Form 10-K405
period 1994-12-31
UNITED HEALTHCARE CORP
filed 1995-03-28
CIK 731766

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1994
                                        -----------------

Commission file number: 0-13253
                        -------


                        United HealthCare Corporation
                      --------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                                 41-1321939
      ----------------------------------                  -----------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                300 Opus Center
              9900 Bren Road East
             Minnetonka, Minnesota                              55343
      ----------------------------------------               -----------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (612) 936-1300
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


       Common Stock, $.01 par value        New York Stock Exchange, Inc.
       ----------------------------        -----------------------------
           (Title of Each Class)              (Name of Each Exchange
                                               on which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -------    -------



                               [Page One of Two]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 1995, was approximately $5,782,458,005* (based on the last reported sale price of $43.25 per share on March 13, 1995, on the New York Stock Exchange).

As of March 13, 1995, 172,943,352 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


Annual Report to Shareholders of Registrant for the fiscal year ended December 31, 1994. Certain information therein is incorporated by reference into Part II hereof.

Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 10, 1995. Certain information therein is incorporated by reference into
Part III hereof.





- ---------------------------------------------
*Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities filing Schedules 13G and received by the Company have been excluded in determining this number.

                               [Page Two of Two]

                                     PART I
                               ITEM 1.  BUSINESS
                               -----------------

     United HealthCare Corporation/SM/ is a national leader in health care management and has offered services to health care coverage purchasers and providers since 1974. As of December 31, 1994, the Company served over three million members through its owned and managed health plans and provided specialty managed care products and services that cover over 23 million participant lives through employers, employee groups, insurers, health maintenance organization ("HMO") operators and other health care payors and health care providers. Based on its experience with multiple HMO models, the Company has developed a number of core capabilities, including medical information management, health benefit administrative services, risk assessment practices, benefit design, provider risk sharing and managed health care delivery. With these capabilities, UHC provides both comprehensive managed care services, such as HMO and carrier replacement products, and unbundled health care management and cost containment products, such as mental health and substance abuse benefit plans, utilization review services, specialized provider networks and employee assistance programs. Prior to May 27, 1994, the Company also provided management services for prescription drug benefit plans through its Diversified Pharmaceutical Services, Inc. ("Diversified") subsidiary. On May 27, 1994, the Company sold Diversified and no longer offers such services.

     United HealthCare Corporation is a Minnesota corporation, incorporated in January 1977. Unless the context otherwise requires, the terms "UHC" and "Company" refer to United HealthCare Corporation and its subsidiaries. The Company's executive offices are located at 300 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (612) 936-1300.

HEALTH PLANS AND RELATED OPERATIONS
- -----------------------------------

     The Company has a majority ownership interest in a number of health plans. With respect to these owned health plan operations, the Company assumes underwriting risk in return for the premium revenue it receives. The Company also provides administrative and other management services to health plans in which the Company has no ownership interest or has a minority ownership interest. With respect to these managed health plan operations, the Company receives an administrative fee for providing its services and generally assumes no responsibility for health care costs. The Company's health plans are usually licensed as HMOs or insurers and provide comprehensive health care coverage for a fixed annual fee or premium that does not vary with the extent of medical services received by the member. In addition, these HMOs control medical and hospital costs through contractual arrangements with independent providers of health care services. Certain of these health plans employ health care providers and directly deliver health care services to enrollees and other individuals. Cost-effective delivery of health care services by both employed and contracted health care providers is achieved by assuring appropriate use of health care services, emphasizing preventive health services and encouraging the reduction of unnecessary hospitalization and other unnecessary services.

     During 1994, the Company acquired the following health plans and their related operations: CAC-Ramsay Health Plans, Inc. in Miami, Florida; Complete Health, Inc. in Birmingham, Alabama; Complete Health of Mississippi, Inc., in Jackson, Mississippi, Complete Health of Tennessee, Inc., in Chattanooga, Tennessee; Complete Health of Arkansas Inc., in Little Rock, Arkansas; and Complete Health of Georgia, Inc. in Atlanta, Georgia. On January 3, 1995, the Company acquired GenCare Health Systems, Inc., a St. Louis, Missouri, based health plan, and its related operations and on February 28, 1995, the Company acquired Group Sales and Services of Puerto Rico, Inc., a Puerto Rico based health plan.

     The following table provides certain information concerning the Company's health plans at December 31, 1994:



                                                                                       Persons Served as of December 31, 1994
                                                              Primary          -----------------------------------------------------

       Name                                                  Location(s)       Commercial(2)    Medicaid      Medicare      Total
       ----                                             ---------------------  -------------  ------------  ------------  ----------

Owned Health Plans (1)
- ----------------------

United HealthCare of Illinois(3)                        Chicago, IL                 314,700        111,500        38,800     465,000

United HealthCare of Ohio, Inc/SM/.(4)                  Columbus, OH                181,100         46,800         1,300     229,200

                                                        Dayton, OH                  194,500              -             -     194,500

PrimeCare/SM/ Health Plan,Inc.                          Milwaukee, WI               171,400         56,100             -     227,500

CAC-Ramsay Health Plans,(R) Inc. (5)                    Miami, FL                    99,500         58,100        40,300     197,900

United Health Plans New England, Inc./SM/               Warwick, RI                 168,100         10,600        11,600     190,300

Complete Health, Inc. (5)                               Birmingham, AL              144,100              -        11,500     155,600

Physicians Health Plan/SM/ of Greater St. Louis, Inc.   St. Louis, MO               142,300              -         1,700     144,000

United HealthCare of Georgia, Inc./SM/                  Atlanta, GA                 104,900              -             -     104,900

United HealthCare of Utah/SM/                           Salt Lake City, UT           81,800          2,300             -      84,100

Community Health Network of Louisiana, Inc. (6)         Baton Rouge, LA              66,900              -           400      67,300

United HealthCare of the Midlands,Inc./SM/              Omaha, NE                    58,300              -         3,300      61,600

Complete Health of Tennessee, Inc.                      Chattanooga, TN              30,800              -             -      30,800

Complete Health of Georgia, Inc.                        Atlanta, GA                  14,000              -             -      14,000

Complete Health of Arkansas, Inc.                       Little Rock, AR              10,800              -             -      10,800

Complete Health of Mississippi, Inc.                    Jackson, MS                   7,300              -             -       7,300

                                                                                  ---------         -------       -------  ---------

 Total Owned (7) (8)                                                              1,790,500         285,400       108,900  2,184,800




Minority Owned or Managed Health Plans (9)
- ------------------------------------------
Medica(10)                                              Minneapolis, MN             488,700         43,700        76,700     609,100

Physicians HealthPlan/SM/ of North Carolina, Inc.       Greensboro, NC               98,200              -             -      98,200

Physicians Health Plan/SM/ of Mid Michigan, Inc.(11)    Lansing, MI                  87,200          3,200             -      90,400

Physicians Plus Insurance Company (12)                  Madison, WI                  84,300              -             -      84,300

Physicians Health Plan/SM/ of Northern Indiana,
 Inc.(12)                                               Fort Wayne, IN               49,200              -             -      49,200

Physicians Health Plan/SM/ of Southwestern Michigan,
 Inc.(11)                                               Kalamazoo, MI                36,700              -             -      36,700

Physicians Health Plan/SM/ of Western Michigan,
 Inc.(11)                                               Muskegon, MI                 36,200              -             -      36,200

Physicians Health Plan/SM/ of South Carolina, Inc.      Columbia, SC                 34,400              -             -      34,400

Physicians Health Plan/SM/ of South Michigan, Inc. (11) Jackson, MI                  25,500              -             -      25,500

                                                                                  ---------         -------       -------  ---------

 Total Minority Owned or Managed(13)                                                940,400          46,900        76,700  1,064,000

                                                                                  ---------       -------       -------  ---------

     TOTAL HEALTH PLAN ENROLLMENT                                                 2,730,900         332,300       185,600  3,248,800

                                                                                  =========         =======       =======  =========


(1) Health plans in which the Company has a majority or greater ownership interest and to which the Company provides management services.

(2) Includes individuals covered under self-insured health plans served by UHC and utilizing the provider networks of the health plan; and individuals covered under products offered by one of the Company's insurance company subsidiaries and utilizing the health plan's provider network.

(3) Represents the combined operations of the Company's two Illinois health plans: Chicago HMO Ltd. and Share Health Plan/SM/ of Illinois, Inc.

(4)  Represents the combined operations of the Company's two Ohio health plans:
     Physicians Health Plan of Ohio, Inc. and Western Ohio Health Care Corporation, which have been merged since January 1,1994.

(5) Includes the operations of a wholly owned subsidiary of the named health plan which is a separately licensed HMO.

(6) Health plan in which the Company has a controlling interest due to its combined ownership and management interests.

(7) On January 3, 1995, the Company acquired GenCare Health Systems, Inc., a St. Louis, Missouri based health plan whose December 31, 1994 total enrollment was 197,900, and whose January 31, 1995 total enrollment was 230,000. On February 28, 1995, the Company acquired Group Sales and Services of Puerto Rico, Inc., a Puerto Rico based health plan whose December 31, 1994 total enrollment was 133,900 and whose January 31, 1995 total enrollment was 135,100.

(8) Total owned health plan revenues represented 89% of UHC's total revenues for 1994.

(9) Health plans in which the Company has a minority or no ownership interest and to which the Company provides management services.

(10) Medica includes the combined operations of the health plans previously known as Physicians Health Plan/SM/ of Minnesota and Share/SM/, both of which were provided management services by the Company prior to their affiliation in 1991.

(11) Health plans which operate in separate geographic locations but under one HMO license.

(12) The Company's management agreement with the named health plan will expire in 1995.

(13) Total minority owned or managed health plan revenues represented less than 5% of UHC's total revenues for 1994.

A number of the Company's health plans' enrollee health care coverage contracts commence, expire or renew, as the case may be, as of January 1 of each year. Accordingly, those health plans' January 31 enrollment figures in any year may differ from the prior year's December 31 enrollment figures. Total owned health plan enrollment as of January 31, 1995, was: Commercial - 2,132,700; Medicaid - 291,300; Medicare -111,200; and Total - 2,535,200, including GenCare. Total minority owned or managed health plan enrollment as of January 31, 1995, was:
Commercial - 1,012,500, Medicaid - 50,100, Medicare - 76,600, and Total - 1,139,200.

Management Services.   UHC's responsibilities as a manager for both owned and
- -------------------
managed health plans generally include the installation, maintenance and operation of management information systems and the provision of claims processing, marketing, contracting, financial and accounting services. For the management services it provides to health plans, UHC generally receives a fee based on a percentage of the gross revenues of each health plan. Under certain management agreements, the Company may receive additional management services fees based on performance parameters during a contract year. In health plans in which the Company has a majority ownership interest, UHC records in its consolidated financial statements the premium revenues and related medical services costs. In these health plans, the Company may also participate directly with health care providers in economic incentives relating to the efficient use of specialty care referrals, hospitalization and other services.

Provider Network Management.  The Company provides management and related
- ---------------------------
services to health plans operating modified fee-for-service HMO products, capitated network model HMO products and staff model HMOs. Physicians participating in modified fee-for-service model HMOs are generally compensated for each treatment or service provided to an HMO enrollee. UHC's modified fee-for-service model HMOs contract with a large number of independent health care providers in many office locations. The Company's capitated model HMOs generally contract with designated primary care (family practice, internal medicine and pediatric) physicians or physician groups to provide or arrange medical care for HMO enrollees for a fixed capitation fee for each enrollee who selects that physician or group. This capitation payment does not vary with the nature or extent of services provided to the enrollee. The Company's staff model HMOs employ health care providers, primarily primary care physicians, and generally contract with independent specialist physicians. All of the Company's health plans emphasize controlling health care costs and promoting the quality of health care delivered by focusing medical utilization and cost controls on referrals, hospitalization and other services, and utilizing claims and practice pattern information for quality assessment.

Risk Assessment.  Underwriting is the process by which a health plan assesses
- ---------------
the risk of enrolling members and groups and re-enrolling groups, and establishes the appropriate or necessary premium charges. The setting of premium rates directly affects a health plan's profitability and marketing success. The Company has developed underwriting guidelines, administered by a corporate underwriting staff, which are used to determine the rates to be charged prospective employer groups. The ability and extent to which an individual's health status may be used in determining whether to accept prospective members or groups or to set premium rates is subject to increasing state regulation and often varies by type of product.

     The profitability of the Company as a health care management company depends in large part on effectively predicting and managing health care costs. Because the Company's HMOs provide services on a prepaid basis, with premiums per member usually fixed for one-year periods, unexpected cost increases or unexpected utilization during the contract period cannot be immediately incorporated into the premium structure. If an unexpectedly high number of the Company's HMO members experience conditions requiring expensive medical treatment, such as premature births, heart transplants or severe trauma, the Company's profitability may be affected. In addition, changes in health care regulations and practices, inflation, new technologies, major epidemics, natural disasters, and other factors affecting the delivery and cost of health care which are beyond the Company's control may adversely affect the Company's ability to predict and control health care costs.

Medicare.  Certain of the Company's health plans provide Medicare-eligible
- --------
persons with a wide range of health services through specifically designed Medicare benefits programs. Medicare is a federal program designed to provide health care coverage for the elderly. The Company's Medicare benefit programs may carry certain disadvantages, such as higher comparative medical costs and levels of utilization as compared to non-Medicare members, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than groups.

     Medicare programs are offered by the health plans pursuant to a risk contract, a cost contract or a health care pre-payment plan ("HCPP") arrangement between the health plan and the federal Medicare funding agency ("HCFA"). Under a risk contract, in addition to the payment of a small premium by the member in some cases, the health plan is reimbursed on a fixed per member per month basis by the federal government for the projected cost of health services. The health plan then bears the risk that the actual costs of health services may exceed the per member per month amount. The Company believes that its risk contract Medicare programs are attractive to Medicare beneficiaries because they provide for broad benefit coverage; eliminate Medicare required copayments, deductibles, coinsurance amounts and disallowed charges and substantially reduce the member's administrative responsibilities. A health plan with a Medicare risk contract must maintain at least 50% of its total enrollment in non-Medicare programs.

     Under a Medicare cost contract, the health plan pays physicians and other health care providers for services provided to the health plan's members and is then reimbursed by the federal government. Under some forms of cost contracts, the federal government may continue to pay hospitals directly for inpatient services. Revenues and potential opportunities for profits under a cost contract may often be less than under a risk contract, but the risk of adverse financial results to the health plan is usually reduced.

     As of December 31, 1994, approximately 185,600 enrollees in the Company's health plans were covered by a Medicare benefits program and 14% of the Company's 1994 revenues was associated with such programs.

Medicaid.  The Medicaid population represents another market for health plans
- --------
managed or owned by the Company. Medicaid is a joint federal and state program designed to provide health care coverage for the indigent. The prepaid Medicaid programs generally operate similarly to Medicare risk contracts and carry similar risks. In addition, a health plan offering a Medicaid related program must maintain at least 25% of its total enrollment in non-Medicaid and non-Medicare programs. A number of states have recently undertaken or indicated an intent to undertake an expansion and/or reform of their Medicaid managed care programs.

     As of December 31, 1994, approximately 332,300 enrollees in the Company's health plans were covered under Medicaid prepaid contracts and 11% of the Company's 1994 revenues was associated with such programs.

Insurance Products.  Through its subsidiaries United Health and Life Insurance
- ------------------
Company ("UHL"), United Health and Life Insurance Company of Ohio, United Health and Life Insurance Company of Illinois and Ramsay Life and Health Insurance Company, UHC offers several health insurance products in conjunction with health plan products on a carrier replacement basis. These products permit employers to replace multiple health care policies and vendors with a single health care plan. These subsidiaries also offer reinsurance and other insured products on a selective basis to most of the Company's health plans and to employers and other sponsoring groups offering self-funded health care benefit plans. The Company's insurance subsidiaries are licensed to sell group life, accidental death and dismemberment, short-term disability and health insurance products in a total of 41 states and the District of Columbia.

Self-funded Products.  The Company has developed self-funded products for
- --------------------
employers who desire the cost containment aspects of an HMO product and want to self-insure the health care cost risk. The Company uses the provider networks it has developed in connection with its HMO products for these self-funded products. The provider contracts for these products are with individual physicians or groups of physicians as well as health care facilities and are generally on a standardized fee-for-service basis. Self-funded products offer employers and other sponsoring groups access to a provider network and the administrative and utilization review services associated with an HMO product, but the risks of health care utilization generally are borne by the sponsoring group.

 SPECIALTY MANAGED CARE SERVICES
- --------------------------------

     Through its experience in providing comprehensive health care management services and in response to increasing market demand for greater choice and flexibility in the design of health care coverage products and funding arrangements, the Company has developed core capabilities which have enabled it to introduce competitive products to facilitate the efficient delivery of health care services. These products are offered independently of the Company's owned and managed health plans through its specialty managed care services operations. The Company also makes these products available to its owned and managed health plans where feasible.

     With respect to its specialty managed care services, the Company receives fees for the provision of services, primarily administrative in nature, and generally assumes no responsibility for health care costs except in the case of its former subsidiary, Diversified, and its United Behavioral Systems, Inc. ("UBS") subsidiary. Prior to the sale of Diversified in May 1994, Diversified accepted health care cost responsibility for the managed delivery of pharmaceutical benefit programs for some of its customers (primarily health plans owned by the Company). In addition, through UBS, the Company assumes some responsibility for health care costs for the provision of mental health/substance abuse services and thus recognizes premium-like revenue and medical services expense.

     As of December 31, 1994, the Company's specialty managed care products were available to a total of approximately 23 million participant lives, 81% of whom were not enrolled in one of the Company's owned health plans. One person may be covered by more than one specialty managed care service and therefore may account for more than one of these participant lives. The Company offers the following specialty managed care services to HMOs, preferred provider organizations ("PPOs"), insurers, providers, Blue Cross/Blue Shield plans, third party administrators, employers and government agencies.

Care Management Services.  The Company's care management business unit offers
- ------------------------
products providing customers and members with utilization management and benefit administration services, access to a national network of health care facilities for transplant-related services and workers compensation and disability claims management services.

     Care Management and Benefit Administration Services. The Company's Healthmarc and HealthPro programs offer insurers, employers, labor union health and welfare funds and governmental entities unbundled cost and utilization review and case management services. These services include prior, concurrent and retrospective review of hospital admissions and certain ambulatory services, second opinion programs, case management, specialist referrals and discharge planning. These services emphasize patient and provider education as a means of assisting clients in managing their health care costs. As of December 31, 1994, these programs were provided to approximately three million individuals, 99% of whom were not enrolled in any of the Company's owned health plans.

     The Company's recently introduced Total Care Management program offers those employers, labor union health and welfare funds and governmental entities who do not have access to the Company's health plans an alternative - access to bundled managed care services. These services include utilization management, medical information and education, claims payment, networks, mental health/sustance abuse services, and other related services. These services can provide health plan-like results to those clients who have constituencies outside health plan service areas.

     Transplant Network. The Company's United Resource Networks ("URN") program offers clients access to an international network of health care facilities for transplant-related services and transplant case management services. URN negotiates fixed, competitive rates for high-cost, low-frequency health care services such as organ and tissue transplants. URN's network is utilized by UHC's health plans and is also sold to non-affiliated insurance companies and health plans, third party administrators, government agencies and self-funded employers. In addition, URN's United TransReview/SM/ product provides clients with recommendations about whether particular individuals are appropriate candidates for transplantation. As of December 31, 1994, URN's products were available to approximately 16 million individuals, approximately 86% of whom were individuals not enrolled in any of the Company's owned health plans.

     Workers Compensation and Disability Management Services. UHC's workers' compensation management services include the operations of FOCUS Healthcare Management(registered trademark), Inc. ("FOCUS"), a subsidiary acquired by the Company in January 1994, and UHC's former Workers Compensation/Casualty Services ("WCCS") division. The Company's workers' compensation and disability management services tailor the Company's broad managed care resources into products and services intended to apply managed care concepts, such as utilization review and use of specialized preferred provider networks, to workers compensation and casualty insurance cases. These products and services are provided to insurers and large self-insured employers and include hospitalization and outpatient surgery precertification and case management, access to provider networks, specialized programs such as carpal tunnel and back injury case management, and review of imaging (CT scans and MRI) services.

     Employee and Member Assistance Programs. The Company's Institute for Human Resources ("IHR") division offers clients employee assistance programs which provide an assessment and referral service to a client's employees and family members for work-related or personal problems which might otherwise interfere with an employee's productivity. The Company also offers its employee assistance programs in conjunction with its Healthmarc and HealthPro programs and its 24-hour health care information line product known as Nurseline. IHR's clients include health plans, government agencies or departments, self-insured organizations and insurers. As of December 31, 1994, IHR's services were available to approximately three million individuals, approximately 74% of whom were individuals not enrolled in any of the Company's owned health plans.

Geriatric Care Management Services.  The Companys also develops and provides
- ----------------------------------
products and services to HMOs and providers for cost control and the management of health care for the elderly. LinkAge(registered trademark) (formerly marketed as Geriatric Case Management System) identifies for hospitals high-cost, high-risk inpatients upon admission and provides focused case management throughout their hospital stay. The Company's EverCare(registered trademark) program arranges for the provision of managed medical care services to institutionalized elderly individuals in nursing homes through contracts with a physician-nurse practitioner team. EverCare, in conjunction with UHL, is participating in a demonstration project with HCFA to offer managed health care services to the institutionalized elderly in nine separate locations throughout the country. The Company's Long Term Care Group division provides consulting and administrative services relating to long term care insurance to employers and insurance carriers, including information services and underwriting services.

Behavioral Health Services.  The specialty operations in the Company's
- --------------------------
Behavioral Health Services business unit include mental health and substance abuse related services. UHC's UBS subsidiary provides a specialized provider network and mental health and substance abuse benefit program services including providing or arranging for behavioral health care/case management services and network development services, primarily on a capitation basis, to certain of UHC's owned or managed health plans, and to other health plans or PPOs and insurance companies. UBS' services are provided by employed behavioral health care professionals and by a network of contracted providers. As of December 31, 1994, UBS was providing its services to approximately three million individuals, approximately 51% of whom were individuals not enrolled in any of the Company's owned health plans.

Prescription Drug Benefit Program Services.  Prior to its sale in May 1994,
- ------------------------------------------
UHC's Diversified subsidiary administered UHC's prescription drug benefit program services. Diversified's services included the establishment of a pharmacy network and formulary, installation and operation of a pharmacy claims processing system, and maintenance of a prescription information database. Diversified also assisted its clients in managing pharmaceutical costs through chargeback arrangements with major pharmaceutical manufacturers.

International Business.  The Company has begun exploring opportunities to sell
- ----------------------
its products and services in foreign countries and anticipates utilizing various arrangements such as joint ventures, as well as direct contracting.

CENTER FOR HEALTHCARE POLICY AND EVALUATION
- -------------------------------------------

     The Center for HealthCare Policy and Evaluation (the "Center") is the Company's quality-of-care and research unit. The Center's activities include developing UHC's nationwide operations' commitment to measuring and reporting performance; providing quality of care, patient surveying and cost-effectiveness research and analysis; and participating in major national public policy initiatives to positively influence the reform of health care delivery, financing and access.

     HealthCare Evaluation Services. The Company's HealthCare Evaluation Services ("HCES") division, a part of the Center, performs services and research relating to the growing data and analysis needs of the Company's health plans, specialty managed care services businesses and an external client base. HCES offers the following research services and software developed by the Center to third-party payers, providers, employers and the government, and utilizes these services and software in the management of the Company's health plans and specialty managed care services:

     Quality Screening and Management (QSM(registered trademark)). QSM is a
     -------------------------------------------
     comprehensive quality management program that assists managed care organizations and other enrolled populations, such as Medicaid programs, in the evaluation of health care quality. The QSM software incorporates and reports measures of quality and access to care through performance indicators such as disease incidence rates, occurrence of adverse events, condition-specific processes and outcomes, and utilization of preventive services.

     ProSight(registered trademark). ProSight is an executive information
     --------
     system that allows users to manage health care costs and utilization through simplified data analysis and reporting packages. A decision support database facilitates additional customized analysis.

     Physician Profiling.  Physician Profiling is a desktop performance
     --------------------
     evaluation tool that supports ongoing management of physician networks by managed care organizations. The system uses case data collection, peer-based physician norms and comparative report software to describe physician performance in the areas of cost, quality and utilization.

     EPIS(trademark). EPIS is a specialized analytic software system which allows
     --------
     clients to profile comparative data. The Company also utilizes EPIS as the platform from which it updates and disseminates the latest expert-derived clinical guidelines to its health plans and other clients.

MANAGEMENT INFORMATION SYSTEMS
- ------------------------------

     The Company's health plans and specialty managed care products use computer-based management information systems for various purposes, including claims processing, billing, utilization management, underwriting, marketing and sales tracking, general accounting, medical cost trending, managed care reporting and financial planning. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analysis of cost and outcome data.

     The Company's computer information systems which support its health plans and specialty managed care services operations are continually being enhanced and upgraded. System development efforts relating to increased efficiency, capacity and flexibility are ongoing. The Company's computer processing capabilities support multiple product delivery systems with attendant tracking and processing for such systems, an integrated database of information for increased reporting and research capabilities, and use automated entry and edit capabilities to speed the capture and processing of information. The Company generally uses a phased release strategy to provide new systems capabilities to its various operating units. Over the past several years, the Company has upgraded its mainframe computers, enhanced its existing software functionality and migrated to various software database environments. This approach allows the Company to preserve its investment in existing systems while, at the same time, enabling it to exploit new technologies that help improve either the cost effectiveness of the services provided, or allow for the introduction of new product capabilities.

Information System Products and Services.  The Company provides certain
- ----------------------------------------

components of its management information systems to nonaffiliated health plans, self-funded employers and health care providers. As a third-party administrator, UHC offers its management information systems, primarily its claims processing and information reporting capabilities, to certain self-funded employers. The Company believes that its technology-based products can lower clients' administrative costs, improve information flow and facilitate decision making. One of these information systems components is ProviderLink(registered trademark), an EDI network and series of products designed as the foundation for delivery of an electronic solution for health care payors, providers and purchasers. In addition to enabling health care providers to electronically submit referral authorizations and multi-payor claims, ProviderLink allows provider clients immediate access to information on benefit coverage, eligibility, referral and claim status and the ability to communicate through electronic mail. EmployerLink, an EDI/electronic network information system that links employers with their health plans. EmployerLink provides such employers with electronic member enrollment, billing reconciliation, claims status and electronic-mail capabilities.

     Episodes(registered trademark), UHC's utilization and case management software, is a comprehensive healthcare management system designed for clients who need to better manage their health care dollars. The software automates the client's evaluation of the accuracy and appropriateness of care using industry-accepted criteria and standards. Episodes captures necessary case information in a relational structure that is intended to mirror the way health care professionals think about their caseloads.

MARKETING
- ---------

     The Company's marketing strategy and implementation for its health plans and alternative managed care products are defined and coordinated by UHC's corporate marketing staff. Primary marketing responsibility for each of the Company's health plans and specialty managed care products resides with a marketing director and a direct sales force. In addition, the Company's health plans and specialty managed care products are sold through independent insurance agents and brokers. Marketing efforts are supported by ongoing market research that identifies and grades prospective customers and establishes specific enrollment goals by territory and employer. Marketing efforts are also supported by public relations efforts and advertising programs that may employ television, radio, newspapers, billboards, direct mail and telemarketing.

COMPETITION
- -----------

     The managed health care industry evolved primarily as a result of health care buyers' concerns regarding rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of managed care products, including health plans, PPOs, and specialized services such as mental health or pharmacy benefit programs, while increasing the accessibility and quality of health care services. The managed health care industry is highly competitive, both nationally and in the Company's various market areas.

     As HMO and PPO penetration of the health care market and the effects of health care reforms increase nationwide, the Company expects that obtaining new contracts for its products with large employer and government groups may become more difficult and that competition for smaller employer groups will intensify. In addition, employers may choose to self-insure the health care risk while seeking benefit administration and utilization review services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage the health care products or coverage offered to their employees.

     The Company's health plans and specialty managed care coverage products compete for group and individual membership with conventional health insurance plans, Blue Cross/Blue Shield plans, other health plans, HMOs, PPOs, third party administrators and health care companies, and employers or groups who elect to self-insure. The company's ability to increase the number of persons covered by its products or services or to increase its premiums and fees can be affected by the Company's level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company, its health plans and its specialty managed care products include price, the level and quality of service provided or arranged for, provider network capabilities, the offering of innovative products and marketplace reputation. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services.

EXPANSION OF OPERATIONS
- -----------------------

     The Company continually seeks out and evaluates opportunities for future growth and expansion. Such growth and expansion opportunities may include acquisitions or dispositions of specialty managed care services or health plan operations, and the internal development of new products and techniques for the containment of health care costs, the measurement of the outcomes and efficiency of health care delivered and the management of health care delivery systems.

GOVERNMENT REGULATION
- ---------------------

     Government regulation of employee benefit plans, including health care coverage, health plans and the Company's specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or a subsidiary to make changes from time to time in its services, products, structure or marketing methods. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

     The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or
future regulations might be interpreted.   A number of jurisdictions have
enacted small group insurance and rating reforms which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to
year.    Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively.

     Increasingly states are considering various health care reform measures and are adopting laws or regulations, which may limit the Company's health plans' and insurance operations' ability to control which providers are part of their networks and may hinder their ability to effectively manage utilization and cost. The Company is unable to predict what reforms, if any, may be enacted or how those reforms would affect the Company's operations.

HMOs.  All of the states in which the Company's health plans offer HMO products
- ----
have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. Certain of the Company's subsidiaries are required to retain for their own use cash generated from their operations. In addition, certain of the Company's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial reserves are maintained. Some state regulations enable agencies to review all contracts entered into by HMOs, including management contracts, for reasonableness of fees charged and other provisions.

     The Company's health plans which have Medicare risk contracts are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with

HCFA's contracts and regulations and the quality of care being rendered to the health plan's members. To enter into Medicare risk contracts, a health plan must either be federally qualified or be considered a Competitive Medical Plan under HCFA's requirements. Health plans which offer a Medicare risk product also must comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries. PRO requirements relate to quality assurance and utilization review procedures. The Company's health plans which have Medicare cost and HCPP contracts are subject to similar regulatory requirements. In addition, these health plans are required to file certain cost reimbursement reports with HCFA which are subject to audit and revision.

     The Company's health plans which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Both Medicare and Medicaid have in force and/or have proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect the Company's operations.

     Many of the Company's health plans have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and frequently seeks premium refunds and other sanctions against health plans participating in the program. The Company's health plans which have contracted with FEHBP are subject to such audits and may be requested to make such refunds.

Insurance Regulation.  The Company's insurance subsidiaries are subject to
- --------------------
regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to the licensing of insurance companies; the amount of reserves which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial companies condition of insurance companies; and the establishment of capital requirements for insurance companies. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

Insurance Holding Company Regulations.  Certain of the Company's health plans
- -------------------------------------
and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

TPAs.  Certain subsidiaries of the Company are also licensed as third-party
- ----
administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

PPOs. Certain of the Company's subsidiaries' operations may be subject to PPO
- -----
regulation in a particular state. PPO regulations generally contain certain network, contracting, financial and reporting requirements which vary from state to state.

Utilization Review Regulations.  A number of states have enacted laws and/or
- ------------------------------
adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel. Some of these laws and regulations may affect certain operations of the Company's business units.

MCOs.  In recent years a number of states have enacted laws enabling self-
- ----
insured employers and/or insurance carriers to apply medical management and other managed care techniques to the medical benefit portion of workers' compensation, if such managed care is performed by a state certified managed care organization ("MCO"). The Company, by itself or with its HMOs, has generally sought MCO certification in the states where it is available and where it markets managed care workers compensation products. MCO laws differ significantly from state to state, but generally address network and utilization review activities.

ERISA.  The provision of goods and services to or through certain types of
- -----
employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how UHC's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase UHC's liability exposure under state law-based suits relating to employee health benefits offered by UHC's health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES
- ---------

     As of December 31, 1994, the Company employed approximately 9,600 persons; approximately 150 of which were represented by a union. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
                                                                                                      First Elected As
Name                         Age                        Position                                     Executive Officer
- ----                         ---                        --------                                     -----------------


William W. McGuire, M.D.      46  Chairman, President, Chief Executive Officer                              1988
                                    and Director

James P. Bradley              43  Senior Vice President                                                     1992
                                    and Chief Information Officer

James A. Conto                39  Vice President, Acquisitions and Audit                                    1994

Brian S. Gould, M.D.          47  Senior Vice President, International Development                          1990

David P. Koppe                38  Vice President, Treasurer and Chief Financial                             1992
                                    Officer

Sheila T. Leatherman          43  President, Center for Health Care Policy and
                                    Evaluation                                                              1993

William W. Pogue              48  Senior Vice President, Sales, Marketing and                               1989
                                    Development

Jeannine M. Rivet             46  Executive Vice President, Health Plan Operations                          1992

Kevin H. Roche'               44  General Counsel and Secretary                                             1992

Kathy Walstead-Plumb          48  Senior Vice President, Group Service Administration                       1992



Travers H. Wills              51  Senior Vice President, Specialty Operations                               1992

Executive Officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

     Dr. McGuire became a director of the Company in February 1989 and the Chairman of the Board in May 1991. Dr. McGuire became an Executive Vice President of UHC in November 1988, was appointed the Company's Chief Operating Officer in May 1989, the Company's President in November 1989 and the Company's Chief Executive Officer in February 1991.

     Mr. Conto has been employed by the Company since 1985 and has served as its Vice President, Acquisitions and Audit since 1991. From 1985 to 1987, he was the Assistant Director of HMO Financial Research, from 1987 to 1990, he was the Director of Internal Audit and from 1990 to 1991 he was the Company's Director of Development.

     Mr. Bradley has been employed by the Company since October 1989 and is currently a Senior Vice President and Chief Information Officer. From 1987 to 1989, Mr. Bradley was a Senior Manager at Price Waterhouse, a world-wide public accounting and professional services firm.

     Dr. Gould became the Company's Senior Vice President, Specialty Operations in August 1990 and UHC's Senior Vice President, International Development in September 1993. Prior to joining UHC, Dr. Gould served as a Senior Vice President from April 1988 to August 1990 for Blue Cross of California. Dr. Gould also served as the Corporate Medical Director for Blue Cross of California from November 1986 to August 1990 and as a Commissioner of the State of California's Health Policy and Data Advisory Commission from 1985 through 1990.

     Mr. Koppe became the Company's Chief Financial Officer in December 1994. He has been employed by the Company since June 1983 and has served as the Company's Vice President and Treasurer since May 1989. Mr. Koppe also served as the Company's Controller from May 1989 until October 1994.

     Ms. Leatherman became President of UHC's Center for Health Care Policy and Evaluation in June 1992. From 1989 to 1992, Ms. Leatherman was UHC's Vice President of Research and Development. Ms. Leatherman was Vice President, Medical Affairs of Partners National Health Plans from 1987 to 1989.

     Mr. Pogue became Senior Vice President, Sales, Marketing and Product Development in October 1989. Mr. Pogue was previously with Lincoln National Life Insurance Company of Fort Wayne, Indiana, for 20 years in various capacities, most recently as Vice President of Sales.

     Ms. Rivet became the Company's Executive Vice President, Operations in October, 1994. She served as the Company's Senior Vice President, Health Plan Operations from September 1993 to September 1994; and the Company's Vice President of Health Service Operations from June 1990 to September 1993. From 1989 to 1990, Ms. Rivet was Vice President of Group Operations of The Prudential Insurance Company of America.

     Mr. Roche' became Secretary and General Counsel of the Company in May 1989. From August 1987 to April 1989, Mr. Roche' was Associate General Counsel of Partners National Health Plans.

     Ms. Walstead-Plumb joined the Company as Vice President of Claims in January 1986 and became Vice President of Group Service Administration in May 1990. Ms. Walstead-Plumb became a Senior Vice President of the Company in 1992.

     Mr. Wills became Senior Vice President, Specialty Operations of the Company in November 1992. From 1968 to 1992, Mr. Wills was employed by CIGNA Corporation, a multi-line insurance company, in various capacities, most recently as President of MCC Companies, a mental health/substance abuse subsidiary of CIGNA.

                              ITEM 2.  PROPERTIES
                              -------------------

     As of December 31, 1994, the Company leased approximately 1,045,000 aggregate square feet of space for administrative offices in the greater Minneapolis-St. Paul, Minnesota area, and for computer facilities and claims processing centers in International Falls and Duluth, Minnesota and San Antonio, Texas. In connection with its operations outside of Minnesota and Texas, as of December 31, 1994, the Company leased 1,588,000 aggregate square feet of office space and space for computer facilities and claims processing centers in the various areas in which its health plans or managed care services specialty programs operate. The Company's leases for office space, computer facilities and claims processing centers expire at various dates through 2000. As of December 31, 1994, the Company owned approximately 185,000 aggregate square feet of space for administrative offices and its staff model clinic operations in Florida.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company is periodically engaged in litigation concerning decisions made by its owned or managed health plans and specialty managed care programs regarding benefit plan coverage, and it may be subject to liability for adverse medical consequences, particularly in its staff model health plans.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.

                                    PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               --------------------------------------------------
                          RELATED STOCKHOLDER MATTERS
                          ---------------------------


     The information contained under the heading "Investor Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is incorporated herein by reference.


                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

     The information contained under the heading "Financial Highlights" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.


                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                -----------------------------------------------

     The information contained under the heading "Financial Review" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

     The Company's Consolidated Financial Statements together with the Report of Independent Public Accountants thereon appearing on pages 22 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

     The information included under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.

     Pursuant to General Instruction G(3) to Form 10K and Instruction 3 to item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under separate caption.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           ---------------------------------------------------------
                                 AND MANAGEMENT
                                 --------------

     The Information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     Information with respect to certain relationships and related transactions appearing under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  1.   Financial Statements
          --------------------

     The following consolidated financial statements of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 and are incorporated herein by reference:

     Consolidated Balance Sheets at December 31, 1994 and 1993.

     Consolidated Statements of Operations for the Three Years Ended December 31, 1994.

     Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 1994.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

(a)  2.   Financial Statement  Schedules
          ------------------------------

     None

(a)  3.   Exhibits
          --------



Exhibit Number                      Description
- --------------                      -----------
     3(a)       Copy of the Company's Second Restated Articles of  Incorporation.

     3(b)       Copy of the Company's Restated Bylaws, as amended. (Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1991).

     *10(a) Employment Agreement dated as of January 1, 1993, between United HealthCare Corpor. Corporation and William W.
                McGuire, M.D. (Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December
                31, 1993).

     *10(b) United Health Care Corporation 1985 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December
                31, 1993).

     *10(c)     United HealthCare Corporation Restricted Stock Plan.
                (Incorporated by reference to Exhibit 10(c) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1993).

     *10(d)     United HealthCare Corporation 1987 Supplemental Stock Option
                Plan. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December
                31, 1993).

     *10(e)     United HealthCare Corporation 1988 Stock Option Plan, as amended.
                Incorporated by reference to Exhibit 10(e) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1992).

     *10(f) United HealthCare Corporation 1990 Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December
                31, 1992).

     *10(g)     United HealthCare Corporation Amended and Restated 1991 Stock and
                Incentive Plan (Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1993).

     *10(h)     United HealthCare Corporation 1995 Executive Savings Plan.

     *10(i)     United HealthCare Corporation 1995 Management Incentive
                Compensation Plan.

     *10(j) Employment Agreement dated September 12, 1985, as amended, between United HealthCare Corporation and Robert K. Ditmore
                (Incorporated by reference to Exhibit 10(e) to the Company's
                Registration Statement on Form S-1, File No. 33-1710 and Exhibit
                28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

     *10(k)     Employment Agreement, dated as of November 1, 1994, between
                United HealthCare Corporation and Jeannine Rivet.

     *10(l)      Employment Agreement dated October 9, 1990, between United
                 HealthCare Corporation and George B. Borkow. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1990).

     *10(m)      Restated Employment Agreement dated as of May 27, 1994, between
                 United HealthCare Corporation and Travers H. Wills. (Incorporated by reference to Exhibit 99.1 to the Company's Interim Report on Form 8-K dated May 27, 1994).

     *10(n)      Employment Agreement dated as of November 1, 1994, between United
                 HealthCare Corporation and Kevin H. Roche.

     *10(o)      Employment Agreement dated as of November 1, 1994, between United
                 HealthCare Corporation and Kathy M. Walstead-Plumb.

     *10(p)      Employment Agreement dated as of November 1, 1994, between United
                 HealthCare Corporation and William W. Pogue.

     *10(q)      Employment Agreement dated as of December 1, 1994, between United
                 HealthCare Corporation and David P. Koppe.

     *10(r)      Employment Agreement dated as of November 1, 1994 between United
                 HealthCare Corporation and Sheila T.  Leatherman.

     *10(s)      Employment Agreement dated as of November 1, 1994, between United
                 HealthCare Corporation and James A. Conto.

     10(t)       Agreement and Plan of Acquisition, dated January 19, 1994, among
                 United HealthCare Corporation, UHC Red Acquisition, Inc. and
                 Complete Health Services, Inc. (Incorporated by reference to
                 Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     10(u)       Agreement and Plan of Acquisition, dated February 15, 1994, among
                 United Health Care Corporation UHC Silver Acquisition, Inc. and
                 Ramsay-HMO, Inc. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1993).

     10(v)       Stock Purchase Agreement, dated as of May 2, 1994, by and between
                 SmithKline Beecham Corporation and United HealthCare Corporation.
                 (Incorporated by reference to Exhibit 2.1 to the Company's
                 Interim Report on Form 8-K dated May 27, 1994).



     10(w)       Agreement and Plan of Merger By and Among United HealthCare
                 Corporation, UHC Blue Acquisition, Inc., GenCare Health
                 Systems, Inc. and General American Life Insurance Company.
                 (Incorporated by reference to Exhibit 2 to Company's Schedule
                 13-D in connection with issuer GenCare Health Systems, Inc., filed September 21, 1994.)

     10(x)       United HealthCare Corporation Nonemployee Director Stock Option
                 Plan

     11          Statement regarding computation of per share earnings.

     13 Information contained under the heading "Investor Information", "Financial Highlights", "Financial Review" and the Company's
                 Consolidated Financial Statements and Notes together with the Report of Independent Public Accountants thereon in the Company's
                 Annual Report to Shareholders for the fiscal year ended December
                 31, 1994, as required by Rule 601 (b)(13)(ii). (E.D.G.A.R.
                 version only)

     21          Subsidiaries of the Registrant.

     23          Consent of Independent Public Accountants.

     24          Powers of Attorney.

     27          Financial Data Schedule.   (E.D.G.A.R. version only)


* Denotes compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item
601(b)(10)(iii)(A) of Regulation S-K.

(b)  Reports on Form 8-K
     -------------------

     The following reports on Form 8-K were filed during the fourth quarter of 1994 and through March 17, 1995:

     The Company filed a Current Report on Form 8-K dated November 3, 1994. The only item reported on this filing was Item 5 concerning the Company's announcement of its financial results for the quarter ended September 30, 1994.

     The Company filed a Current Report on Form 8-K dated January 3, 1995. The only item reported on this filing was Item 2 concerning the Company's acquisition of GenCare Health Systems, Inc. This filing was subsequently amended to include under Item 7 the Audited Consolidated Financial Statements of GenCare Health Systems, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992 and pro forma condensed combining financial information for the year ended December 31, 1994.

     The Company filed a Current Report on Form 8-K dated February 14, 1995. The only item reported on this filing was Item 5 concerning the Company's announcement of its financial results for the quarter and year ended December 31, 1994.

(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1995

                                    UNITED HEALTHCARE CORPORATION

                                    By: /s/ William W. McGuire, M.D.
                                        ----------------------------
                                        William W. McGuire, M.D.
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ William W. McGuire, M.D.                         Dated:  March 28, 1995
   -----------------------------
   William W. McGuire, M.D.
   Director, Chief Executive Officer
   (principal executive officer)


By /s/ David P. Koppe                                   Dated:  March 28, 1995
   -----------------------------
   David P. Koppe
   Chief Financial Officer
   (principal financial and accounting officer)


By              *                                       Dated:  March 28, 1995
   -----------------------------
   William C. Ballard, Jr.
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   Richard T. Burke
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   Robert K. Ditmore
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   James A. Johnson
   Director



By              *                                       Dated:   March 28, 1995
   -----------------------------
   Thomas H. Kean
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   Douglas W. Leatherdale
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   Elizabeth J. McCormack
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   James L. Seiberlich
   Director


By              *                                       Dated:   March 28, 1995
   -----------------------------
   William G. Spears
   Director


By              *                                       Dated:  March 28, 1995
   -----------------------------
   Gail R. Wilensky
   Director

By              *                                       Dated:  March 28, 1995
   -----------------------------
   George B.Borkow
   Director

*By /s/ William W. McGuire, M.D.                        Dated:  March 28, 1995
   -----------------------------
   William W. McGuire, M.D.
   As Attorney-in-Fact


                                 EXHIBIT INDEX
                                 -------------

Exhibit Number    Description                                                               Page Number
- --------------    -----------                                                               -----------

3(a)              Copy of the Company's Second Restated Articles of Incorporation.               28

3(b)              Copy of the Company's Restated Bylaws, as amended. (Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1991).                                          --

10(a)             Employment Agreement dated as of January 1, 1993, between United
                  HealthCare Corporation and William W. McGuire, M.D. (Incorporated by
                  reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1993).                                         --

*10(b)            United Health Care Corporation 1985 Stock Option Plan, as amended.
                  (Incorporated by reference to Exhibit 10(b) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1993).                     --

*10(c)            United HealthCare Corporation Restricted Stock Plan. (Incorporated by
                  reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1993).                                         --

*10(d)            United HealthCare Corporation 1987 Supplemental Stock Option Plan.
                  (Incorporated by reference to Exhibit 10(d) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1993).                     --

*10(e)            United HealthCare Corporation 1988 Stock Option Plan, as amended.
                  (Incorporated by reference to Exhibit 10(e) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992).                     --

*10(f)            United HealthCare Corporation 1990 Stock and Incentive Plan, as
                  amended. (Incorporated by reference to Exhibit 10(f) to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1992).              --

*10(g)            United HealthCare Corporation Amended and Restated 1991 Stock and
                  Incentive Plan (Incorporated by reference to Exhibit 99 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1993).                                                                     --

*10(h)            United HealthCare Corporation 1995 Executive Savings Plan.                     44

*10(i)            United HealthCare Corporation 1995 Management Incentive Compensation
                  Plan.                                                                          64


10(j)             Employment Agreement dated September 12, 1985, as amended, between
                  United HealthCare Corporation and Robert K. Ditmore (Incorporated by
                  reference to Exhibit 10(e) to the Company's Registration Statement on
                  Form S-1, File No. 33-1710 and Exhibit 28 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1989).                 --

10(k)             Employment Agreement, dated as of November 1, 1994, between United
                  HealthCare Corporation and Jeannine Rivet.                                     73

10(l)             Employment Agreement dated October 9, 1990, between United HealthCare
                  Corporation and George B. Borkow.  (Incorporated by reference to
                  Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1990).                                             --

10(m)             Restated Employment Agreement dated as of May 27, 1994, between United
                  HealthCare Corporation and Travers H. Wills. (Incorporated by
                  reference to Exhibit 99.1 to the Company's Interim  Report on Form 8-K
                  dated May 27, 1994).                                                           --

10(n)             Employment Agreement dated as of November 1, 1994, between United
                  HealthCare Corporation and Kevin H. Roche.                                     80

10(o)             Employment Agreement dated as of November 1, 1994, between United
                  HealthCare Corporation and Kathy M. Walstead-Plumb.                            87

10(p)             Employment Agreement dated as of November 1, 1994, between United
                  HealthCare Corporation and William W. Pogue.                                   94

10(q)             Employment Agreement dated as of December 1, 1994, between United
                  HealthCare Corporation and David P. Koppe.                                    101

10(r)             Employment Agreement dated as of November 1, 1994 between United
                  HealthCare Corporation and Sheila T. Leatherman.                              108

10(s)             Employment Agreement dated as of November 1, 1994, between United
                  HealthCare Corporation and James Conto.                                       115

10(t)             Agreement and Plan of Acquisition, dated January 19, 1994, among
                  United HealthCare Corporation, UHC Red Acquisition, Inc. and Complete
                  Health Services, Inc. (Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1993).                                                                     --

10(u)             Agreement and Plan of Acquisition, dated February 15, 1994, among
                  United Health Care Corporation UHC Silver Acquisition, Inc. and
                  Ramsay-HMO, Inc. (Incorporated by reference to Exhibit 10(v) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993).                                                                         --

10(v)             Stock Purchase Agreement, dated as of May 2, 1994, by and between
                  SmithKline Beecham Corporation and United HealthCare Corporation.
                  (Incorporated by reference to Exhibit 2.1 to the Company's Interim
                  Report on Form 8-K dated May 27, 1994).                                        --

10(w)             Agreement and Plan of Merger By and Among United HealthCare
                  Corporation, UHC Blue Acquisition, Inc., GenCare Health Systems, Inc.
                  and General American Life Insurance Company. (Incorporated by
                  reference to Exhibit 2 to Company's Schedule 13-D in connection with
                  issuer GenCare Health Systems, Inc., filed September 21, 1994.)                --

10(x)             United HealthCare Corporation Nonemployee Director Stock Option Plan          122

11                Statement regarding computation of per share earnings.

13                Information contained under the heading "Investor Information",
                  "Financial Highlights", "Financial Review" and the Company's
                  Consolidated Financial Statements and Notes together with the Report of Independent Public Accountants thereon in the Company's Annual
                  Report to Shareholders for the fiscal year ended December 31, 1994, as
                  required by Rule 601(b)(13)(ii).  (E.D.G.A.R. version only)                   127

21                Subsidiaries of the Registrant.                                               151

23                Consent of Independent Public Accountants.                                    153

24                Powers of Attorney                                                            154

27                Financial Data Schedule. (E.D.G.A.R. version only)                            165