Form 10-Q
period 1995-03-31
UNITED HEALTHCARE CORP
filed 1995-05-12
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q



(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                     OR

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                      Commission file number: 0-13253

                         UNITED HEALTHCARE CORPORATION


                      State of Incorporation: Minnesota
                I.R.S. Employer Identification No: 41-1321939

                       Principal Executive Offices:
                              300 Opus Center
                             9900 Bren Road East
                            Minnetonka MN,  55343

                        Telephone Number: (612)936-1300




  Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes    X     No _______

The number of shares of Common Stock, par value $.01 per share, outstanding on May 8, 1995 was 173,175,090.

                          UNITED HEALTHCARE CORPORATION

                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       March 31, 1995 and December 31, 1994                              3

       Condensed Consolidated Statements of Operations for the three
       month periods ended March 31, 1995 and 1994                       4

       Condensed Consolidated Statements of Cash Flows for the
       three month periods ended March 31, 1995 and 1994                 5

       Notes to Condensed Consolidated Financial Statements              6

       Report of Independent Public Accountants                          8

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     9

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                               17

                                  UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share & per share data)
                                        (unaudited)
ASSETS

                                                                   March 31,          December 31,
                                                                      1995             1994
 Current Assets
  Cash and cash equivalents                                      $   594,314       $ 1,519,049
  Short-term investments                                             350,759           135,287
  Accounts receivable, net                                           202,080           167,369
  Other                                                               74,598            86,510
    Total Current Assets                                           1,221,751         1,908,215

 Long-term Investments                                             1,488,750         1,115,054
 Property and Equipment, net                                         180,712           162,597
 Intangible Assets, net                                              809,618           303,613

TOTAL ASSETS                                                     $ 3,700,831       $ 3,489,479

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Medical costs payable                                           $   479,027       $   443,559
  Accounts payable                                                   103,880            66,938
  Accrued expenses                                                    95,306            83,087
  Unearned premiums                                                   87,911            70,718
    Total Current Liabilities                                        766,124           664,302

 Long-term Obligations                                                25,142            24,275
 Minority Interests                                                    5,846             5,446

 Shareholders' Equity
  Preferred stock, $.001 par value - 10,000,000
   shares authorized; no shares outstanding and
   9,900,000 shares available for issuance                                --                --
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 173,085,000 and 172,831,000 issued and
   outstanding                                                         1,731             1,728
  Additional paid-in capital                                         759,508           752,472
  Retained earnings                                                2,169,297         2,085,056
  Deferred compensation                                                  (25)              (35)
  Net unrealized holding losses on investments
   available for sale, net of tax effects                            (26,792)          (43,765)
    Total Shareholders' Equity                                     2,903,719         2,795,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 3,700,831       $ 3,489,479

            See notes to condensed consolidated financial statements

                                  UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                        (unaudited)

                                           Three Months Ended March 31,
                                                 1995        1994(1)
REVENUES
 Premiums                                    $1,004,489    $  804,991
 Management Services                             65,224        81,422
 Investment Income and Other                     34,122        17,143

   Total Revenues                             1,103,835       903,556

OPERATING EXPENSES
  Medical Costs                                 783,501       629,578
  Selling, General and
   Administrative Costs                         157,578       143,366
  Depreciation and Amortization                  19,665        15,903

    Total Operating Expenses                    960,744       788,847

EARNINGS FROM OPERATIONS                        143,091       114,709

  Interest Expense                                 (180)         (568)


EARNINGS BEFORE INCOME TAXES AND
 MINORITY INTERESTS                             142,911       114,141

  Provision for Income Taxes                    (52,878)      (43,067)
  Minority Interests in Net
   Earnings of Consolidated
   Subsidiaries                                    (601)         (676)


NET EARNINGS                                 $   89,432     $  70,398

NET EARNINGS PER SHARE                       $     0.51     $    0.40

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      176,403       174,507

            See notes to condensed consolidated financial statements

<F1>  As restated.  See Note 1.

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (unaudited)

                                                                 Three Months Ended March 31,
                                                                          1995       1994 (1)
OPERATING ACTIVITIES
 Net Earnings                                                         $    89,432  $  70,398

  Non Cash Items
   Depreciation and amortization                                           19,665     15,903
   Other                                                                     (253)     2,497
 Net Change in Other Operating Items, net of effects from
  acquisitions
   Accounts receivable and other current assets                           (10,590)    (4,844)
   Medical costs payable                                                   (7,627)    (3,575)
   Accounts payable                                                       (13,390)    (1,655)
   Accrued expenses                                                        12,084     19,234
   Unearned premiums                                                       16,614      5,331

        Cash Flows From Operating Activities                              105,935    103,289

INVESTING ACTIVITIES
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                      (546,054)   (48,489)
 Net Purchases of Property and Equipment                                  (25,574)   (16,604)
 Purchases of Investments Available for Sale                             (868,909)  (230,429)
 Maturities/Sales of Investments Available for Sale                       409,875    169,164
 Purchases of Investments Held to Maturity                                 (7,183)      (561)
 Maturities of Investments Held to Maturity                                 5,192     13,273
 Other                                                                     (2,557)    (4,708)

        Cash Flows Used for Investing Activities                       (1,035,210)  (118,354)

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                   4,342     16,690
 Payment of Long-term Obligations                                             198     (4,537)
        Cash Flows From Financing Activities                                4,540     12,153

DECREASE IN CASH AND CASH EQUIVALENTS                                    (924,735)    (2,912)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,519,049    228,260

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   594,314  $ 225,348

            See notes to condensed consolidated financial statements

<F1>  As restated.  See Note 1.

                           UNITED HEALTHCARE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Accounting
As discussed further in Note 2, in two separate transactions, the Company acquired Complete Health Services, Inc. (Complete Health), and Ramsay-HMO Inc. (Ramsay) on May 31,1994. Each of these acquisitions was accounted for as a pooling of interests and, accordingly, the Company's unaudited condensed consolidated financial statements and notes thereto have been restated to include the results of Complete Health and Ramsay for the three month period ended March 31, 1994.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting solely of normal recurring adjustments necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, footnote disclosures which would substantially duplicate the disclosure contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  Business Combinations
On January 3, 1995, the Company completed its acquisition of GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri, which served 230,000 members at the time of acquisition. The total purchase price of the acquisition was $515.4 million in cash. The acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated to assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price and associated acquisition costs in excess of the estimated fair value of net assets acquired of $490.0 million will be amortized on a straight-line basis over 40 years. Had the transaction occurred on January 1, 1994, combined unaudited pro forma results for the three month period ended March 31, 1994 would have been: revenues - $949.8 million; net earnings $69.0 million; net earnings per share
- - $.40.

On May 31, 1994, the Company's acquisition of Complete Health was completed. Complete Health, based in Birmingham, Alabama, owned or operated health plans in Alabama, Louisiana, Tennessee, Arkansas, Georgia, Mississippi and Florida which served approximately 272,000 members at the time of the acquisition. In connection with the transaction, the Company issued 5,038,000 shares of common stock in exchange for all the outstanding common and preferred shares of Complete Health.

Also on May 31, 1994, the Company's acquisition of Ramsay was completed. Ramsay, based in Coral Gables, Florida, owned and operated a predominantly staff model health plan serving 177,000 members in South and Central Florida at the time of acquisition. In connection with the transaction, the Company issued 11,176,000 shares of common stock in exchange for all the outstanding common shares of Ramsay.

                           UNITED HEALTHCARE CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

The Complete Health and Ramsay acquisitions were accounted for as pooling of interests and, accordingly, the Company's unaudited condensed consolidated financial statements and notes thereto have been restated to include the results of Complete Health and Ramsay for three month period ended March 31, 1994. Separate and combined unaudited results of the Company, Complete Health and Ramsay for the three month period ended March 31, 1994 were as follows
(in thousands):

                                     TOTAL REVENUES        NET EARNINGS
    The Company                       $  713,447           $     64,262
    Complete Health                       87,072                  1,472
    Ramsay                               103,037                  4,664
        Combined                      $  903,556           $     70,398

3.  Dividends
On February 13, 1995, the Company's Board of Directors approved an annual dividend for 1995 of $0.03 per share to holders of the Company's common stock. This dividend, totaling $5.2 million, was paid on April 15, 1995 to shareholders of record at the close of business on April 1, 1995.

4.  Cash and Investments
As of March 31, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                          Gross         Gross
                                                       Unrealized    Unrealized
                                           Amortized     Holding       Holding        Fair
                                             Cost         Gains         Losses        Value
      Cash and Cash Equivalents          $  594,314    $      --     $      --   $   594,314
      Investments Available for Sale      1,857,078        4,226       (46,752)    1,814,552
      Investments Held to Maturity           24,957          150          (353)       24,754
         Total Cash and Investments      $2,476,349    $   4,376     $ (47,105)  $ 2,433,620

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994.
These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United HealthCare Corporation and Subsidiaries as of December 31, 1994 (not presented herein), and, in our report dated February 14, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 /s/Arthur Andersen LLP



Minneapolis, Minnesota,
May 4, 1995

                        UNITED HEALTHCARE CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial results for the three months ended March 31, 1994 included in the following discussion have been restated to include the results of Complete Health and Ramsay in accordance with pooling of interests accounting.

The results of Diversified Pharmaceutical Services, Inc.(Diversified), a wholly owned subsidiary of the Company sold on May 27, 1994, are included in the consolidated financial results for the quarter ended March 31, 1994. The post acquisition results of GenCare, acquired January 3, 1995, are included in the consolidated financial results for the quarter ended March 31, 1995.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

CONSOLIDATED OPERATING RESULTS

The Company again achieved record revenues and earnings for the quarter ended March 31, 1995. Premium revenues of $1.00 billion exceeded 1994 first quarter premium revenues of $805.0 million by 25%. The growth in premium revenues was driven primarily by enrollment gains within the Company's owned health plans. Also contributing to the growth in premium revenues was the Company's January 1995 purchase of GenCare, accounting for $63.9 million, or 32%, of the increase in 1995 first quarter premium revenues compared to the first quarter of 1994. Management services revenues of $65.2 million decreased 20% from the first quarter of 1994 as a result of the sale of Diversified.

The Company's medical cost management and selling, general and administrative cost containment efforts continued to result in decreasing operating expenses relative to its overall revenue base. Total operating expenses as a percentage of revenues decreased from 87.3% in the first quarter of 1994 to 87.0% in the first quarter of 1995.

Through the combination of these factors, earnings from operations grew from $114.7 million in the first quarter of 1994 to $143.1 million in the first quarter of 1995, an increase of 25%. The Company's operating margin improved from 12.7% in the first quarter of 1994 to 13.0% in the first quarter of 1995.

Investment income, included as a component of the Company's revenues, was $34.1 million in the first quarter of 1995, and $17.1 million in the first quarter of 1994. Investment income increased due primarily to the investment of cash generated from operations and the investment of $1.38 billion in net proceeds from the sale of Diversified.

The Company's provision for income taxes represents the tax effects of its current operations based on the Federal statutory tax rate, adjusted primarily for the effects of tax-exempt investment income and state income taxes. The effective income tax rate was 37% in the first quarter of 1995 and 38% in the first quarter of 1994.

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

The Company's net earnings from operations were $89.4 million in the first quarter of 1995 and $70.4 million in the first quarter of 1994, which equated on a per share basis to $0.51 and $0.40, respectively, an increase of 28%.

LINE OF BUSINESS REPORTING

The Company operates in a single industry segment, managed health care. The general management and various aspects of the Company's operations, including information systems, transaction processing and certain administrative functions and procedures, are interrelated. The following table presents financial information reflecting the Company's operations by two primary lines of business: (i) owned health plans and (ii) managed health plans and specialty managed care services. This information is provided to facilitate a more meaningful discussion of the Company's results of operations.

Owned health plan operations include health plans in which the Company has a majority ownership interest and the Company's related insurance operations. This line of business is characterized by operations in which the Company assumes underwriting risk in return for premium revenue. The second line of business, managed health plan and specialty managed care services operations, provides administrative and other management services to health plans in which the Company has less than a majority ownership interest, if any, and also includes the results of the Company's specialty managed care services operations. This line of business is characterized by operations in which the Company receives fees for the provision of service, primarily administrative in nature, and generally accepts no financial responsibility for health care costs, except in the case of its subsidiary United Behavioral Systems (UBS) and the formerly-owned Diversified. Through UBS, the Company does accept some health care cost responsibility for the provision of mental health and substance abuse services and thus recognizes premium revenue and medical services expense. Except for directly identifiable expenses, the Company's general and administrative expenses are allocated between the two lines of business, primarily on the basis of enrollment, revenues, information systems or other resource usage.

Diversified has been included in the managed and specialty line of business through the date of sale. As a result of the acquisitions of Complete Health, Ramsay and GenCare and the sale of Diversified, the managed health plans and specialty managed care services line of business comprises a smaller portion of the Company's total revenues and operating income.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)
                    LINE OF BUSINESS FINANCIAL INFORMATION
                        (in thousands, except ratios)

                     Three Months Ended         Three Months Ended
                       March 31, 1995             March 31, 1994      Percent
                   Amount or    Percent       Amount or    Percent    Increase
                    Percent    of Total        Percent     of Total  (Decrease)
REVENUES (1)
Owned Health
Plans                $1,005,782     91.1%      $  803,251      88.9%    25.2%

Managed Health
Plan and Specialty
Managed Care
Services                 92,812      8.4          149,824       16.6   (38.1)%

Corporate and
Eliminations (2)          5,241      0.5          (49,519)      (5.5)     --
TOTAL REVENUES       $1,103,835    100.0%      $  903,556      100.0%   22.2%

OPERATING INCOME (1)
Owned Health
Plans                $  107,145     74.9%      $   82,651        72.1%  29.6%

Managed Health
Plan and Specialty
Managed Care
Services                 17,176     12.0           23,443        20.4  (26.7)%

Corporate and
Eliminations (2)         18,770     13.1            8,615         7.5     --
TOTAL OPERATING
INCOME               $  143,091    100.0%      $  114,709       100.0%  24.7%

OPERATING MARGIN
Owned Health Plans       10.7%                     10.3%
Managed Health Plan
and Specialty Managed
Care Services            18.5%                     15.6%
TOTAL OPERATING MARGIN   13.0%                     12.7%

<F1> Revenues and operating income for each line of business include its respective investment income. Interest earned on cash available for general corporate use is included in "corporate and eliminations." Investment income included in each line of business was $12.4 million and $21.7 million in the first quarter of 1995 and $7.9 million and $9.3 million in the first quarter of 1994 for owned health plans and corporate, respectively.
<F2> "Corporate and eliminations" includes revenue eliminations between lines of business and amounts not deemed to be related to a line of business, including interest earned on cash available for general corporate use, research and development costs and certain other corporate expenses.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

OWNED HEALTH PLANS

Revenues generated by the Company's owned health plans increased by $202.5 million, or 25%, in the first quarter of 1995 compared to the first quarter of 1994. The purchase acquisition of GenCare accounted for approximately one-third of this increase. Excluding the effects of the GenCare purchase, the increase in 1995 first quarter revenues over the first quarter of 1994 was 17%. This increase reflects enrollment growth of 16% and an average premium rate increase on renewing commercial groups of approximately 2% in 1995.

Owned health plan commercial premiums are established by the Company based on its anticipated health care costs. The Company has been able to effectively manage health care costs and decrease the rate at which its health care costs have grown. Following this strategy, the Company expects commercial premium rate increases for the remainder of 1995 to decline slightly from those realized in 1994 in anticipation of a declining medical cost trend.

Competition in certain of the Company's owned health plan markets has increased in recent quarters. However, the Company has continued to follow its strategy of pricing in accordance with anticipated health care costs. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurances that the Company's recent enrollment growth trends will continue.

The combination of the Company's pricing strategy and continued medical cost management efforts are reflected in the owned health plans medical loss ratio (medical costs as a percent of premium revenues). The medical loss ratio improved from 79.5% in the first quarter of 1994 to 78.9% in the first quarter of 1995. The declining medical loss ratio and lower selling, general and administrative expenses as a percent of revenues resulted in the operating margin in this line of business increasing from 10.3% in the first quarter of 1994 to 10.7% in the first quarter of 1995. Operating income increased 30% from $82.7 million to $107.1 million over the same period.

MANAGED HEALTH PLAN AND
SPECIALTY MANAGED CARE SERVICES

As reported, revenues generated by the Company's managed health plans and specialty managed care services operations decreased $57.0 million, or 38%, in the first quarter of 1995 compared to the first quarter of 1994. These results were significantly impacted by the effects of the sale of Diversified in May 1994 and a change in the terms of the Company's management agreement with the Minneapolis, Minnesota, based Medica health plan in August 1994. The results of Diversified s operations have been included in this line of business only through the date of sale. Under the new Medica agreement, the Company transferred cost responsibility for certain management contract expenses and employees to Medica. The Company's selling, general and administrative expenses decreased accordingly, matched with a corresponding decrease in management

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

services revenues. Excluding the effects of the sale of Diversified and the Medica contract change, revenues generated in this line of business increased 19% in the first quarter of 1995 compared to the first quarter of 1994.

After excluding the effects of the Diversified sale and the change in the Medica agreement, the principal factors behind the growth in revenues in the first quarter of 1995 were enrollment gains and premium rate increases in the managed health plans and growth in the specialty managed care services operations. The Company's revenues from its managed health plans are typically based on a percentage of the plans premium revenues. The managed health plans experienced enrollment growth of 15% and an average premium rate increase on renewing commercial groups of approximately 2%. In addition, lives served by the Company's specialty managed care services operations (excluding Diversified) increased by 21% in for the first quarter of 1995 compared to the first quarter of 1994.

The sale of Diversified also had an impact on the operating income generated by this line of business. As reported, operating income decreased $6.3 million, or 27%, in the first quarter of 1995 compared to the first quarter of 1994. However, after excluding the effects of Diversified, 1995 first quarter operating income increased $3.6 million, or 31%, over the first quarter of 1994, reflecting the growth experienced by the remaining managed health plan and specialty managed care services operations. These remaining operations also have comparatively higher operating margins than that experienced by Diversified. Accordingly, operating margins in this line of business increased from 15.6% in the first quarter of 1994 to 18.5% in the first quarter of 1995.

INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the total health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers and other health care cost containment measures. The Company's health plans attempt to control medical and hospital costs through contractual arrangements with independent providers of health care services which set fixed prices for certain periods of time, generally at least a year. Cost-effective delivery of health care services by health care providers is also achieved by the reduction of unnecessary hospitalizations, appropriate use of specialty referral services and emphasizing preventive health services. While the Company believes its current strategies to mitigate health care cost inflation will continue to be successful, there is no assurance that those efforts will be as effective as they have been in the past.

                           UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

GOVERNMENT REGULATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and investments decreased from $2.77 billion at December 31, 1994, to $2.43 billion at March 31, 1995. The decrease of $335.6 million during the first quarter of 1995 reflects the January purchase of GenCare for $515.4 million in cash, offset by cash generated from operations.

The Company generally invests a large portion of its cash resources in high-quality, long-term instruments. During the first quarter of 1995, the Company invested a substantial portion of its cash and cash equivalents in longer term investments. As a result of this investment strategy and the purchase of GenCare, the Company's working capital decreased from $1.24 billion at December 31, 1994 to $455.6 million at March 31, 1995.

Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $1.50 billion in cash and investments available for general corporate use at March 31, 1995.

The amortized cost of the Company's cash and investments at March 31, 1995, exceeded fair value by approximately $26.8 million, after income tax effects. Given the extent of the Company's available cash resources relative to its current capital requirements and commitments, the Company presently intends to manage its investment portfolio in a manner which would not result in the realization of significant investment losses.

The Company believes its available cash resources will be sufficient to meet its current operating requirements and internal development initiatives. There currently are no material definitive commitments for future use of the Company s available cash resources; however, management continually evaluates opportunities to expand its health plan operations and specialty managed care services, which includes internal development of new products and programs and may include additional acquisitions. A portion of these resources will be retained by the Company to maintain its strong financial position.

                        UNITED HEALTHCARE CORPORATION

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Registrant's annual meeting of shareholders held on May 10, 1995, the Registrant's shareholders elected three directors, ratified the appointment of Arthur Andersen LLP as independent public accountants for the Registrant and approved a proposal to adopt the United HealthCare Corporation 1995 Non-employee Director Stock Option Plan.

Three directors whose terms expire in 1998 (Class III) were elected:  William
C. Ballard, Jr. with 145,334,431 votes cast for his election and 236,924 votes withheld; Richard T. Burke with 145,272,158 votes cast for his election and 299,198 votes withheld; and William W. McGuire, M.D., with 145,285,060 votes cast for his election and 286,295 votes withheld.

The appointment of Arthur Andersen LLP as independent public accountants for the Registrant for the year ending December 31, 1995 was ratified with 145,225,190 votes cast for ratification, 194,654 votes cast against ratification and 151,512 abstaining votes cast. There were 0 broker nonvotes on this matter.

Regarding the proposal to adopt the United HealthCare Corporation 1995 Non-employee Director Stock Option Plan, a total of 131,088,765 affirmative votes, 13,915,814 negative votes and 566,777 abstaining votes were cast with respect to this proposal. There were 0 broker nonvotes on this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
The following exhibits are filed in response to Item 601 of Regulation
S-K.

Exhibit No.                     Exhibit

 Exhibit 11   -  Statements Re Computation of Per Share Earnings.

 Exhibit 15   -  Letter Re Unaudited Interim Financial Information.

 Exhibit 27   -  Financial Data Schedule

(b)  Reports on Form 8-K.
During the quarter for which this report is filed, the Registrant filed Form 8-K Current Reports with the Securities and Exchange Commission as follows:

     1. Form 8-K Current Report Dated January 3, 1995. The items reported on this Form 8-K were Items 2 and 7 concerning the Registrant's acquisition of GenCare Health Systems, Inc.


     2.  Form 8-K/A Current Report Dated January 3, 1995.  The items

                        UNITED HEALTHCARE CORPORATION

         reported on this Form 8-K was Item 7 concerning the Registrant's acquisition of GenCare Health Systems, Inc.

     3. Form 8-K Current Report Dated February 14, 1995. The items reported on this Form 8-K were Items 5 and 7 concerning the Registrant's announcement of its financial results for the year ended December 31, 1994.

     4. Form 8-K Current Report Dated May 4, 1995. The items reported on this Form 8-K were Items 5 and 7 concerning the Registrant's announcement of its financial results for the quarter ended March 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED HEALTHCARE CORPORATION


Dated: May 12, 1995                By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: May 12, 1995                By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                   UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page

      11                 Statements Re Computation of Per            19
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial       20
                         Information

      27                 Financial Data Schedule

                                                                    EXHIBIT 11

                                  UNITED HEALTHCARE CORPORATION
                        STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                             (in thousands, except per share data)
                                         (Unaudited)



                                            Three Months Ended March 31,
                                               1995           1994  (1)


NET EARNINGS                                  $  89,432      $  70,398


Weighted average number of
common shares outstanding                       172,909        170,363

Additional equivalent shares
issuable from assumed exercise
of common stock options
and warrants                                      3,494          4,144


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       176,403        174,507


NET EARNINGS PER SHARE                        $    0.51     $     0.40


<F1>  As restated.  See Note 1.

                                                                    EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



May 4, 1995



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-21813, 33-27208, 33-30869, 33-35365, 33-39060, 33-45263, 33-50282,
33-65994, 33-67918, 33-68158, 33-68300, 33-75846, 33-79632, 33-79634, 33-79636,
33-79638, 33-59083 its Form 10-Q for the quarter ended March 31, 1995, which includes our report dated May 4, 1995, covering the unaudited interim condensed consolidated financial information contained herein. Pursuant to Regulation
C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


                                  Very truly yours,

                                                 /s/Arthur Andersen LLP