Form 10-Q
period 1995-06-30
UNITED HEALTHCARE CORP
filed 1995-08-14
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

The number of shares of Common Stock, par value $.01 per share, outstanding on August 7, 1995 was 173,543,568.

                        UNITED HEALTHCARE CORPORATION
                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       June 30, 1995 and December 31, 1994                               3

       Condensed Consolidated Statements of Operations for the three
       and six month periods ended June 30, 1995 and 1994                4

       Condensed Consolidated Statements of Cash Flows for the
       six month periods ended June 30, 1995 and 1994                    5

       Notes to Condensed Consolidated Financial Statements              6

       Report of Independent Public Accountants                          8

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     9

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                         16

Signatures                                                               17

                                  UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share & per share data)
                                        (unaudited)


                                                                     June 30,      December 31,
ASSETS                                                                1995             1994
Current Assets
  Cash and cash equivalents                                      $   672,258       $ 1,519,049
  Short-term investments                                             358,914           135,287
  Accounts receivable, net                                           217,681           167,369
  Other                                                               55,262            86,510
    Total Current Assets                                           1,304,115         1,908,215

 Long-term Investments                                             1,456,333         1,115,054
 Intangible Assets, net                                              807,947           303,613
 Property and Equipment, net                                         187,591           162,597

TOTAL ASSETS                                                     $ 3,755,986       $ 3,489,479

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Medical costs payable                                           $   473,612       $   443,559
  Accounts payable                                                    83,522            66,938
  Accrued expenses                                                    52,995            83,087
  Unearned premiums                                                   93,534            70,718
    Total Current Liabilities                                        703,663           664,302

 Long-term Obligations                                                20,545            24,275
 Minority Interests                                                    6,374             5,446

 Shareholders' Equity
  Preferred stock, $.001 par value - 10,000,000
   shares authorized; no shares outstanding and
   9,900,000 shares available for issuance                                --                --
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 173,458,000 and 172,831,000 issued and
   outstanding                                                         1,735             1,728
  Additional paid-in capital                                         769,187           752,472
  Retained earnings                                                2,259,175         2,085,056
  Deferred compensation                                                   --               (35)
  Net unrealized holding losses on investments
   available for sale, net of tax effects                             (4,693)          (43,765)
    Total Shareholders' Equity                                     3,025,404         2,795,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 3,755,986       $ 3,489,479

            See notes to condensed consolidated financial statements

                                      UNITED HEALTHCARE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                        1995         1994              1995          1994
REVENUES
  Premium                          $1,048,773    $  835,702        $2,053,262    $1,640,693
  Management Services                  68,749        77,552           133,973       158,974
  Investment Income and Other          40,423        26,211            74,545        43,354

   Total Revenues                   1,157,945       939,465         2,261,780     1,843,021

OPERATING EXPENSES
  Medical Costs                       824,161       652,266         1,607,622     1,281,844
  Selling, General and
   Administrative Costs               169,519       148,168           327,097       291,534
  Depreciation and Amortization        20,384        16,378            40,049        32,281

    Total Operating Expenses        1,014,064       816,812         1,974,808     1,605,659

EARNINGS FROM OPERATIONS              143,881       122,653           286,972       237,362

  Interest Expense                       (378)         (569)             (558)       (1,137)
  Merger Costs                             --       (35,940)               --       (35,940)

EARNINGS BEFORE INCOME TAXES,
 MINORITY INTERESTS AND
 EXTRAORDINARY GAIN                   143,503        86,144           286,414       200,285
  Provision for Income Taxes          (53,096)      (33,031)         (105,974)      (76,098)
  Minority Interests in Net
   Earnings of Consolidated
   Subsidiaries                          (528)         (457)           (1,129)       (1,133)

NET EARNINGS BEFORE
 EXTRAORDINARY GAIN                    89,879        52,656 (1)       179,311       123,054 (1)

EXTRAORDINARY GAIN ON SALE OF
 SUBSIDIARY (net of income
 taxes of $808,758)                        --     1,377,075                --     1,377,075

NET EARNINGS                       $   89,879    $1,429,731        $  179,311    $1,500,129

NET EARNINGS PER SHARE
 BEFORE EXTRAORDINARY GAIN         $     0.51    $     0.30 (1)    $     1.02    $     0.70 (1)

EXTRAORDINARY GAIN PER SHARE               --          7.85                --          7.86

NET EARNINGS PER SHARE             $     0.51    $     8.15        $     1.02    $     8.56

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            176,304       175,490           176,390       175,160

            See notes to condensed consolidated financial statements

<F1>  Excluding the effects of the Ramsay-HMO, Inc. and Complete Health Services, Inc. merger costs, net earnings before extraordinary gain for the three and six month periods ended June 30,
1994 would have been $74,939 and $145,337, respectively, or $.43 and $.83 per share.

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)

                                                                    Six Months Ended June 30,
                                                                          1995        1994

OPERATING ACTIVITIES
 Net Earnings                                                         $   179,311  $1,500,129

 Non Cash Items
   Depreciation and amortization                                           40,049      32,281
   Net gain on sale of subsidiary                                              --  (1,377,075)
   Other                                                                   (5,953)      4,733
 Net Change in Other Operating Items, net of effects from
  acquisitions and sale of subsidiary
   Accounts receivable and other current assets                           (19,834)    (28,469)
   Medical costs payable                                                  (13,042)    (20,447)
   Accounts payable                                                       (28,556)    (42,876)
   Accrued expenses                                                       (27,446)     15,983
   Unearned premiums                                                       22,237     (40,410)
        Cash Flows From Operating Activities                              146,766      43,849

INVESTING ACTIVITIES
 Cash Received From Sale of Subsidiary, net of
  cash surrendered and other effects                                           --   2,298,819
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                      (546,054)    (48,429)
 Net Purchases of Property and Equipment                                  (44,348)    (35,116)
 Purchases of Investments Available for Sale                           (1,843,338)   (565,756)
 Maturities/Sales of Investments Available for Sale                     1,450,632     313,923
 Purchases of Investments Held to Maturity                                 (7,239)       (945)
 Maturities of Investments Held to Maturity                                 3,927      20,001
 Other                                                                     (8,590)     (4,868)
        Cash Flows From (Used for)Investing Activities                   (995,010)  1,977,629

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                  11,239      24,467
 Payment of Long-term Obligations                                          (4,594)    (16,166)
 Dividends Paid                                                            (5,192)     (4,626)
        Cash Flows From (Used for) Financing Activities                     1,453       3,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (846,791)  2,025,153
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,519,049     228,260

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   672,258  $2,253,413


            See notes to condensed consolidated financial statements

                             UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (unaudited)


1.  Basis of Accounting
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  Acquisitions
On June 25, 1995, the Company signed a definitive agreement to acquire The MetraHealth Companies, Inc. (MetraHealth). MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Company. MetraHealth covers more than 10 million individuals, including 4.6 million in network-based care programs, approximately 450,000 of whom are health maintenance organization members. In addition, MetraHealth covers approximately 18 million individuals through its specialty care programs.

Under the terms of the agreement, the Company will pay $1.15 billion in cash and $500 million of 5.75% convertible preferred stock, for a total consideration at closing of $1.65 billion. The convertible preferred stock will be convertible into the Company's common stock at $49.48 per share, will have a three year no-call provision, and will have a ten-year mandatory redemption. In addition, MetraHealth's current owners will be eligible to receive up to an additional $350 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout over and above the initial $1.65 billion may, at the Company's sole discretion at that time, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. If the Company's post-acquisition combined net income for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's current owners will be eligible to receive up to an additional $175 million in cash for each of those years.

Completion of the acquisition, which is subject to regulatory approvals and other steps, is expected before the end of 1995. At such time, the transaction will be accounted for as a purchase.

On January 3, 1995, the Company completed its acquisition of GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri, which

                         UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

served 230,000 members at the time of acquisition. The total purchase price of the acquisition was $515.4 million in cash. The acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated to assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price and associated acquisition costs in excess of the estimated fair value of net assets acquired of $490.0 million is being amortized on a straight-line basis over 40 years. Had the transaction occurred on January 1, 1994, combined unaudited pro forma results for the six month period ended June 30, 1994 would have been: revenues - $1.94 billion; net earnings before extraordinary gain $120.4 million; net earnings $1.50 billion; net earnings per share before extraordinary gain - $0.69; and net earnings per share - $8.55.

3.  Dividends
On February 13, 1995, the Company's Board of Directors approved an annual dividend for 1995 of $0.03 per share to holders of the Company's common stock. This dividend, totaling $5.2 million, was paid on April 15, 1995 to shareholders of record at the close of business on April 1, 1995.

4.  Cash and Investments
As of June 30, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                       Gross         Gross
                                                     Unrealized    Unrealized
                                         Amortized     Holding       Holding        Fair
                                            Cost         Gains        Losses        Value
      Cash and Cash Equivalents          $  672,258    $     --     $      --   $    672,258
      Investments Available for Sale      1,796,413       16,615       (24,064)    1,788,964
      Investments Held to Maturity           26,283          318          (258)       26,343
         Total Cash and Investments      $2,494,954    $  16,933     $ (24,322)  $ 2,487,565

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the three and six months periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


                                                    Arthur Andersen LLP



Minneapolis, Minnesota,
August 3, 1995

                        UNITED HEALTHCARE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial results and related comparisons presented in this discussion include two significant transactions which affect year-to-year comparability. On May 27, 1994, the Company sold Diversified Pharmaceutical Services, Inc. (Diversified), then a wholly owned subsidiary, to SmithKline Beecham Corporation for $2.3 billion in cash. In connection with this transaction, the Company recognized an extraordinary gain after transaction costs and income tax effects of $1.38 billion, or $7.86 per share. The results of Diversified subsequent to the sale are not included in the consolidated financial results of the Company.

On January 3, 1995, the Company acquired GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri serving 230,000 members at the time of acquisition. On February 28, 1995, the Company acquired Group Sales and Services of Puerto Rico, Inc. (Group Sales), a health plan based in San Juan, Puerto Rico serving 135,000 memebers at the time of acquisition. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, only the post-acquisition results of GenCare and Group Sales are included in the Company's consolidated financial results.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

CONSOLIDATED OPERATING RESULTS

Revenues for the three and six month periods ended June 30, 1995 of $1.16 billion and $2.26 billion exceeded revenues reported for the comparable 1994 periods by 23%. The growth in revenues was driven primarily by enrollment gains within the Company s owned and managed health plans. In addition, the Company's 1995 acquisitions of GenCare and Group Sales accounted for approximately 40% of the increase in revenues for the three and six month periods. The loss of revenues from the sale of Diversified was more than offset by the investment income earned on the proceeds from the sale.

Total operating expenses as a percent of revenues for the first six months of 1995 were 87.3%, up slightly from 87.1% for the comparable 1994 period. However, in the second quarter of 1995, this ratio increased to 87.6% compared to 86.9% for the same three month period in 1994, primarily due to higher medical costs in relation to the premium revenues associated with the Company's Medicaid products and the Company's continued investment spending in the internal development of new products and programs.

The Company s provision for income taxes represents the tax effects of its current operations based on the Federal statutory tax rate, adjusted primarily for the effects of tax-exempt investment income and state income taxes. The effective income tax rate was 37% in 1995 and 38% in 1994.

Second quarter net earnings were $89.9 million in 1995, a 20% increase over comparable net earnings of $74.9 million in 1994. On a per share basis, net earnings for those periods increased from $0.43 in 1994 to $0.51 in 1995. For the six months ended June 30, 1995, net earnings increased 23% to $179.3 million, or $1.02, per share from comparable 1994 net earnings of $145.3 million, or $0.83 per share.

In the second quarter of 1994, the Company recorded nonrecurring, non-operating merger costs of $35.9 million associated with its May 1994

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

acquisitions of Complete Health Services, Inc. (Complete) and Ramsay-HMO, Inc. (Ramsay). This reduced second quarter 1994 net earnings by $22.3 million, or $0.13 per share. Each of these acquisitions was accounted for as a pooling of interests and, accordingly, the Company's consolidated operating results include Complete Health and Ramsay for all periods presented.

LINE OF BUSINESS REPORTING

The Company operates in a single industry segment, managed health care. The general management and various aspects of the Company s operations, including information systems, transaction processing and certain administrative functions and procedures, are interrelated. The following table presents financial information reflecting the Company s operations by two primary lines of business: (i) owned health plans and (ii) managed health plans and specialty managed care services. This information is provided to facilitate a more meaningful discussion of the Company s results of operations.

Owned health plan operations include health plans in which the Company has a majority ownership interest and the Company s related insurance operations. This line of business is characterized by operations in which the Company assumes underwriting risk in return for premium revenue. The second line of business, managed health plan and specialty managed care services operations, provides administrative and other management services to health plans in which the Company has less than a majority ownership interest, if any, and also includes the results of the Company s specialty managed care services operations. This line of business is characterized by operations in which the Company receives fees for the provision of service, primarily administrative in nature, and generally accepts no financial responsibility for health care costs, except in the case of its subsidiary United Behavioral Systems (UBS) and the formerly-owned Diversified. Through UBS, the Company does accept some health care cost responsibility for the provision of mental health and substance abuse services and thus recognizes premium revenue and medical services expense. Except for directly identifiable expenses, the Company s general and administrative expenses are allocated between the two lines of business, primarily on the basis of enrollment, revenues, information systems or other resource usage.

Diversified has been included in the managed and specialty line of business through the date of sale. As a result of the acquisitions of Complete Health, Ramsay and GenCare and the sale of Diversified, the managed health plans and specialty managed care services line of business comprises a smaller portion of the Company s total revenues and operating income.

                                       UNITED HEALTHCARE CORPORATION

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                               (continued)

                                  LINE OF BUSINESS FINANCIAL INFORMATION
                                      (in thousands, except ratios)

                          Three Months Ended June 30,        Six Months Ended June 30,
                               1995        1994                   1995        1994

REVENUES (1)
Owned Health Plans         $1,047,298    $ 831,819           $2,053,080    $1,635,070

Managed Health Plan
 and Specialty Managed
 Care Services (2)            100,212      133,892              193,024       283,716

Corporate and
 Eliminations (3)              10,435      (26,246)              15,676       (75,765)
TOTAL REVENUES             $1,157,945    $ 939,465           $2,261,780    $1,843,021

OPERATING INCOME (1)
Owned Health Plans         $  101,647       85,231           $  208,792       168,882

Managed Health Plan
 and Specialty Managed
 Care Services (2)             18,631       19,687               35,807        43,130

Corporate and
 Eliminations (3)              23,603       17,735               42,373        26,350
TOTAL OPERATING
INCOME                     $  143,881     $122,653           $  286,972     $ 237,362

OPERATING MARGIN
Owned Health Plans              9.7%        10.2%               10.2%         10.3%
Managed Health Plan
 and Specialty Managed
 Care Services (2)             18.6%        14.7%               18.6%         15.2%
TOTAL OPERATING MARGIN         12.4%        13.1%               12.7%         12.9%

<F1> Revenues and operating income for each line of business include its respective investment income.  Interest earned on cash available for general corporate use is included in "corporate and eliminations."  Investment income included in the owned health plan line of business for the second quarter of 1995 and 1994 was $13.3 million and $8.5 million, respectively, and for the six month periods ended June 30, 1995 and 1994, $25.7 million and
$16.4 million, respectively.  Investment income included in the "corporate and eliminations"
for the second quarter of 1995 and 1994 was $27.1 million and $17.7 million, respectively, and for the six month periods ended June 30, 1995 and 1994, $48.8 million and $27.0, respectively.

<F2>  Excludes the post-disposition results of Diversified.

<F3> "Corporate and eliminations" includes revenue eliminations between lines of business and amounts not deemed to be related to a line of business, including interest earned on cash available for general corporate use, research and development costs and certain other corporate expenses.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

OWNED HEALTH PLANS

Revenues generated by the Company s owned health plans increased by 26% in each of the three and six month periods ended June 30, 1995 compared to the same periods in 1994. Excluding the effects of the GenCare amd Group Sales acquisitions, the increase in revenues in three and six month periods ended June 30, 1995 over the same periods in 1994 was 16%. This increase reflects year-over-year enrollment growth of 17% and an average premium rate increase on renewing commercial groups of approximately 2% in 1995.

The Company's enrollment growth during these periods slightly exceeded the corrseponding growth in revenues in this line of business due to a small change in the customer mix. Much of the commercial enrollment growth has been in the small group product which is generally characterized as having lower benefits (and therefore lower premiums) than the Company's other commercial products. In addition, enrollment in the Company's self funded product (a product where the Company receives administrative fees rather than premiums) has increased 29% year-over-year.

Owned health plan commercial premiums are established by the Company based on anticipated health care costs. The Company has been able to effectively manage health care costs and maintain the rate at which its health care costs have grown to 1% to 2% within the commercial line of business.

Competition for commercial enrollment in certain of the Company's owned health plan markets has increased in recent quarters. However, the Company has continued to follow its strategy of pricing in accordance with anticipated health care costs. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurances that the Company's recent enrollment growth trends will continue.

The combination of the Company's pricing strategy and combined medical cost management efforts are reflected in the owned health plans' medical expense ratio (the percent of premium revenues used for medical costs). The medical expense ratio for the first six months of 1995 was 79.2% down slightly from 79.3% for the same period in 1994. However, the owned health plans medical expense ratio for the three month period ended June 30, 1995 increased to 79.4% from 79.1% for the comparable 1994 period. This second quarter increase is largely a reflection of declines in Medicaid revenue rates in certain markets and the Company's strategic decision to selectively increase Medicaid provider reimbursements.

Owned health plan operating income increased 19% from $85.2 million for the three months ended June 30, 1994 to $101.6 million for the same period in 1995. Through the first six months of 1995, operating income was $208.8 million, an increase of 24% over the same period in 1994. The operating margin in this line of business for the six month period ended June 30, 1995 of 10.2% was comparable to the 10.3% for the same period in 1994. Consistent with the movement in the medical expense ratio, the operating margin for the second quarter of 1995 of 9.7% was down from 10.2% for the same quarter in 1994.

                         UNITED HEALTHCARE CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

MANAGED HEALTH PLAN AND
SPECIALTY MANAGED CARE SERVICES

As reported, revenues generated by the Company s managed health plans and specialty managed care services operations decreased over 25% in each of the three and six month periods ended June 30, 1995 compared to the same periods in 1994. These results were significantly impacted by the effects of the sale of Diversified in May 1994 and a change in the terms of the Company s management agreement with the Minneapolis, Minnesota, based Medica health plan in August 1994. The results of Diversified s operations have been included in this line of business only through the date of sale. Under the new Medica agreement, the Company transferred cost responsibility for certain management contract expenses and employees to Medica. The Company s selling, general and administrative expenses decreased accordingly, matched with a corresponding decrease in management services revenues. Excluding the effects of the sale of Diversified and the Medica contract change, revenues generated in this line of business increased approximately 20% in each of the three and six month periods ended June 30, 1995 compared to the same periods in 1994.

After excluding the effects of the Diversified sale and the change in the Medica agreement, the principal factors behind the growth in revenues for the three and six month periods ended June 30, 1995 were enrollment gains and premium rate increases in the managed health plans and growth in the specialty managed care services operations. The Company s revenues from its managed health plans are typically based on a percentage of the plans premium revenues. The managed health plans experienced year-over-year enrollment growth of 19% and an average premium rate increase on renewing commercial groups of approximately 2% in 1995. In addition, lives served by the Company s specialty managed care services operations (excluding Diversified) increased by 18% for the period ended June 30, 1995 compared to the same period in 1994.

The sale of Diversified also had an impact on the operating income generated by this line of business. Operating income as reported for the three and six month periods ended June 30, 1995, decreased $1.1 million and $7.3 million, respectively, as compared to the same periods in 1994. However, after excluding the effects of Diversified, operating income in each of these periods actually increased over 30% reflecting the growth experienced by the remaining managed health plan and specialty managed care services operations. These remaining operations also have comparatively higher operating margins than that experienced by Diversified. Accordingly, operating margins in this line of business increased from 14.7% and 15.2% for the three and six month periods ended June 30, 1994, to 18.6% for the same periods in 1995.

INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the national total health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation on its operations, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company s various health care providers and other health care cost containment measures. The Company s health plans attempt to control medical and hospital costs through contractual arrangements with independent providers of health

                       UNITED HEALTHCARE CORPORATION

                   MANAGMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION
                            (continued)

care services which set fixed prices for certain periods of time, generally at least a year. Cost-effective delivery of health care services by health care providers is also achieved by the reduction of unnecessary hospitalizations, appropriate use of specialty referral services and emphasizing preventive health services. While the Company believes its current strategies to mitigate health care cost inflation are successful, there is no assurance that those efforts will be as effective as they have been in the past.

GOVERNMENT REGULATIONS

Government regulation of employee benefit plans, including health care coverage, health plans and the Company s specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or a subsidiary to make changes from time to time in its services, products, structure or marketing methods. Additional governmental regulation or future interpretation of existing regulations could increase the cost of the Company s compliance or otherwise affect the Company s operations, products, profitability or business prospects. The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted.

FINANCIAL CONDITION AND LIQUIDITY

The Company s cash and investments decreased from $2.77 billion at December 31, 1994, to $2.49 billion at June 30, 1995. The decrease of $281.9 million during the first six months of 1995 reflects the January purchase of GenCare for $515.4 million in cash, offset primarily by cash generated from operations.

The Company generally invests a large portion of its cash resources in high-quality, long-term instruments. During the first six months of 1995, the Company invested a substantial portion of its cash and cash equivalents in longer term investments. As a result of this investment strategy and the purchase of GenCare, the Company's working capital decreased from $1.24 billion at December 31, 1994 to $600.5 million at June 30, 1995.

Under applicable state regulations, certain of the Company s subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $1.54 billion in cash and investments available for general corporate use at June 30, 1995.

On June 25, 1995, the Company signed a definitive agreement to acquire The MetraHealth Companies, Inc. (MetraHealth). Under the terms of the agreement, the Company will pay $1.15 billion in cash and $500 million of 5.75% convertible preferred stock, for a total consideration at closing of $1.65 billion. The convertible preferred stock will be convertible into the Company's common stock at $49.48 per share, will have a three year no-call provision, and will have a ten-year mandatory redemption. In addition, certain of MetraHealth's current owners will be eligible to receive up to an

                       UNITED HEALTHCARE CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

additional $350 million if MetraHealth achieves certain 1995 operating results as defined. Any consideration payable for this 1995 earnout over and above the initial $1.65 billion may, at the Company's sole discretion at that time, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. If the Company's post-acquisition combined net income for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's current owners will be eligible to receive up to an additional $175 million in cash for each of those years. Completion of the acquisition, which is subject to regulatory approvals and other steps, is expected before the end of 1995. At such time, the transaction will be accounted for as a purchase. The Company will begin to move certain investments to shorter term instruments in anticipation of the $1.15 billion in cash required for the MetraHealth closing.

The Company believes its available cash resources will be sufficient to meet its current operating requirements and internal development initiatives. Other than the MetraHealth agreement, there currently are no material definitive commitments for future use of the Company s available cash resources; however, management continually evaluates opportunities to expand its health plan operations and specialty managed care services, which includes internal development of new products and programs and may include additional acquisitions. A portion of the Company's available cash resources will be retained by the Company to maintain its strong financial position.

                        UNITED HEALTHCARE CORPORATION

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
The following exhibits are filed in response to Item 601 of Regulation
S-K.

Exhibit No.                     Exhibit

 Exhibit 10   -  Employment agreement Dated as of April 1, 1995 between United
               HealthCare Corporation and Marshall V. Rozzi

 Exhibit 11   -  Statements Re Computation of Per Share Earnings.

 Exhibit 15   -  Letter Re Unaudited Interim Financial Information.

 Exhibit 27   -  Financial Data Schedule

(b)  Reports on Form 8-K.
During the quarter for which this report is filed, the Registrant filed Form 8-K Current Reports with the Securities and Exchange Commission as follows:


     1. Form 8-K Current Report Dated June 25, 1995. The items reported on this Form 8-K were items 5 and 7 concerning the Registrant's announcement of the execution of an Agreement and Plan of Merger with MetraHealth Companies, Inc. and certain of its shareholders and their affiliates, The Travelers Insurance Company, The Travelers Insurance Group, Inc., MetLife HealthCare Holdings, Inc. and Metropolitan Life Insurance Company.

     2. Form 8-K Current Report Dated August 3, 1995. The items reported on this Form 8-K were Items 5 and 7 concerning the Registrant's announcement of its financial results for the quarter ended June 30, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED HEALTHCARE CORPORATION


Dated: August 11, 1995             By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: August 11, 1995             By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                    UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page

      10                 Employment Agreement dated as of April      19
                         1, 1995 between United HealthCare and
                         Marshall V. Rozzi

      11                 Statements Re Computation of Per            27
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial       28
                         Information

      27                 Financial Data Schedule

                                                                  EXHIBIT 10

                         EMPLOYMENT AGREEMENT

This Agreement is made by and between Marshall Rozzi ("Executive") and United HealthCare Corporation, ("United") for the purpose of setting forth certain terms and conditions of Executive's employment by United and to protect United's knowledge, expertise, customer relationships and the confidential information United has developed about its customers, products, operations and services. As of the Effective Date, this Agreement supersedes any prior employment-related agreement or agreements between Executive and United or any subsidiary or affiliate of United.

1.   Employment and Duties.

     A. Employment. United hereby directly or through its subsidiaries employs Executive as an Executive Vice-President. Executive accepts such employment on the terms and conditions set forth in this Agreement and, except as specifically superseded by this Agreement, subject to all of United's policies and procedures in regard to its employees.

     B. Duties. Executive shall perform such duties as are commonly associated with his position or as are reasonably assigned to Executive by his supervisor from time-to-time. Executive agrees to devote substantially all of his business time and energy to the performance of his duties in a diligent and proper manner.

2.   Compensation.

     A. Base Salary. Executive shall initially be paid a base annual salary in the amount of $275,000 payable bi-weekly, less all applicable withholdings and deductions. Executive shall receive a periodic performance review, whenever deemed appropriate by the parties and generally on an annual basis, from his supervisor and consideration for an increase of such base salary.

     B. Bonus and Stock Plans. Executive shall be eligible to participate in United's incentive compensation plans and its stock option and grant plans, in accordance with the terms and conditions of those plans and applicable laws and regulations. Upon execution of this Agreement and commencement of employment, Executive shall be paid a one-time initial bonus of $20,000, less applicable withholdings and deductions. Executive's initial target under the Management Incentive Plan ("MIP") will be 100% of his base salary. For calendar year 1995 Executive's MIP payment will be no less than 100% and no more than 200% of the base salary actually paid to Executive in calendar year 1995, assuming that all terms and conditions of the MIP are met, including continued employment by United at the time the MIP payment is to be made.

     C. Employee Benefits. The Executive shall be eligible to participate in United's other employee benefit plans, including without limitation, any life, health, dental, short-term and long-term disability insurance coverages and any retirement plans, in accordance with the terms and conditions of those plans and applicable laws and regulations. Executive will initially receive a car allowance of $750 per month, a health club allowance of $125 per month and up to $500 for initiation dues on joining a health club; all subject to change from time-to-time in United's discretion.

     D. Vacation; Illness. Executive shall be entitled to paid vacation and sick leave each year in accordance with United's then-current policies.

     E. Stock Options and Grants. United will recommend to its Compensation Committee that Executive be granted non-qualified, performance-based stock options to purchase 135,000 shares of United's common stock, as evidenced by a written stock option agreement, and that Executive be awarded 5,000 shares of the Company's common stock on a restricted basis, as evidenced by a written restricted stock award agreement. The restrictions relating to 1,250 of these restricted shares shall lapse on the date 6 months after the first day of Executive's employment; the restrictions relating to 1,250 of these shares shall lapse on the date 12 months after the first day of Executive's employment; the restrictions relating to 1,250 of these shares shall lapse on the date 18 months after the first day of Executive's employment; and the restrictions relating to 1,250 of these shares shall lapse on the date 24 months after the first day of Executive's employment; provided however, that the lapsing of these restrictions is contingent upon Executive's employment on the specified dates and shall be subject to all other terms and conditions of United's stock plans.

     F. Relocation Benefits. United shall provide Executive with relocation assistance according to its Relocation Policy, subject to Executive's obligation to reimburse any amounts advanced to him or paid to him under the Relocation Policy if Executive terminates his employment with United prior to the date 12 months after the first day of Executive's employment. Reimbursement shall be made on a pro rata basis which decreases by 1/12th for each month Executive is employed by United. For example, if Executive terminates his employment 9 months after the date his employment began, Executive shall reimburse United 1/4 of the expenses paid or advanced under the relocation policy. Executive specifically authorizes United to deduct any amounts owed United from his final paycheck.

3.   Term and Termination.

     A. Term. The term of this Agreement shall begin on April 1, 1995 (the "Effective Date") and shall continue unless and until terminated as set forth in Section 3B.

     B.   Termination of Agreement and/or Employment.

          1. This Agreement may be terminated at any time by the mutual written agreement of the parties.

          2. United may terminate Executive's employment or terminate this Agreement by giving written notice of termination which is received by Executive at least 30 days before the effective date of termination of employment or of this Agreement, as the case may be.

          3. Executive may terminate his employment by giving written notice of termination of employment which is received by United at least 30 days before the effective date of termination of employment.

          4. This Agreement shall automatically terminate on the effective date of the termination of Executive's employment or on the date of

          Executive's death, retirement or permanent and total disability which renders Executive incapable of performing Executive's duties. United, through documented medical opinion, has the sole discretion to determine whether employee is permanently or totally disabled within the meaning of this Section 3B4.

     C. Severance Events and Compensation. In the event a Change in Control occurs and within one year after the effective date of the Change in Control (i) Executive's employment with United is terminated by United pursuant to Section 3B2 and without Cause or (ii) a Change in Employment occurs which Executive elects to treat as a termination of Executive's employment under Section 3B2 ((i) and (ii) are collectively referred to as the "Severance Events"), then:

          1. For 12 months following the effective date of the termination of Executive's employment ("Severance Period"), Executive shall receive biweekly payments equal to 1/26 of (a) Executive's annualized base salary at the effective date of termination, less all applicable withholdings or deductions required by law or Executive's elections under any employee benefit plans which Executive continues to participate in under Section 3C2, plus (b) one-half of the total of any bonus or incentive compensation (but not including any special or one-time bonus or incentive compensation payments) paid or payable to Executive for the two most recent calendar years or other periods generally used by United to determine such bonus or incentive compensation, or if Executive has been eligible for such bonus or incentive compensation payments for less than two such periods, the last such payment paid or payable to Executive ((a) and (b) are collectively referred to as the "Severance Compensation").

          2. As of the effective date of termination of employment, Executive shall cease to be eligible for all benefit plans maintained by United, except as required by federal or state continuation of coverage laws. If Executive elects continuation of coverage under one or more benefit plans subject to such continuation requirements, United shall, for the Severance Period, pay on behalf of Executive an amount equal to United's employer contribution for similarly situated active employees' coverages under such benefit plans. During the Severance Period Executive's share of coverage costs for such benefit plans shall be deducted automatically through after-tax payroll deduction from the Severance Compensation.

          3. During the Severance Period United shall pay to an outplacement firm selected by United an amount deemed reasonable by United for outplacement and job search services for Executive.

          4. Any unvested stock options or grants awarded Executive under any of United's stock option or grant plans shall continue to vest during the Severance Period in accordance with those options' or grants' pre-established or usual vesting schedule.

     The payments and benefits to Executive under this Section 3C shall be the sole liability of United to Executive in the event of a Severance Event and shall replace and be in lieu of any payments or benefits which otherwise might be owed by United under any other severance plan or program and such payments and benefits may be conditioned by United upon receipt of a release of claims from Executive. Solely for purposes of stock options and grants and MIP payments, the date of termination of employment shall be the last day of the Severance Period and Executive shall for such purposes be considered as continuing his employment with United until such time.

     D. Initial Employment Period. Notwithstanding any other provisions of this Agreement, in the event that prior to the end of the first year after the Effective Date Executive's employment with United is terminated by United without Cause or a Change in Employment occurs, such event shall be treated as a Severance Event under Section 3C.

     E.   Definitions and Procedure.

          1. For purposes of this Agreement, "Cause" shall mean the (a) the failure or refusal of Executive to follow the reasonable directions of United's Board of Directors or Executive's supervisor or to perform any duties reasonably required by United, (b) a failure to adequately meet reasonable performance expectations, (c) material violations of United's Code of Conduct or (d) the commission of any criminal act or act of fraud or dishonesty by Executive in connection with Executive's employment by United. In the event that United terminates Executive's employment under subsections (a) or (b) of this Cause definition, United shall specify in the notice of termination the basis for Cause. If the Cause described in the notice is cured to United's reasonable satisfaction prior to the end of the 30 day notice period, the notice of termination of employment shall be withdrawn.

          2. For purposes of this Agreement a "Change in Employment" shall be deemed to have occurred (a) if (i) Executive's duties are materially adversely changed without Executive's prior consent or
          (ii) Executive's salary or benefits are reduced other than as a general reduction of salaries and benefits by United or (iii) the location of performance of most of Executive's duties is moved from the general geographic location in which Executive performed such duties prior to the move or (iv) without terminating Executive's employment this Agreement is terminated by United pursuant to
          Section 3B2, and (b) if in each case under subsections (a) (i),
          (ii), (iii) and (iv), in the period beginning 60 days before the time the Change in Employment occurs, Cause does not exist or if Cause does exist United has not given Executive written notice that Cause exists. Executive may elect to treat a Change in Employment as a termination of employment by United. To do so Executive shall send written notice of such election to United within 60 days after the date Executive receives notice from United or otherwise is definitively informed of the events constituting the Change in Employment. No Change in Employment shall be deemed to have occurred if Executive fails to send the notice of election within the 60 day period. Executive's failure to treat a particular Change in Employment as a termination of employment shall not preclude Executive from treating a subsequent Change in Employment as a termination of employment. The effective date of a Change in Employment termination shall be the date 30 days after United receives the written notice of election.

          3. For purposes of this Agreement a "Change in Control" of United shall mean the sale of all or substantially all of its assets or any merger, reorganization, or exchange or tender offer which, in each case, will result in a change in the power to elect 50% or more of the members of the Board of Directors of United.

4.   Property Rights, Confidentiality, Non-Solicit and Non-Compete
     Provisions.

     A.   United's Property.

          1. Executive shall promptly disclose to United in writing all inventions, discoveries and works of authorship, whether or not patentable or copyrightable, which are conceived, made, discovered, written or created by Executive alone or jointly with another person, group or entity, whether during the normal hours of employment at United or on Executive's own time, during the term of this Agreement. Executive assigns all rights to all such inventions and works of authorship to United. Executive shall give United any the assistance it reasonably requires in order for United to perfect, protect, and use its rights to inventions and works of authorship.

          This provision shall not apply to an invention for which no equipment, supplies, facility or trade secret information of United was used and which was developed entirely on the Executive's own time and which (1) does not relate to the business of United or to United's anticipated research or development, or (2) does not result from any work performed by the Executive for United.

          2. Executive shall not remove any records, documents, or any other tangible items (excluding Executive's personal property) from the premises of United in either original or duplicate form, except as is needed in the ordinary course of conducting business for United.

          3. Executive shall immediately deliver to United, upon termination of employment with United, or at any other time upon United's request, any property, records, documents, and other tangible items (excluding Executive's personal property) in Executive's possession or control, including data incorporated in word processing, computer and other data storage media, and all copies of such records, documents and information, including all Confidential Information, as defined below.

     B. Confidential Information. During the course of his employment Executive will develop, become aware of and accumulate expertise, knowledge and information regarding United's organization, strategies, business and operations and United's past, current or potential customers and suppliers. United considers such expertise, knowledge and information to be valuable, confidential and proprietary and it shall be considered Confidential Information for purposes of this Agreement. During this Agreement and at all times thereafter Executive shall not use such Confidential Information or disclose it to other persons or entities except as is necessary for the performance of Executive's duties for United or as has been expressly permitted in writing by United.

     C. Non-Solicitation. During (i) the term of this Agreement, (ii) any period for which Executive is receiving payments under Section 3C of this Agreement, (iii) any period following the termination or expiration of this Agreement during which Executive remains employed by United and
     (iv) for a period of one year after the last day of the latest of any period described in (i), (ii) or (iii), Executive shall not (y) directly or indirectly attempt to hire away any then-current employee of United or a subsidiary of United or to persuade any such employee to leave employment with United, or (z) directly or indirectly solicit, divert, or take away, or attempt to solicit, divert, or take away, the business of any person, partnership, company or corporation with whom United (including any subsidiary or affiliated company in which United has a more than 20% equity interest) has established or is actively seeking to establish a business or customer relationship.

     D. Non-Competition. During (i) the term of this Agreement, (ii) any period for which Executive is receiving payments under Section 3C of this Agreement, and (iii) any period following the termination or expiration of this Agreement during which Executive remains employed by United, Executive shall not, without United's prior written consent, engage or participate, either individually or as an employee, consultant or principal, partner, agent, trustee, officer or director of a corporation, partnership or other business entity, in any business in which United (including any subsidiary or affiliated company in which United has a more than 20% equity interest) is engaged. In the event that Executive elects to terminate Executive's employment pursuant to
     Section 3B3, United may elect to have the provisions of this Section 4D be in effect for six months following the effective date of such resignation if during that six month period United pays Executive biweekly payments equal to 1/26 of the Severance Compensation. United must send written notice of such election within 10 days after it receives written notice of the termination of employment.

5.   Miscellaneous.

     A. Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties and their successors and assigns, but may not be assigned by either party without the prior written consent of the other party, except that United in its sole discretion may assign this Agreement to an entity controlled by United at the time of the assignment. If United subsequently loses or gives up control of the entity to which this Agreement is assigned, such entity shall become United for all purposes under this Agreement, beginning on the date on which United loses or gives up control of the entity. Any successor to United shall be deemed to be United for all purposes of this Agreement.

     B. Notices. All notices under this Agreement shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed by registered or certified mail, return receipt requested, postage prepaid, to the party to receive the same at the address set forth below or at such other address as may have been furnished by proper notice.

                    United:   300 Opus Center
                              9900 Bren Road East
                              Minnetonka, MN 55343
                              Attn: Vice President Human Resources

                    Executive:     Marshall Rozzi
                                   6430 City West Parkway, Apt.5201
                                   Eden Prairie, MN  55344

     C. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to its subject matter and may be amended or modified only by a subsequent written amendment executed by the parties. This Agreement replaces and supersedes any and all prior employment or employment related agreements and understandings, including any letters or memos which may have been construed as agreements, between the Executive and United or any of its subsidiaries and affiliated companies.

     D. Choice of Law. This Agreement shall be construed and interpreted under the applicable laws and decisions of the State of Minnesota.

     E. Waivers. No failure on the part of either party to exercise, and no delay in exercising, any right or remedy under this Agreement shall operate as a waiver; nor shall any single or partial exercise of any right or remedy preclude any other or further exercise of any right or remedy.

     F. Adequacy of Consideration. Executive acknowledges and agrees that he/she has received adequate consideration from United to enter into this Agreement.

     G. Dispute Resolution and Remedies. Any dispute arising between the parties relating to this Agreement or to Executive's employment by United shall be resolved by binding arbitration pursuant to the Rules of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date one party first gave written notice of the dispute to the other party. The arbitrators shall interpret and construe this Agreement pursuant to controlling law but may not in any case award any punitive or exemplary damages. The parties acknowledge that Executive's failure to comply with the Confidentiality, Non-Solicit and Non-Compete provisions of this Agreement will cause immediate and irreparable injury to United and that therefore the arbitrators, or a court of competent jurisdiction if an arbitration panel cannot be immediately convened, will be empowered to provide injunctive relief, including temporary or preliminary relief, to restrain any such failure to comply.

     H. No Third-Party Beneficiaries. This Agreement shall not confer or be deemed or construed to confer any rights or benefits upon any person other than the parties.







THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION THAT MAY BE ENFORCED BY THE PARTIES.


UNITED HEALTHCARE CORPORATION

By   /s/Kevin H. Roche             /s/Marshall V. Rozzi
                                      Executive
        Date April 1, 1995            Date April 1, 1995

                                                                  EXHIBIT 11

                                UNITED HEALTHCARE CORPORATION
                       STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                            (in thousands, except per share data)
                                       (Unaudited)



                                   Three Months Ended June 30,   Six Months Ended June 30,
                                        1995          1994           1995       1994

NET EARNINGS BEFORE
 EXTRAORDINARY GAIN                 $  89,879     $   52,656      $ 179,311  $  123,054

EXTRAORDINARY GAIN ON SALE OF
 SUBSIDIARY                                --      1,377,075             --   1,377,075

NET EARNINGS                        $  89,879     $1,429,731      $ 179,311  $1,500,129

Weighted average number of
common shares outstanding             173,238        170,824        173,075     170,620

Additional equivalent shares
issuable from assumed exercise
of common stock options
and warrants                            3,066          4,666          3,315       4,540

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             176,304        175,490        176,390     175,160

NET EARNINGS PER SHARE
BEFORE EXTRAORDINARY GAIN           $    0.51     $     0.30(1)   $    1.02  $     0.70(1)

EXTRAORDINARY GAIN PER SHARE               --           7.85             --        7.86

NET EARNINGS PER SHARE              $    0.51     $     8.15      $    1.02  $     8.56

<F1>  Excluding the effects of the Ramsay-HMO, Inc. and Complete Health Services, Inc.
merger costs, net earnings before extraordinary gain for the three and six month periods ended June 30, 1994 would have been $74,939 and $145,337, respectively, or $.43 and $.83 per share.
















                                                                              EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



August 3, 1995



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-21813, 33-27208, 33-30869, 33-35365, 33-39060, 33-45263, 33-
50282, 33-65994, 33-67918, 33-68158, 33-68300, 33-75846, 33-79632, 33-79634,
33-79636, 33-79638, 33-59083, 33-59623 its Form 10-Q for the quarter ended
June 30, 1995, which includes our report dated August 3, 1995, covering the unaudited interim condensed consolidated financial information contained herein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


                                  Very truly yours,





