Form 10-Q
period 1995-09-30
UNITED HEALTHCARE CORP
filed 1995-11-14
CIK 731766

________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

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

The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 1995 was 174,696,191.



________________________________________________________________________________

                        UNITED HEALTHCARE CORPORATION
                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       September 30, 1995 and December 31, 1994                               3

       Condensed Consolidated Statements of Operations for the three          4
       and nine month periods ended September 30, 1995 and 1994

       Condensed Consolidated Statements of Cash Flows for the
       nine month periods ended September 30, 1995 and 1994                   5

       Notes to Condensed Consolidated Financial Statements                   6

       Report of Independent Public Accountants                               8

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          9

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                             17

Signatures                                                                   18

                                 UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share & per share data)
                                        (unaudited)

                                                                 September 30,     December 31,
ASSETS                                                                1995             1994
 Current Assets
  Cash and cash equivalents                                      $ 1,307,531       $ 1,519,049
  Short-term investments                                             276,467           135,287
  Accounts receivable, net                                           253,053           167,369
  Other                                                               56,650            86,510
    Total Current Assets                                           1,893,701         1,908,215

 Long-term Investments                                             1,001,584         1,115,054
 Intangible Assets, net                                              803,551           303,613
 Property and Equipment, net                                         198,035           162,597

TOTAL ASSETS                                                     $ 3,896,871       $ 3,489,479

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Medical costs payable                                          $   500,450       $   443,559
  Accounts payable                                                    67,199            66,938
  Accrued expenses                                                    73,249            83,087
  Unearned premiums                                                   95,251            70,718
    Total Current Liabilities                                        736,149           664,302

 Long-term Obligations                                                26,189            24,275
 Minority Interests                                                    7,021             5,446

 Shareholders' Equity
  Preferred stock, $.001 par value - 10,000,000
   shares authorized; 9,900,000 shares available for
   issuance; no shares outstanding                                        --                --
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 173,845,000 and 172,831,000 issued and
   outstanding                                                         1,739             1,728
  Additional paid-in capital                                         779,843           752,472
  Retained earnings                                                2,352,845         2,085,056
  Deferred compensation                                                   --               (35)
  Net unrealized holding losses on investments
   available for sale, net of tax effects                             (6,915)          (43,765)
    Total Shareholders' Equity                                     3,127,512         2,795,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 3,896,871       $ 3,489,479

            See notes to condensed consolidated financial statements

                                      UNITED HEALTHCARE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)
                               Three Months Ended September 30, Nine Months Ended September 30,
                                       1995          1994              1995          1994
REVENUES
  Premium                          $1,100,013    $  858,228        $3,153,275    $2,498,921
  Management Services                  76,367        59,820           210,340       218,794
  Investment Income and Other          39,156        38,786           113,701        82,140

   Total Revenues                   1,215,536       956,834         3,477,316     2,799,855

OPERATING EXPENSES
  Medical Costs                       872,358       675,650         2,480,020     1,957,494
  Selling, General and
   Administrative Costs               173,267       133,462           500,364       424,996
  Depreciation and Amortization        19,343        16,258            59,392        48,539

    Total Operating Expenses        1,064,968       825,370         3,039,776     2,431,029

EARNINGS FROM OPERATIONS              150,568       131,464           437,540       368,826

  Interest Expense                       (146)         (413)             (704)       (1,550)
  Merger Costs                             --           --                 --       (35,940)

EARNINGS BEFORE INCOME TAXES,
 MINORITY INTERESTS AND
 EXTRAORDINARY GAIN                   150,422       131,051           436,836       331,336
  Provision for Income Taxes          (55,655)      (49,810)         (161,629)     (125,908)
  Minority Interests in Net
   Earnings of Consolidated
   Subsidiaries                        (1,097)         (399)           (2,226)       (1,532)

NET EARNINGS BEFORE
 EXTRAORDINARY GAIN                    93,670        80,842           272,981       203,896 <F1>

EXTRAORDINARY GAIN ON SALE OF
 SUBSIDIARY (net of income
 taxes of $808,758)                        --            --                --     1,377,075

NET EARNINGS                       $   93,670    $   80,842        $  272,981    $1,580,971

NET EARNINGS PER SHARE
 BEFORE EXTRAORDINARY GAIN         $     0.53    $     0.46        $     1.55    $     1.16 <F1>

EXTRAORDINARY GAIN PER SHARE               --            --                --          7.85

NET EARNINGS PER SHARE             $     0.53    $      .46        $     1.55    $     9.01

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            177,070       176,038           176,615       175,501

            See notes to condensed consolidated financial statements

<F1>  Excluding the effects of the Ramsay and Complete Health merger costs, net earnings of
$226,179 and net earnings per share before extraordinary gain of $1.29 would have been reported for the nine month period ended September 30, 1994.

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)
                                                                  Nine Months Ended September 30,
                                                                          1995         1994

OPERATING ACTIVITIES
 Net Earnings                                                         $   272,981  $1,580,971

 Non-Cash Items
   Depreciation and amortization                                           59,392      48,539
   Net gain on sale of subsidiary                                              --  (1,377,075)
   Other                                                                   (5,304)      6,043
 Net Change in Other Operating Items, net of effects from
  acquisitions and sale of subsidiary
   Accounts receivable and other current assets                           (48,876)    (16,673)
   Medical costs payable                                                   13,796     (24,316)
   Accounts payable                                                       (44,879)    (54,392)
   Accrued expenses                                                        (3,579)     32,413
   Unearned premiums                                                       23,954      (3,128)
        Cash Flows From Operating Activities                              267,485     192,382

INVESTING ACTIVITIES
 Cash Received From Sale of Subsidiary, net of
  cash surrendered and other effects                                           --   2,298,819
 Cash Paid for Income Taxes and Transaction Costs related to
  Sale of Subsidiary                                                           --    (656,933)
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                      (546,054)    (48,429)
 Net Purchases of Property and Equipment                                  (66,046)    (49,145)
 Purchases of Investments Available for Sale                           (2,121,949)   (890,895)
 Maturities/Sales of Investments Available for Sale                     2,265,167     559,532
 Purchases of Investments Held to Maturity                                 (8,517)     (1,391)
 Maturities of Investments Held to Maturity                                 4,942      16,572
 Other                                                                    (14,661)     (3,988)
        Cash Flows From (Used for)Investing Activities                   (487,118)  1,224,142

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                  18,284      38,543
 Payment of Long-term Obligations                                          (4,977)    (16,166)
 Dividends Paid                                                            (5,192)     (4,626)
        Cash Flows From Financing Activities                                8,115      17,751

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (211,518)  1,434,275
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,519,049     228,260

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,307,531  $1,662,535


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

2.  Acquisitions
After the completion of the third quarter, the Company acquired The MetraHealth Companies, Inc.(MetraHealth) on October 2, 1995. MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Company. At the time of acquisition, MetraHealth served 10.3 million individuals, including 5.9 million in network-based care programs, approximately 469,000 of whom are health maintenance organization (HMO) members.
The acquisition will be accounted for using the purchase method of accounting, whereby the purchase price will be allocated to assets and liabilities based on their estimated fair values at the date of acquisition.

The total purchase price of the acquisition was $1.09 billion in cash and $500.0 million of 5.75% convertible preferred stock, for a total consideration at closing of $1.59 billion. The convertible preferred stock is convertible into United's common stock at $49.48 per share, has a three-year no-call provision, and has a ten-year mandatory redemption. In addition, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout in excess of the initial $1.59 billion may, at United's sole discretion be in the form of cash, convertible debt, convertible preferred stock, or straight debt. Moreover, if United's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175 million in cash for each of those years.

On January 3, 1995, the Company completed its acquisition of GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri, which served 230,000 members at the time of acquisition. The total purchase price of the acquisition was $515.4 million in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price and associated acquisition costs in excess of the estimated fair value of net assets acquired of $490.0 million is being amortized on a straight-line basis over 40 years. Had the transaction occurred on January 1, 1994, combined unaudited pro forma results for the nine month period ended September 30,

                         UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

1994 would have been: revenues - $2.94 billion; net earnings before extraordinary gain - $200.1 million; net earnings - $1.58 billion; net earnings per share before extraordinary gain - $1.14; and net earnings per share - $8.99.

3.  Dividends
On February 13, 1995, the Company's Board of Directors approved an annual dividend for 1995 of $0.03 per share to holders of the Company's common stock. This dividend, totaling $5.2 million, was paid on April 15, 1995 to shareholders of record at the close of business on April 1, 1995.

4.  Cash and Investments
As of September 30, 1995, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                       Gross         Gross
                                                     Unrealized    Unrealized
                                         Amortized     Holding       Holding       Fair
                                            Cost         Gains        Losses       Value
      Cash and Cash Equivalents         $1,307,531    $     --      $     --    $1,307,531
      Investments Available for Sale     1,262,468        9,549       (20,525)   1,251,492
      Investments Held to Maturity          26,559          305          (176)      26,688
         Total Cash and Investments     $2,596,558    $   9,854     $ (20,701)  $2,585,711

5.  Recently Issued Accounting Standards
Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), effective for fiscal years beginning after December 15, 1995, requires recognition of impairment losses on long-lived assets, certain intangible assets and goodwill based on the future operating results associated with such assets, as defined. The Company plans to adopt SFAS No. 121 in 1996, and currently believes that upon adoption the statement will not have a material impact on the Company's results of operations or financial position.

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock -Based Compensation" (SFAS No. 123), effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to adopt a fair value based method of accounting for employee stock options. It also allows companies to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and submit pro forma disclosures of net earnings and earnings per share as if a fair value based method of accounting had been applied.
The Company plans to adopt SFAS No. 123 in 1996. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement would not have a material impact on the Company's results of operations or financial position. The Company's stock option plans are generally fixed plans, as defined under APB No. 25, and accordingly, stock options issued under the Company's plans have no intrinsic value at the grant date.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three and nine months periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota,
November 2, 1995

                       UNITED HEALTHCARE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial results and related comparisons presented in this discussion include several significant transactions which affect year-to-year comparability. On May 27, 1994, the Company sold Diversified Pharmaceutical Services, Inc. (Diversified), then a wholly owned subsidiary, to SmithKline Beecham Corporation for $2.3 billion in cash. In connection with this transaction, the Company recognized an extraordinary gain after transaction costs and income tax effects of $1.38 billion, or $7.86 per share. The results of Diversified subsequent to the sale are not included in the consolidated financial results of the Company.

On January 3, 1995, the Company acquired GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri serving 230,000 members at the time of acquisition. On February 28, 1995, the Company acquired Group Sales and Service of Puerto Rico, Inc. (Group Sales), a health plan based in San Juan, Puerto Rico serving 135,000 members at the time of acquisition. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, only the post-acquisition results of GenCare and Group Sales are included in the Company's consolidated financial results.

After the completion of the third quarter, the Company acquired The MetraHealth Companies, Inc.(MetraHealth) on October 2, 1995. MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Company. At the time of acquisition, MetraHealth served 10.3 million individuals, including 5.9 million in network-based care programs, approximately 469,000 of whom are health maintenance organization (HMO) members.
The acquisition will be accounted for using the purchase method of accounting. Accordingly, the post-acquisition results of MetraHealth will be included in the Company's consolidated financial results beginning in the fourth quarter of 1995.

The Company is developing a comprehensive integration plan to achieve the potential benefits of its merger with MetraHealth. The plan is expected to result in a substantial restructuring charge related to the impact of the integration on United's operations. The magnitude of the charge will be determined as the integration plan is finalized and will be reported as part of the Company's fourth quarter consolidated financial results.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

CONSOLIDATED OPERATING RESULTS

Revenues for the three and nine month periods ended September 30, 1995 of $1.22 billion and $3.48 billion exceeded revenues reported for the comparable 1994 periods by 27% and 24%, respectively. The growth in revenues was driven primarily by strong enrollment gains within the Company's owned and managed health plans. In addition, the Company's 1995 acquisitions of GenCare and Group Sales accounted for approximately 37% of the increase in revenues for the three and nine month periods. The loss of revenues as a result of the sale of Diversified was more than offset by the investment income earned on the proceeds from the sale.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Total operating expenses as a percent of revenues for the third quarter of 1995 were 87.6%, up from 86.3% for the comparable 1994 period. Through the first nine months of 1995, this ratio increased to 87.4% compared to 86.8% for the same nine month period in 1994, primarily due to higher medical costs in relation to the premium revenues associated with certain of the Company's Medicaid programs.

The Company's provision for income taxes represents the tax effects of its current operations based on the Federal statutory tax rate, adjusted primarily for the effects of tax-exempt investment income and state income taxes. The effective income tax rate was 37% in 1995 and 38% in 1994.

Third quarter net earnings were $93.7 million in 1995, a 16% increase over comparable net earnings of $80.8 million in 1994. On a per share basis, net earnings for those periods increased from $0.46 in 1994 to $0.53 in 1995. For the nine months ended September 30, 1995, net earnings increased 21% to $273.0 million, or $1.55, per share from comparable 1994 net earnings of $226.2 million, or $1.29 per share.

In the second quarter of 1994, the Company recorded nonrecurring, non-operating merger costs of $35.9 million associated with its May 1994 acquisitions of Complete Health Services, Inc. (Complete Health) and Ramsay-HMO, Inc. (Ramsay). This reduced 1994 net earnings by $22.3 million, or $0.13 per share. Each of these acquisitions was accounted for as a pooling of interests and, accordingly, the Company's consolidated operating results include Complete Health and Ramsay for all periods presented.

LINE OF BUSINESS REPORTING

The Company operates in a single industry segment, managed health care. The general management and various aspects of the Company's operations, including information systems, transaction processing and certain administrative functions and procedures, are interrelated. The following table presents financial information reflecting the Company's operations by two lines of business: (i) owned health plans and (ii) managed health plans and specialty managed care services. This information is provided solely to facilitate the discussion of the Company's results of operations.

Owned health plan operations include health plans in which the Company has at least a majority ownership interest and the Company's related insurance operations. This line of business is characterized by operations in which the Company assumes underwriting risk in return for premium revenue. The second line of business, includes managed health plan and specialty managed care services operations. The managed health plan component of this line of business provides administrative and other management services to health plans in which the Company has less than a majority ownership interest, if any. The Company's specialty managed care services operations serve the Company's owned and managed health plans as well as customers unaffiliated with the Company. This line of business is characterized by operations in which the Company receives fees for the provision of service, primarily administrative in nature, and generally accepts no financial responsibility for health care

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

costs, except in the case of its subsidiary United Behavioral Systems (UBS) and the formerly-owned Diversified. Through UBS, the Company does accept some health care cost responsibility for the provision of mental health and substance abuse services and thus recognizes premium revenue and medical services expense. Except for directly identifiable expenses, the Company s general and administrative expenses are allocated between the two lines of business, primarily on the basis of enrollment, revenues, information systems or other resource usage.

Diversified has been included in the managed and specialty line of business through the date of sale. As a result of the acquisitions of Complete Health, Ramsay, GenCare, Group Sales and MetraHealth, coupled with the sale of Diversified, the managed health plans and specialty managed care services line of business comprises a substantially smaller portion of the Company s total revenues and operating income.

                                       UNITED HEALTHCARE CORPORATION

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                               (continued)

                                  LINE OF BUSINESS FINANCIAL INFORMATION
                                      (in thousands, except ratios)

                        Three Months Ended September 30,   Nine Months Ended September 30,
                               1995        1994                   1995        1994

REVENUES <F1>
Owned Health Plans         $1,103,066    $ 852,746           $3,156,146    $2,487,816

Managed Health Plan
 and Specialty Managed
 Care Services <F2>           104,480       86,392              297,504       370,108

Corporate and
 Eliminations <F3>              7,990       17,696               23,666       (58,069)
TOTAL REVENUES             $1,215,536    $ 956,834           $3,477,316    $2,799,855

OPERATING INCOME <F1>
Owned Health Plans         $  103,545       88,141           $  312,337       256,023

Managed Health Plan
 and Specialty Managed
 Care Services <F2>            22,098       14,242               57,905        57,372

Corporate and
 Eliminations <F3>              24,925       29,081               67,298        55,431
TOTAL OPERATING
INCOME                     $  150,568     $131,464           $  437,540     $ 368,826

OPERATING MARGIN
Owned Health Plans              9.4%        10.3%                9.9%         10.3%
Managed Health Plan
 and Specialty Managed
 Care Services <F2>            21.2%        16.5%               19.5%         15.5%
TOTAL OPERATING MARGIN         12.4%        13.7%               12.6%         13.2%

<F1> Revenues and operating income for each line of business include its respective investment income.  Interest earned on cash available for general corporate use is included in "corporate and eliminations."  Investment income included in the owned health plan line of business for the third quarter of 1995 and 1994 was $14.6 million and $8.4 million, respectively, and for the nine month periods ended September 30, 1995 and 1994, $40.3 million and $24.8 million, respectively.  Investment income included in "corporate and eliminations" for the third quarter of 1995 and 1994 was $24.6 million and $30.4 million, respectively, and for the nine month periods ended September 30, 1995 and 1994, $73.4 million and $57.3, respectively.

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

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

OWNED HEALTH PLANS

Revenues generated by the Company s owned health plans increased by 29% and 27%, respectively, for of the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. Excluding the effects of the GenCare and Group Sales acquisitions, the increase in revenues in the three and nine month periods ended September 30, 1995 over the same periods in 1994 was 19% and 17%, respectively. This increase reflects year-over-year enrollment growth of 19% and an average premium rate increase on renewing commercial groups of approximately 2% in 1995.

The Company's year-over-year enrollment growth slightly exceeded the corresponding growth in revenues in this line of business due to changes in customer mix. Much of the commercial enrollment growth has been in the small group product which is generally characterized as having lower benefits (and therefore lower premiums) than the Company's other commercial products. In addition, enrollment in the Company's self-funded product (a product where the Company receives administrative fees rather than premiums) has increased 29% year-over-year and as of September 30, 1995, comprises 192,000 enrollees out of the Company's total owned health plan enrollment of 2,923,000.

Owned health plan commercial premiums are established by the Company based on anticipated health care costs. The Company has been able to effectively manage health care costs and maintain the effective rate at which its health care costs have grown within the commercial line of business to 1% to 2%.
`
Competition for commercial enrollment in certain of the Company's owned health plan markets has increased in recent quarters. However, the Company has continued to follow its strategy of pricing its commercial products in accordance with anticipated health care costs. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurances that the Company's recent enrollment growth trends will continue.

The combination of the Company's pricing strategy and combined medical cost management efforts are reflected in the owned health plans' medical expense ratio (the percent of premium revenues used for medical costs). The medical expense ratio for the third quarter of 1995 was 80.1%, up slightly from 79.4% for the same period in 1994. Through the first nine months of 1995, this ratio increased to 79.5% from 79.4% for the comparable 1994 period. The slight increase in the medical expense ratio is largely a reflection of declines in Medicaid premium rates in certain markets and the Company's strategic decision to selectively increase Medicaid provider reimbursements.

Owned health plan operating income increased 18% from $88.1 million for the three months ended September 30, 1994 to $103.5 million for the same period in 1995. Through the first nine months of 1995, operating income was $312.3 million, an increase of 22% over the same period in 1994. Consistent with the movement in the medical expense ratio, the operating margin in this line of business for the third quarter of 1995 of 9.4% was down from the 10.3% for the same period in 1994. The operating margin through the first nine months of 1995 reflected a comparable decrease, down to 9.9% from 10.3% for the same nine month period in 1994.

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

MANAGED HEALTH PLAN AND
SPECIALTY MANAGED CARE SERVICES

Revenues generated by the Company s managed health plans and specialty managed care services operations increased 21% in the three month period ended September 30, 1995 compared to the same period in 1994. However, revenues as reported for the nine month period ended September 30, 1995 of $297.5 million decreased 20% compared to the same period in 1994. The nine month results were significantly impacted by the effects of the sale of Diversified in May 1994 and a change in the terms of the Company s management agreement with the Minneapolis, Minnesota, based Medica health plan in August 1994. The results of Diversified s operations have been included in this line of business only through the date of sale. Under the new Medica agreement, the Company transferred cost responsibility for certain management contract expenses and employees to Medica. The Company s selling, general and administrative expenses decreased accordingly, matched with a corresponding decrease in management services revenues. Excluding the effects of the sale of Diversified and the Medica contract change, revenues generated in this line of business increased approximately 23% in the nine month period ended September 30, 1995 compared to the same period in 1994.

After excluding the effects of the Diversified sale and the change in the Medica agreement, the principal factors behind the growth in revenues for the three and nine month periods ended September 30, 1995 were enrollment gains and premium rate increases in the managed health plans and growth in the specialty managed care services operations. The Company's revenues from its managed health plans are typically based on a percentage of the plans' premium revenues. The managed health plans experienced year-over-year enrollment growth of 22% and an average premium rate increase on renewing commercial groups of approximately 2% in 1995. In addition, lives served by the Company's specialty managed care services operations increased by 34% for the period ended September 30, 1995 compared to the same period in 1994.

Operating income as reported for the three and nine month periods ended September 30, 1995, increased $7.9 million and $.5 million, respectively, as compared to the same periods in 1994. However, after excluding the effects of the sale of Diversified, operating income for the nine month period actually increased $20.8 million reflecting the growth experienced by the remaining managed health plan and specialty managed care services operations. These remaining operations also have comparatively higher operating margins than that experienced by Diversified. Accordingly, operating margins in this line of business increased from 16.5% in the third quarter of 1994 to 21.2% for the same period of 1995, and for the nine month period, operating margins increased from 15.5% in 1994 to 19.5% in 1995.

INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the national total health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation on its operations, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers and other health care cost containment

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

measures. The Company's health plans attempt to control medical and hospital costs through contractual arrangements with independent providers of health care services which set fixed prices for certain periods of time, generally at least a year. Cost-effective delivery of health care services by health care providers is also achieved by the reduction of unnecessary hospitalizations, appropriate use of specialty referral services and emphasizing preventive health services. While the Company believes its current strategies to mitigate health care cost inflation are successful, there is no assurance that those efforts will be as effective as they have been in the past. In addition, certain products of recently acquired MetraHealth are not network-based programs and do not have similar health care cost containment measures as the Company. As a result, in the future the Company may be subject to more risk associated with health care cost inflation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.121), effective for fiscal years beginning after December 15, 1995, requires recognition of impairment losses on long-lived assets, certain intangible assets and goodwill based on the future operating results associated with such assets, as defined. The Company plans to adopt SFAS No. 121 in 1996, and currently believes that upon adoption the statement will not have a material impact on the Company's results of operations or financial position.

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock -Based Compensation" (SFAS No. 123), effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to adopt a fair value based method of accounting for employee stock options. It also allows companies to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and submit pro forma disclosures of net earnings and earnings per share as if a fair value based method of accounting had been applied.
The Company plans to adopt SFAS No. 123 in 1996. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement would not

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

have a material impact on the Company's results of operations or financial position. The Company's stock option plans are generally fixed plans, as defined under APB No. 25, and accordingly, stock options issued under the Company's plans have no intrinsic value at the grant date.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and investments decreased from $2.77 billion at December 31, 1994, to $2.59 billion at September 30, 1995. The decrease of $183.8 million during the first nine months of 1995 reflects the January purchase of GenCare for $515.4 million in cash, offset primarily by cash generated from operations.

The Company generally invests a large portion of its cash resources in high-quality, long-term instruments. During the first six months of 1995, the Company invested a substantial portion of its cash and cash equivalents in longer term investments. As a result of this investment strategy and the purchase of GenCare, the Company's working capital decreased from $1.24 billion at December 31, 1994 to $600.5 million at June 30, 1995. During the third quarter of 1995, the Company moved certain investments to shorter term instruments in anticipation of the cash required for the MetraHealth acquisition, discussed below. Accordingly, the Company's working capital increased to $1.16 billion at September 30, 1995.

Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $1.63 billion in cash and investments available for general corporate use at September 30, 1995.

On October 2, 1995, the Company acquired MetraHealth. The total purchase price of the acquisition was $1.09 billion in cash and $500.0 million of 5.75% convertible preferred stock, for a total consideration at closing of $1.59 billion and was accounted for using the purchase method of accounting. The convertible preferred stock is convertible into United's common stock at $49.48 per share, has a three-year no-call provision, and has a ten-year mandatory redemption. In addition, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout in excess of the initial $1.59 billion may, at United's sole discretion be in the form of cash, convertible debt, convertible preferred stock, or straight debt. Moreover, if United's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175 million in cash for each of those years.

The Company believes its available cash resources will be sufficient to meet its current operating requirements and internal development initiatives. Other than the MetraHealth acquisition and the resulting integration, there currently are no material definitive commitments for future use of the Company's available cash resources; however, management continually evaluates opportunities to expand its health plan operations and specialty managed care services, which includes internal development of new products and programs and may include additional acquisitions. A portion of the Company's available cash resources will be retained by the Company to maintain its strong financial position.

                        UNITED HEALTHCARE CORPORATION

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
The following exhibits are filed in response to Item 601 of Regulation
S-K.

Exhibit No.                     Exhibit

 Exhibit 10(a) -  Employment Agreement effective as of October 2, 1995 between
                  United HealthCare Corporation and James G. Carlson

         10(b) - Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and Elliot Gerson

         10(c) - Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and Allen Wise.

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


                                            UNITED HEALTHCARE CORPORATION


Dated: November 10, 1995           By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: November 10, 1995           By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                     UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page


     10(a)              Employment Agreement effective as of
                         October 2, 1995 between United HealthCare
                         Corporation and James G. Carlson            20

      10(b)              Employment Agreement effective as of
                         October 2, 1995 between United HealthCare
                         Corporation and Elliot Gerson               27

      10(c)              Employment Agreement effective as of
                         October 2, 1995 between United HealthCare
                         Corporation and Allen Wise.                 34

      11                 Statements Re Computation of Per            41
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial       42
                         Information

      27                 Financial Data Schedule

                                                                 EXHIBIT 10(a)

                           EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made as of the Effective Date between UHC Management Company, Inc. (the "Company") and James G. Carlson ("Executive").

                                 RECITALS:

     The Board of Directors of the Company (the "Board of Directors") recognizes that outstanding management of the Company is essential to advancing the best interests of the Company, its shareholders and its subsidiaries. The Company desires to employ Executive and Executive has agreed to be employed by the Company under the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the foregoing and the mutual undertakings contained in this Agreement, the parties agree as follows:

     1. Employment. The Company will employ Executive, and Executive accepts employment by the Company, for the period beginning on the date the proposed merger transaction between United HealthCare Corporation and The MetraHealth Companies ("Metra") closes ("Effective Date") and ending on December 31, 1998 (the "Employment Period"), according to the terms of this Agreement. This Agreement shall never be of any effect in the event the proposed merger transaction does not close.

     2.   Duties.

          (a) The Company and Executive agree that during the Employment Period Executive will have such authority and perform such executive duties as are commensurate with his position. Executive will support the Chief Executive Officer of the Company in carrying out his responsibilities as Chief Executive Officer.

          (b) Executive (i) will devote his knowledge, skill and best efforts on a full-time basis to performing his duties and obligations to the Company (with the exception of absences on account of illness or vacation in accordance with the Company's policies and civic and charitable commitments not involving a conflict with the Company's business), and (ii) will comply with the directions and orders of the Board of Directors and Chief Executive Officer of the Company with respect to the performance of his duties.

     3.   Compensation and Benefits.

          (a) During the Employment Period, the Company will pay to Executive the following salary and incentive awards for services rendered to the Company:

               (i) An annualized base salary of not less than $400,000. Executive's performance will be evaluated at least annually and annual increases in Executive's base salary will be considered based on Executive's performance.

               (ii) Executive shall be eligible to participate in the Company's management incentive compensation plan in accordance with the terms and conditions of that plan. Executive's management incentive plan target will be 100% of his base salary. For calendar year 1995 Executive shall be paid whatever incentive compensation he would have received under his employment agreement with Metra.

          (b) During the Employment Period, Executive will be eligible to participate in a similar manner as other senior executives of the Company in such employee benefit plans and programs as may be established and maintained by the Company for its senior management employees.

          (c) Executive shall be eligible to participate in the Company's stock option and stock grant plans in accordance with the terms and conditions of those plans.

     4.   Termination of Employment.

          (a) By the Company without Cause. If the Company terminates Executive's employment without Cause (as defined in paragraph (c) below) during the Employment Period, the Company will pay Executive severance pay as follows:

               (i) If the Company terminates Executive's employment without Cause, Executive will receive severance pay equal to one year of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the preceding year under the terms of the management incentive plan. The severance pay will be paid over a one year period in equal biweekly installments.

               (ii) The Company will continue coverage under the Company's group health plan for Executive and his eligible dependents for the period during which Executive is entitled to receive severance benefits pursuant to (i). Notwithstanding the foregoing, if the Company determines that giving such continued coverage could adversely affect the tax qualification or tax treatment of a benefit plan, or otherwise have adverse legal ramifications to the Company, the Company may reimburse Executive for the cost of COBRA coverage for himself and his eligible dependents, and if Executive's severance payments extend beyond the period of his COBRA coverage, pay Executive a lump sum cash amount that reasonably approximates the after-tax value to Executive of the balance of his continued coverage through the severance payment period, in lieu of giving credit and continued coverage.

               (iii) Any unvested stock options or grants awarded Executive shall continue to vest for a period of two years from the last day of Executive's employment, in accordance with those grants' or options' pre-established vesting schedule.

               (iv) For purposes of subparagraphs (i) and (ii), Executive's annual base salary will be calculated at the highest rate in effect for Executive at any time during the twelve month period preceding the time of his termination of employment, and Executive's management incentive payment will be calculated at a rate equal to the management incentive payment paid or payable to Executive for the fiscal year preceding his termination of employment.

          (b) By Executive for Good Reason. If Executive voluntarily terminates employment with the Company during the Employment Period for Good Reason (as defined in this subsection (b)), Executive will be entitled to receive the benefits described in subsection (a) for termination by the

Company without Cause. Subject to the provisions of this subsection (b), these benefits will be provided if Executive voluntarily terminates employment after (i) the Company reduces Executive's base salary from the level in effect during the preceding fiscal year, (ii) Executive is not in good faith considered for management incentive payments as described in Section 3
(a)(ii), (iii) the Company fails to provide benefits as required by Section 3
(b), (iv) the Company demotes Executive to a position that is not a senior management position of comparable scope and responsibility (other than on account of Executive's disability, as defined in Section 5 below) or (v) the Company relocates Executive's place of employment to a location more than 100 miles from Reston, Virginia. In order for this subsection (b) to be effective: (1) Executive must give written notice to the Company indicating that Executive intends to terminate employment under this section (b), (2) Executive's voluntary termination under this subsection must occur within 60 days after he has actual knowledge of an event described in clause (i), (ii),
(iii), (iv) or (v) above, or within 60 days after the last in a series of such events, and (3) the Company must have failed to remedy the event describe in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice. If the Company remedies the event described in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice, Executive may not terminate employment under this subsection (b) on account of the event specified in Executive's notice.

          (c)  By the Company for Cause or the Executive Without Good
Reason. If Executive's employment is terminated by the Company for Cause or if Executive voluntarily terminates employment without Good Reason, as described in subsection (b) above, this Agreement will immediately terminate. For purposes of this Agreement, the term "Cause" means (i) the repeated material failure or refusal of Executive to follow the reasonable directions of Company's Board of Directors or Executive's supervisor or to adequately perform any duties reasonably required by Company, (ii) material violations of Company's Code of Conduct or (iii) the commission of any criminal act or act of fraud or dishonesty by Executive in connection with Executive's employment by Company. In the event that Company terminates Executive's employment under subsection (i) of this Cause definition, Company shall specify in the notice of termination the basis for Cause. If the Cause described in the notice is cured to Company's reasonable satisfaction prior to the end of the 30 day notice period, the notice of termination of employment shall be withdrawn.

          (d) Notwithstanding the foregoing, the amount of severance benefits under this Agreement will be reduced by 80% of any compensation earned by Executive from another employer (including self-employment) if Executive is employed by another employer (including self-employment) during the period which Executive receives severance benefits.

          (e) The amounts under this Agreement will be paid in lieu of severance benefits under any severance plan or program maintained by the Company.

     5.   Disability or Death.

          (a) If Executive becomes disabled (as defined below) during the Employment Period while he is employed by the Company, Executive shall be entitled to receive continued base salary at the annual rate in effect on the date of his disability during the remaining Employment Period while he remains disabled, including a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's disability, plus any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. These payments shall be reduced by any amounts that Executive receives from

Company paid for disability insurance, his compensation from other employment, or from worker's compensation, Social Security or governmental programs relating to disability. Except as provided in this Section 5, all of the rights and benefits of Executive under this Agreement shall cease immediately upon the date of Executive's disability, except that Executive shall receive any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. The term "disability" means a condition, resulting from mental or physical incapacity, bodily injury or disease, that renders, and for a six consecutive month period has rendered, Executive unable to perform any and every duty pertaining to his employment with the Company. A return to work of less than 14 consecutive days will not be considered an interruption in Executive's six consecutive months of disability. Disability will be determined by the Company on the basis of medical evidence satisfactory to the Company.

          (b) If Executive dies during the Employment Period while he is employed by the Company, the Company will pay to the personal representative of Executive's estate Executive's base salary for the month in which his death occurs, plus a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's death, plus any management incentive payment remaining unpaid from any preceding year under the terms of the management incentive plan. Insofar as practicable, the prorated management incentive payment will be paid within 90 days after the end of the management incentive payment measuring period. Except for the foregoing payments, this Agreement terminates on the date of Executive's death.

          (c) Except as provided in (a) above, the foregoing benefits will be provided in addition to any death and other benefits provided under any Company benefit plan in which Executive participates.

     6. Confidential Information. Executive agrees that during and after the term of this Agreement Executive shall keep confidential all confidential information and trade secrets of the Company, or any subsidiaries or affiliates of the Company and shall not disclose such information to any person without the prior approval of the Company, or use such information for any purpose other than in the course of fulfilling his duties pursuant to this Agreement. Upon termination of this Agreement, Executive shall return any documents, records, data, books or materials of or pertaining to the Company or its subsidiaries or affiliates in his possession or control and any of his work papers in his possession or control containing confidential information or trade secrets. The Company acknowledges that Executive already has substantial experience and expertise in the health insurance and managed health care business, and use of that experience and expertise in other employment will not be deemed a violation of this Agreement.

     7.   Non-Competition.

          (a) Executive agrees that (i) until the expiration of the Employment Period under Section 1, and (ii) for a period of one year after the last day of Executive's employment if Executive's employment is terminated by the Company without Cause (as provided in Section 4(a)) or Executive voluntarily terminates his employment for Good Reason (as provided in Section 4(b)), Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area.

          (b) Executive agrees that if (i) Executive's employment is terminated by Company for Cause, (ii) Executive terminates his employment without Good Reason, or (iii) upon termination of this agreement at the end of the term, Company shall have the option of electing to pay Executive the periodic payments set forth in Section 4 (a) (i) for up to one year and that if Company so elects, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area for so long as Company is making those periodic payments to Executive.

          (c) Notwithstanding the foregoing, nothing in this Agreement shall prohibit or penalize the ownership by Executive of investments in shares of a competitive business that are registered under Section 12 of the Securities Exchange Act of 1934 and constitute, together with all such investments owned by any immediate family member of affiliate of, or person acting in concert with, Executive, less than 5% of the outstanding registered investments in such business. As used herein, the term "competitive business" means a business entity that markets health insurance, managed health care, health maintenance organizations, or the administration of health insurance programs, and the term "market area" means any state or possession in which the Company is engaged in business on the date of the Executive's termination of employment.

     8. Nonsolicitation. Executive agrees that (i) during the Employment Period, and (ii) for the longer of a one-year period after Executive's termination of employment for any reason, and any period with respect to which the Company is required to make payments pursuant to Section 4(a) or 4(b) or elects to make payments pursuant to Section 7(b), Executive will not (a) induce or attempt to induce, directly or indirectly, any of the Company's employees to terminate their employment with the Company nor (b) solicit the sale of any product or service that constitutes a competitive business to any entity which on the date of Executive's termination of employment was purchasing (or with which substantial negotiations were then in progress for the purchase of) the Company's services or products.

     9. Indemnification. The Company will pay all reasonable fees and expenses, if any, (including, without limitation, legal fees and expenses) that are incurred by Executive to enforce this Agreement and that result from an actual or threatened breach of this Agreement by the Company.

     10. Payment of Compensation and Taxes. All amounts payable under this Agreement (other than stock-related compensation, which will be paid according to the terms of the Company's stock incentive plan) will be paid in cash, subject to required income and payroll tax withholdings.

     11. Assignment. The rights and obligations of the Company under this Agreement will inure to the benefit of and will be binding upon the successors and assigns of the Company. If the Company is consolidated or merged with or into another corporation, or if another entity purchases all or substantially all of the Company's assets, the surviving or acquiring corporation will succeed to the Company's rights and obligations under this Agreement. Executive's rights under this Agreement may not be assigned or transferred in whole or in part, except that the personal representative of Executive's estate will receive any amounts payable under this Agreement after the death of Executive. The Company may arrange for one or more of its affiliates to act as the Company for purposes of administering and providing Executive's compensation and benefits under this Agreement.

     12. Rights Under the Agreement. The right to receive benefits under this Agreement will not give Executive any proprietary interest in the Company or any of its assets. Benefits under the Agreement will be payable from the general assets of the Company, and there will be no required funding of amounts that may become payable under the Agreement. Executive will for all purposes be a general creditor of the Company. The interest of Executive under the Agreement cannot be assigned, anticipated, sold, encumbered or pledged and will not be subject to the claims of Executive's creditors. The foregoing provisions of this Section 12 shall not apply to the extent (if any) that they conflict with the rights of the Executive under the stock option plans referred to in Section 3(c).

     13. Entire Agreement. This Agreement constitutes the entire agreement and understanding between the Company and Executive with respect to the matters referred to herein and supersedes all prior agreements and understandings between Executive and the Company or any affiliate of the Company, including Metra, with respect to the employment of Executive after the Effective Date and any other matters referred to herein.

     14. Notice. Any written notice required to be given by one party to the other party hereunder shall be deemed effective if mailed by registered mail:

     To the Company c/o:

          UHC Management Company, Inc.
          9900 Bren Rd E
          Minnetonka, MN 55343

          Attention: Vice President Human Resources with a copy to: General Counsel

     To Executive at:

          1763 Brookside Lane
          Vienna, Virginia 22182


or such other address as may be stated in notice given under this Section 14.

     15. Dispute Resolution and Remedies. Any dispute arising between the parties relating to this Agreement or to Executive's employment by Company shall be resolved by binding arbitration pursuant to the Rules of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date one party first gave written notice of the dispute to the other party. The arbitrators shall interpret and construe this Agreement pursuant to controlling law but may not in any case award any punitive or exemplary damages. The parties acknowledge that Executive's failure to comply with the Confidentiality, Nonsolicitation and Non-Competition provisions of this Agreement will cause immediate and irreparable injury to Company and that therefore the arbitrators, or a court of competent jurisdiction if an arbitration panel cannot be immediately convened, will be empowered to provide injunctive relief, including temporary or preliminary relief, to restrain any such failure to comply.

     16. Miscellaneous. To the extent not governed by federal law, this Agreement will be construed in accordance with the laws of the State of Minnesota, without reference to its conflict of law rules. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and the writing is signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect. This Agreement may be executed in one or more counterparts, all of which will be considered one and the same agreement.

          WITNESS the following signatures.

                              UHC Management Company, Inc.


Dated     6/25/95                       By:  /s/ Kevin H. Roche

                              Executive

Dated     6/25/95                            /s/ James G. Carlson

                                                               EXHIBIT 10(b)

                           EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made as of the Effective Date between UHC Management Company, Inc. (the "Company") and Elliot Gerson ("Executive").

                                 RECITALS:

     The Board of Directors of the Company (the "Board of Directors") recognizes that outstanding management of the Company is essential to advancing the best interests of the Company, its shareholders and its subsidiaries. The Company desires to employ Executive and Executive has agreed to be employed by the Company under the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the foregoing and the mutual undertakings contained in this Agreement, the parties agree as follows:

     1. Employment. The Company will employ Executive, and Executive accepts employment by the Company, for the period beginning on the date the proposed merger transaction between United HealthCare Corporation and The MetraHealth Companies ("Metra") closes ("Effective Date") and ending on December 31, 1998 (the "Employment Period"), according to the terms of this Agreement. This Agreement shall never be of any effect in the event the proposed merger transaction does not close.

     2.   Duties.

          (a) The Company and Executive agree that during the Employment Period Executive will have such authority and perform such executive duties as are commensurate with his position. Executive will support the Chief Executive Officer of the Company in carrying out his responsibilities as Chief Executive Officer.

          (b) Executive (i) will devote his knowledge, skill and best efforts on a full-time basis to performing his duties and obligations to the Company (with the exception of absences on account of illness or vacation in accordance with the Company's policies and civic and charitable commitments not involving a conflict with the Company's business), and (ii) will comply with the directions and orders of the Board of Directors and Chief Executive Officer of the Company with respect to the performance of his duties.

     3.   Compensation and Benefits.

          (a) During the Employment Period, the Company will pay to Executive the following salary and incentive awards for services rendered to the Company:

               (i) An annualized base salary of not less than $400,000. Executive's performance will be evaluated at least annually and annual increases in Executive's base salary will be considered based on Executive's performance.

               (ii) Executive shall be eligible to participate in the Company's management incentive compensation plan in accordance with the terms and conditions of that plan. Executive's management incentive plan target will be 100% of his base salary. For calendar year 1995 Executive shall be paid whatever incentive compensation he would have received under his employment agreement with Metra.

          (b) During the Employment Period, Executive will be eligible to participate in a similar manner as other senior executives of the Company in such employee benefit plans and programs as may be established and maintained by the Company for its senior management employees.

          (c) Executive shall be eligible to participate in the Company's stock option and stock grant plans in accordance with the terms and conditions of those plans.

     4.   Termination of Employment.

          (a) By the Company without Cause. If the Company terminates Executive's employment without Cause (as defined in paragraph (c) below) during the Employment Period, the Company will pay Executive severance pay as follows:

               (i) (A) If the Company terminates Executive's employment without Cause on or before January 1, 1997, Executive will receive severance pay equal to two years of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the preceding year under the terms of the management incentive plan. The severance pay will be paid over a two year period in equal biweekly installments.

                    (B) If the Company terminates Executive's employment without Cause after January, 1, 1997, Executive will receive severance pay equal to one year of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the proceeding year under the terms of the management incentive plan. The severance pay will be paid over a one year period in equal biweekly installments.

               (ii) The Company will continue coverage under the Company's group health plan for Executive and his eligible dependents for the period during which Executive is entitled to receive severance benefits pursuant to (i). Notwithstanding the foregoing, if the Company determines that giving such continued coverage could adversely affect the tax qualification or tax treatment of a benefit plan, or otherwise have adverse legal ramifications to the Company, the Company may reimburse Executive for the cost of COBRA coverage for himself and his eligible dependents, and if Executive's severance payments extend beyond the period of his COBRA coverage, pay Executive a lump sum cash amount that reasonably approximates the after-tax value to Executive of the balance of his continued coverage through the severance payment period, in lieu of giving credit and continued coverage.

               (iii) Any unvested stock options or grants awarded Executive shall continue to vest for a period of two years from the last day of Executive's employment, in accordance with those grants' or options' pre-established vesting schedule.

               (iv) For purposes of subparagraphs (i) and (ii), Executive's annual base salary will be calculated at the highest rate in effect for Executive at any time during the twelve month period preceding the time of his termination of employment, and Executive's management incentive payment will be calculated at a rate equal to the management incentive payment paid or payable to Executive for the fiscal year preceding his termination of employment.

          (b) By Executive for Good Reason. If Executive voluntarily terminates employment with the Company during the Employment Period for Good Reason (as defined in this subsection (b)), Executive will be entitled to receive the benefits described in subsection (a) for termination by the Company without Cause. Subject to the provisions of this subsection (b), these benefits will be provided if Executive voluntarily terminates employment after (i) the Company reduces Executive's base salary from the level in effect during the preceding fiscal year, (ii) Executive is not in good faith considered for management incentive payments as described in Section 3
(a)(ii), (iii) the Company fails to provide benefits as required by Section 3
(b), (iv) the Company demotes Executive to a position that is not a senior management position of comparable scope and responsibility (other than on account of Executive's disability, as defined in Section 5 below) or (v) the Company relocates Executive's place of employment to a location more than 100 miles from Reston, Virginia. In order for this subsection (b) to be effective: (1) Executive must give written notice to the Company indicating that Executive intends to terminate employment under this section (b), (2) Executive's voluntary termination under this subsection must occur within 60 days after he has actual knowledge of an event described in clause (i), (ii),
(iii), (iv) or (v) above, or within 60 days after the last in a series of such events, and (3) the Company must have failed to remedy the event describe in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice. If the Company remedies the event described in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice, Executive may not terminate employment under this subsection (b) on account of the event specified in Executive's notice.

          (c)  By the Company for Cause or the Executive Without Good
Reason. If Executive's employment is terminated by the Company for Cause or if Executive voluntarily terminates employment without Good Reason, as described in subsection (b) above, this Agreement will immediately terminate. For purposes of this Agreement, the term "Cause" means (i) the repeated material failure or refusal of Executive to follow the reasonable directions of Company's Board of Directors or Executive's supervisor or to adequately perform any duties reasonably required by Company, (ii) material violations of Company's Code of Conduct or (iii) the commission of any criminal act or act of fraud or dishonesty by Executive in connection with Executive's employment by Company. In the event that Company terminates Executive's employment under subsection (i) of this Cause definition, Company shall specify in the notice of termination the basis for Cause. If the Cause described in the notice is cured to Company's reasonable satisfaction prior to the end of the 30 day notice period, the notice of termination of employment shall be withdrawn.

          (d) Notwithstanding the foregoing, the amount of severance benefits under this Agreement will be reduced by 80% of any compensation earned by Executive from another employer (including self-employment) if Executive is employed by another employer (including self-employment) during the period which Executive receives severance benefits.

          (e) The amounts under this Agreement will be paid in lieu of severance benefits under any severance plan or program maintained by the Company.

     5.   Disability or Death.

          (a) If Executive becomes disabled (as defined below) during the Employment Period while he is employed by the Company, Executive shall be entitled to receive continued base salary at the annual rate in effect on the date of his disability during the remaining Employment Period while he remains disabled, including a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's disability, plus any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. These payments shall be reduced by any amounts that Executive receives from Company paid for disability insurance, his compensation from other employment, or from worker's compensation, Social Security or governmental programs relating to disability. Except as provided in this Section 5, all or the rights and benefits of Executive under this Agreement shall cease immediately upon the date of Executive's disability, except that Executive shall receive any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. The term "disability" means a condition, resulting from mental or physical incapacity, bodily injury or disease, that renders, and for a six consecutive month period has rendered, Executive unable to perform any and every duty pertaining to his employment with the Company. A return to work of less than 14 consecutive days will not be considered an interruption in Executive's six consecutive months of disability. Disability will be determined by the Company on the basis of medical evidence satisfactory to the Company.

          (b) If Executive dies during the Employment Period while he is employed by the Company, the Company will pay to the personal representative of Executive's estate Executive's base salary for the month in which his death occurs, plus a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's death, plus any management incentive payment remaining unpaid from any preceding year under the terms of the management incentive plan. Insofar as practicable, the prorated management incentive payment will be paid within 90 days after the end of the management incentive payment measuring period. Except for the foregoing payments, this Agreement terminates on the date of Executive's death.

          (c) Except as provided in (a) above, the foregoing benefits will be provided in addition to any death and other benefits provided under any Company benefit plan in which Executive participates.

     6. Confidential Information. Executive agrees that during and after the term of this Agreement Executive shall keep confidential all confidential information and trade secrets of the Company, or any subsidiaries or affiliates of the Company and shall not disclose such information to any person without the prior approval of the Company, or use such information for any purpose other than in the course of fulfilling his duties pursuant to this Agreement. Upon termination of this Agreement, Executive shall return any documents, records, data, books or materials of or pertaining to the Company or its subsidiaries or affiliates in his possession or control and any of his work papers in his possession or control containing confidential information or trade secrets. The Company acknowledges that Executive already has substantial experience and expertise in the health insurance and managed health care business, and use of that experience and expertise in other employment will not be deemed a violation of this Agreement.

     7.   Non-Competition.

          (a) Executive agrees that (i) until the expiration of the Employment Period under Section 1, and (ii) for a period of two years after the last day of Executive's employment if Executive's employment is terminated by the Company without Cause (as provided in Section 4(a)) or Executive voluntarily terminates his employment for Good Reason (as provided in Section 4(b)), in either case on or before January 1, 1997, or for a period of one year if the termination occurs after January 1, 1997, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area.

          (b) Executive agrees that if (i) Executive's employment is terminated by Company for Cause, (ii) Executive terminates his employment without Good Reason, or (iii) upon termination of this agreement at the end of the term, Company shall have the option of electing to pay Executive the periodic payments set forth in Section 4 (a) (i) for up to one year and that if Company so elects, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area for so long as Company is making those periodic payments to Executive.

          (c) Notwithstanding the foregoing, nothing in this Agreement shall prohibit or penalize the ownership by Executive of investments in shares of a competitive business that are registered under Section 12 of the Securities Exchange Act of 1934 and constitute, together with all such investments owned by any immediate family member of affiliate of, or person acting in concert with, Executive, less than 5% of the outstanding registered investments in such business. As used herein, the term "competitive business" means a business entity that markets health insurance, managed health care, health maintenance organizations, or the administration of health insurance programs, and the term "market area" means any state or possession in which the Company is engaged in business on the date of the Executive's termination of employment.

     8. Nonsolicitation. Executive agrees that (i) during the Employment Period, and (ii) for the longer of a one-year period after Executive's termination of employment for any reason, and any period with respect to which the Company is required to make payments pursuant to Section 4(a) or 4(b) or elects to make payments pursuant to Section 7(b), Executive will not (a) induce or attempt to induce, directly or indirectly, any of the Company's employees to terminate their employment with the Company nor (b) solicit the sale of any product or service that constitutes a competitive business to any entity which on the date of Executive's termination of employment was purchasing (or with which substantial negotiations were then in progress for the purchase of) the Company's services or products.

     9. Indemnification. The Company will pay all reasonable fees and expenses, if any, (including, without limitation, legal fees and expenses) that are incurred by Executive to enforce this Agreement and that result from an actual or threatened breach of this Agreement by the Company.

     10. Payment of Compensation and Taxes. All amounts payable under this Agreement (other than stock-related compensation, which will be paid according to the terms of the Company's stock incentive plan) will be paid in cash, subject to required income and payroll tax withholdings.

     11. Assignment. The rights and obligations of the Company under this Agreement will inure to the benefit of and will be binding upon the successors and assigns of the Company. If the Company is consolidated or merged with or into another corporation, or if another entity purchases all or substantially all of the Company's assets, the surviving or acquiring corporation will succeed to the Company's rights and obligations under this Agreement. Executive's rights under this Agreement may not be assigned or transferred in whole or in part, except that the personal representative of Executive's estate will receive any amounts payable under this Agreement after the death of Executive. The Company may arrange for one or more of its affiliates to act as the Company for purposes of administering and providing Executive's compensation and benefits under this Agreement.

     12. Rights Under the Agreement. The right to receive benefits under this Agreement will not give Executive any proprietary interest in the Company or any of its assets. Benefits under the Agreement will be payable from the general assets of the Company, and there will be no required funding of amounts that may become payable under the Agreement. Executive will for all purposes be a general creditor of the Company. The interest of Executive under the Agreement cannot be assigned, anticipated, sold, encumbered or pledged and will not be subject to the claims of Executive's creditors. The foregoing provisions of this Section 12 shall not apply to the extent (if any) that they conflict with the rights of the Executive under the stock option plans referred to in Section 3(c).

     13. Entire Agreement. This Agreement constitutes the entire agreement and understanding between the Company and Executive with respect to the matters referred to herein and supersedes all prior agreements and understandings between Executive and the Company or any affiliate of the Company, including Metra, with respect to the employment of Executive after the Effective Date and any other matters referred to herein.

     14. Notice. Any written notice required to be given by one party to the other party hereunder shall be deemed effective if mailed by registered mail:

     To the Company c/o:

          UHC Management Company, Inc.
          9900 Bren Rd E
          Minnetonka, MN 55343

          Attention: Vice President Human Resources with a copy to: General Counsel

     To Executive at:

          480 River Bend Road
          Great Falls, Virginia 22066

or such other address as may be stated in notice given under this Section 14.

     15. Dispute Resolution and Remedies. Any dispute arising between the parties relating to this Agreement or to Executive's employment by Company shall be resolved by binding arbitration pursuant to the Rules of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date one party first gave written notice of the dispute to the other party. The arbitrators shall interpret and construe this Agreement pursuant to controlling law but may not in any case award any punitive or exemplary damages. The parties acknowledge that Executive's failure to comply with the Confidentiality, Nonsolicitation and Non-Competition provisions of this Agreement will cause immediate and irreparable injury to Company and that therefore the arbitrators, or a court of competent jurisdiction if an arbitration panel cannot be immediately convened, will be empowered to provide injunctive relief, including temporary or preliminary relief, to restrain any such failure to comply.

     16. Miscellaneous. To the extent not governed by federal law, this Agreement will be construed in accordance with the laws of the State of Minnesota, without reference to its conflict of law rules. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and the writing is signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect. This Agreement may be executed in one or more counterparts, all of which will be considered one and the same agreement.


          WITNESS the following signatures.

                              UHC Management Company, Inc.


Dated          6/25/95                  By:  /s/ Kevin H. Roche

                              Executive

Dated          6/25/95                       /s/ Elliot Gerson

                                                                 EXHIBIT 10(c)

                           EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made as of the Effective Date between UHC Management Company, Inc. (the "Company") and Allen F. Wise ("Executive").

                                 RECITALS:

     The Board of Directors of the Company (the "Board of Directors") recognizes that outstanding management of the Company is essential to advancing the best interests of the Company, its shareholders and its subsidiaries. The Company desires to employ Executive and Executive has agreed to be employed by the Company under the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the foregoing and the mutual undertakings contained in this Agreement, the parties agree as follows:

     1. Employment. The Company will employ Executive, and Executive accepts employment by the Company, for the period beginning on the date the proposed merger transaction between United HealthCare Corporation and The MetraHealth Companies ("Metra") closes ("Effective Date") and ending on December 31, 1998 (the "Employment Period"), according to the terms of this Agreement. This Agreement shall never be of any effect in the event the proposed merger transaction does not close.

     2.   Duties.

          (a) The Company and Executive agree that during the Employment Period Executive will have such authority and perform such executive duties as are commensurate with his position. Executive will support the Chief Executive Officer of the Company in carrying out his responsibilities as Chief Executive Officer. As of the Closing Executive's responsibilities will include information services, claims, administration, facilities and services and human resources. Executive will report to either the Chief Executive Officer of Chief Operating Officer of the Company.

          (b) Executive (i) will devote his knowledge, skill and best efforts on a full-time basis to performing his duties and obligations to the Company (with the exception of absences on account of illness or vacation in accordance with the Company's policies and civic and charitable commitments not involving a conflict with the Company's business), and (ii) will comply with the directions and orders of the Board of Directors and Chief Executive Officer of the Company with respect to the performance of his duties.

     3.   Compensation and Benefits.

          (a) During the Employment Period, the Company will pay to Executive the following salary and incentive awards for services rendered to the Company:

               (i) An annualized base salary of not less than $450,000. Executive's performance will be evaluated at least annually and annual increases in Executive's base salary will be considered based on Executive's performance.

               (ii) Executive shall be eligible to participate in the Company's management incentive compensation plan in accordance
          with the terms and conditions of that plan.   Executive's
          management incentive plan target will be 100% of his base salary. For calendar year 1995 Executive shall be paid whatever incentive compensation he would have received under his employment agreement with Metra.

          (b) During the Employment Period, Executive will be eligible to participate in a similar manner as other senior executives of the Company in such employee benefit plans and programs as may be established and maintained by the Company for its senior management employees.

          (c) Executive shall be eligible to participate in the Company's stock option and stock grant plans in accordance with the terms and conditions of those plans.

          (d) On the Effective Date Executive will receive a special bonus of $900,000. If Executive has not resigned his employment within six months after the Effective Date, on the date six months after the Effective Date Executive shall receive an additional special bonus of $900,000.

     4.   Termination of Employment.

          (a) By the Company without Cause. If the Company terminates Executive's employment without Cause (as defined in paragraph (c) below) during the Employment Period, the Company will pay Executive severance pay as follows:

               (i) (A) If the Company terminates Executive's employment without Cause on or before November 7, 1996, Executive will receive severance pay equal to two years of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the preceding year under the terms of the management incentive plan. The severance pay will be paid over a two year period in equal biweekly installments.

                    (B) If the Company terminates Executive's employment without Cause after November 7, 1996, Executive will receive severance pay equal to one year of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the proceeding year under the terms of the management incentive plan. The severance pay will be paid over a one year period in equal biweekly installments.

               (ii) The Company will continue coverage under the Company's group health plan for Executive and his eligible dependents for the period during which Executive is entitled to receive severance benefits pursuant to (i). Notwithstanding the foregoing, if the Company determines that giving such continued coverage could adversely affect the tax qualification or tax treatment of a benefit plan, or otherwise have adverse legal ramifications to the Company, the Company may reimburse Executive for the cost of COBRA coverage for himself and his eligible dependents, and if Executive's severance payments extend beyond the period of his COBRA coverage, pay Executive a lump sum cash amount that reasonably approximates the after-tax value to Executive of the balance of his continued coverage through the severance payment period, in lieu of giving credit and continued coverage.

               (iii) Any unvested stock options or grants awarded Executive shall continue to vest for a period of two years from the last day of Executive's employment, in accordance with those grants' or options' pre-established vesting schedule.

               (iv) For purposes of subparagraphs (i) and (ii), Executive's annual base salary will be calculated at the highest rate in effect for Executive at any time during the twelve month period preceding the time of his termination of employment, and Executive's management incentive payment will be calculated at a rate equal to the management incentive payment paid or payable to Executive for the fiscal year preceding his termination of employment.

          (b) By Executive for Good Reason. If Executive voluntarily terminates employment with the Company during the Employment Period for Good Reason (as defined in this subsection (b)), Executive will be entitled to receive the benefits described in subsection (a) for termination by the Company without Cause. Subject to the provisions of this subsection (b), these benefits will be provided if Executive voluntarily terminates employment after (i) the Company reduces Executive's base salary from the level in effect during the preceding fiscal year, (ii) Executive is not in good faith considered for management incentive payments as described in Section 3
(a)(ii), (iii) the Company fails to provide benefits as required by Section 3
(b), (iv) the Company demotes Executive to a position that does not include the responsibilities and reporting relationship described in Section 2(a) (other than on account of Executive's disability, as defined in Section 5 below) or (v) the Company relocates Executive's place of employment to a location more than 100 miles from Reston, Virginia. In order for this subsection (b) to be effective: (1) Executive must give written notice to the Company indicating that Executive intends to terminate employment under this section (b), (2) Executive's voluntary termination under this subsection must occur within 60 days after he has actual knowledge of an event described in clause (i), (ii), (iii), (iv) or (v) above, or within 60 days after the last in a series of such events, and (3) the Company must have failed to remedy the event describe in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice. If the Company remedies the event described in clause (i), (ii), (iii), (iv) or (v), as the case may be, within 30 days after receiving Executive's written notice, Executive may not terminate employment under this subsection (b) on account of the event specified in Executive's notice.

          (c)  By the Company for Cause or the Executive Without Good
Reason. If Executive's employment is terminated by the Company for Cause or if Executive voluntarily terminates employment without Good Reason, as described in subsection (b) above, this Agreement will immediately terminate. For purposes of this Agreement, the term "Cause" means (i) the repeated material failure or refusal of Executive to follow the reasonable directions of Company's Board of Directors or Executive's supervisor or to adequately perform any duties reasonably required by Company and consistent with Executive's position, (ii) material violations of Company's Code of Conduct or
(iii) the commission of any criminal act or act of fraud or dishonesty by Executive in connection with Executive's employment by Company. In the event that Company terminates Executive's employment under subsection (i) of this Cause definition, Company shall specify in the notice of termination the basis for Cause. If the Cause described in the notice is cured to Company's reasonable satisfaction prior to the end of the 30 day notice period, the notice of termination of employment shall be withdrawn.

          (d) Notwithstanding the foregoing, the amount of severance benefits under this Agreement will be reduced by 80% of any compensation earned by Executive from another employer (including self-employment) if Executive is employed by another employer (including self-employment) during the period which Executive receives severance benefits.

          (e) The amounts under this Agreement will be paid in lieu of severance benefits under any severance plan or program maintained by the Company.

     5.   Disability or Death.

          (a) If Executive becomes disabled (as defined below) during the Employment Period while he is employed by the Company, Executive shall be entitled to receive continued base salary at the annual rate in effect on the date of his disability during the remaining Employment Period while he remains disabled, including a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's disability, plus any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. These payments shall be reduced by any amounts that Executive receives from Company paid for disability insurance, his compensation from other employment, or from worker's compensation, Social Security or governmental programs relating to disability. Except as provided in this Section 5, all of the rights and benefits of Executive under this Agreement shall cease immediately upon the date of Executive's disability, except that Executive shall receive any management incentive payment remaining unpaid from the preceding year under the terms of the management incentive plan. The term "disability" means a condition, resulting from mental or physical incapacity, bodily injury or disease, that renders, and for a six consecutive month period has rendered, Executive unable to perform any and every duty pertaining to his employment with the Company. A return to work of less than 14 consecutive days will not be considered an interruption in Executive's six consecutive months of disability. Disability will be determined by the Company on the basis of medical evidence satisfactory to the Company.

          (b) If Executive dies during the Employment Period while he is employed by the Company, the Company will pay to the personal representative of Executive's estate Executive's base salary for the month in which his death occurs, plus a prorated management incentive payment for the fraction of the management incentive payment measuring period ending on the date of Executive's death, plus any management incentive payment remaining unpaid from any preceding year under the terms of the management incentive plan. Insofar as practicable, the prorated management incentive payment will be paid within 90 days after the end of the management incentive payment measuring period. Except for the foregoing payments, this Agreement terminates on the date of Executive's death.

          (c) Except as provided in (a) above, the foregoing benefits will be provided in addition to any death and other benefits provided under any Company benefit plan in which Executive participates.

     6. Confidential Information. Executive agrees that during and after the term of this Agreement Executive shall keep confidential all confidential information and trade secrets of the Company, or any subsidiaries or affiliates of the Company and shall not disclose such information to any person without the prior approval of the Company, or use such information for any purpose other than in the course of fulfilling his duties pursuant to this Agreement. Upon termination of this Agreement, Executive shall return any documents, records, data, books or materials of or pertaining to the Company or its subsidiaries or affiliates in his possession or control and any of his work papers in his possession or control containing confidential information or trade secrets. The Company acknowledges that Executive already has substantial experience and expertise in the health insurance and managed health care business, and use of that experience and expertise in other employment will not be deemed a violation of this Agreement.

     7.   Non-Competition.

          (a) Executive agrees that (i) until the expiration of the Employment Period under Section 1, and (ii) for a period of two years after the last day of Executive's employment if Executive's employment is terminated by the Company without Cause (as provided in Section 4(a)) or Executive voluntarily terminates his employment for Good Reason (as provided in Section 4(b)), in either case, on or before November 7, 1996, or for a period of one year if the termination occurs after November 7, 1996, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area.

          (b) Executive agrees that if (i) Executive's employment is terminated by Company for Cause, (ii) Executive terminates his employment without Good Reason, or (iii) upon termination of this agreement at the end of the term, Company shall have the option of electing to pay Executive the periodic payments set forth in Section 4 (a) (i) for up to one year and that if Company so elects, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area for so long as Company is making those periodic payments to Executive.

          (c) Notwithstanding the foregoing, nothing in this Agreement shall prohibit or penalize the ownership by Executive of investments in shares of a competitive business that are registered under Section 12 of the Securities Exchange Act of 1934 and constitute, together with all such investments owned by any immediate family member of affiliate of, or person acting in concert with, Executive, less than 5% of the outstanding registered investments in such business. As used herein, the term "competitive business" means a business entity that markets health insurance, managed health care, health maintenance organizations, or the administration of health insurance programs, and the term "market area" means any state or possession in which the Company is engaged in business on the date of the Executive's termination of employment.

     8. Nonsolicitation. Executive agrees that (i) during the Employment Period, and (ii) for the longer of a one-year period after Executive's termination of employment for any reason, and any period with respect to which the Company is required to make payments pursuant to Section 4(a) or 4(b) or elects to make payments pursuant to Section 7(b), Executive will not (a) induce or attempt to induce, directly or indirectly, any of the Company's employees to terminate their employment with the Company nor (b) solicit the sale of any product or service that constitutes a competitive business to any entity which on the date of Executive's termination of employment was purchasing (or with which substantial negotiations were then in progress for the purchase of) the Company's services or products.

     9. Indemnification. The Company will pay all reasonable fees and expenses, if any, (including, without limitation, legal fees and expenses) that are incurred by Executive to enforce this Agreement and that result from an actual or threatened breach of this Agreement by the Company.

     10. Payment of Compensation and Taxes. All amounts payable under this Agreement (other than stock-related compensation, which will be paid according to the terms of the Company's stock incentive plan) will be paid in cash, subject to required income and payroll tax withholdings.

     11. Assignment. The rights and obligations of the Company under this Agreement will inure to the benefit of and will be binding upon the successors and assigns of the Company. If the Company is consolidated or merged with or into another corporation, or if another entity purchases all or substantially all of the Company's assets, the surviving or acquiring corporation will succeed to the Company's rights and obligations under this Agreement. Executive's rights under this Agreement may not be assigned or transferred in whole or in part, except that the personal representative of Executive's estate will receive any amounts payable under this Agreement after the death of Executive. The Company may arrange for one or more of its affiliates to act as the Company for purposes of administering and providing Executive's compensation and benefits under this Agreement.

     12. Rights Under the Agreement. The right to receive benefits under this Agreement will not give Executive any proprietary interest in the Company or any of its assets. Benefits under the Agreement will be payable from the general assets of the Company, and there will be no required funding of amounts that may become payable under the Agreement. Executive will for all purposes be a general creditor of the Company. The interest of Executive under the Agreement cannot be assigned, anticipated, sold, encumbered or pledged and will not be subject to the claims of Executive's creditors. The foregoing provisions of this Section 12 shall not apply to the extent (if any) that they conflict with the rights of the Executive under the stock option plans referred to in Section 3(c).

     13. Entire Agreement. This Agreement constitutes the entire agreement and understanding between the Company and Executive with respect to the matters referred to herein and supersedes all prior agreements and understandings between Executive and the Company or any affiliate of the Company, including Metra, with respect to the employment of Executive after the Effective Date and any other matters referred to herein.

     14. Notice. Any written notice required to be given by one party to the other party hereunder shall be deemed effective if mailed by registered mail:

     To the Company c/o:

          UHC Management Company, Inc.
          9900 Bren Rd E
          Minnetonka, MN 55343

          Attention: Vice President Human Resources with a copy to: General Counsel

     To Executive at:

          2841 Furlong Road
          Doylestown, Pennsylvania 18901

or such other address as may be stated in notice given under this Section 14.

     15. Dispute Resolution and Remedies. Any dispute arising between the parties relating to this Agreement or to Executive's employment by Company shall be resolved by binding arbitration pursuant to the Rules of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date one party first gave written notice of the dispute to the other party. The arbitrators shall interpret and construe this Agreement pursuant to controlling law but may not in any case award any punitive or exemplary damages. The parties acknowledge that Executive's failure to comply with the Confidentiality, Nonsolicitation and Non-Competition provisions of this Agreement will cause immediate and irreparable injury to Company and that therefore the arbitrators, or a court of competent jurisdiction if an arbitration panel cannot be immediately convened, will be empowered to provide injunctive relief, including temporary or preliminary relief, to restrain any such failure to comply.

     16. Miscellaneous. To the extent not governed by federal law, this Agreement will be construed in accordance with the laws of the State of Minnesota, without reference to its conflict of law rules. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and the writing is signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect. This Agreement may be executed in one or more counterparts, all of which will be considered one and the same agreement.


          WITNESS the following signatures.

                              UHC Management Company, Inc.


Dated     6/25/95                       By:  /s/ Kevin H. Roche

                              Executive

Dated     6/25/95                            /s/ Allen F. Wise

                                                                    EXHIBIT 11


                                UNITED HEALTHCARE CORPORATION
                       STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                            (in thousands, except per share data)
                                       (Unaudited)


                                             Three                         Nine
                                    Months Ended September 30,  Months Ended September 30,
                                       1995          1994            1995       1994

NET EARNINGS BEFORE
 EXTRAORDINARY GAIN                 $  93,670     $   80,842      $ 272,981  $  203,896<F1>

EXTRAORDINARY GAIN ON SALE OF
 SUBSIDIARY                                --             --             --   1,377,075

NET EARNINGS                        $  93,670     $   80,842      $ 272,981  $1,580,971

Weighted average number of
common shares outstanding             173,606        171,416        173,255     170,892

Additional equivalent shares
issuable from assumed exercise
of common stock options
and warrants                            3,464          4,622          3,360       4,609

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             177,070        176,038        176,615     175,501

NET EARNINGS PER SHARE
BEFORE EXTRAORDINARY GAIN           $    0.53     $     0.46      $    1.55  $     1.16<F1>

EXTRAORDINARY GAIN PER SHARE               --             --             --        7.85

NET EARNINGS PER SHARE              $    0.53     $     0.46      $    1.55  $     9.01

<F1>  Excluding the effects of the Ramsay and Complete Health merger costs, net earnings of
$226,179 and net earnings per share before extraordinary gain of $1.29 would have been reported for the nine month period ended September 30, 1994.

                                                                    EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



November 2, 1995



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-21813, 33-27208, 33-30869, 33-35365, 33-39060, 33-45263, 33-
50282, 33-65994, 33-67918, 33-68158, 33-68300, 33-75846, 33-79632, 33-79634,
33-79636, 33-79638, 33-59083, 33-59623, 33-63885 its Form 10-Q for the quarter ended September 30, 1995, which includes our report dated November 2, 1995, covering the unaudited interim condensed consolidated financial information contained herein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


                                  Very truly yours,

                               /s/Arthur Andersen LLP