Form 10-K405
period 1995-12-31
UNITED HEALTHCARE CORP
filed 1996-04-01
CIK 731766

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission file number: 0-13253
                        -------

                         UNITED HEALTHCARE CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)

           MINNESOTA                                             41-1321939
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            300 OPUS CENTER
          9900 BREN ROAD EAST
         MINNETONKA, MINNESOTA                                      55343
- ----------------------------------------                     -------------------
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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1996, was approximately $9,519,185,876* (based on the last reported sale price of $63.50 per share on March 11, 1996, on the New York Stock Exchange).

As of March 11, 1996, 175,520,725 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 8, 1996. Certain information therein is incorporated by reference into
Part III hereof.


- ----------
*Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities filing Schedules 13G and received by the Company have been excluded in determining this number.

                                    PART I

                               ITEM 1.  BUSINESS
                               -----------------

     United HealthCare Corporation(SM) is a national leader in offering health care coverage and related services through a broad continuum of products and services. United served over 40 million covered lives at December 31, 1995. United's products and services utilize a number of core capabilities, including medical information management, health care delivery management, health benefit administration, risk assessment and pricing, health benefit design and provider contracting and risk sharing. With these capabilities, United is able to provide comprehensive managed care services, such as health maintenance organization ("HMO"), insurance and self-funded health care coverage products, as well as unbundled health care management and cost containment products such as mental health and substance abuse services, utilization review services, specialized provider networks and employee assistance programs. As part of its ongoing acquisition program, United acquired The MetraHealth Companies, Inc. ("MetraHealth") on October 2, 1995. MetraHealth is a managed health care coverage company and health insurer with over ten million covered lives at the time of the acquisition. As a result of the MetraHealth acquisition, United increased the geographic and product scope of its health care coverage business and now has relationships with many of the country's largest companies.

     United HealthCare Corporation is a Minnesota corporation, incorporated in January 1977. Unless the context otherwise requires, the terms "United", "United HealthCare" or the "Company" refer to United HealthCare Corporation and its subsidiaries. United's executive offices are located at 300 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (612) 936-1300.


HEALTH PLANS, INSURANCE AND RELATED OPERATIONS

     Health Plans. As of December 31, 1995, United had a majority ownership interest in health plans in 24 states and Puerto Rico. With respect to these owned health plan operations, United assumes the risk for health care and administrative costs in return for the premium revenue it receives. United's owned health plans are usually licensed as HMOs or insurers and provide comprehensive health care coverage for a fixed fee or premium that usually does not vary with the extent of medical services received by the member. In addition, these health plans enter into contractual arrangements with independent providers of health care services to help manage medical and hospital utilization, quality and costs. A few of the health plans employ health care providers and directly deliver health care services to members. These plans achieve cost-effective delivery of health care services by assuring appropriate use of health care services, emphasizing preventive health services and encouraging the reduction of unnecessary hospitalization and other medical services. United also provides administrative and other management services to a few health plans in which United has no ownership interest. With respect to these managed health plan operations, United receives an administrative fee for providing its services and generally assumes no responsibility for health care costs.

     Health Plan Point-of-Service Products.   Point-of-service plans are one of
United's most popular and fastest growing health plan coverage options. Unlike traditional closed-panel HMO products, which cover non-emergency services only when rendered by contracted providers, the point-of-service plans also provide coverage, usually at a lower level, for services received from non-contracting providers. This out-of-network coverage is sometimes offered directly by the health plan, but more often is provided by an insurance policy

"wrapped around" the health plan benefit contract. The insurance policy is usually sold by one of United's insurance subsidiaries.

     Health Plan Self-Funded Products. United has developed HMO-like self-funded products for employers who desire the cost containment aspects of an HMO product and want to self-insure the health care cost risk. United uses the provider networks it has developed in connection with its HMO products for these self-funded products. Many of these self-funded products include a point-of-service feature. The provider contracts for these products are with individual physicians or groups of physicians as well as health care facilities and are generally on a standardized fee-for-service basis. These self-funded products offer employers and other sponsoring groups access to a provider network and the administrative and utilization review services associated with an HMO product, but the risks of health care utilization generally are borne by the sponsoring group.

     Health Plan Medicare Products. Several of United's owned health plans contract with the federal Health Care Financing Administration ("HCFA") to provide coverage for Medicare-eligible individuals. Under these contracts the plans receive a fixed payment each month from HCFA for each enrolled individual. Several of United's health plans which do not currently have such a contract are in the process of seeking one. Under these contracts, the health plans must provide at least the benefits which would be covered under traditional Medicare and typically provide a significantly higher level of coverage. The plans may, but often do not, charge an additional premium to the members for the additional benefits. The health plans generally use a subset of their commercial product provider network as the provider network for the Medicare products. Any Medicare-eligible person in a plan's service area may enroll in the Medicare product without underwriting or health screening.

     Some of United's health plans may also offer these Medicare products to or through employer groups as a method of providing retiree health care coverage. In addition, certain health plans may market Medicare Select products which do not substitute for traditional Medicare, but provide additional benefits for a premium charged directly to the member.

     Health Plan Medicaid Products. Several of United's health plans offer coverage to Medicaid-eligible individuals. These plans typically contract with a state agency to provide such coverage and are paid a fixed monthly payment for each enrolled individual. The level of benefits is generally set by contract and few additional benefits are offered. Enrollment must usually be offered to all eligible individuals, without underwriting or health screening. Generally, the same provider network as for commercial products is utilized, but some providers may refuse to participate in the Medicaid product and the network may otherwise have a different number or set of providers.

     PPO and Indemnity Insurance and Self-Funded Products. Primarily through its insurance and third-party administrator subsidiaries, United offers a variety of health insurance and self-funded plan products and services, covering approximately ten million persons. Many of the insurance and self-funded products are marketed as point-of-service products or include a preferred provider organization ("PPO") feature, under which a higher level of coverage is available if certain providers are utilized. The insurance products are often sold on an experience-rated basis, which means that the premiums may be adjusted in the future based on actual past health care costs or that premiums may be adjusted at the end of a specific time period (usually one year) with premium returned to the customer or additional premium paid to United based on health care costs in that time period. Much of the insurance business is sold to small employers. This type of business has often been subject to sudden and unpredictable changes in health care costs and generally has high administrative and marketing expenses. This business is also usually sold for a fixed premium, with no experience adjustments and is subject to extensive state regulation. United's self-funded products are usually sold on an administrative fee basis and in some cases United may agree to penalties or rewards related to administrative service standards and/or health care costs.

     Ancillary Insurance Products. Through its insurance subsidiaries, United offers several health insurance products in conjunction with health plan products. These products permit employers to replace multiple health care policies and vendors with a single health care plan. These subsidiaries also offer reinsurance and other insured products on a selective basis to most of United's health plans and to employers and other sponsoring groups offering self-funded health care benefit plans. United's insurance subsidiaries are licensed to sell group life, accidental death and dismemberment, short-term disability and health insurance products in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. In connection with the MetraHealth acquisition, United entered into an agreement with Metropolitan Life Insurance Company ("MetLife") under which United offers MetLife's life, accidental death and dismemberment and short-term disability products to United customers and MetLife offers United's health care coverage products to MetLife customers. This agreement with MetLife also contains certain mutual exclusivity and non-competition provisions.

     The following tables provide information with respect to the enrollment in the Company's various health plan and insurance products. The enrollment numbers are provided as of December 31, 1995 and January 31, 1996 since a number of the contracts for the Company's health care coverage products commence, expire or renew, as the case may be, as of January 1 of each year.



                           ENROLLMENT BY PRODUCT TYPE
                           --------------------------

          PRODUCT                    ENROLLMENT AS OF 12/31/95      ENROLLMENT AS OF 1/31/96
- --------------------------------------------------------------------------------------------
HEALTH PLAN PRODUCTS /(1)/
  Commercial                                 3,005,000                      3,204,500
  Medicare                                     147,800                        153,300
  Medicaid                                     352,100                        353,900
                                            ----------                     ----------

Total Health Plan Products                   3,504,900                      3,711,700

OTHER NETWORK BASED PRODUCTS /(2)/
  Commercial                                 5,737,700                      5,731,100


INDEMNITY
  Commercial                                 4,367,400                      4,053,700
                                            ----------                     ----------

TOTAL                                       13,610,000                     13,496,500
                                            ==========                     ==========

(1) Includes various HMO and HMO point-of-service products as well as self-funded programs utilizing a health plan network of providers.
(2)  Includes insurance-based and self-funded PPO and point-of-service products.

                ENROLLMENT BY FUNDING MECHANISM AND PRODUCT TYPE
                ------------------------------------------------

                               12/31/95                1/31/96
                        ----------------------  ----------------------
PRODUCT                 FUNDED     SELF-FUNDED  FUNDED     SELF-FUNDED
- ----------------------------------------------------------------------
Health Plan Products    3,261,900      243,000  3,444,500      267,200
Other Network Based
Products                  699,300    5,038,400    792,500    4,938,600

Indemnity                 982,600    3,384,800    924,500    3,129,200
                        ---------    ---------  ---------    ---------

TOTAL                   4,943,800    8,666,200  5,161,500    8,335,000
                        =========    =========  =========    =========

SPECIALTY MANAGED CARE SERVICES

     Through its experience in providing comprehensive health care management products and in response to increasing market demand for greater choice and flexibility in the design of health care coverage products and funding arrangements, United has utilized its core capabilities to create and sell specialized products to facilitate the efficient delivery of health care services. These products are offered through United's specialty managed care services business units and independently of United's owned and managed health plans and insurance operations. United also makes these products available to or in connection with the products of its owned and managed health plans and insurance operations where feasible.

     With respect to its specialty managed care services, United receives fees for the provision of services, primarily administrative in nature, and generally assumes no responsibility for health care costs except in the case of its behavioral health products. In connection with those products, United assumes some responsibility for health care costs for the provision of mental health/substance abuse services and thus recognizes premium-like revenue and medical services expense.

     United's specialty managed care products were available to a total of approximately 40 million participant lives at December 31, 1995, many of whom were not enrolled in one of United's owned health plans. One person may be covered by more than one specialty managed care service and therefore may account for more than one of these participant lives. United offers the following specialty managed care services to HMOs, PPOs, insurers, providers, Blue Cross/Blue Shield plans, third-party administrators, employers, labor unions and/or government agencies.

     Care Management and Benefit Administration Services. United's care management programs offer customers unbundled cost and utilization review and case management services. These services include prior, concurrent and retrospective review of hospital admissions and certain ambulatory services, second opinion programs, case management, specialist referrals and discharge planning. These services emphasize patient and provider education as a means of assisting clients in managing their health care costs.

     United's Total Care Management programs offer those customers who may not have geographic access to United's health plans an alternative to bundled managed care services. These services include utilization management, medical information and education, claims payment, provider networks, mental health/substance abuse services and other related services. Use of these services can provide health plan-like results to those clients who have members outside health plan service areas.

     Transplant Network. United's transplant network services programs offer clients access to a network of health care facilities for transplant-related services and transplant case management services.

United negotiates fixed, competitive rates for high-cost, low-frequency health care services such as organ and tissue transplants.

     Workers Compensation and Disability Management Services. United's workers compensation and disability management services tailor United's broad managed care resources into products and services intended to apply managed care concepts, such as utilization review and use of specialized preferred provider networks, to workers compensation and casualty insurance cases. These products and services include hospitalization and outpatient surgery pre-certification and case management, access to provider networks, specialized programs such as carpal tunnel and back injury case management, and review of imaging (CAT scans and MRI) services. United has recently agreed to sell one of its subsidiaries engaged in this business.

     Demand Management Programs.    United's demand management programs help
consumers make informed choices about their health and well-being by focusing on preventive care, self-care, smart lifestyle options, and consumer education. United's OPTUM(R) 24-hour nurseline and employee assistance programs provide customers the opportunity to reduce the cost of medical care by early identification of medical and human risks and the subsequent development of problem-specific solutions that change behavior and reduce those risks. In addition, these programs issue various publications to members as supplementary tools for managing demand for services.

     Geriatric Care Management Services. United also develops and provides products and services for cost control and the management of health care for the elderly. LinkAge(R) identifies for hospitals high-cost, high-risk patients upon admission and provides the hospital with tools to perform focused case management throughout the patient's hospital stay. United's EverCare(R) program arranges for the provision of a broad spectrum of health care services to institutionalized elderly individuals in nursing homes through contracts with a physician-nurse practitioner team. EverCare is participating in a demonstration project with HCFA to offer health care services to the institutionalized elderly in nine separate locations throughout the country.

     Through its Government Operations division, United provides administrative services in regard to certain government health care programs. Most of this business is Medicare Part B claims processing. One of United's insurance subsidiaries is the sole carrier for the states of Minnesota, Virginia, Mississippi and Connecticut. That subsidiary also serves as the fiscal intermediary for Medicare Part A in Connecticut, Michigan and New York, and handles all Medicare durable medical equipment claims for the 10 states in HCFA's northeast region.

     Behavioral Health Services. The specialty operations in United's behavioral health services business unit include mental health and substance abuse-related services. United's behavioral health subsidiaries provide specialized provider networks and behavioral health care case management services to certain of United's owned or managed health plans and to other customers. Such services are provided by employed behavioral health care professionals and by a network of contracted providers. Certain of these services are sold on a capitated basis.

     Third Party Administration Services. United provides third party administrator ("TPA") services to employers who choose to utilize self-funding to control health care costs and also desire customized health care plans and administration. United's TPA services are available to employers of all sizes in both single and multiple locations and include a fully integrated portfolio of products.

     International Business. United has begun exploring opportunities to sell its products and services in foreign countries and anticipates utilizing various arrangements such as joint ventures, as well as direct contracting. United has entered into a joint venture to create a health plan in the Republic of South Africa and has entered into an agreement to provide certain managed care consulting services in Germany.

     The Center for Health Care Policy and Evaluation. As the research and performance evaluation arm of United, the Center for Health Care
Policy and Evaluation (the "Center") studies the operations and populations of enrolled health care systems. The Center's research studies and analytical tools evaluate cost and quality of health care delivery -- illuminating common problems such as uneven access to care, variations in treatment, patient non-compliance with preventive care and other differences in the health care characteristics of the studied population. United's health plans and specialty organizations across the country use Center-developed tools and methods to monitor and assess health care delivery to their members and clients. The Center also works on behalf of other external organizations and clients to provide research services and analytic software tools.

     One of the Center's major software services EPIS(TM) is a specialized medical management software system that provides clients with an integrated picture of a health care system in many dimensions, replacing piecemeal reports with a common reference point on cost, utilization, quality, access and satisfaction.

EXPANSION AND DIVESTITURE OF OPERATIONS

     United continually evaluates opportunities to expand its business and considers whether to divest or cease offering the products of certain of its businesses. These opportunities may include acquisitions or dispositions of a specialty managed care services program or of insurance and health plan operations. United also devotes significant attention to internal development of new products and techniques for the containment of health care costs, the measurement of the outcomes and efficiency of health care delivered and the management of health care delivery systems.

     United has engaged in an extensive acquisition program over the last few years. The intensive acquisition program may affect United's ability to integrate and manage its overall business effectively, which may increase costs, affect membership, revenue and earnings growth and adversely affect United's financial results. United's recent acquisition of MetraHealth poses significant integration challenges, particularly since MetraHealth itself was the product of a merger of businesses that were not yet fully integrated. Failure to integrate MetraHealth successfully would likely materially adversely affect United's financial results.

     The acquisition of MetraHealth also may make United's revenues more sensitive to fluctuations in overall health care cost trends, because the proportion of the former MetraHealth revenues derived from indemnity insurance business, which may have a lesser degree of health care cost control, is relatively high, and because former MetraHealth revenues will constitute a substantial portion of United's revenues.

     On March 29, 1996, the Company acquired PHP, Inc., a North Carolina based health plan to which United had previously provided administrative services. On January 15, 1996, United executed an agreement to acquire the owner of the remaining 51% equity interest in its Louisiana-based health plan, Community Health Network. On February 1, 1996, the Company agreed to acquire HealthWise of America, Inc. and its related health plan operations in Arkansas, Tennessee, Maryland and Kentucky. On February 21, 1996, United executed an agreement to purchase the owner of the remaining minority equity interest in its St. Louis, Missouri-based health plans.

     On March 1, 1996, United sold MetraHealth Care Plan of St. Louis, Inc., a St. Louis, Missouri-based HMO acquired in October as part of MetraHealth acquisition and which had 33,600 enrollees at January 31, 1996.

     On March 1, 1996, the Company executed an Agreement and Plan of Merger, with ActaMed Corporation, a Georgia corporation in which United has a minority interest, pursuant to which ActaMed would acquire United's EDI Services division.

     On March 19, 1996, the Company executed a stock purchase agreement to sell its FOCUS Healthcare Management, Inc. subsidiary.

GOVERNMENT REGULATION

     United's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state level. United believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for United or a subsidiary to make changes from time to time in its services, products, structure or marketing methods.

     Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretation of existing laws and rules may also change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. While United is unable to predict what regulatory changes may occur or the impact on United of any particular change, United's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for United to enroll persons under products developed for the Medicare and Medicaid eligible populations, but other proposed changes also may limit the reimbursement available to United and increase competition in those programs, which could adversely affect United's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations, such as "any willing provider" laws and limits on utilization management, by federal and state bodies may make it more difficult for United to control medical costs and may adversely affect financial results.

     A number of jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurer and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of preexisting conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important and United currently believes its experience in these areas will allow it to compete effectively.

     In addition to changes in applicable laws and rules, United is potentially subject to governmental investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act ("ERISA"), which regulates insured and self-insured health coverage plans offered by employers and United's services to such plans and employers, the Federal Employees Health Benefit Plan ("FEHBP"), federal and state fraud and abuse laws and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. Although United is currently involved in various government audits, such as under the FEHBP or relating to services for ERISA plans, United does not believe the results of such current audits will, individually or in the aggregate, have a material adverse effect on United's financial results.

     HMOs. All of the states in which United's health plans offer HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. Certain of United's subsidiaries are required to retain for their own use cash generated from their operations. In addition, certain of United's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial reserves are maintained. Some state regulations enable agencies to review all contracts entered into by HMOs, including management contracts, for reasonableness of fees charged and other provisions.

     United's health plans which have Medicare risk contracts are subject to regulation by HCFA. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's members. To enter into Medicare risk contracts, a health plan must either be federally qualified or be considered a Competitive Medical Plan under HCFA's requirements. Health plans which offer a Medicare risk product also must comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries. PRO requirements relate to quality assurance and utilization review procedures. United's health plans which have Medicare cost contracts are subject to similar regulatory requirements. In addition, these health plans are required to file certain cost reimbursement reports with HCFA which are subject to audit and revision.

     United's health plans which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Both Medicare and Medicaid have in force or have proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect United's operations.

     Many of United's health plans have contracts with FEHBP. These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and frequently seeks premium refunds and other sanctions against health plans participating in the program. United's health plans which have contracted with FEHBP are subject to such audits and may be requested to make such refunds.

     Insurance Regulation. United's insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to licensing; the amount of reserves which must be maintained; the approval of forms of insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. United's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

     Insurance Holding Company Regulations. Certain of United's health plans and each of United's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

     TPAs. Certain subsidiaries of United are also licensed as third-party administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

     PPOs. Certain of United's subsidiaries' operations may be subject to PPO regulation in a particular state. PPO regulations generally contain certain network, contracting, financial and reporting requirements which vary from state to state.

     Utilization Review Regulations. A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities and these laws may apply to certain of United's operations. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel.

     MCOs. In recent years a number of states have enacted laws enabling self-insured employers and/or insurance carriers to apply medical management and other managed care techniques to the medical benefit portion of workers compensation if such managed care is performed by a state certified managed care organization ("MCO"). United, by itself or with its HMOs, has generally sought MCO certification in the states where it is available and where it markets managed care workers compensation products. MCO laws differ significantly from state to state, but generally address network and utilization review activities.

     ERISA. The provision of goods and services to or through certain types of employee health benefit plans is subject to ERISA. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor. ERISA places controls on how United's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase United's liability exposure under state law-based suits relating to employee health benefits offered by United's health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

MANAGEMENT INFORMATION SYSTEMS

     The Company's health plans, insurance, self-funded and specialty managed care products use computer-based management information systems for various purposes, including claims processing, billing, utilization management, underwriting, marketing and sales tracking, general accounting, medical cost trending, managed care reporting and financial planning. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analysis of cost and outcome data.

     The Company continually evaluates, upgrades and enhances the computer information systems which support its operations. System development efforts relating to increased efficiency, capacity and flexibility are ongoing. The Company's computer processing capabilities support multiple product delivery systems with attendant tracking and processing for such systems, an integrated database of information for increased reporting and research capabilities, and use automated entry and edit capabilities to speed the capture and processing of information. Over the past several years, the Company has upgraded its mainframe computers, enhanced its existing software functionality and migrated to various software database environments. This approach allows the Company to preserve its investment in existing systems while, at the same time, enabling it to exploit new technologies that help improve either the cost effectiveness of the services provided, or allow for the introduction of new product capabilities. Following the MetraHealth acquisition, the Company has begun an extensive review of its information systems, including integration of multiple systems. The Company has also agreed to outsource operation of a substantial portion of its computer operations centers to a third party. Simplification and integration of the many different systems now servicing the Company's business is an important component of controlling administrative expenses and effectively managing United's operations. To the extent that these integration efforts are not successful, the Company's financial results may be adversely affected.

MARKETING

     The Company's marketing strategy and implementation for its health plan, insurance, self-funded and specialty and managed care products are defined and coordinated by UHC's corporate marketing staff. Primary marketing responsibility for each of the Company's health plans and specialty managed care products resides with a marketing director and a direct sales force. In addition, the Company's health plan, insurance, self-funded and specialty managed care products are sold through independent insurance agents and brokers. Marketing efforts are supported by ongoing market research that identifies and grades prospective customers and establishes specific enrollment goals by territory and employer. Marketing efforts are also supported by public relations efforts and advertising programs that may employ television, radio, newspapers, billboards, direct mail and telemarketing.

COMPETITION

     The managed health care industry evolved primarily as a result of health care buyers' concerns regarding rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of managed care products, including health plans, PPOs, and specialized services such as mental health or pharmacy benefit programs, while increasing the accessibility and quality of health care services. The industry in which United operates is highly competitive and significant consolidation has occurred within the industry, creating stronger
competitors.   At the same time, there are a number of new entrants to the industry, which may also increase competitive pressures. The current competitive markets in certain areas may limit United's ability to price its products at levels United believes appropriate. These competitive factors could adversely affect United's financial results.

     As HMO and PPO penetration of the health care market and the effects of health care reforms increase nationwide, the Company expects that obtaining new contracts for its HMO and PPO products with large employer and government groups may increasingly become more difficult and that competition for smaller employer groups will intensify. In addition, employers may increasingly choose to self-insure the health care risk while seeking benefit administration and utilization review services from third parties to assist them in controlling and reporting health care costs.

     The Company's health plan, insurance, self-funded and specialty managed care coverage products compete for group and individual membership with other health insurance plans, Blue Cross/Blue Shield plans, other health plans, HMOs, PPOs, third party administrators and health care management companies, and employers or groups which elect to self-insure. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. The Company's ability to increase the number of persons covered by its products or services or to increase its premiums and fees can be affected by the number and strength of the Company's competitors in any particular area. The Company believes that the principal competitive factors affecting the Company and its products include price, the level and quality of products and service, provider network capabilities, market share, the offering of innovative products, product distribution systems, financial strength, and marketplace reputation.

       Further, the Company currently believes that factors that generally help it in regard to competitors are the breadth of its product line, its geographic scope and diversity, the strength of its underwriting and pricing practices and staff, its significant market position in certain geographic areas, the strength of its distribution network, its financial strength, its generally large provider networks, which provide more member choice, its point-of-service products and experience and its generally favorable marketplace reputation. In a number of markets the Company may be at a disadvantage in regard to competitors with larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or a more-established marketplace name and reputation.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 28,500 persons; approximately 200 of which were represented by a union. The Company believes its employee relations are good.

                             CAUTIONARY STATEMENTS

     The following discussion contains certain cautionary statements regarding United's business and results of operations which should be considered by investors and others. These statements discuss matters which may in part be discussed elsewhere in this Form 10-K and which may have been discussed in other documents prepared by the Company pursuant to federal or state securities laws. This discussion is intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

     In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected United's past results and may affect future results, so that the Company's actual results for first quarter 1996 and beyond may differ materially from those expressed in prior communications.

     Health Care Costs. A large portion of the revenue received by United is expended to pay the costs of health care services or supplies delivered to its members. The total health care costs incurred by United are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While United attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit United's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed that estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics.

     Marketing. The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave the Company, its ability to retain existing customers and members could be impaired. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification which could adversely affect the Company's ability to obtain or retain business with such customers.

     The managed care industry has recently received significant amounts of negative publicity. Such general publicity, or any negative publicity regarding United in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company.

     Competition. In any of its geographic or product markets the Company competes with a number of other entities, some of which may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

     Provider Relations. One of the significant techniques United uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers.
Because of the geographic diversity of its health plans and the large number of providers with which most of those health plans contract, United currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with United, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty meeting regulatory or accreditation requirements.

     In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or even monopolies. Many of these providers may compete directly with the Company. If such providers refuse to contract with United or utilize their market position to negotiate favorable contracts or place United at a competitive disadvantage, United's ability to market products or to be profitable in those areas could be adversely affected.

     Administration and Management. The level of administrative expense is a partial determinant of United's profitability. While United attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time-to-time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

     United's business is significantly dependent on effective information systems. United has many different information systems for its various businesses. United is in the process of attempting to reduce the number of systems and also upgrade and expand its information systems capabilities. Failure to maintain an effective and efficient information system could result in loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to such third party's failure to perform adequately.

     United currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect United's ability to administer and manage its business. The Company has made several large acquisitions in recent years, and has an active ongoing acquisition program. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction.

     Government Programs and Regulation. The Company's business is heavily regulated. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change.
Existing or future laws and rules could force United to change how it does business and may restrict United's revenue and/or enrollment growth and/or increase its health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of United's products and services. Delays in obtaining or failure to obtain or maintain such approvals could adversely affect United's revenue or the number of its members, or could increase costs.

     A significant portion of United's revenues relate to federal, state and local government health care coverage programs. These types of programs, such as the federal Medicare program and the federal and state Medicaid program, are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by United or increase the Company's administrative or health care costs under such programs. Such changes have in the past and may in the future adversely affect United's results and its willingness to participate in such programs.

     The Company is also subject to various governmental audits and investigations. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

     Litigation and Insurance. United is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, United incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, claims related to self-funded business and improper copayment calculations. In some cases, substantial non-economic or punitive damages may be sought. While United currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

     Stock Market. Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which United operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level or stability of United's share price at any time or of the impact of these or any other factors on the share price.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

                                                                                     FIRST ELECTED AS
NAME                              AGE                    POSITION                    EXECUTIVE OFFICER
- ----                              ---                    --------                    -----------------
William W. McGuire, M.D.           47  Chairman, President, Chief Executive Officer        1988
                                         and Director
James G. Carlson                   43  Executive Vice President, Field Operations          1995
James A. Conto                     40  Senior Vice President, Mergers & Acquisitions       1994
Elliot F. Gerson                   43  Executive Vice President, National Accounts &       1995
                                         Specialty Operations
David P. Koppe                     39  Chief Financial Officer                             1992
Sheila T. Leatherman               44  Executive Vice President                            1993
Michael A. Mooney                  42  Executive Vice President, Underwriting &            1996
                                         Pricing
Jeannine M. Rivet                  47  Executive Vice President, Health Services           1992
Kevin H. Roche'                    45  General Counsel and Secretary                       1992
Travers H. Wills                   52  Chief Operating Officer                             1992
Allen F. Wise                      53  Executive Vice President, Administrative            1995
                                         Services


Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

     Dr. McGuire became a director of the Company in February 1989 and the Chairman of the Board in May 1991. Dr. McGuire became an Executive Vice President of United in November 1988, was appointed the Company's Chief Operating Officer in May 1989, the Company's President in November 1989 and the Company's Chief Executive Officer in February 1991.

     Mr. Carlson became United's Executive Vice President in October 1995. From March to October 1995, Mr. Carlson was Executive Vice President of The MetraHealth Companies, Inc. Mr. Carlson was President and Chief Executive Officer of HealthSpring, Inc., a developer of primary care physician practices, from July 1992 to March 1995. From April 1975 to July 1992, Mr. Carlson was an employee of Prudential Insurance Company. Mr. Carlson's last position with Prudential Insurance Company was Vice President of Group Insurance.

     Mr. Conto has been employed by the Company since 1985 and has served in his present capacity since 1991. From 1985 to 1987, he was the Assistant Director of HMO Financial Research, from 1987 to 1990, he was the Director of Internal Audit and from 1990 to 1991 he was the Company's Director of Development.

     Mr. Gerson became an Executive Vice President of United in October 1995. Mr. Gerson was an Executive Vice President of The MetraHealth Companies, Inc. from January 1995 to October 1995. Prior to joining The MetraHealth Companies, Inc. Mr. Gerson held various executive positions with The Travelers Insurance Group in Hartford, Connecticut, from 1991 to 1995, including President of The Travelers Insurance Company, President of the Managed Care and Employee Benefits Operations Division of The Travelers Corporation, Senior Vice President of the Financial Services Department and Senior Vice President Agency Operations Department for The Travelers Corporation.

     Mr. Koppe became the Company's Chief Financial Officer in December 1994. He has been employed by the Company since June 1983 and served as the Company's Vice President and Treasurer from May 1989 to January 1996. Mr. Koppe also served as the Company's Controller from May 1989 until October 1994.

     Ms. Leatherman currently serves as an Executive Vice President of United. Ms. Leatherman joined the Company in 1989 and served as its Vice
President of Research and Development until June 1992 when she became President of United's Center for Health Care Policy and Evaluation.

     Mr. Mooney has been employed by the Company since February 1985 and became an Executive Vice President of United in January 1996. Prior to January 1996, Mr. Mooney served in various capacities in United's underwriting department including, most recently, Vice President, Underwriting.

     Ms. Rivet has been employed by United since June 1990. She became an Executive Vice President of the Company in October 1994. She served as the Company's Senior Vice President, Health Plan Operations from September 1993 to September 1994 and the Company's Vice President of Health Service Operations from June 1990 to September 1993.

     Mr. Roche' has served as the Secretary and General Counsel of the Company since May 1989 when he joined the Company.

     Mr. Wills has been employed by the Company since November 1992. From November 1992 until June 1995, he served as United's Senior Vice President, Specialty Operations. He has been the Company's Chief Operating Officer since June 1995. From 1968 to 1992, Mr. Wills was employed by CIGNA Corporation, a multi-line insurance company, in various capacities, most recently as President of MCC Companies, a mental health/substance abuse subsidiary of CIGNA.

     Mr. Wise became an Executive Vice President of United in October 1995. From October 1994 to October 1995, Mr. Wise was Executive Vice President of The MetraHealth Companies, Inc. He was employed by Independence Blue Cross, a Philadelphia, Pennsylvania-based HMO and Keystone Health Plan, a Philadelphia, Pennsylvania-based HMO, as Chief Operating Officer and Director from 1991 to 1994.

                              ITEM 2.  PROPERTIES
                              -------------------

     As of December 31, 1995, the Company leased approximately 1.4 million aggregate square feet of space for its principal administrative offices in
Hartford, Connecticut and the greater Minneapolis/St. Paul, Minnesota area.   In
connection with its operations outside of the Minneapolis/St. Paul, Minnesota and Hartford, Connecticut areas, as of December 31, 1995, the Company leased approximately 4.2 million aggregate square feet for office space or space for computer facilities and claims processing centers nationwide. Such space corresponds to areas in which its health plans or managed care services specialty programs operate or where it has a satellite administrative office.
The Company's leases expire at various dates through 2011.   As of December 31,
1995, the Company owned approximately 333,000 aggregate square feet of space for administrative offices in various states and its staff model clinic operations in Florida.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     Because of the nature of its business, United is subject to suits relating to the failure to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under United's programs, nonacceptance or termination of providers, failure to return withheld amounts from provider compensation, failure of a self-funded plan serviced by United to pay benefits, improper copayment calculations and other forms of legal actions. Some of these suits may include claims for substantial non-economic or punitive damages. While United does not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on United's financial results, the likelihood or outcome of such current or future suits cannot be accurately predicted and they could adversely affect United's financial results.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.

                                    PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              --------------------------------------------------
                          RELATED STOCKHOLDER MATTERS
                          ---------------------------

STOCK LISTING AND PRICES

        United's common stock is traded on the New York Stock Exchange under the symbol UNH. The following table shows the range of high and low sales prices for the Company's common stock as reported on the New York Stock Exchange Composite Tape for the calendar periods indicated through February 29, 1996. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                    High      Low
                                                   -------  -------
1996
- ----
First Quarter 1996  (through February 29, 1996)    $ 65.50  $ 62.50

1995
- ----
First Quarter                                      $ 50.00  $ 41.75
Second Quarter                                       46.375   34.125
Third Quarter                                        49.25    40.00
Fourth Quarter                                       65.625   47.375

1994
- ----
First Quarter                                      $ 47.50  $ 36.188
Second Quarter                                       50.75    37.25
Third Quarter                                        54.625   41.75
Fourth Quarter                                       55.25    40.625


As of February 29, 1996, the Company had 5,537 shareholders of record.


DIVIDEND POLICY

     The Company's dividend policy, established by its Board of Directors in August 1990, requires the Board to review the Company's audited consolidated financial statements following the end of each fiscal year and make a determination as to the advisability of declaring a dividend on the Company's
outstanding shares of common stock.   Shareholders of record on April 1, 1994,
received an annual dividend for 1994 of $0.03 per share, and shareholders of record on April 3, 1995, received an annual dividend for 1995 of $0.03 per share. On February 13, 1996, the Company's Board of Directors approved an annual dividend for 1996 of $0.03 per share to holders of the Company's common stock. This dividend will be paid on April 15, 1996 to shareholders of record at the close of business on April 3, 1996.

                       ITEM. 6.  SELECTED FINANCIAL DATA
                       ---------------------------------

Financial Highlights

                                                                       For the Years Ended December 31,
                                                 ------------------------------------------------------------------------
                                                     1995             1994            1993          1992          l991
- -------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands, except per share data)
- -------------------------------------------------------------------------------------------------------------------------
Consolidated Operating Results
- -------------------------------------------------------------------------------------------------------------------------
Revenues                                         $5,670,878       $3,768,882       $3,115,202    $2,200,636    $1,416,120
Earnings from Operations                         $  460,785/2/    $  506,047       $  336,351    $  207,306    $  142,724
Net Earnings Before
- -------------------------------------------------------------------------------------------------------------------------
 Extraordinary Gain                              $  285,964/2/    $  288,139/1/    $  212,078    $  130,591    $   89,398
Extraordinary Gain on Sale of
 Subsidiary, net                                         --        1,377,075               --            --            --
- -------------------------------------------------------------------------------------------------------------------------
Net Earnings                                     $  285,964/2/    $1,665,214       $  212,078    $  130,591    $   89,398
Convertible Preferred Stock Dividends                 7,188               --               --            --            --
- -------------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to
 Common Shareholders                             $  278,776/2/    $1,665,214       $  212,078    $  130,591    $   89,398
- -------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share
 Net Earnings Before
  Extraordinary Gain                             $     1.57/2/    $     1.64/1/    $     1.23    $     0.79    $     0.60
 Extraordinary Gain                                      --             7.86               --            --            --
- -------------------------------------------------------------------------------------------------------------------------
 Net Earnings                                    $     1.57/2/    $     9.50       $     1.23    $     0.79    $     0.60
- -------------------------------------------------------------------------------------------------------------------------
Dividends Per Share
 Common Stock                                    $    0.030       $    0.030       $    0.015    $   0.0075    $   0.0075
 Convertible Preferred Stock                     $    14.38               --               --            --            --
Weighted Average Number of
 Common Shares Outstanding                          177,443          175,209          171,739       166,091       148,105
- -------------------------------------------------------------------------------------------------------------------------
Consolidated Financial Position (at year end)
- -------------------------------------------------------------------------------------------------------------------------
Cash and Investments                             $3,078,395       $2,769,390       $1,169,433    $  923,576    $  516,174
Total Assets                                     $6,160,986       $3,489,479       $1,787,354    $1,321,174    $  801,473
Long-term Obligations                            $   31,152       $   24,275       $   39,099    $   24,132    $   41,649
Shareholders' Equity                             $3,188,020       $2,795,456       $1,085,410    $  822,903    $  426,796
- -------------------------------------------------------------------------------------------------------------------------

Financial Highlights should be read in conjunction with Item 7 and Consolidated Financial Statements and notes thereto included in this Form 10-K.
- -------------------------------------------------------------------------------
/1/ Excluding merger costs of $35.9 million ($22.3 million after income taxes, or $0.13 per common share) incurred in connection with the Company's May
    1994 acquisitions of Complete Health Services, Inc. and Ramsay-HMO, Inc., 1994 net earnings before extraordinary gain would have been $310.4 million, or $1.77 per common share.

/2/ Excluding fourth quarter restructuring charges of $153.8 million ($96.9 million after tax, or $0.55 per common share) associated with The MetraHealth Companies, Inc. acquisition, 1995 earnings from operations and net earnings would have been $614.6 million and $382.9 million, or $2.12 per common share.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                -----------------------------------------------

Financial Review

The Company has completed several recent significant transactions which affect the year-to-year comparability of its consolidated financial position and results of operations. On May 27, 1994, the Company sold Diversified Pharmaceutical Services, Inc. (Diversified), then a wholly owned subsidiary, to SmithKline Beecham Corporation for $2.3 billion in cash. In connection with this transaction, the Company recognized an extraordinary gain after transaction costs and income tax effects of $1.38 billion. The results of Diversified subsequent to the sale are not included in the consolidated financial results of the Company.

  On January 3, 1995, the Company acquired GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri, serving 230,000 members at the time of acquisition. On February 28, 1995, the Company acquired Group Sales and Services of Puerto Rico, Inc. (Group Sales), a health plan based in San Juan, Puerto Rico, serving 135,000 members at the time of acquisition. On October 2, 1995, the Company acquired The MetraHealth Companies, Inc. (MetraHealth). MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Group. At the time of acquisition, MetraHealth served over 10 million individuals, including 5.9 million in network-based care programs, 469,000 of whom were health plan members. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, only the post-acquisition results of GenCare, Group Sales and MetraHealth are included in the Company's consolidated financial results.

  In connection with its acquisition of MetraHealth, the Company developed a comprehensive plan to integrate the business activities of the combined companies. The plan encompasses, among other matters, the disposition, discontinuance and restructuring of certain businesses and product lines, and the recognition of certain asset impairments. In the fourth quarter of 1995, the Company recorded $153.8 million in restructuring charges associated with the plan.

This Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

Summary Operating Information

                                            1995                          1994                   1993
                                  ----------------------------------------------------------------------
                                  Amount or       Percent       Amount or       Percent       Amount or
                                   Percent        Increase       Percent        Increase       Percent
- --------------------------------------------------------------------------------------------------------
                                                              (in thousands)
- --------------------------------------------------------------------------------------------------------
Total Revenues                    $5,670,878/1/   51%           $3,768,882/2/    21%          $3,115,202
Net Operating Earnings            $  382,864/1/   23%           $  310,439/2/    46%          $  212,078
- --------------------------------------------------------------------------------------------------------
Medical Costs to Premium Revenue       79.7%                         78.3%                         80.4%
SG&A Expenses to Total Revenues        18.2%                         14.7%                         15.8%
Total Operating Margin                  8.1%                         13.4%                         10.8%
- --------------------------------------------------------------------------------------------------------
Enrollment (at year end)
  Health Plan Products
    Commercial                         3,005/3/   68%                1,791/3/    18%               1,521/3/
    Medicaid                             352      24%                  285       19%                 239
    Medicare                             148      36%                  109       11%                  98
- --------------------------------------------------------------------------------------------------------
      Total Health Plan Products       3,505      60%                2,185       18%               1,858
  Other Network-Based Products         5,738/3/   --                    67/3/    --                   --
  Indemnity Products                   4,367/3/   --                    --       --                   --
Total Enrollment                      13,610     504%                2,252       21%               1,858
- --------------------------------------------------------------------------------------------------------

/1/ Amounts include post-acquisition operating results of GenCare Health
    Systems, Inc. acquired on January 3, 1995, Group Sales and Services of Puerto Rico, Inc. acquired on February 28, 1995, and The MetraHealth Companies, Inc. acquired on October 2, 1995. Excludes fourth quarter 1995 restructuring charges of $153.8 million ($96.9 million after tax) associated with the MetraHealth acquisition.

/2/ Amounts exclude post-disposition results of Diversified Pharmaceutical
    Services, Inc., a subsidiary of the Company sold in May 1994, and the associated extraordinary gain of $1.38 billion. Amounts also exclude merger costs of $35.9 million ($22.3 million after tax) associated with the May 1994 acquisitions of Complete Health Services, Inc. and Ramsay-HMO, Inc. The results of Complete Health and Ramsay are included in all periods presented in accordance with pooling-of-interests accounting.

/3/ Amounts include both fully insured and self-funded enrollment. End of year self-funded enrollment was as follows: Commercial Health Plan Product -- 243,000 in 1995, 123,000 in 1994, and 62,000 in 1993; Other Network-Based
    Products -- 5,038,000 in 1995 and 67,000 in 1994; Indemnity Products --

    3,385,000 in 1995.

Results of Operations
- -------------------------------------------------------------------------------

The Company again achieved record operating results in 1995. Net operating earnings (excluding restructuring charges in 1995 and merger costs and gains on the sale of subsidiaries in 1994 and 1993) were $382.9 million in 1995, $310.4 million in 1994 and $212.0 million in 1993. Total revenues of $5.67 billion in 1995 were also a record, up from $3.77 billion in 1994 and $3.12 billion in 1993.

Revenues

Premium revenues in 1995 of $4.93 billion increased $1.55 billion, or 46%, compared to 1994. Excluding the effects of the Company's 1995 acquisitions of GenCare, Group Sales and MetraHealth, the increase in 1995 premium revenues over 1994 was 19%, reflecting year-over-year enrollment growth of 21% and an average premium rate increase on renewing commercial groups of approximately 1% to 2%.

  The Company's year-over-year enrollment growth (excluding the effects of the 1995 acquisitions) slightly exceeded the corresponding growth in premium revenues due to changes in customer mix. Much of the new commercial enrollment growth has been in the small group product which is generally characterized as having lower benefits (and therefore lower premiums) than the Company's other commercial products.

  Premium revenues in 1994 were $3.38 billion, a 21% increase over 1993, reflecting year-over-year enrollment growth of 18% and an average premium rate increase on renewing commercial groups of approximately 4%.

  Commercial premium rates are established by the Company based on anticipated health care costs. The Company has been able to effectively manage health care costs and maintain the effective rate at which its health care costs have grown within the commercial line of business to low single-digit percentage increases. Following this strategy, the Company currently expects premium rate increases on renewing commercial groups in 1996 to increase slightly over those realized in 1995.

  Competition for commercial enrollment in certain of the Company's health plan markets has increased in recent years. However, the Company has continued to follow its strategy of pricing its commercial products in accordance with anticipated health care costs. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurance that the Company's recent enrollment growth trends will continue or that the Company will be able to maintain pricing consistent with health care cost trends.

  As a result of its acquisition of MetraHealth, the Company had approximately 983,000 enrollees at December 31, 1995, in fully insured non-network-based indemnity products, primarily from small group employers. These products do not have similar health care cost containment measures as the Company's network-based products and, accordingly, are priced differently. In response to increased medical costs associated with these products in early 1995, the Company instituted rate increases ranging from 15% to 25% during the second half of 1995. As a result, the Company expects enrollment in the non-network-based products to decrease during 1996. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products. While the 1995 rate increases were based on the Company's estimate of health care cost trends within the non-network-based products, there can be no assurance that these rate increases will be consistent with future health care cost experience.

  Management services and fee revenues in 1995 of $579.7 million more than doubled over 1994 comparable revenues. Prior to the MetraHealth acquisition, these revenues were primarily comprised of administrative fees relating to services performed on behalf of the Company's managed health plans and fees generated by the Company's specialty managed care services.

  The Company had approximately 8,666,000 enrollees in self-funded products at December 31, 1995, most of which related to the former MetraHealth business. Under these funding arrangements, the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. The Company recorded $216.2 million in management services and fee revenues in the fourth quarter of 1995 related to the former MetraHealth self-funded products.

  Investment and other income was $159.8 million in 1995, $118.0 million in 1994, and $62.8 million in 1993. Investment and other income increased each year primarily due to the investment of cash generated from operations and, from May 1994, the investment of the net proceeds from the Diversified sale.

Operating Expenses

The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical expense ratio (the percent of premium revenues expensed as medical costs). The medical expense ratio improved from 80.4% in 1993 to 78.3% in 1994, and then increased slightly to 78.6% through the first nine months of 1995. This increase in the medical expense ratio is largely a reflection of declines in Medicaid premium rates in certain markets and the Company's strategic decision to selectively increase Medicaid provider reimbursements. For the full year 1995, the medical expense ratio increased to 79.7%, due primarily to the Company's acquisition of MetraHealth in October. The former MetraHealth products have a higher medical expense ratio as compared to the Company's previous products.

  Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) followed a similar trend. The SG&A ratio improved from 15.8% in 1993 to 14.7% in 1994, and then increased to 18.2% in 1995. The SG&A ratio actually decreased through the first nine months of 1995 to 14.4% from 15.2% for the comparable 1994 period. Contributing to this decrease from the 1994 period was a change in the terms of the Company's management agreement with the Minneapolis, Minnesota, based Medica health plan in August 1994. Under the new Medica agreement, the Company transferred cost responsibility for certain management contract expenses and employees to Medica. The Company's selling, general and administrative expenses decreased accordingly, matched with a corresponding decrease in management services revenues. With the MetraHealth acquisition, the SG&A ratio substantially increased in the fourth quarter of 1995 because a greater proportion of the former MetraHealth business consists of fee-based, self-funded products rather than products which generate full premium revenue.

  Depreciation and amortization was $94.5 million in 1995, $64.1 million in 1994, and $50.6 million in 1993. Depreciation and amortization increased each year due to higher levels of capital expenditures in support of the growth in business and, in 1995, amortization of goodwill and other intangible assets related to the acquisition of GenCare, Group Sales and MetraHealth.

  Restructuring charges of $153.8 million recorded in the fourth quarter of 1995 include $102.3 million for activities under the Company's integration plan and $51.5 million for asset impairment. The restructuring charges do not cover certain aspects of the plan, including new information systems, anticipated operating losses from businesses to be discontinued, employee relocation, and training. These costs will be recognized in future periods as incurred.

  The charges reflect management's best estimates of the cost to be incurred in executing the restructuring plan. These estimates will continue to be refined until the plan is complete.

Government Regulation
- -------------------------------------------------------------------------------

The Company's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state level. Changes in applicable laws and regulations are continually being considered. While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for the Company to enroll persons under products developed for the Medicare and Medicaid eligible populations, but proposed changes also may limit the reimbursement available to the Company and increase competition in those programs, which could adversely affect the Company's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations, such as "any willing provider" laws and limits on utilization management, by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

  In addition to changes in applicable laws and rules, the Company is potentially subject to governmental investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act (ERISA), which regulates health coverage plans offered by employers, and the Company's dealings with self-funded employer health plans, the Federal Employees Health Benefit Plan (FEHBP), federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. Although the Company is currently involved in various government audits, such as under the FEHBP or relating to services for ERISA plans, the Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations and does not believe the results of such audits will have a material adverse effect on the Company's financial positon or results of operations.

Inflation
- -------------------------------------------------------------------------------

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the total health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. Specifically, the Company's health plans attempt to control medical and hospital costs through contractual arrangements primarily with independent providers of health care services. Cost-effective delivery of health care services by such health care providers is achieved by the reduction of unnecessary hospitalizations, appropriate use of specialty referral services, and emphasizing preventive health services. While the Company currently believes its strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, demands from providers and customers, applicable regulations or other factors may adversely affect the Company's ability to control the impact of health care cost increases. In addition, certain non-network-based products of the former MetraHealth business do not have similar health care cost containment measures as the Company's network-based managed care products. As a result, the Company is subject to more health care cost inflation risk with these products.

- -------------------------------------------------------------------------------
Financial Condition and Liquidity
- -------------------------------------------------------------------------------

The Company's cash and investments increased from $2.77 billion at December 31, 1994, to $3.08 billion at December 31, 1995. The increase in cash and investments is primarily the result of cash generated from operations of $434.3 million, offset by cash used for the purchases of GenCare ($515.4 million), Group Sales ($22.0 million) and MetraHealth ($1.09 billion), net of cash and investments of $1.49 billion assumed with these acquisitions.

  The Company generally invests a large portion of its cash resources in high quality, long-term investments. At December 31, 1994, the Company had working capital of $1.24 billion, a current ratio of 2.9, as a substantial portion of the Diversified proceeds remained invested in short-term instruments while the Company evaluated longer-term investment opportunities. As a result of the 1995 acquisitions and the application of the Company's investment strategy, the Company's working capital decreased to $433.1 million at December 31, 1995, a current ratio of 1.2.

  Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $745.2 million in cash and investments available for general corporate use at December 31, 1995.

  In connection with the Company's acquisition of MetraHealth, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout may, at the Company's sole discretion, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. Moreover, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years.

  As described more fully in Note 3 to the consolidated financial statements, the Company has agreed to acquire in separate transactions PHP, Inc. (PHP) and HealthWise of America, Inc. (HealthWise). These transactions will be effected through the exchange of shares of the Company's common stock for all the outstanding shares of PHP and HealthWise and, with the exception of transaction costs, will not require the use of cash.

  The Company currently believes its available cash resources will be sufficient to meet its current operating requirements and internal development and integration initiatives. There currently are no other material definitive commitments for future use of the Company's available cash resources; however, management continually evaluates opportunities to expand its operations, which includes internal development of new products and programs and may include additional acquisitions.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

Consolidated Statements of Operations

                                                              Year ended December 31,
                                                       --------------------------------------
                                                          1995          1994         1993
- ---------------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
- ---------------------------------------------------------------------------------------------
Revenues
  Premiums                                             $4,931,355    $3,376,238    $2,782,399
  Management Services and Fees                            579,707       274,616       270,027
  Investment and Other Income                             159,816       118,028        62,776
- ---------------------------------------------------------------------------------------------
    Total Revenues                                      5,670,878     3,768,882     3,115,202
- ---------------------------------------------------------------------------------------------
Operating Expenses
  Medical Costs                                         3,930,933     2,643,107     2,236,588
  Selling, General and Administrative Costs             1,030,906       555,649       491,635
  Depreciation and Amortization                            94,458        64,079        50,628
  Restructuring Charges                                   153,796            --            --
- ---------------------------------------------------------------------------------------------
    Total Operating Expenses                            5,210,093     3,262,835     2,778,851
- ---------------------------------------------------------------------------------------------
Earnings from Operations                                  460,785       506,047       336,351
  Interest Expense                                          (771)       (2,163)       (3,046)
  Merger Costs                                                 --       (35,940)      (14,860)
  Gain on Sale of Subsidiary                                   --            --        14,982
- ---------------------------------------------------------------------------------------------
Earnings Before Income Taxes, Minority Interests
 and Extraordinary Gain                                   460,014       467,944       333,427
  Provision for Income Taxes                             (170,205)     (177,822)     (119,379)
  Minority Interests in Net Earnings of
   Consolidated Subsidiaries                               (3,845)       (1,983)       (1,970)
- ---------------------------------------------------------------------------------------------
Net Earnings Before Extraordinary Gain                    285,964       288,139       212,078
Extraordinary Gain on Sale of Subsidiary,
 net of income taxes of $808,758                               --     1,377,075            --
- ---------------------------------------------------------------------------------------------
Net Earnings                                              285,964     1,665,214       212,078
Convertible Preferred Stock Dividends                       7,188            --            --
- ---------------------------------------------------------------------------------------------
Net Earnings Applicable to Common Shareholders         $  278,776    $1,665,214    $  212,078
- ---------------------------------------------------------------------------------------------
Net Earnings Per Common Share Before Extraordinary
 Gain                                                       $1.57         $1.64         $1.23
Extraordinary Gain Per Common Share                            --          7.86            --
- ---------------------------------------------------------------------------------------------
Net Earnings Per Common Share                               $1.57         $9.50         $1.23
- ---------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
 Outstanding                                              177,443       175,209       171,739
- ---------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Consolidated Balance Sheets

                                                                                                December 31,
                                                                                        ----------------------
                                                                                              1995        1994
- --------------------------------------------------------------------------------------------------------------
                                                               (in thousands, except share and per share data)
- --------------------------------------------------------------------------------------------------------------
Assets
 Current Assets
  Cash and cash equivalents                                                             $  940,110  $1,519,049
  Short-term investments                                                                   863,815     135,287
  Accounts receivable, net of allowances of $27,184 and $12,433                            550,313     167,369
  Assets under management                                                                  309,170          --
  Other                                                                                    203,713      86,510
- --------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                                  2,867,121   1,908,215
 Long-term Investments                                                                   1,274,470   1,115,054
 Goodwill, net of accumulated amortization of $62,066 and $32,651                        1,727,042     278,949
 Property and Equipment, net of accumulated depreciation of $149,514 and $110,834          267,652     162,597
 Intangible and Other Assets, net of accumulated amortization of $14,137 and $22,513        24,701      24,664
- --------------------------------------------------------------------------------------------------------------
   Total Assets                                                                         $6,160,986  $3,489,479
- --------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
 Current Liabilities
  Medical costs payable                                                                 $1,156,421  $  443,559
  Other policy liabilities                                                                 457,528          --
  Accounts payable                                                                          79,796      27,032
  Accrued expenses                                                                         566,770     122,993
  Unearned premiums                                                                        173,481      70,718
- --------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                             2,433,996     664,302
 Long-term Obligations and Minority Interests                                               38,970      29,721
 Convertible Preferred Stock                                                               500,000          --
 Commitments and Contingencies (Note 9)
- --------------------------------------------------------------------------------------------------------------

 Shareholders' Equity
  Common stock, $.01 par value -- 500,000,000 shares authorized;
   175,215,000 and 172,831,000 issued and outstanding                                        1,752       1,728
  Additional paid-in capital                                                               822,429     752,472
  Retained earnings                                                                      2,358,640   2,085,056
  Deferred compensation                                                                         --         (35)
  Net unrealized holding gains (losses) on investments available for sale,
   net of income tax effects                                                                 5,199     (43,765)
- --------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                            3,188,020   2,795,456
- --------------------------------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity                                           $6,160,986  $3,489,479
- --------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

                                                                                                         Net Unrealized
                                                                                                         Holding Gains
                                                                                                          (Losses) on
                                               Common Stock     Additional                                Investments
                                             ----------------    Paid-in      Retained      Deferred       Available
                                             Shares    Amount    Capital      Earnings    Compensation      for Sale        Total
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                 166,073   $1,661    $607,105    $  214,508      $(371)         $     --     $  822,903
    Issuance of Common Stock Pursuant to
      Stock Plans and Related Tax Benefits     3,027       30      52,254            --         26                --         52,310
    Amortization                                  --       --          --            --        237                --            237
    Cash Dividend
      Common Stock ($0.015 per share)             --       --          --        (2,118)        --                --         (2,118)
    Net Earnings                                  --       --          --       212,078         --                --        212,078
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                 169,100    1,691     659,359       424,468       (108)               --      1,085,410
    Issuance of Common Stock Pursuant to
      Stock Plans and Related Tax Benefits     3,731       37      93,113            --         --                --         93,150
    Change in Net Unrealized Holding
      Losses on Investments Available
      for Sale, net of income tax effects         --       --          --            --         --           (43,765)       (43,765)
    Amortization                                  --       --          --            --         73                --             73
    Cash Dividend
      Common Stock ($0.03 per share)              --       --          --        (4,626)        --                --         (4,626)
    Net Earnings                                  --       --          --     1,665,214         --                --      1,665,214
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 172,831    1,728     752,472     2,085,056        (35)          (43,765)     2,795,456
    Issuance of Common Stock Pursuant to
      Stock Plans and Related Tax Benefits     2,384       24      69,957            --         --                --         69,981
    Change in Net Unrealized Holding Gains
      on Investments Available for Sale,
      net of income tax effects                   --       --          --            --         --            48,964         48,964
    Amortization                                  --       --          --            --         35                --             35
    Cash Dividend
      Common Stock ($0.03 per share)              --       --          --        (5,192)        --                --         (5,192)
    Convertible Preferred Stock
      ($14.38 per share)                          --       --          --        (7,188)        --                --         (7,188)
    Net Earnings                                  --       --          --       285,964         --                --        285,964
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 175,215   $1,752    $822,429    $2,358,640      $  --          $  5,199     $3,188,020
- ------------------------------------------------------------------------------------------------------------------------------------

    See notes to consolidated financial statements

Consolidated Statements of Cash Flows

                                                                                  Year ended December 31,
                                                                         ----------------------------------------
                                                                             1995           1994          1993
- -----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
- -----------------------------------------------------------------------------------------------------------------
Operating Activities
    Net Earnings                                                         $   285,964    $ 1,665,214    $ 212,078
    Non Cash Items
        Depreciation and amortization                                         94,458         64,079       50,628
        Non-cash restructuring charges                                       141,137             --           --
        Gain on sales of subsidiaries, net                                        --     (1,377,075)     (14,982)
        Other                                                                 (5,724)        (4,267)      (1,444)
    Net Change in Other Operating Items, net of effects from
      acquisitions and sales of subsidiaries
        Accounts receivable and other current assets                         (25,079)       (24,486)     (45,493)
        Medical costs payable                                                 98,231        (17,931)      91,391
        Accounts payable                                                     (25,854)       (84,324)       4,884
        Accrued expenses                                                    (144,163)       105,757       45,070
        Unearned premiums                                                     15,305           (710)       7,886
- -----------------------------------------------------------------------------------------------------------------
            Cash Flows from Operating Activities                             434,275        326,257      350,018
- -----------------------------------------------------------------------------------------------------------------

Investing Activities
    Cash Received from Sales of Subsidiaries, net of cash surrendered
      and other effects                                                           --      2,298,819       18,412
    Cash Paid for Income Taxes and Transaction Costs Related to Sale
      of Subsidiary                                                               --       (836,253)          --
    Cash Paid for Acquisitions, net of cash assumed and other effects       (969,392)       (51,442)    (102,177)
    Net Purchases of Property and Equipment                                 (109,230)       (79,609)     (68,086)
    Purchases of Investments Available for Sale                           (3,268,664)    (1,334,654)          --
    Maturities/Sales of Investments Available for Sale                     3,306,140        956,808           --
    Purchases of Investments Held to Maturity                                (20,522)       (20,205)          --
    Maturities of Investments Held to Maturity                                14,957          8,005           --
    Purchases of Long-term Investments                                            --             --     (964,314)
    Maturities/Sales of Long-term Investments /1/                                 --             --      607,170
    Net Maturities of Short-term Investments /1/                                  --             --      109,284
    Other                                                                        961         (2,373)     (12,519)
- -----------------------------------------------------------------------------------------------------------------
            Cash Flows from (Used for) Investing Activities               (1,045,750)       939,096     (412,230)
- -----------------------------------------------------------------------------------------------------------------

Financing Activities
    Net Proceeds from Stock Option Exercises                                  41,374         48,609       22,024
    Payment of Long-term Obligations                                          (3,646)       (18,547)     (10,464)
        Common Stock Dividends Paid                                           (5,192)        (4,626)      (2,118)
- -----------------------------------------------------------------------------------------------------------------
            Cash Flows from Financing Activities                              32,536         25,436        9,442
- -----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                            (578,939)     1,290,789      (52,770)
Cash and Cash Equivalents, Beginning of Period                             1,519,049        228,260      281,030
- -----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                 $   940,110    $ 1,519,049    $ 228,260
- -----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

/1/ Does not include the reclassification of the current maturities of long-term investments to short-term investments of $126.6 million in 1993, which are non cash transactions. Also does not include the reclassification of $11.0 million of long-term investments to restricted investments in 1993.

Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
1 Description of Business
- -------------------------------------------------------------------------------

United HealthCare Corporation (the Company) is a national leader in offering health care management services. The Company serves over 40 million covered lives through a broad continuum of health care coverage products and services in all 50 states and Puerto Rico. The Company utilizes a number of core capabilities, including medical information management, health benefit administration, risk assessment and pricing, health benefit design, provider contracting and risk sharing and health care delivery management. The Company provides both comprehensive managed care services, such as health maintenance organizations, insurance and self-funded health care coverage products, and unbundled health care management and cost containment products such as behavioral health services, utilization review services, specialized provider networks and employee assistance programs. On October 2, 1995, the Company completed its acquisition of the MetraHealth Companies, Inc. (MetraHealth), a managed health care coverage company and health insurer (see Note 3). As a result of the MetraHealth acquisition, the Company increased the national scope of its health care coverage business and now has relationships with many of the country's largest companies. The acquisition of MetraHealth enhanced the Company's ability to offer a full range of health care coverage products to all types of customers.

- -------------------------------------------------------------------------------
2 Summary of Significant Accounting Policies
- -------------------------------------------------------------------------------

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations and integration and restructuring reserves relating to the Company's recent acquisitions. These estimates are subject to adjustment as more accurate information becomes available and any such adjustment could be significant.

Revenue Recognition

Premium revenues are recognized in the period in which enrolled members are entitled to receive health care services. Premiums received prior to such period are recorded as unearned premiums. Management services and fee revenues are recognized in the period the related services are performed.

Medical Costs

Medical costs includes claims paid, claims in process and pending, and estimated unreported claims and charges by physicians, hospitals and other health care providers for services rendered to enrolled members during the period. Medical cost adjustments to prior period estimates are reflected in the current period.

Cash and Cash Equivalents and Investments

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of the instruments. Investments with a maturity of less than one year are classified as short-term.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115). The cumulative effect of adopting this statement was not significant.

  Following the criteria set forth in SFAS No. 115, the Company classifies investments held by trustees or agencies pursuant to state regulatory requirements as held to maturity based on the Company's ability and intent to hold these investments to maturity. Such investments are presented at amortized cost. All other investments are classified as available for sale and are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income tax effects. For purposes of calculating realized gains and losses on the sale of investments available for sale, the amortized cost of each investment sold is used. The Company has no investments it classifies as trading securities.

Assets Under Management

In connection with its 1995 acquisition of MetraHealth, the Company is administering certain aspects of the health care operations of MetraHealth's predecessor companies related to business expected to be conveyed to the Company during 1996 pursuant to agreements effected in conjunction with the initial formation of MetraHealth. Upon conveyance to the Company, the associated assets will be invested in marketable securities in accordance with the Company's investment policy.

Other Policy Liabilities

Other policy liabilities principally relate to experience-rated indemnity products written by MetraHealth or its predecessor companies and are primarily comprised of retrospective rate credit reserves and customer balances.

  Retrospective rate credit reserves represent premiums received in excess of claims and expenses charged under eligible contracts. Reserves established for closed policy years are based on actual experience while reserves for open years are based on estimates of premiums, claims and expenses incurred.

  Customer balances consist principally of deposit accounts and reserves which have accumulated under certain experience-rated contracts. At the customer's option, these balances may be returned to the customer or may be used to pay future premiums or claims under certain eligible contracts.

Long-Lived Assets

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Following the criteria set forth in SFAS No. 121, long-lived assets to be held are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with the long-lived asset. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any costs associated with its disposition. The principles of SFAS No. 121 were applied in determining the restructuring charges recorded in the fourth quarter of 1995 (see Note 4).

Goodwill

Goodwill represents costs in excess of net assets of businesses acquired which are amortized on a straight-line basis over periods not exceeding 40 years. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the respective assets ranging from 3 to 30 years.

Intangible and Other Assets

Intangible and other assets consist principally of costs incurred in connection with the development of computer software applications to support the management services provided by the Company. These costs are amortized using the straight-line method over their estimated useful lives or five years, whichever is shorter.

Income Taxes

Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year reported.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes." The cumulative effect of adopting this statement and its impact on the Company's consolidated results of operations was not significant.

Net Earnings Per Common Share

Net earnings per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of outstanding stock options. The convertible preferred stock is not considered a common stock equivalent for purposes of determining primary earnings per share.

Reclassifications

Certain 1994 and 1993 amounts in the consolidated financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net earnings or shareholders' equity as previously reported.

- -------------------------------------------------------------------------------
3 Acquisitions and Dispositions
- -------------------------------------------------------------------------------

Acquisitions

On February 1, 1996, the Company signed a definitive agreement to acquire HealthWise of America, Inc. (HealthWise), a health care management company based in Nashville, Tennessee, currently serving 144,000 members in several states. Terms of the agreement call for the Company to issue approximately 4.3 million shares of common stock in exchange for all the outstanding shares of HealthWise. Completion of the merger, which is subject to regulatory and other approvals, is expected in the second quarter of 1996. At such time, the transaction will be accounted for as a pooling of interests.

  On November 28, 1995, the Company signed a definitive agreement to acquire PHP, Inc. (PHP), a health plan based in Greensboro, North Carolina, currently serving 117,000 members. Terms of the agreement call for the Company to issue approximately 2.4 million shares of common stock in exchange for all the outstanding shares of PHP. Completion of the merger, which is subject to regulatory and other approvals, is expected in the first quarter of 1996. At such time, the transaction will be accounted for as a purchase.

  The Company acquired MetraHealth on October 2, 1995. MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Group. At the time of acquisition, MetraHealth served over 10 million individuals, including 5.9 million in network-based care programs, 469,000 of whom were health plan members. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price has been allocated to assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price and costs associated with the acquisition exceeded the estimated fair value of net assets acquired by $992.2 million which have been allocated to certain identified intangible assets and goodwill. These identified intangible assets and goodwill are being amortized on a straight-line basis over useful lives deemed appropriate by management based on their best current judgment. The purchase price allocation and the useful lives assigned to intangible assets and goodwill may be adjusted upon completion of the final valuations of MetraHealth's assets and liabilities and the effect of any such adjustment could be significant.

  The total purchase price of the acquisition was $1.09 billion in cash and $500.0 million of convertible preferred stock, for a total consideration at closing of $1.59 billion. In addition, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout in excess of the initial $1.59 billion may, at the Company's sole discretion, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. Moreover, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years. Any additional consideration paid pursuant to these arrangements will be reflected as additional goodwill.

  On January 3, 1995, the Company completed its acquisition of GenCare Health Systems, Inc. (GenCare), a health plan based in St. Louis, Missouri, which served 230,000 members at the time of acquisition. The total purchase price of the acquisition was $515.4 million in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the estimated fair value of net assets acquired by $476.0 million.

  Had the MetraHealth and GenCare acquisitions occurred on January 1, 1994, combined unaudited pro forma results for the years ended December 31, 1995 and 1994, would have been: revenues -- $8.71 and $8.21 billion; net earnings before restructuring charges and extraordinary gain -- $449.6 and $399.9 million and net earnings per common share before restructuring charges and extraordinary gain -- $2.53 and $2.28.

  On May 31, 1994, the Company's acquisition of Complete Health Services, Inc. (Complete Health) was completed. Complete Health, based in Birmingham, Alabama, owned or operated health plans in Alabama, Louisiana, Tennessee, Arkansas, Georgia, Mississippi and Florida which served 272,000 members at the time of acquisition. In connection with the transaction, the Company issued 5,038,000 shares of common stock in exchange for all the outstanding common and preferred shares of Complete Health.

  Also on May 31, 1994, the Company's acquisition of Ramsay-HMO, Inc. (Ramsay) was completed. Ramsay, based in Coral Gables, Florida, owned and operated a predominantly staff model health plan serving 177,000 members in South and Central Florida at the time of acquisition. In connection with the transaction, the Company issued 11,176,000 shares of common stock in exchange for all the outstanding common shares of Ramsay.

  In connection with the Complete Health and Ramsay acquisitions, the Company incurred nonrecurring, non-operating merger costs of $35.9 million. Each acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and notes thereto include the results of Complete Health and Ramsay for all periods presented.

  On August 31, 1993, the Company acquired HMO America, Inc. (HMOA), the parent company of a health plan in Chicago, Illinois, which served 290,000 members at the time of acquisition. In connection with the transaction, the Company issued 13,128,000 shares of common stock in exchange for all the outstanding common and preferred shares of HMOA and incurred nonrecurring, non-operating merger costs of $14.9 million. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements and notes thereto include the results of HMOA for all periods presented.

  Effective January 29, 1993, the Company acquired all of the issued and outstanding common stock of Western Ohio Health Care Corporation, a health plan in Dayton, Ohio, which served 182,600 members at the time of acquisition. The total purchase price of the acquisition was $100.1 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in cost in excess of net assets acquired of $76.3 million.

Dispositions

On May 27, 1994, the Company completed the sale of 100% of the outstanding common stock of Diversified Pharmaceutical Services, Inc. (Diversified), then a wholly owned subsidiary of the Company, to SmithKline Beecham Corporation (SmithKline), the U.S. operating subsidiary of London-based SmithKline Beecham plc., a pharmaceutical manufacturer. In connection with the sale, the Company received $2.3 billion in cash and recognized a $1.38 billion extraordinary gain after transaction costs and income taxes. Under a six-year management services agreement, SmithKline will pay the Company a management fee for certain administrative and management services to be provided by the Company to Diversified and for exclusive rights among pharmaceutical and medical diagnostic companies to access certain data utilized in Diversified's ongoing business. During the same six-year period, Diversified and SmithKline also will provide the Company, subject to competitive cost and quality considerations, the Diversified drug benefit management services that the Company requires in its health plan and other operations. At the end of the six-year period, the parties will consider continuation of the contract.

  Had the Diversified sale occurred on January 1, 1993, combined unaudited pro forma results for the years ended December31, 1994 and 1993, excluding the extraordinary gain on such sale, would have been: revenues -- $3.74 billion and $3.08 billion; net earnings -- $275.5 million and $192.5 million; net earnings per common share -- $1.57 and $1.12. These pro forma results include the estimated effects on the Company's operations of the management services agreement between the Company and SmithKline but do not take into consideration any reinvestment of the net proceeds from the sale. These pro forma results also include non-operating merger costs related to the Complete Health and Ramsay acquisitions.

  On July 30, 1993, the Company completed the sale of its 26,800 member United HealthCare of Iowa, Inc. subsidiary, for which it received $19.8 million. As a result of the transaction, a one time, non-operating gain of $15.0 million was recognized in 1993.

- -------------------------------------------------------------------------------
4 Restructuring Charges
- -------------------------------------------------------------------------------

In connection with its acquisition of MetraHealth, the Company developed a comprehensive plan to integrate the business activities of the combined companies (the Plan). The Plan encompasses, among other matters, the disposition, discontinuance and restructuring of certain businesses and product lines, and the recognition of certain asset impairments. In the fourth quarter of 1995, the Company recorded $153.8 million in restructuring charges associated with the Plan.

  The restructuring charges include $102.3 million for activities under the Plan which are expected to be completed through 1996 and $51.5 million for asset impairment. The restructuring charges do not cover certain aspects of the Plan, including new information systems, anticipated operating losses from businesses to be discontinued, employee relocation and training. These costs will be recognized in future periods as incurred.

  The charges included $24.0 million for severance and outplacement costs which are based on the projected impact of the Plan on employment levels. The Company expects approximately 800 positions to be eliminated over the next 12 months under the restructuring efforts. During the fourth quarter of 1995, 96 positions were eliminated which resulted in severance and outplacement payments of $2.4 million.

  Also included in the restructuring charges is a $58.1 million provision representing costs associated with the termination of certain contracts and the elimination of certain products, networks and systems related to changes in strategies resulting from the MetraHealth acquisition. Expenditures related to these activities of $8.7 million were incurred during the fourth quarter of 1995.

  The restructuring charges also included a $20.2 million provision for property and lease discontinuances at certain office locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. During the fourth quarter of 1995, the Company paid $1.5 million related to the closing of three office locations.

  The restructuring charges reflect management's best estimates of the costs to be incurred in executing the Plan. These estimates will continue to be refined until the Plan is complete.

5 Cash and Investments

As of December 31, 1995 and 1994, the amortized cost, gross unrealized holding gains and losses, and fair value of the Company's cash and investments were as follows (in thousands):

                                                          Gross        Gross
                                                        Unrealized   Unrealized
                                            Amortized    Holding       Holding       Fair
1995                                          Cost        Gains        Losses       Value
- --------------------------------------------------------------------------------------------
Cash and Cash Equivalents                  $  940,110     $    --     $      --   $  940,110
- --------------------------------------------------------------------------------------------
Investments Available for Sale
 U.S. Government and Agency                   665,904       6,187       (11,465)     660,626
 State and State Agency                       263,922       3,310           (82)     267,150
 Municipalities and Local Agency              251,631       3,077          (213)     254,495
 Corporate Bonds                              868,855       8,839        (1,400)     876,294
 Other                                         35,111          --            --       35,111
- --------------------------------------------------------------------------------------------
   Total Investments Available for Sale     2,085,423      21,413       (13,160)   2,093,676
- --------------------------------------------------------------------------------------------
Investments Held to Maturity
 U.S. Government and Agency                    26,030         357           (43)      26,344
 State and State Agency                         5,991          90            --        6,081
 Municipalities and Local Agency                1,258          98            --        1,356
 Corporate Bonds                                9,273          --            (7)       9,266
 Other                                          2,057          76            --        2,133
- --------------------------------------------------------------------------------------------
   Total Investments Held to Maturity          44,609         621           (50)      45,180
- --------------------------------------------------------------------------------------------
   Total Cash and Investments              $3,070,142     $22,034      $(13,210)  $3,078,966
- --------------------------------------------------------------------------------------------
                                                            Gross       Gross
                                                          Unrealized  Unrealized
                                            Amortized      Holding     Holding       Fair
1994                                          Cost          Gains      Losses       Value
- --------------------------------------------------------------------------------------------
Cash and Cash Equivalents                  $1,519,049        $ --      $     --   $1,519,049
- --------------------------------------------------------------------------------------------
Investments Available for Sale
 U.S. Government and Agency                   393,776          19       (48,923)     344,872
 State and State Agency                       414,079         158       (10,404)     403,833
 Municipalities and Local Agency              408,433         262        (9,932)     398,763
 Corporate Bonds                               48,320          14        (1,787)      46,547
 Other                                         34,404           1            (1)      34,404
- --------------------------------------------------------------------------------------------
   Total Investments Available for Sale     1,299,012         454       (71,047)   1,228,419
- --------------------------------------------------------------------------------------------
Investments Held to Maturity
 U.S. Government and Agency                    11,876          14          (413)      11,477
 State and State Agency                         4,801           1          (121)       4,681
 Municipalities and Local Agency                1,262          43            --        1,305
 Corporate Bonds                                2,573          --            --        2,573
 Other                                          1,410          --            --        1,410
- --------------------------------------------------------------------------------------------
   Total Investments Held to Maturity          21,922          58          (534)      21,446
- --------------------------------------------------------------------------------------------
   Total Cash and Investment               $2,839,983        $512    $  (71,581)  $2,768,914
- --------------------------------------------------------------------------------------------

As of December 31, 1995, the contractual maturities of the Company's cash and investments were as follows (in thousands):

Years to Maturity
                                    Less Than     One to     Over Five to   Over Ten
                                     One Year   Five Years     Ten Years     Years
- ------------------------------------------------------------------------------------
At Amortized Cost:
  Cash and Cash Equivalents         $  940,110    $     --      $     --     $    --
  Investments Available for Sale       862,082     847,127       284,325      91,889
  Investments Held to Maturity          17,369      25,291         1,864          85
- ------------------------------------------------------------------------------------
    Total Cash and Investments      $1,819,561    $872,418      $286,189     $91,974
- ------------------------------------------------------------------------------------
At Fair Value:
  Cash and Cash Equivalents         $  940,110    $     --      $     --     $    --
  Investments Available for Sale       863,815     858,105       286,607      85,149
  Investments Held to Maturity          17,455      25,682         1,970          73
- ------------------------------------------------------------------------------------
    Total Cash and Investments      $1,821,380    $883,787      $288,577     $85,222
- ------------------------------------------------------------------------------------

  Mortgage backed securities which do not have a single maturity date have been presented in the above tables based on their estimated maturity dates.

At December 31, 1995, approximately $2.29 billion of the Company's cash and investments were restricted under various state regulations which require certain of the Company's subsidiaries to retain cash generated from their operations. In addition, investments of $44.6 million at December 31, 1995, were held by trustees or state regulatory agencies to ensure adequate financial reserves exist as required by state regulatory agencies. Investment income earned on these investments accrues to the Company.


- --------------------------------------------------------------------------------
6 Convertible Preferred Stock
- --------------------------------------------------------------------------------

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized for issuance. In conjunction with its acquisition of MetraHealth, the Company designated a series of 500,000 shares as 5.75% Series A Convertible Preferred Stock ("Preferred Stock"). This Preferred Stock was issued to certain former shareholders of MetraHealth as a portion of the total consideration of the MetraHealth acquisition (see Note 3).

  Preferred Stock dividends are fully cumulative and are payable quarterly at the rate of 5.75% per annum from available funds. The dividends related to 1995 were paid in January 1996.

  At the option of the shareholders, the Preferred Stock may be redeemed anytime after October 1, 1998, at certain defined redemption rates. Each shareholder has the right to convert the Preferred Stock into shares of the Company's common stock at predetermined conversion prices at any time. The Preferred Stock is subject to mandatory redemption no later than October 1, 2005.

- --------------------------------------------------------------------------------
7 Shareholders' Equity
- --------------------------------------------------------------------------------

Dividends

On February 13, 1996, the Company's Board of Directors approved an annual dividend for 1996 of $0.03 per share to holders of the Company's common stock. This dividend will be paid on April 15, 1996, to shareholders of record at the close of business on April 3, 1996.

Regulatory Requirements

The Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 1995, all of the Company's regulated subsidiaries were in compliance with these requirements.

Stock Grants and Options

The Company has stock and incentive plans (Stock Plans) for the benefit of all eligible employees of the Company and its subsidiaries. As of December 31, 1995, the Stock Plans allow for the future granting of up to 1,032,000 shares as incentive or non-qualified stock options, stock appreciation rights, restricted stock awards and performance awards to employees of the Company.

  In 1995 the Company adopted the Non-Employee Director Stock Option Plan (the 1995 Plan) to benefit individuals on the Company's Board of Directors who are not employees of the Company. Up to 350,000 shares of the Company's common stock may be issued under the terms of the 1995 Plan. As of December 31, 1995, up to 245,000 non-qualified stock options were available for future grants under the 1995 Plan.

Stock Option Transactions

                                                    1995          1994           1993
- ------------------------------------------------------------------------------------------
                                                             (shares in thousands)
- ------------------------------------------------------------------------------------------
Outstanding, beginning of year                        11,509         12,692         10,292
 Granted                                               6,792          3,392          5,462
 Exercised                                            (2,168)        (3,509)        (2,615)
 Forfeited                                            (1,206)        (1,066)          (447)
- ------------------------------------------------------------------------------------------
Outstanding, end of year                              14,927         11,509         12,692
- ------------------------------------------------------------------------------------------
Exercisable                                            4,542          3,554          4,361
Price Range:
 Exercisable Shares                             $0.88--53.88   $0.88--49.50   $0.61--28.44
 Exercised Shares                               $1.00--44.38   $0.61--38.63   $0.30--15.53
- ------------------------------------------------------------------------------------------

  The Company recorded $28.6 million, $44.5 million and $30.3 million in 1995, 1994 and 1993, respectively, to additional paid-in capital to reflect the tax benefit received by the Company upon the exercise of non-qualified stock options and the vesting of restricted stock.

Employee Stock Ownership Plan

The Company has an unleveraged Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees of the Company and its subsidiaries. Company contributions to the ESOP are made at the discretion of the Board of Directors. Contributions of $1.25 million, $2.0 million and $1.0 million in the years ended December 31, 1995, 1994 and 1993, respectively, have been made to the ESOP.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (ESPP) enables employees of the Company to subscribe for shares of common stock on semiannual offering dates at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the semiannual period. Employee contributions to the ESPP were $7.0 million, $5.8 million and $3.3 million for 1995, 1994 and 1993. Pursuant to the ESPP, 216,000, 145,000 and 67,000 shares were issued to employees during 1995, 1994 and 1993. As of December 31, 1995, 39,000 shares are available for future issuances. The Company's Board of Directors has approved the reservation of 4 million additional shares to be issued under the ESPP, subject to shareholder approval at the Company's annual meeting in May 1996.

- --------------------------------------------------------------------------------
8 Income Taxes
- --------------------------------------------------------------------------------

Components of the Provision for Income Taxes

                                                   Year Ended December 31,
                                                ------------------------------
                                                  1995       1994       1993
- ------------------------------------------------------------------------------
                                                       (in thousands)
- ------------------------------------------------------------------------------
Current
 Federal                                        $182,483   $166,893   $106,575
 State                                            26,724     22,495     19,469
- ------------------------------------------------------------------------------
  Total Current                                  209,207    189,388    126,044
Deferred                                         (39,002)   (11,566)    (6,665)
- ------------------------------------------------------------------------------
  Total Provision                               $170,205   $177,822   $119,379
- ------------------------------------------------------------------------------

Reconciliation of Statutory to
Effective Income Tax Rate

                                                  Year Ended December 31,
                                             ----------------------------------
                                             1995           1994           1993
- -------------------------------------------------------------------------------
Federal statutory rate                       35%            35%            35%
State income taxes, net of
 federal benefit                              3              3              4
Tax-exempt investment income                 (3)            (2)            (2)
Intangible Amortization                       2              1              1
Other, net                                   --              1             (2)
- -------------------------------------------------------------------------------
 Effective Income Tax Rate                   37%            38%            36%
- -------------------------------------------------------------------------------

Components of Deferred Income Tax
Assets and Liabilities

                                                      December 31,
                                                -----------------------
                                                  1995           1994
- -----------------------------------------------------------------------
Deferred Income Tax Assets:
 Severance and deferred compensation            $ 24,743        $ 1,710
 Impaired assets reserves                         23,099             --
 Development costs                                18,455             --
 Medical costs payable                            16,702         15,790
 Facility consolidation reserves                  16,562             --
 Unearned premiums                                10,771            759
 Depreciation                                      8,930            209
 Other restructuring reserves                      7,565             --
 Loss reserve discounting                          7,411          2,619
 Intangible amortization                           6,501             --
 Bad debt allowance                                4,433          4,093
 Accrued expenses                                  4,238          1,701
 Self insurance                                    4,170            833
 Other                                             2,667          5,957
 Federal tax carryovers                            1,130          2,291
 Unrealized losses on investments
  available for sale                                  --         26,825
 Integration expenses                                 --          9,159
- -----------------------------------------------------------------------
 Total Deferred Income Tax Assets                157,377         71,946
- -----------------------------------------------------------------------
Valuation Allowance                               (1,130)        (2,291)
- -----------------------------------------------------------------------
Deferred Income Tax Liabilities:
 Development costs                                    --         (9,426)
 Unrealized gains on investments
  available for sale                              (3,055)            --
- -----------------------------------------------------------------------
 Total Deferred Income Tax Liabilities            (3,055)        (9,426)
- -----------------------------------------------------------------------
Net Deferred Income Tax Assets                  $153,192        $60,229
- -----------------------------------------------------------------------

  Deferred income tax assets, net of the valuation allowance, are included in other current assets and deferred income tax liabilities are included in other long-term obligations in the accompanying consolidated balance sheets. The change in net deferred income taxes is primarily the result of the deferred income tax benefit for the year ended December 31, 1995, the income tax effects of net unrealized holding gains on investments available for sale and net deferred income taxes assumed with the Company's 1995 acquisitions.

  Income taxes paid were $189.7 million, $935.0 million ($801.7 million attributable to the sale of Diversified), and $90.8 million in 1995, 1994 and 1993.

  The Company's consolidated income tax returns for fiscal years 1993, 1992 and 1991 are currently under examination by the Internal Revenue Service. The Company believes any adjustments which may result from this examination would not have a significant impact on its consolidated operating results or financial position.

- ------------------------------------------------------------------------------
9 Commitments and Contingencies
- ------------------------------------------------------------------------------

Leases

The Company leases facilities, computer hardware and other equipment under long-term operating leases which are noncancellable and expire on various dates through 2011. Rent expense under all operating leases was $61.0 million, $41.4 million and $33.0 million for 1995, 1994 and 1993.

  At December 31, 1995, future minimum annual lease payments under all noncancellable operating leases are as follows (in thousands):

 1996         1997         1998         1999         2000        Thereafter
- ------------------------------------------------------------------------------
$85,119      $62,952      $54,489      $38,380      $14,110        $20,699
- ------------------------------------------------------------------------------

Service Agreements

On November 16, 1995, a subsidiary of the Company signed a 10-year contract with a third party for information technology services. Under terms of the contract the third party will assume responsibility for the subsidiary's data center operations and support. Future payments under the contract are estimated to be $540.0 million; however, the actual timing and amount of payments will vary based on usage.

Legal Proceedings

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Business Risks

Certain factors relating to the industry in which the Company operates and the Company's business should be carefully considered. The Company's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state levels. While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected.

  Recent trends in health care prices and utilization have moderated, but there can be no assurance that they will not again increase at a more rapid pace. If health care costs do begin to increases more rapidly, there can be no assurance that the Company will be able to meet its goal of maintaining price increases at least sufficient to cover increases in health care costs.

  Also, the Company operates in a highly competitive industry which has seen significant consolidation over the past few years. The current competitive markets in certain areas may limit the Company's ability to price its products at levels the Company believes appropriate. These competitive factors could adversely affect the Company's financial results.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. The Company's investments in marketable securities are managed by professional investment managers within guidelines established by the board of directors which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1995, the Company had no significant concentrations of credit risk.

- -------------------------------------------------------------------------------
10 Recently Issued Accounting Standards
- -------------------------------------------------------------------------------

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to adopt a fair value based method of accounting for employee stock options. It also allows companies to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and present pro forma disclosures of net earnings and earnings per share as if a fair value based method of accounting had been applied. The Company will adopt SFAS No. 123 in 1996 and expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. As a result, SFAS No. 123 will not have a material impact on the Company's results of operations or financial position. The Company's stock option plans are generally fixed plans, as defined under APB No. 25, and accordingly, stock options issued under the Company's plans have no intrinsic value at the grant date.

- -------------------------------------------------------------------------------
11 Quarterly Financial Data (unaudited)
- -------------------------------------------------------------------------------

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1995 and 1994:

                                                                               Quarters Ended
                                                        ----------------------------------------------------------
                                                         March 31        June 30       September 30    December 31
- ------------------------------------------------------------------------------------------------------------------
1995
Revenues                                                $1,103,835      $1,157,945      $1,215,536      $2,193,562
Operating Expenses                                         960,744       1,014,064       1,064,968       2,170,317/2/
Net Earnings                                                89,432          89,879          93,670          12,983/2/
Net Earnings Applicable to Common Shareholders              89,432          89,878          93,670           5,796
Net Earnings Per Common Share                           $     0.51      $     0.51      $     0.53      $     0.03/2/
Weighted Average Number of Common Shares Outstanding       176,403         176,304         177,070         179,478
- ------------------------------------------------------------------------------------------------------------------
1994
Revenues                                                $  903,556      $  939,465      $  956,834      $  969,027
Operating Expenses                                         788,847         816,812         825,370         831,806
Net Earnings Before Extraordinary Gain                      70,398          52,656/1/       80,842          84,243
Extraordinary Gain on Sale of Subsidiary, net                   --       1,377,075              --              --
Net Earnings                                                70,398       1,429,731          80,842          84,243
Net Earnings Per Share
 Earnings Before Extraordinary Gain                           0.40            0.30/1/         0.46            0.48
 Extraordinary Gain                                             --            7.85              --              --
 Net Earnings Per Share                                 $     0.40      $     8.15      $     0.46      $     0.48
Weighted Average Number of Common Shares Outstanding       174,507         175,490         176,038         176,573
- ------------------------------------------------------------------------------------------------------------------

/1/ Excluding merger costs of $35.9 million ($22.3 million after income taxes, or $0.13 per common share) incurred in connection with the Company's May 1994 acquisitions of Complete Health Services, Inc. and Ramsay-HMO, Inc., 1994 net earnings per share before extraordinary gain would have been $74.9 million, or $0.43 per common share.

/2/ Excluding fourth quarter restructuring charges of $153.8 million ($96.9 million after tax, or $0.54 per common share) associated with The MetraHealth Companies, Inc. acquisition, net earnings for the three month period ending December 31, 1995 would have been $109.9 million, or $0.57 per common share.

- -------------------------------------------------------------------------------

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Shareholders and Directors of
United HealthCare Corporation:

We have audited the accompanying consolidated balance sheets of United HealthCare Corporation (a Minnesota Corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 financial statements of Complete Health Services, Inc. or Ramsay-HMO, Inc., companies acquired during 1994, in transactions accounted for as poolings of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of United HealthCare Corporation and reflect total revenues of 18.9 percent in 1993, of the related consolidated total. The aforementioned financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for those entities, is based soley upon the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United HealthCare Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                     Arthur Andersen LLP
Minneapolis, Minnesota
February 29, 1996



REPORT OF MANAGEMENT

The management of United HealthCare Corporation is responsible for the integrity and objectivity of the consolidated financial statements and other financial information contained in this annual report. The consolidated financial statements and related information were prepared in accordance with generally accepted accounting principles and include some amounts that are based on management's best estimates and judgments.

  To meet its responsibility, management depends on its accounting systems and related internal accounting controls. These systems are designed to provide reasonable assurance, at an appropriate cost, that financial records are reliable for use in preparing financial statements and that assets are safeguarded. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis. Internal auditors review the accounting practices, systems of internal control, and compliance therewith.

  The Audit Committee of the Board of Directors, composed entirely of directors who are not employees of the Company, meets periodically and privately with the Company's independent public accountants and its internal auditors, as well as management, to review accounting, auditing, internal control, financial reporting and other matters.

William W. McGuire, M.D.
President, Chairman and Chief Executive Officer

David P. Koppe
Chief Financial Officer


- --------------------------------------------------------------------------------

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

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

     The information included under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, is incorporated herein by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under separate caption.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           ---------------------------------------------------------
                                 AND MANAGEMENT
                                 --------------

     The Information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     Information with respect to certain relationships and related transactions appearing under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, is incorporated herein by reference.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  1.   Financial Statements
          --------------------

     The following consolidated financial statements of the Company are included:

     Consolidated Statements of Operations for the Three Years Ended December 31, 1995.

     Consolidated Balance Sheets at December 31, 1995 and 1994.

     Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 1995.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995.

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

4 Certificate of Designations for 5.75% Series A Convertible Preferred Stock (See Exhibit 3(a)).

*10(a) Employment Agreement dated as of January 1, 1993, between United HealthCare Corporation and William W. McGuire, M.D. (Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

*10(b) Employment Agreement dated as of January 6, 1996 between United HealthCare Corporation and William W. McGuire, M.D.

*10(c) United HealthCare Corporation 1985 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

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

*10(h)    United HealthCare Corporation 1996 Executive Savings Plan.

*10(i)    United HealthCare Corporation 1996 Management Incentive Compensation
          Plan.

10(j) Employment Agreement, dated as of November 1, 1994, between United HealthCare Corporation and Jeannine Rivet. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1994).

*10(k) Restated Employment Agreement dated as of May 27, 1994, between United HealthCare Corporation and Travers H. Wills. (Incorporated by reference to Exhibit 99.1 to the Company's Interim Report on Form 8-K dated May 27, 1994).

10(l) Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and Kevin H. Roche. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(m) Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and Michael Mooney.

*10(n) Employment Agreement dated as of December 1, 1994, between United HealthCare Corporation and David P. Koppe. (Incorporated be reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(o) Employment Agreement dated as of November 1, 1994 between United HealthCare Corporation and Sheila T. Leatherman. (Incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(p) Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and James Conto. (Incorporated by reference to
          Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(q) Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and James G. Carlson (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10(r) Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and Elliot Gerson (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*10(s) Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and Allen Wise (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

+10(t) Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995.

10(u) Agreement and Plan of Merger By and Among United HealthCare Corporation, UHC Blue Acquisition, Inc., GenCare Health Systems, Inc. and General American Life Insurance Company dated as of September 11, 1994. (Incorporated by reference to Exhibit 2 to Company's Schedule 13-D in connection with issuer GenCare Health Systems, Inc., filed September 21, 1994).

*10(v) United HealthCare Corporation Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for year ended December 31, 1994).

10(w)     Letter Agreement between The MetraHealth Companies, Inc. and Kennett
          L. Simmons dated as of October 2, 1995.

*10(x) Consulting Agreement between The MetraHealth Companies, Inc. and Kennett L. Simmons dated as of October 2, 1995.

11        Statement regarding computation of per share earnings.

21        Subsidiaries of the Registrant.

23        Consent of Independent Public Accountants.

24        Powers of Attorney.

27        Financial Data Schedule. (E.D.G.A.R. version only)


+Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10(t) have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibit Number                      Description
- --------------                      -----------


* Denotes compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item
601(b)(10)(iii)(A) of Regulation S-K.

(b)  Reports on Form 8-K
     -------------------

     The following reports on Form 8-K were filed during the fourth quarter of 1995 and through March 29, 1996:

     The Company filed a Current Report on Form 8-K dated October 2, 1995. The items reported on this filing were Items 2 and 7 concerning the Company's acquisition of The MetraHealth Companies, Inc.

     The Company filed a Current Report on Form 8-K dated November 2, 1995. The only item reported on this filing was Item 5 concerning the Company's announcement of its financial results for the quarter ended September 30, 1995.

     The Company filed a Current Report on Form 8-K dated February 1, 1996. The only item reported on this filing was Item 5 concerning the Company's acquisition of HealthWise of America, Inc.

     The Company filed a Current Report on Form 8-K dated February 29, 1996. The only item reported on this filing was Item 5 concerning the Company's announcement of its financial results for the quarter and year ended December 31, 1995.


(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996

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


By  /s/ William W. McGuire, M.D.                Dated:  March 29, 1996
    ----------------------------
      William W. McGuire, M.D.
    Director, Chief Executive Officer
    (principal executive officer)


By  /s/ David P. Koppe                          Dated:  March 29, 1996
    ----------------------------
    David P. Koppe
    Chief Financial Officer
    (principal financial and
      accounting officer)


By               *                              Dated:  March 29, 1996
    ----------------------------
    William C. Ballard, Jr.
    Director


By               *                              Dated:  March 29, 1996
    ----------------------------
    Richard T. Burke
    Director


By               *                              Dated:  March 29, 1996
    ----------------------------
    James A. Johnson
    Director


By               *                              Dated:  March 29, 1996
    ----------------------------
    Thomas H. Kean
    Director

By              *                               Dated:  March 29, 1996
    ----------------------------
    Douglas W. Leatherdale
    Director


By              *                               Dated:  March 29, 1996
    ----------------------------
    Elizabeth J. McCormack
    Director


By              *                               Dated:  March 29, 1996
    ----------------------------
    James L. Seiberlich
    Director


By              *                               Dated:  March 29, 1996
    ----------------------------
    William G. Spears
    Director

By              *                               Dated:  March 29, 1996
    ----------------------------
    Kennett L. Simmons
    Director

By              *                               Dated:  March 29, 1996
    ----------------------------
    Gail R. Wilensky
    Director


*By /s/ William W. McGuire, M.D.                Dated:  March 29, 1996
    ----------------------------
    William W. McGuire, M.D.
    As Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number    Description                                                           Page Number
- --------------    -----------                                                           -----------
3(a)              Copy of the Company's Second Restated Articles of
                  Incorporation.                                                            --

3(b)              Copy of the Company's Restated Bylaws, as amended.
                  (Incorporated by reference to Exhibit 3 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1991).

4                 Certificate of Designations for 5.75% Series A Convertible
                  Preferred Stock (See Exhibit 3(a)).

*10(a)            Employment Agreement dated as of January 1, 1993, between
                  United HealthCare Corporation and William W. McGuire, M.D.
                  (Incorporated by reference to Exhibit 10(a) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993).

*10(b)            Employment Agreement dated as of January 6, 1996 between                  --
                  United HealthCare Corporation and William W. McGuire, M.D.

*10(c) United HealthCare Corporation 1985 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993).

*10(d)            United HealthCare Corporation 1987 Supplemental Stock Option
                  Plan. (Incorporated by reference to Exhibit 10(d) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993).

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

*10(h)            United HealthCare Corporation 1996 Executive Savings Plan.

*10(i)            United HealthCare Corporation 1996 Management Incentive                   --
                  Compensation Plan.

10(j)             Employment Agreement, dated as of November 1, 1994, between
                  United HealthCare Corporation and Jeannine Rivet. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1994).


*10(k) Restated Employment Agreement dated as of May 27, 1994, between United HealthCare Corporation and Travers H. Wills.
                  (Incorporated by reference to Exhibit 99.1 to the Company's
                  Interim  Report on Form 8-K  dated May 27, 1994).

10(l)             Employment Agreement dated as of November 1, 1994, between
                  United HealthCare Corporation and Kevin H. Roche. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(m)             Employment Agreement dated as of November 1, 1994, between                --
                  United HealthCare Corporation and Michael Mooney.

*10(n)            Employment Agreement dated as of December 1, 1994, between
                  United HealthCare Corporation and David P. Koppe. (Incorporated be reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(o)             Employment Agreement dated as of November 1, 1994 between
                  United HealthCare Corporation and Sheila T. Leatherman.
                  (Incorporated by reference to Exhibit 10(r) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994).

10(p)             Employment Agreement dated as of November 1, 1994, between
                  United HealthCare Corporation and James Conto. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(q)            Employment Agreement effective as of October 2, 1995 between
                  United HealthCare Corporation and James G. Carlson
                  (Incorporated by reference to Exhibit 10(a) to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1995).

10(r)             Employment Agreement effective as of October 2, 1995 between
                  United HealthCare Corporation and Elliot Gerson  (Incorporated by
                  reference to Exhibit 10(b) to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1995).

*10(s)            Employment Agreement effective as of October 2, 1995 between
                  United HealthCare Corporation and Allen Wise (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on

                   Form 10-Q for the quarter ended September 30, 1995).

+10(t)             Information Technology Services Agreement between The                     --
                   MetraHealth Companies, Inc. and Integrated Systems Solutions
                   Corporation dated as of November 1, 1995.

 10(u)             Agreement and Plan of Merger By and Among United HealthCare
                   Corporation, UHC Blue Acquisition, Inc., GenCare Health Systems,
                   Inc. and General American Life Insurance Company dated as of
                   September 11, 1994.  (Incorporated by reference to Exhibit 2 to
                   Company's Schedule 13-D in connection with issuer GenCare
                   Health Systems, Inc., filed September 21, 1994.)

*10(v)             United HealthCare Corporation Nonemployee Director Stock
                   Option Plan.  (Incorporated by reference to Exhibit 10(x) to the
                   Company's Annual Report on Form 10-K for year ended December
                   31, 1994).

 10(w)             Letter Agreement between The MetraHealth Companies, Inc. and              --
                   Kennett L. Simmons dated as of October 2, 1995.

*10(x)             Consulting Agreement between The MetraHealth Companies, Inc.              --
                   and Kennett L. Simmons dated as of October 2, 1995.

 11                Statement regarding computation of per share earnings.                    --

 21                Subsidiaries of the Registrant.                                           --

 23                Consent of Independent Public Accountants.                                --

 24                Powers of Attorney.

 27                Financial Data Schedule. (E.D.G.A.R. version only)                        --

+Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10(t) have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.