Form 10-Q
period 1996-03-31
UNITED HEALTHCARE CORP
filed 1996-05-15
CIK 731766

________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

The number of shares of Common Stock, par value $.01 per share, outstanding on May 13, 1996 was 182,290,123.



________________________________________________________________________________

                        UNITED HEALTHCARE CORPORATION
                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       March 31, 1996 and December 31, 1995                                  3

       Condensed Consolidated Statements of Operations for the three
       month periods ended March 31, 1996 and 1995                           4

       Condensed Consolidated Statements of Cash Flows for the
       three month periods ended March 31, 1996 and 1995                     5

       Notes to Condensed Consolidated Financial Statements                  6

       Report of Independent Public Accountants                              9

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         10


Part II.  Other Information                                                  15

       Item 4.  Submission of Matters to a Vote of Security Holders

       Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   17

                                  UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share & per share data)
                                        (unaudited)

                                                                    March 31,      December 31,
                                                                       1996             1995
                                                                   ----------------------------
ASSETS
 Current Assets
  Cash and cash equivalents                                      $ 1,040,492       $   940,110
  Short-term investments                                             859,341           863,815
  Accounts receivable, net                                           611,138           550,313
  Assets under management                                            211,649           309,170
  Other                                                              219,831           203,713
                                                                   ----------------------------
    Total Current Assets                                           2,942,451         2,867,121

 Goodwill, net                                                     1,830,413         1,727,042
 Long-term Investments                                             1,346,822         1,274,470
 Property and Equipment, net                                         258,360           267,652
 Intangible and Other Assets, net                                     26,345            24,701
                                                                   ----------------------------
TOTAL ASSETS                                                     $ 6,404,391       $ 6,160,986
                                                                   ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts payable                                               $    75,012       $    79,796
  Accrued expenses                                                   608,834           566,770
  Medical costs payable                                             1,214,062        1,156,421
  Other policy liabilities                                           433,551           457,528
  Unearned premiums                                                  103,644           173,481
                                                                   ----------------------------
    Total Current Liabilities                                      2,435,103         2,433,996

 Long-term Obligations and Minority Interests                         36,252            38,970
 Convertible Preferred Stock                                         500,000           500,000
                                                                   ----------------------------
 Shareholders' Equity
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 177,833,000 and 175,215,000 issued and
   outstanding                                                         1,778             1,752
  Additional paid-in capital                                         975,142           822,429
  Retained earnings                                                2,465,066         2,358,640
  Net unrealized holding gains (losses) on investments
   available for sale, net of income tax effects                      (8,950)            5,199
                                                                   ----------------------------
    Total Shareholders' Equity                                     3,433,036         3,188,020

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 6,404,391       $ 6,160,986
                                                                   ============================

            See notes to condensed consolidated financial statements

                                   UNITED HEALTHCARE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)

                                                     Three Months Ended March 31,
                                                           1996          1995
                                                     ----------------------------
REVENUES
  Premiums                                             $1,914,364    $1,004,489
  Management Services and Fees                            357,841        65,224
  Investment and Other Income                              45,905        34,122
                                                        ------------------------
   Total Revenues                                       2,318,110     1,103,835

OPERATING EXPENSES
  Medical Costs                                         1,585,369       783,501
  Selling, General and
   Administrative Costs                                   508,034       157,578
  Depreciation and Amortization                            31,101        19,665
                                                        ------------------------
    Total Operating Expenses                            2,124,504       960,744

EARNINGS FROM OPERATIONS                                  193,606       143,091

  Interest Expense                                           (251)         (180)
                                                        ------------------------
EARNINGS BEFORE INCOME TAXES,
 AND MINORITY INTERESTS                                   193,355       142,911

  Provision for Income Taxes                              (73,475)      (52,878)
  Minority Interests in Net
   Earnings of Consolidated
   Subsidiaries                                              (934)         (601)
                                                         -----------------------
NET EARNINGS                                              118,946        89,432

CONVERTIBLE PREFERRED STOCK
 DIVIDENDS                                                 (7,188)           --
                                                         -----------------------
NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS                                   $  111,758    $   89,432
                                                         =======================
NET EARNINGS PER COMMON SHARE                          $     0.62    $     0.51
                                                         =======================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                180,470       176,403
                                                         =======================

            See notes to condensed consolidated financial statements

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                    Three Months Ended March 31,
                                                                          1996         1995

OPERATING ACTIVITIES
 Net Earnings                                                         $   118,946  $   89,432

 Non Cash Items
   Depreciation and amortization                                           31,101      19,665
   Other                                                                   (2,974)       (253)
 Net Change in Other Operating Items, net of effects from
  acquisitions and sale of subsidiary
   Accounts receivable and other current assets                           (61,244)    (10,590)
   Accounts payable                                                        (7,338)    (13,390)
   Accrued expenses                                                        48,018      12,084
   Medical costs payable                                                   65,025      (7,627)
   Other policy liabilities                                                40,169          --
   Unearned premiums                                                      (69,702)     16,614
                                                                         ---------------------
        Cash Flows from Operating Activities                              162,001     105,935

INVESTING ACTIVITIES
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                            --    (546,054)
 Cash Assumed in Acquisition, net of cash paid
  and other effects                                                        34,788          --
 Net Purchases of Property and Equipment                                  (22,015)    (25,574)
 Purchases of Investments Available for Sale                             (794,206)   (868,909)
 Maturities/Sales of Investments Available for Sale                       719,978     409,875
 Purchases of Investments Held to Maturity                                 (2,085)     (7,183)
 Maturities of Investments Held to Maturity                                 1,964       5,192
 Other                                                                        449      (2,359)
                                                                         ---------------------
        Cash Flows Used for Investing Activities                          (61,127) (1,035,012)

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                   6,696       4,342
 Dividends Paid on Convertible Preferred Stock                             (7,188)         --
                                                                         ---------------------
        Cash Flows from (Used for)Financing Activities                       (492)      4,342
                                                                         ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          100,382    (924,735)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            940,110   1,519,049
                                                                        ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,040,492  $  594,314
                                                                        ======================

            See notes to condensed consolidated financial statements

                           UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Acquisitions
On April 12, 1996, the Company completed its acquisition of HealthWise of America, Inc. (HealthWise), a health care management company based in Nashville, Tennessee. HealthWise owned or operated health plans in Maryland, Kentucky, Tennessee and Arkansas, which served at the time of acquisition 154,000 members . The Company issued approximately 4.3 million shares of common stock in exchange for all the outstanding shares of HealthWise. The acquisition will be accounted for as a pooling of interests in the second quarter; however, the historical financial results of the Company will not be restated because the effect of this acquisition on the Company's financial statements is not material.

On March 29, 1996, the Company completed its acquisition of PHP, Inc. (PHP), a health plan based in Greensboro, North Carolina, which served 132,000 members at the time of acquisition. The Company issued approximately 2.3 million shares of common stock in exchange for all the outstanding shares of PHP. The acquisition was accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the estimated fair value of net assets acquired by $115.4 million. The pro forma effects of the PHP acquisition on the Company's financial statements are not material.

On October 2, 1995, the Company completed its acquisition of The MetraHealth Companies, Inc. (MetraHealth), a managed health care coverage company and health insurer. The total purchase price of the acquisition was $1.09 billion in cash and $500.0 million of convertible preferred stock, for a total consideration at closing of $1.59 billion.

In addition, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout in excess of the initial $1.59 billion may, at the Company's sole discretion, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. The 1995 earnout is currently being determined and is not finalized at this time. Moreover, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years. Any additional consideration paid pursuant to these arrangements will be reflected as additional goodwill.

                         UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Had the MetraHealth acquisition occurred on January 1, 1995, the estimated combined unaudited pro forma results for the three month period ended March 31, 1995 would have been: revenues - $2.04 billion; net earnings - $105.2 million and net earnings per common share - $0.56.

3.  Dividends
On February 13, 1996, the Company's Board of Directors approved an annual dividend for 1996 of $0.03 per share to holders of the Company's common stock. Dividends of $5.3 million were paid on April 15, 1996 to shareholders of record at the close of business on April 3, 1996.

Dividends on the Company's 5.75% Series A Convertible Preferred Stock (Preferred Stock), are payable quarterly. Dividends related to the first quarter of $7.2 million were paid on April 1, 1996.

4.  Restructuring Charges
In connection with its acquisition of MetraHealth, the Company developed a comprehensive plan to integrate the business activities of the combined companies (the Plan). The Plan encompasses, among other matters, the disposition, discontinuance and restructuring of certain businesses and product lines, and the recognition of certain asset impairments. In the fourth quarter of 1995, the Company recorded $153.8 million in restructuring charges associated with the Plan. The restructuring charges include $102.3 million for activities under the Plan which are expected to be completed through 1996 and $51.5 million for asset impairment.

The charges included $24.0 million for severance and outplacement costs which are based on the projected impact of the Plan on employment levels. The Company expects approximately 800 positions to be eliminated over the next 12 months under the restructuring efforts. During the first quarter of 1996 52 positions were eliminated which resulted in severance and outplacement payments of $1.2 million.

Also included in the restructuring charges is a $58.1 million provision representing costs associated with the termination of certain contracts and the elimination of certain products, networks and systems related to changes in strategies resulting from the MetraHealth acquisition. Expenditures related to these activities of $4.2 million were incurred during the first quarter of 1996

The restructuring charges also included a $20.2 million provision for property and lease discontinuances at certain office locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. During the first quarter of 1996, the Company paid $1.5 million related to the closing of three office locations.

                          UNITED HEALTHCARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


5.  Cash and Investments
As of March 31, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                        Gross         Gross
                                                      Unrealized    Unrealized
                                         Amortized     Holding       Holding       Fair
                                            Cost         Gains        Losses       Value
                                         -------------------------------------------------
      Cash and Cash Equivalents         $1,040,492    $     --      $     --    $1,040,492
      Investments Available for Sale     2,172,965        9,046       (23,483)   2,158,528
      Investments Held to Maturity          47,635          279          (149)      47,765
                                         -------------------------------------------------
         Total Cash and Investments     $3,261,092    $   9,325     $ (23,632)  $3,246,785
                                         =================================================

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United HealthCare Corporation and Subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated February 29, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 Arthur Andersen LLP



Minneapolis, Minnesota,
May 7, 1996

                      UNITED HEALTHCARE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial results and related comparisons presented in this discussion include two transactions which affect the year-to-year comparability of the Company's consolidated financial position and results of operations. On February 28, 1995, the Company acquired Group Sales and Services of Puerto Rico, Inc. (Group Sales), a health plan based in San Juan, Puerto Rico, serving 135,000 members at the time of acquisition. On October 2, 1995, the Company acquired The MetraHealth Companies, Inc. (MetraHealth). MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Group. At the time of acquisition, MetraHealth served over 10 million individuals, including 5.9 million in network-based care programs, 469,000 of whom were health plan members. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, only the post-acquisition results of Group Sales and MetraHealth are included in the Company's consolidated financial results.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

Summary of Operating Information (in thousands)

                                March 31, 1996        March 31, 1995
                            -----------------------------------------
                            Amount or     Percent          Amount or
                             Percent      Increase          Percent
                            ----------------------------------------
Total Revenues              $2,318,110      110%          $1,103,835
Net Operating Earnings      $  193,606       35%          $  143,091
                            ----------------------------------------
Medical Costs to Premium
 Revenue                         82.8%                         78.0%
SG&A Expenses to Total
 Revenues                        21.9%                         14.3%
Total Operating Margin            8.4%                         13.0%
                             ---------------------------------------

Enrollment (at period end)
 Health Plan Products
   Commercial                    3,425<F1><F2>                 2,291,<F1>
   Medicaid                        365                           297
   Medicare                        164                           114
                              --------------------------------------
    Total                        3,954                         2,702
 Other Network-Based Products    5,675<F1>                       278<F1>
 Indemnity Products              3,950<F1>                        --
                              --------------------------------------
Total Enrollment                13,579                         2,980
                              ======================================

<F1>  Amounts include both fully insured and self-funded enrollment.  Period end self-funded enrollment was as follows: Commercial Health Plan Products - 294,000 in 1996 and 197,000 in 1995; Other Network-Based Products - 4,936,000
in 1996 and 278,000 in 1995; Indemnity Products - 3,091,000 in 1996.
<F2>  Includes PHP, Inc. (North Carolina) acquired on March 29, 1996.  PHP,
Inc. had 132,000 members as of March 1996. Consistent with purchase accounting, no prior period restatement was made.

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

The Company again achieved record operating results for the quarter ended March 31, 1996. Net operating earnings were $193.6 million in the first quarter of 1996 and $143.1 million in the first quarter of 1995. Total revenues of $2.32 billion in the first quarter of 1996 were also a record, up from $1.10 billion in the first quarter of 1995.

Revenues

Premium revenues of $1.91 billion in the first quarter of 1996 increased $909.9 million, or 91%, compared to the first quarter of 1995. Excluding the effects of the Company's 1995 acquisitions of Group Sales and MetraHealth, the increase in first quarter 1996 premium revenues over the first quarter of 1995 was 24%, primarily reflecting year-over-year total health plan enrollment growth of 22% and an average premium rate increase on renewing commercial groups of approximately 1% to 2%.

New and renewal commercial health plan premium rates are generally established by the Company based on anticipated health care costs. Over the past several years and continuing into the first quarter of 1996, the Company has been able to effectively manage health care costs and maintain the effective rate at which its health care costs have grown within the commercial health plan line of business to low single-digit percentage increases. However, competition for commercial enrollment in certain of the Company's health plan markets has increased in recent years, particularly within calendar 1995 and the January 1996 renewal period. As a result of these competitive conditions, the Company saw a small rise in its health plan medical expense ratio in the first quarter of 1996 as compared to the fourth quarter of 1995. The Company currently believes that the competitive premium environment for post January 1996 commercial business has somewhat improved. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurance that the Company's recent enrollment growth trends will continue or that the Company will be able to price consistent with health care cost trends.

As a result of its acquisition of MetraHealth, the Company had approximately 859,000 enrollees at March 31, 1996, in fully insured non-network-based indemnity products, primarily from small group employers. These products do not utilize similar health care cost containment measures as the Company's network-based products and, accordingly, are priced differently. In response to increased medical costs associated with these products in early 1995, the Company began instituting rate increases ranging from 15% to 25% during the second half of 1995 and into 1996. As a result, the Company expects enrollment in the non-network based indemnity products to continue to decrease during 1996. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products. While these recent rate increases were based on the Company's estimate of health care cost trends within the non-network-based products, there can be no assurance that these rate increases will be consistent with the related future health care cost experience.

Management services and fees revenue of $357.8 million in the first quarter of 1996 were four times more than the comparable first quarter 1995 revenues.

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

The Company had approximately 8,321,000 enrollees in self-funded products at March 31, 1996, most of which related to the former MetraHealth business. Under these funding arrangements, the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. The Company recorded $206.7 million in management services and fees revenue in the first quarter of 1996 related to the former MetraHealth self-funded products.

Operating Expenses

The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical cost ratio (the percent of premium revenues expensed as medical costs). The medical cost ratio increased from 78.0% in the first quarter of 1995 to 82.8% in the first quarter of 1996. This year-over-year increase in the ratio is primarily attributable to the former MetraHealth products which have a higher medical cost ratio as compared to the Company's previous products. In addition this increase in the medical cost ratio is a reflection of competitive commercial pricing conditions and declines in Medicaid premium rates in certain markets.

The SG&A ratio (selling, general and administrative expenses as a percent of total revenues)increased from 14.3% in the first quarter of 1995 to 21.9% in the first quarter of 1996. The MetraHealth acquisition had a significant impact on selling, general and administrative expenses (in total dollars as well as a percentage of revenue) because a greater proportion of the former MetraHealth business consists of fee-based, self-funded products rather than products which generate full premium revenue. Since the MetraHealth acquisition at the beginning of the fourth quarter of 1995, the Company has achieved selling, general and administrative efficiencies resulting in a decrease in the SG&A ratio from 24.2% in the fourth quarter of 1995 to 21.9% in the first quarter of 1996.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and investments increased from $3.08 billion at December 31, 1995, to $3.25 billion at March 31, 1996. The increase of $168.3 million during the first quarter of 1996 primarily reflects cash generated from operations.

The Company generally invests a large portion of its cash resources in high quality, long-term investments. At March 31, 1996, the Company had working capital of $507.3 million, a current ratio of 1.2, which is reflective of its longer-term investment strategy. At December 31, 1995 the Company had working capital of $433.1 million and a current ratio of 1.2.

Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $770 million in cash and investments available for general corporate use at March 31, 1996.

In connection with the Company's acquisition of MetraHealth, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout may, at the Company's sole discretion, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. The 1995 earnout is currently being determined and is not finalized at this time. Moreover, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years.

As described more fully in Note 2 to the condensed consolidated financial statements, the Company has acquired, in separate transactions, PHP on March 29, 1996 and HealthWise on April 12, 1996. These transactions were completed through the exchange of shares of the Company's common stock for all the outstanding shares of PHP and HealthWise and, with the exception of transaction costs, did not require the use of cash.

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

                        UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

CAUTIONARY STATEMENTS

A number of factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or communications by the Company. These factors are set forth in Exhibit 99 to this Quarterly Report.

                      UNITED HEALTHCARE CORPORATION

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Registrant's annual meeting of shareholders held on May 8, 1996, the Registrant's shareholders elected three directors, ratified the appointment of Arthur Andersen LLP. as independent public accountants for the Registrant and approved proposals to amend the United HealthCare Corporation 1993 Employee Stock Purchase Plan and the United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan.

Three directors whose terms expire in 1999 (Class I) were elected: Thomas H. Kean with 150,060,592.638 votes cast for his election and 3,144,980.279 votes withheld; William G. Spears with 150,069,952.903 votes cast for his election and 3,135,620.014 votes withheld; and Gail R. Wilensky, with 150,009,170.218 votes cast for her election and 3,196,402.699 votes withheld.

The appointment of Arthur Andersen LLP. as independent public accountants for the Registrant for the year ending December 31, 1996 was ratified with 152,923,012.516 votes cast for ratification, 114,613.616 votes cast against ratification and 167,946.785 abstaining votes cast. There were 0 broker nonvotes on this matter.

Regarding the proposal to adopt the United HealthCare Corporation 1993 Employee Stock Purchase Plan, a total of 149,432,876.037 affirmative votes, 3,334,743.508 negative votes and 437,953.372 abstaining votes were cast with respect to this proposal. There were 0 broker nonvotes on this matter.

Regarding the proposal to adopt the United HealthCare Corporation 1993 Amended and Restated 1991 Stock and Incentive Plan, a total of 118,994,730.674 affirmative votes, 32,459,178.906 negative votes and 1,751,663.337 abstaining votes were cast with respect to this proposal. There were 0 broker nonvotes on this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
The following exhibits are filed in response to Item 601 of Regulation
S-K.

Exhibit No.                     Exhibit

 Exhibit 11    -  Statements Re Computation of Per Share Earnings.

 Exhibit 15    -  Letter Re Unaudited Interim Financial Information.

 Exhibit 27    -  Financial Data Schedule

 Exhibit 99    -  Cautionary Statements

(b)  Reports on Form 8-K.
During the quarter for which this report is filed, the Registrant filed Form 8-K Current Reports with the Securities and Exchange Commission as follows:

     1.   Form 8-K Current Report Dated February 1, 1996.   The items reported
          on this Form 8-K were items 5 and 7 concerning the Registrant's announcement of the execution of an Agreement and Plan of Merger with HealthWise of America, Inc.

                      UNITED HEALTHCARE CORPORATION

      2. Form 8-K Current Report Dated February 29, 1996. The items reported on this Form 8-K were Items 5 and 7 concerning the Registrant's announcement of its financial results for the year ended December 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED HEALTHCARE CORPORATION


Dated: May 13, 1996                By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: May 13, 1996                By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                    UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page

      11                 Statements Re Computation of Per            19
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial       20
                         Information

      99                 Cautionary Statements                       21

      27                 Financial Data Schedule                     24

                                                              EXHIBIT 11


                                UNITED HEALTHCARE CORPORATION
                       STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                            (in thousands, except per share data)
                                       (unaudited)

                                                        Three
                                                Months Ended March 31,
                                                  1996         1995
                                                -----------------------
PRIMARY:
NET EARNINGS                                  $ 118,946     $   89,432

LESS CONVERTIBLE PREFERRED
 STOCK DIVIDENDS                                  7,188             --
                                                ----------------------
NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS                          $ 111,758     $   89,432
                                                ======================
Weighted average number of
 common shares outstanding                      175,540        172,909
Additional equivalent shares
 issuable from assumed exercise
 of common stock options
 and warrants                                     4,930          3,494
                                                ----------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      180,470        176,403
                                                ======================
NET EARNINGS PER COMMON
 SHARE                                        $    0.62     $     0.51
                                                ======================
FULLY DILUTED:
NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS                          $ 118,946     $   89,432
                                                ======================
Weighted average number of
 common shares outstanding                      175,540        172,909
Additional equivalent shares
 issuable from assumed exercise
 of common stock options
 and warrants                                     4,930          3,612
Assumed conversion of convertible
 preferred stock                                 10,106             --
                                                ----------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       190,576        176,521
                                                ======================
NET EARNINGS PER COMMON
 SHARE                                        $    0.62<F1>  $     0.51<F2>
                                                ======================

<F1> This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

<F2> This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                    EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



May 7, 1996



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-27208, 33-36579, 33-50282, 33-67918, 33-68300, 33-75846, 33-
79632, 33-79634, 33-79636, 33-79638, 33-59083, 33-59623, 33-63885, 333-01517,
333-01915 and 333-02525 its Form 10-Q for the quarter ended March 31, 1996, which includes our report dated May 7, 1996, covering the unaudited interim condensed consolidated financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


                                  Very truly yours,

                                  Arthur Andersen LLP

                         CAUTIONARY STATEMENTS                    EXHIBIT 99


The following discussion contains certain cautionary statements regarding United's business and results of operations which should be considered by investors and others. These statements discuss matters which may in part be discussed elsewhere in this report and which may have been discussed in other documents prepared by the Company pursuant to federal or state securities laws. This discussion is intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

Litigation and Insurance. United is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, United incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, claims related to self- funded business and improper copayment calculations. In some cases, substantial non-economic or punitive damages may be sought. While United currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Stock Market. Recently, the market price of the securities of the publicly-held compannies in the industry in which United operates have shown volatility and sensitivity in response to many factors, including public communicaitons regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. There can be no assurance regarding the level or stability of United's share price at any time or of the impact of these or any other factors on the share price.