Form 10-Q
period 1996-06-30
UNITED HEALTHCARE CORP
filed 1996-08-14
CIK 731766

________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

The number of shares of Common Stock, par value $.01 per share, outstanding on August 9, 1996 was 183,853,665.



________________________________________________________________________________

                         UNITED HEALTHCARE CORPORATION

                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       June 30, 1996 and December 31, 1995                               3

       Condensed Consolidated Statements of Operations for the three
       and six month periods ended June 30, 1996 and 1995                4

       Condensed Consolidated Statements of Cash Flows for the
       six month periods ended June 30, 1996 and 1995                    5

       Notes to Condensed Consolidated Financial Statements              6

       Report of Independent Public Accountants                          9

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    10

Part II.  Other Information

       Item 5.  Other Matters                                           16

       Item 6.  Exhibits and Reports on Form 8-K                        16

Signatures                                                              17

                                 UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share data)
                                        (unaudited)

                                                                     June 30,      December 31,
                                                                       1996             1995
ASSETS
 Current Assets
  Cash and cash equivalents                                      $   995,679       $   940,110
  Short-term investments                                             740,016           863,815
  Accounts receivable, net                                           618,323           550,313
  Assets under management                                            166,430           309,170
  Other                                                              340,022           203,713
    Total Current Assets                                           2,860,470         2,867,121

 Goodwill, net                                                     1,902,854         1,727,042
 Long-term Investments                                             1,396,569         1,274,470
 Property and Equipment, net                                         297,227           267,652
 Intangible and Other Assets, net                                     38,102            24,701

TOTAL ASSETS                                                     $ 6,495,222       $ 6,160,986

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts payable                                               $    67,290       $    79,796
  Accrued expenses                                                   430,174           566,770
  Medical costs payable                                            1,349,580         1,156,421
  Other policy liabilities                                           403,843           457,528
  Unearned premiums                                                   93,395           173,481

    Total Current Liabilities                                      2,344,282         2,433,996

 Long-term Obligations and Minority Interests                         47,055            38,970
 Convertible Preferred Stock                                         500,000           500,000

 Shareholders' Equity
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 183,648,000 and 175,215,000 issued and
   outstanding                                                         1,836             1,752
  Additional paid-in capital                                       1,109,337           822,429
  Retained earnings                                                2,508,196         2,358,640
  Net unrealized holding gains (losses) on investments
   available for sale, net of income tax effects                     (15,484)            5,199
    Total Shareholders' Equity                                     3,603,885         3,188,020

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 6,495,222       $ 6,160,986

            See notes to condensed consolidated financial statements

                                     UNITED HEALTHCARE CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data)
                                           (unaudited)

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                        1996         1995              1996          1995
REVENUES
  Premiums                         $2,095,066    $1,048,773        $4,009,430    $2,053,262
  Management Services and Fees        351,791        68,749           709,632       133,973
  Investment and Other Income          45,326        40,423            91,231        74,545

   Total Revenues                   2,492,183     1,157,945         4,810,293     2,261,780

OPERATING EXPENSES
  Medical Costs                     1,820,949       824,161         3,406,318     1,607,662
  Selling, General and
   Administrative Costs               541,830       169,519         1,049,864       327,097
  Depreciation and Amortization        31,929        20,384            63,030        40,049

    Total Operating Expenses        2,394,708     1,014,064         4,519,212     1,974,808

EARNINGS FROM OPERATIONS               97,475       143,881           291,081       286,972

  Interest Expense                       (259)         (378)             (510)         (558)
  Merger Costs                        (14,968)           --           (14,968)           --

EARNINGS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                82,248       143,503           275,603       286,414

  Provision for Income Taxes          (32,077)      (53,096)         (105,552)     (105,974)
  Minority Interests in Net
   (Earnings) Loss of
   Consolidated Subsidiaries              149          (528)             (785)       (1,129)

NET EARNINGS                           50,320        89,879           169,266       179,311

CONVERTIBLE PREFERRED STOCK
 DIVIDENDS                             (7,188)           --           (14,376)            --

NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS               $   43,132    $   89,879        $  154,890    $  179,311

NET EARNINGS PER COMMON SHARE      $     0.23    $     0.51        $     0.84    $     1.02

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            186,657       176,304           183,733       176,390




            See notes to condensed consolidated financial statements

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)

                                                                    Six Months Ended June 30,
                                                                          1996        1995

OPERATING ACTIVITIES
 Net Earnings                                                         $   169,266  $  179,311

 Non Cash Items
   Depreciation and amortization                                           63,030      40,049
   Provision for future losses                                             45,000          --
   Other                                                                   (5,306)     (5,953)
 Net Change in Other Operating Items, net of effects from
  acquisitions
   Accounts receivable and other current assets                          (194,089)    (19,834)
   Accounts payable                                                       (16,446)    (28,556)
   Accrued expenses                                                      (118,860)    (27,446)
   Medical costs payable                                                  169,534     (13,042)
   Other policy liabilities                                                23,344          --
   Unearned premiums                                                      (81,176)     22,237
        Cash Flows From Operating Activities                               54,297     146,766

INVESTING ACTIVITIES
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                            --    (546,054)
 Cash Assumed in Acquisitions, net of cash paid
  and other effects                                                        59,136          --
 Net Purchases of Property and Equipment                                  (74,712)    (44,348)
 Purchases of Investments Available for Sale                           (1,915,642) (1,843,338)
 Maturities/Sales of Investments Available for Sale                     1,931,544   1,450,632
 Purchases of Investments Held to Maturity                                (11,846)     (7,239)
 Maturities of Investments Held to Maturity                                 5,229       3,927
 Other                                                                      3,021      (8,590)
        Cash Flows Used for Investing Activities                           (3,270)   (995,010)

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                  24,796      11,239
 Payment of Long-term Obligations                                            (544)     (4,594)
 Dividends Paid
  Convertible Preferred Stock                                             (14,376)         --
  Common Stock                                                             (5,334)     (5,192)
        Cash Flows From Financing Activities                                4,542       1,453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           55,569    (846,791)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            940,110   1,519,049

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   995,679  $  672,258


            See notes to condensed consolidated financial statements

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgements. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations and integration and restructuring reserves relating to the Company's recent acquisitions. These estimates are subject to adjustment as more accurate information becomes available and any such adjustment could be significant.

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

2.  Acquisitions
On April 12, 1996, the Company completed its acquisition of HealthWise of America, Inc. (HealthWise), a health care management company based in Nashville, Tennessee. HealthWise owned or operated health plans in Maryland, Kentucky, Tennessee and Arkansas, which served at the time of acquisition 154,000 members. The Company issued approximately 4.3 million shares of common stock in exchange for all the outstanding shares of HealthWise. The acquisition was accounted for as a pooling of interests in the second quarter; however, the historical consolidated financial results of the Company were not restated because the effects of this acquisition on the Company's consolidated financial statements were not material. In connection with the HealthWise acquisition, the Company incurred nonrecurring, non-operating merger costs of $15.0 million, or $0.05 per common share.

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

                         UNITED HEALTHCARE CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

In addition, the former owners of MetraHealth are eligible to receive up to an additional $350.0 million if MetraHealth achieves certain 1995 operating results, as defined. Any consideration payable for this 1995 earnout in excess of the initial $1.59 billion may, at the Company's sole discretion, be in the form of cash, convertible debt, convertible preferred stock, or straight debt. The 1995 earnout is currently being determined and is not finalized at this time. Moreover, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years. Any additional consideration paid pursuant to these arrangements will be reflected as additional goodwill. Had the MetraHealth acquisition occurred on January 1, 1995, the estimated combined unaudited pro forma results for the six month period ended June 30, 1995 would have been: revenues - $4.21 billion; net earnings - $213.1 million and net earnings per common share - $1.13.

3.  Provisions for Future Losses
In the second quarter of 1996, the Company recorded a charge to medical costs of $45.0 million, or $0.15 per common share, to provide for the future estimated losses expected to be incurred through the remaining term of two multi-year contracts in its St. Louis health plan. These contracts cover approximately 23% of the health plan's total commercial enrollment and run through 1998.

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

The charges included $24.0 million for severance and outplacement costs which are based on the projected impact of the Plan on employment levels. The Company expects approximately 800 positions to be eliminated through December 31, 1996 under the restructuring efforts. As of June 30, 1996, 216 positions have been eliminated which resulted in severance and outplacement payments of $6.1 million.

Also included in the restructuring charges is a $58.1 million provision representing costs associated with the termination of certain contracts and the elimination of certain products, networks and systems related to changes in strategies resulting from the MetraHealth acquisition. Expenditures related to these activities of $20.5 million have been incurred through June 30, 1996.

The restructuring charges also included a $20.2 million provision for property and lease discontinuances at certain office locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. As of June 30, 1996, the Company paid $3.4 million related to the closing of 29 office locations.

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

6.  Cash and Investments
As of June 30, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                        Gross         Gross
                                                      Unrealized    Unrealized
                                         Amortized     Holding       Holding       Fair
                                            Cost         Gains        Losses       Value
      Cash and Cash Equivalents         $  995,679    $     --      $     --    $  995,679
      Investments Available for Sale     2,100,473        4,862       (30,247)   2,075,088
      Investments Held to Maturity          61,497          262          (220)      61,539
         Total Cash and Investments     $3,157,649    $   5,124     $ (30,467)  $3,132,306

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota,
August 8, 1996

                          UNITED HEALTHCARE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial results and related comparisons presented in this discussion include several recent transactions which affect the year-to-year comparability of the Company's consolidated financial position and results of operations. The most significant of these transactions was the Company's October 2, 1995, acquisition of The MetraHealth Companies, Inc. (MetraHealth). MetraHealth was formed in January 1995 by combining the group health care operations of Metropolitan Life Insurance Company and The Travelers Insurance Group. At the time of acquisition, MetraHealth served over 10 million individuals, including 5.9 million in network-based care programs, 469,000 of whom were health plan members. In 1996, the Company acquired two other companies with health plan operations. On April 12, 1996, the Company acquired HealthWise of America, Inc. (HealthWise), a health care management company which owned or operated health plans in Maryland, Kentucky, Tennessee and Arkansas, serving 154,000 members at the time of acquisition. On March 29, 1996, the Company acquired PHP, Inc. (PHP), a health plan based in Greensboro, North Carolina, which served 132,000 members at the time of acquisition. The MetraHealth and PHP acquisitions were accounted for as purchase transactions. The HealthWise acquisition was accounted for as a pooling of interests; however, the Company's consolidated financial results were not restated because the effects of the acquisition on the Company's consolidated financial statements were not material. Accordingly, only the post-acquisition results of all of these acquired companies are included in the Company's consolidated financial results.

                       UNITED HEALTHCARE CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

Summary of Operating Information (in thousands)

                            Three Months Ended June 30,            Six Months Ended June 30,
                                                  Percent                                Percent
                             1996         1995    Increase     1996         1995         Increase
Total Revenues               $2,492,183   $1,157,945  115 %    $4,810,293   $2,261,780        113%
Earnings from Operations<F4> $   97,475   $  143,881  (32)%    $  291,081   $  286,972          1%

Medical Costs to Premium
 Revenue<F4>                   86.9%       78.6%                85.0%         78.3%
SG&A Expenses to Total
 Revenues                      21.7%       14.6%                21.8%         14.5%
Total Operating Margin<F4>      3.9%       12.4%                 6.1%         12.7%

Enrollment (at period end)               June 30, 1996            June 30, 1995
 Health Plan Products
   Commercial                             3,727<F1><F2><F3>        2,342<F1>
   Medicaid                                 183<F3>                  125
   Medicare                                 392<F3>                  313
    Total                                 4,302                    2,780
 Other Network-Based Products             5,682<F1>                  274<F1>
 Indemnity Products                       3,865<F1>                   --
Total Enrollment                         13,849                    3,054

<F1>  Amounts include both fully insured and self-funded enrollment.  As of June 30, 1996 and
1995, self-funded enrollment was as follows: Commercial Health Plan Products - 303,000 in 1996 and 190,000 in 1995; Other Network-Based Products - 4,918,000 in 1996 and 274,000 in 1995;
Indemnity Products - 3,061,000 in 1996.
<F2>  Includes PHP, Inc. (North Carolina) acquired on March 29, 1996.  PHP, Inc. had 137,000 members as of June 1996.  Consistent with purchase accounting, no prior period restatement was made.
<F3>  Includes HealthWise of America, Inc. acquired on April 12, 1996.  HealthWise's health plan operations had 136,000 commercial members, 6,000 medicare members, and 18,000 medicaid members as of June 1996.  The acquisition was accounted for as a pooling of interests, but prior period financial information was not restated due to the immaterial effects of the acquisition.
<F4>  Excluding the provision for future losses on two multi-year contracts of $45.0 million, earnings from operations for the three and six month periods ended June 30, 1996 would have been
$142.5 million and $336.0 million; medical cost to premium revenue 84.8% and 83.8% and total operating margin 5.7% and 7.0%.

                         UNITED HEALTHCARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Net earnings for the second quarter of 1996 include two large nonrecurring charges. In connection with the HealthWise acquisition, the Company recorded non-operating merger costs of $15.0 million, or $0.05 per common share, consisting principally of professional fees and other direct costs associated with the acquisition. In addition, the Company recorded a provision to cover the estimated losses expected to be incurred through the remaining term of two large multi-year contracts in its St. Louis health plan of $45.0 million, or $0.15 per common share. These contracts cover approximately 23% of the health plan's total commercial insured enrollment and run through 1998.

Second quarter 1996 net earnings excluding these charges were $86.9 million, compared to $89.9 million for the second quarter of 1995. For the six months ended June 30, 1996, net earnings excluding these charges were $205.9 million, a 15% increase over comparable 1995 net earnings of $179.3 million. Including these charges, net earnings for the three and six months ended June 30, 1996 were $50.3 million and $169.3 million, respectively.

Revenues

Premium revenues for the three and six months ended June 30, 1996 of $2.10 billion and $4.01 billion nearly doubled premium revenues for the comparable 1995 periods. Excluding the effects of the Company's acquisitions of MetraHealth, HealthWise and PHP, the increase in premium revenues in the three and six months ended June 30, 1996 over the same periods in 1995 was 27% and 26%, respectively, primarily reflecting year-over-year total health plan enrollment growth of 24% and an average premium rate increase on renewing commercial groups of approximately 0% to 1%. The balance of the increase in premium revenues is attributable to growth in the Company's Medicare programs. Included in the total health plan enrollment growth of 24% is year-over-year same store increases of 43% in the Company's Medicare enrollment. Significant growth in Medicare enrollment will impact year-over-year comparability of premium revenues as the Medicare product generally realizes per member premium rates three to four times higher than the average commercial premium rates.

New and renewal commercial health plan premium rates are generally established by the Company based on anticipated health care costs. Over the past several years, the Company has been able to effectively manage health care costs and maintain the rate at which its health care costs have grown within the commercial health plan line of business to low single-digit percentage increases. However, competition for commercial enrollment in certain of the Company's health plan markets has increased in recent years, particularly within calendar 1995 and the January 1996 renewal period. The January renewal period is significant as approximately 45% of the Company's existing commercial health plan enrollment renews in that month. In addition, when establishing premium rates in late 1995 and January 1996 for new and renewing commercial health plan business, the Company believed that its commercial health plan health care cost trend for 1996 would be 1% to 2%, similar to the corresponding health care cost trend experienced in 1995. However, the Company believes the current health care cost trend experienced by its commercial health plan business is 3% to 4%. In addition, anticipated health care provider contract savings associated with the MetraHealth health plan products had not been realized in time to match the pricing decisions made for these products in late 1995 and into 1996. As a result of all of these factors, the health plan premium rates achieved during

                      UNITED HEALTHCARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

late 1995 and January 1996 were less than the corresponding increase in the Company's health care costs.

The Company currently believes that the competitive premium environment has somewhat improved and it is seeking and realizing higher premium rates for post January 1996 commercial health plan business. These rating actions have resulted in the realization of 4% to 5% renewal rate increases from February through June 1996, and new group pricing has been similarly increased to reflect the new higher health cost trends the Company has recently experienced in its commercial health plan products. Depending on the level of future competition or other external factors beyond the Company's control, there can be no assurance that the Company's recent enrollment growth trends will continue or that the Company will be able to price consistent with health care cost trends.

As a result of its acquisition of MetraHealth, the Company had approximately 804,000 enrollees at June 30, 1996, in fully insured non-network-based indemnity products, primarily from small group employers. These products do not utilize similar health care cost containment measures as the Company's network-based products and, accordingly, are priced differently. In response to increased medical costs associated with these products in early 1995, the Company instituted rate increases ranging from 15% to 25% during the second half of 1995 and into 1996. These rating actions appear to have been sufficient to cover the corresponding increases in medical costs. As a result of these pricing decisions and other factors, the Company has seen enrollment decreases in the non-network based indemnity products and expects these decreases to continue throughout 1996. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products. While these recent rate increases were based on the Company's estimate of health care cost trends within the non-network-based products, there can be no assurance that these rate increases will be consistent with the related future health care cost experience.

Management services and fees revenue for the three and six months ended June 30, 1996, were five times more than the comparable 1995 revenues. Prior to the MetraHealth acquisition, these revenues were primarily comprised of administrative fees relating to services performed on behalf of the Company's managed health plans and fees generated by the Company's specialty managed care services. However, at June 30, 1996, the Company had approximately 8,283,000 enrollees in self-funded products, most of which related to the former MetraHealth business. Under these funding arrangements, the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. In the three and six months ended June 30, 1996, the Company recorded management services and fees revenue related to the former MetraHealth self-funded products of $197.9 million and $404.6 million, respectively.

Operating Expenses

The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical expense ratio (the percent of premium revenues expensed as medical costs). The medical expense ratio for the second quarter of 1996 was 86.9% compared to 78.6% for the same period in 1995. Through the first six months of 1996, this ratio increased to 85.0% from 78.3% for the comparable 1995 period. A large portion of the year-over-year

                           UNITED HEALTHCARE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

increases in the ratio is generally attributable to the former MetraHealth products (included in 1996 results, but not in 1995) which have a higher medical cost ratio as compared to the Company's previous products. Also contributing to the year-over-year increases is the second quarter 1996 provision for future losses on two multi-year St. Louis contracts of $45.0 million. The second quarter 1996 medical expense ratio also reflects the increasing health care cost trend previously discussed. In particular, the Company experienced increases in some health care cost components within its health plan commercial products, led by outpatient services, physician utilization and prescription drugs. Decreases in inpatient hospital utilization in the health plans did not fully offset the increases in these other services. Accordingly, the second quarter 1996 medical expense ratio, excluding the contract loss provision, of 84.8% represents a sequential increase over the ratio for the first quarter of 1996 of 82.8%.

The SG&A ratio (selling, general and administrative expenses as a percent of total revenues)increased from 14.6% in the second quarter of 1995 to 21.7% in the second quarter of 1996. Through the first six months of 1996, the ratio increased to 21.8% from 14.5% for the comparable 1995 period. The MetraHealth acquisition had a significant impact on selling, general and administrative expenses (in total dollars as well as a percentage of revenue) because a greater proportion of the former MetraHealth business consists of fee-based, self-funded products rather than products which generate full premium revenue. Since the MetraHealth acquisition at the beginning of the fourth quarter of 1995, the Company has achieved selling, general and administrative efficiencies resulting in a decrease in the SG&A ratio from 24.2% in the fourth quarter of 1995 to 21.8% in the first six months of 1996.

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

                          UNITED HEALTHCARE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and investments increased from $3.08 billion at December 31, 1995, to $3.13 billion at June 30, 1996. The increase of $54.0 million during the first six months of 1996 primarily reflects cash generated from operations.

The Company generally invests a large portion of its cash resources in high quality, long-term investments. At June 30, 1996, the Company had working capital of $516.2 million, a current ratio of 1.2, which is reflective of its longer-term investment strategy. At December 31, 1995 the Company had working capital of $433.1 million and a current ratio of 1.2. Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $784.8 million in cash and investments available for general corporate use at June 30, 1996.

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

As described more fully in Note 2 to the condensed consolidated financial statements, the Company acquired, in separate transactions, PHP on March 29, 1996 and HealthWise on April 12, 1996. These transactions were completed through the exchange of shares of the Company's common stock for all the outstanding shares of PHP and HealthWise and, with the exception of transaction costs, did not require the use of cash.

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

                      UNITED HEALTHCARE CORPORATION

Part II.  Other Information

Item 5.  Other Matters

Litigation. On August 9, 1996, a lawsuit was filed in federal court in Minnesota against the Company and certain of its officers and directors. The lawsuit alleges securities fraud and other claims related to the recent decline in the Company's stock price. The Company believes that the litigation is without merit and intends to vigorously defend against these claims.

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

(b)  Reports on Form 8-K.
During the quarter for which this report is filed, the Registrant filed Form 8-K Current Reports with the Securities and Exchange Commission as follows:

     1.   Form 8-K Current Report Dated July 11, 1996.   The items reported
          on this Form 8-K were items 5 and 7; Registrant issued a press release relating to second quarter earnings expectations.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED HEALTHCARE CORPORATION


Dated: August 14, 1996               By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: August 14, 1996               By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                   UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page

      11                 Statements Re Computation of Per
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial
                         Information

      99                 Cautionary Statements

      27                 Financial Data Schedule

                                                              EXHIBIT 11


                                UNITED HEALTHCARE CORPORATION
                       STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                            (in thousands, except per share data)
                                       (Unaudited)

                                   Three Months Ended June 30,   Six Months Ended June 30,
                                        1996          1995           1996         1995

PRIMARY:
NET EARNINGS                        $  50,320     $   89,879      $ 169,266    $  179,311

LESS CONVERTIBLE PREFERRED
 STOCK DIVIDENDS                        7,188             --         14,376            --

NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS                $  43,132     $   89,879      $ 154,890    $  179,311

Weighted average number of
  common shares outstanding           182,067        173,239        178,772       173,075
Additional equivalent shares
  issuable from assumed exercise
  of common stock options
  and warrants                          4,590          3,066          4,961         3,315

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           186,657        176,304        183,733       176,390

NET EARNINGS PER COMMON
 SHARE                              $    0.23           0.51      $    0.84    $     1.02

FULLY DILUTED:
NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS                $  50,320     $   89,879      $ 169,266    $  179,311

Weighted average number of
  common shares outstanding           182,067        173,237        178,772       173,075
Additional equivalent shares
  issuable from assumed exercise
  of common stock options
  and warrants                          4,587          3,210          4,954         3,316
Assumed conversion of convertible
 preferred stock                       10,106             --         10,106            --

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           196,760        176,447        193,832       176,391

NET EARNINGS PER COMMON
 SHARE                              $    0.26<F1> $     0.51<F2>  $    0.87<F1> $    1.02<F2>

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

                                                                   EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



August 14, 1996



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-27208, 33-36579, 33-50282, 33-67918, 33-68300, 33-75846, 33-
79632, 33-79634, 33-79636, 33-79638, 33-59083, 33-59623, 33-63885, 333-05717,
333-01915, 333-02525, 333-04875, 333-04401, 333-06533 its Form 10-Q for the
quarter ended June 30, 1996, which includes our report dated August 8, 1996, covering the unaudited interim condensed consolidated financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


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

In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected United's past results and may affect future results, so that the Company's actual results for second quarter 1996 and beyond may differ materially from those expressed in prior communications.

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

Competition. In any of its geographic or product markets the Company competes with a number of other entities, some of which may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

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