Form 10-Q
period 1996-09-30
UNITED HEALTHCARE CORP
filed 1996-11-14
CIK 731766

________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

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

The number of shares of Common Stock, par value $.01 per share, outstanding on November 8, 1996 was 184,037,423.



________________________________________________________________________________

                         UNITED HEALTHCARE CORPORATION

                                      INDEX



Part I. Financial Information.                                     Page Number


       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       September 30, 1996 and December 31, 1995                          3

       Condensed Consolidated Statements of Operations for the three
       and nine month periods ended September 30, 1996 and 1995          4

       Condensed Consolidated Statements of Cash Flows for the
       nine month periods ended September 30, 1996 and 1995              5

       Notes to Condensed Consolidated Financial Statements              6

       Report of Independent Public Accountants                          9

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    10

Part II.  Other Information

       Item 6.  Exhibits                                                17

Signatures                                                              18

                                  UNITED HEALTHCARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share data)
                                        (unaudited)

                                                                     September 30,     December 31,
                                                                        1996             1995
ASSETS
 Current Assets
  Cash and cash equivalents                                      $   732,025       $   940,110
  Short-term investments                                           1,055,930           863,815
  Accounts receivable, net                                           648,734           550,313
  Assets under management                                            158,462           309,170
  Other                                                              207,922           203,713
    Total Current Assets                                           2,803,073         2,867,121

 Goodwill, net                                                     2,015,837         1,727,042
 Long-term Investments                                             1,530,669         1,274,470
 Property and Equipment, net                                         310,269           267,652
 Intangible and Other Assets, net                                     41,431            24,701

TOTAL ASSETS                                                     $ 6,701,279       $ 6,160,986

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts payable                                               $    62,942       $    79,796
  Accrued expenses                                                   462,379           566,770
  Medical costs payable                                            1,464,184         1,156,421
  Other policy liabilities                                           363,939           457,528
  Unearned premiums                                                   97,574           173,481

    Total Current Liabilities                                      2,451,018         2,433,996

 Long-term Obligations and Minority Interests                         35,595            38,970
 Convertible Preferred Stock                                         500,000           500,000

 Shareholders' Equity
  Common stock, $.01 par value - 500,000,000 shares
   authorized; 184,376,000 and 175,215,000 issued and
   outstanding                                                         1,844             1,752
  Additional paid-in capital                                       1,133,408           822,429
  Retained earnings                                                2,592,204         2,358,640
  Net unrealized holding gains (losses) on investments
   available for sale, net of income tax effects                     (12,790)            5,199
    Total Shareholders' Equity                                     3,714,666         3,188,020

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 6,701,279       $ 6,160,986


                 See notes to condensed consolidated financial statements

                                     UNITED HEALTHCARE CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data)
                                           (unaudited)

                             Three Months Ended September 30,     Nine Months Ended September 30,
                                        1996         1995              1996          1995
REVENUES
  Premiums                         $2,199,270    $1,100,013        $6,208,700    $3,153,275
  Management Services and Fees        343,893        76,367         1,053,525       210,340
  Investment and Other Income          44,195        39,156           135,426       113,701

   Total Revenues                   2,587,358     1,215,536         7,397,651     3,477,316

OPERATING EXPENSES
  Medical Costs                     1,856,364       872,358         5,262,682     2,480,020
  Selling, General and
   Administrative Costs               547,686       173,267         1,597,549       500,364
  Depreciation and Amortization        33,909        19,343            96,939        59,392

    Total Operating Expenses        2,437,959     1,064,968         6,957,170     3,039,776

EARNINGS FROM OPERATIONS              149,399       150,568           440,481       437,540

  Interest Expense                        (83)         (146)             (593)         (704)
  Merger Costs                             --            --           (14,968)           --

EARNINGS BEFORE INCOME TAXES
 AND MINORITY INTERESTS               149,316       150,422           424,920       436,836

  Provision for Income Taxes          (58,234)      (55,655)         (163,786)     (161,629)
  Minority Interests in Net
   Losses (Earnings) of
   Consolidated Subsidiaries              145        (1,097)             (640)       (2,226)

NET EARNINGS                           91,227        93,670           260,494       272,981

CONVERTIBLE PREFERRED STOCK
 DIVIDENDS                             (7,188)           --           (21,564)            --

NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS               $   84,039    $   93,670        $  238,930    $  272,981

NET EARNINGS PER COMMON SHARE      $     0.45    $     0.53        $     1.29    $     1.55

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            187,130       177,070           185,030       176,615


                      See notes to condensed consolidated financial statements

                                 UNITED HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)

                                                                  Nine Months Ended September 30,
                                                                          1996        1995

OPERATING ACTIVITIES
 Net Earnings                                                         $   260,494  $  272,981

 Non Cash Items
   Depreciation and amortization                                           96,939      59,392
   Provision for future losses                                             45,000          --
   Other                                                                  (20,951)     (5,304)
 Net Change in Other Operating Items, net of effects from
  acquisitions
   Accounts receivable and other current assets                           (93,549)    (48,876)
   Accounts payable                                                       (20,794)    (44,879)
   Accrued expenses                                                       (98,823)     (3,579)
   Medical costs payable                                                  305,184      13,796
   Other policy liabilities                                               (14,658)         --
   Unearned premiums                                                      (76,997)     23,954
        Cash Flows From Operating Activities                              381,845     267,485

INVESTING ACTIVITIES
 Cash Paid for Acquisitions, net of cash assumed
  and other effects                                                      (105,379)   (546,054)
 Cash Assumed in Acquisitions, net of cash paid
  and other effects                                                        53,515         --
 Net Purchases of Property and Equipment                                 (110,852)    (66,046)
 Purchases of Investments Available for Sale                           (3,113,808) (2,121,949)
 Maturities/Sales of Investments Available for Sale                     2,703,823   2,265,167
 Purchases of Investments Held to Maturity                                (20,306)     (8,517)
 Maturities of Investments Held to Maturity                                12,712       4,942
 Other                                                                    (11,716)    (14,661)
        Cash Flows Used for Investing Activities                         (592,011)   (487,118)

FINANCING ACTIVITIES
 Net Proceeds from Stock Option Exercises                                  29,523      18,284
 Payment of Long-term Obligations                                            (544)     (4,977)
 Dividends Paid
  Convertible Preferred Stock                                             (21,564)         --
  Common Stock                                                             (5,334)     (5,192)
        Cash Flows From Financing Activities                                2,081       8,115

DECREASE IN CASH AND CASH EQUIVALENTS                                    (208,085)   (211,518)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            940,110   1,519,049

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   732,025  $1,307,531



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

                         UNITED HEALTHCARE CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The former owners of MetraHealth were eligible to receive up to an additional $350.0 million if MetraHealth achieved certain 1995 operating results, as defined. In the third quarter, the Company paid $105.4 million in cash, including interest, as full settlement of the 1995 earnout. This earnout payment has been reflected in the accompanying financial statements as additional goodwill. With the settlement of the 1995 earnout, the Company expects to finalize all aspects of the purchase accounting related to the MetraHealth acquistion in the fourth quarter.

In addition, former owners will be eligible to receive up to an additional $175.0 in cash for each of 1996 and 1997 if the Company's in total post-acquisition combined net earnings each of these years reaches certain specified levels. Based on combined operating results through September 30, 1996, the Company believes that any additional payment related to the 1996 earnout is not likely. Any additional consideration that might be paid pursuant to these arrangements will be reflected as additional goodwill.

If the MetraHealth acquisition had occurred on January 1, 1995, the estimated combined unaudited pro forma results for the nine month period ended September 30, 1995 would have been: revenues - $6.52 billion; net earnings - $327.8 million and net earnings per common share - $1.74.

3.  Provision for Future Losses
In the second quarter of 1996, the Company recorded a charge to medical costs of $45.0 million, or $0.15 per common share, to provide for the future estimated losses expected to be incurred through the remaining term of two multi-year contracts in its St. Louis health plan. These contracts cover approximately 23% of the health plan's total commercial enrollment and run through 1998.

4.  Restructuring Charges
In connection with its acquisition of MetraHealth, the Company developed a comprehensive plan to integrate the business activities of the combined companies (the Plan). The Plan encompasses, among other matters, the disposition, discontinuance and restructuring of certain businesses and product lines, and the recognition of certain asset impairments. In the fourth quarter of 1995, the Company recorded $153.8 million in restructuring charges associated with the Plan. The restructuring charges include $102.3 million for activities under the Plan which were expected to be completed through 1996 and $51.5 million for asset impairment.

The charges included $24.0 million for severance and outplacement costs which are based on the projected impact of the Plan on employment levels. In developing the Plan, the Company expected approximately 800 positions to be eliminated through December 31, 1996 under the restructuring efforts. As of September 30, 1996, the elimination of approximately 300 positions have required severance and outplacement payments of $7.7 million.

Also included in the restructuring charges is a $58.1 million provision representing costs associated with the termination of certain contracts and the elimination of certain products, networks and systems related to changes in strategies resulting from the MetraHealth acquisition. Expenditures related to these activities of $38.8 million have been incurred through September 30, 1996.

                          UNITED HEALTHCARE CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The restructuring charges also included a $20.2 million provision for property and lease discontinuances at certain office locations, resulting primarily from various exit strategies and payment of portions of non-cancelable lease obligations. As of September 30, 1996, the Company paid $11.2 million related to the closing of 14 office locations.

The Company continues to monitor its integration efforts and has modified its Plan accordingly. The Company believes the original restructuring reserves established pursuant to the original Plan are sufficient; however, reallocation of the reserve estimates among the restructuring captions may be required in the fourth quarter in response to changes to the original Plan.

5.  Dividends
On February 13, 1996, the Company's Board of Directors approved an annual dividend for 1996 of $0.03 per share to holders of the Company's common stock. Dividends of $5.3 million were paid on April 15, 1996 to shareholders of record at the close of business on April 3, 1996.

6.  Cash and Investments
As of September 30, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                        Gross         Gross
                                                      Unrealized    Unrealized
                                         Amortized     Holding       Holding       Fair
                                            Cost         Gains        Losses       Value
      Cash and Cash Equivalents         $  732,025    $     --      $     --    $  732,025
      Investments Available for Sale     2,543,322        5,780       (26,638)   2,522,464
      Investments Held to Maturity          64,135          318          (176)      64,277
         Total Cash and Investments     $3,339,482    $   6,098     $ (26,814)  $3,318,766

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United HealthCare Corporation and Subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated February 29, 1996, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 /s/ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
November 7, 1996

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

Summary of Operating Information (in thousands)

                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                  Percent                                Percent
                             1996 (a)     1995    Increase     1996 (a)     1995         Increase
Total Revenues             $2,587,358   $1,215,536  113 %    $7,397,651   $3,477,316       113 %
Earnings from Operations(d)$  149,399   $  150,568   (1)%    $  440,481   $  437,540         1 %

Medical Costs to Premium
 Revenues(b)                    84.4%       79.3%                84.8%         78.6%
SG&A Expenses to Total
 Revenues                       21.2%       14.3%                21.6%         14.4%
Total Operating Margin(b)       5.8%        12.4%                 6.0%         12.6%

Enrollment (at period end)             September 30, 1996      September 30, 1995
 Health Plan Products
   Commercial                             3,914(c)(d)(e)           2,455(c)
   Medicaid                                 524(e)                   331
   Medicare                                 203(e)                   137
    Total                                 4,641                    2,923
 Other Network-Based Products             5,703(c)                   283(c)
 Indemnity Products                       3,586(c)                    --
Total Enrollment                         13,930                    3,206
(a)  Includes post-acquisition date operating results of the MetraHealth Companies, Inc. acquired on October 2, 1995.
(b)  Excluding the provision for future losses on two multi-year contracts of $45.0 million, earnings from operations for the nine month period ended September 30, 1996 would have been
$485.4 million; medical costs to premium revenues and total operating margin would have been
84.0% and 6.6%, respectively.
(c)  Amounts include both fully insured and self-funded enrollment.  As of September 30, 1996 and
1995, self-funded enrollment was as follows: Commercial Health Plan Products - 314,000 in 1996 and 192,000 in 1995; Other Network-Based Products - 4,961,000 in 1996 and 283,300 in 1995;
Indemnity Products - 2,889,400 in 1996.
(d)  Includes PHP, Inc. (North Carolina) acquired on March 29, 1996.  PHP, Inc. had 142,000 members as of September 1996.  Consistent with purchase accounting, no prior period restatement was made.
(e)  Includes HealthWise of America, Inc. acquired on April 12, 1996.  HealthWise's health plan operations had 137,200 commercial members, 7,100 Medicare members, and 17,500 Medicaid members as of September 1996.  The acquisition was accounted for as a pooling of interests, but prior period financial and enrollment information was not restated due to the immaterial effects of the acquisition.

                         UNITED HEALTHCARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Net earnings for the third quarter of 1996 were $91.2 million, down slightly from comparable 1995 net earnings of $93.7 million. For the nine months ended September 30, 1996, net earnings excluding nonrecurring charges were $297.1 million, a 9% increase over comparable 1995 net earnings of $273.0 million.

Net earnings for the nine months ended September 30, 1996, include two large nonrecurring charges recorded in the second quarter of 1996. In connection with the HealthWise acquisition, the Company recorded non-operating merger costs of $15.0 million, or $0.05 per common share, consisting principally of professional fees and other direct costs associated with the acquisition. In addition, the Company recorded a provision to cover the estimated losses expected to be incurred through the remaining term of two large multi-year contracts in its St. Louis health plan of $45.0 million, or $0.15 per common share. These contracts cover approximately 23% of the health plan's total commercial insured enrollment and run through 1998. Including these charges, net earnings for the nine months ended September 30, 1996, were $260.5 million.

Revenues

Premium revenues for the three and nine months ended September 30, 1996 of $2.20 billion and $6.21 billion nearly doubled premium revenues for the comparable 1995 periods. Excluding the effects of the Company's acquisitions of MetraHealth, HealthWise and PHP, the increase in premium revenues in the three and nine months ended September 30, 1996 over the same periods in 1995 was 34% and 30%, respectively, primarily reflecting year-over-year total health plan enrollment growth of 29% and an average year-over-year premium rate increase on renewing commercial groups of approximately 1% to 2%. The balance of the increase in premium revenues is primarily attributable to growth in the Company's Medicare programs. Included in the total health plan enrollment growth of 29% is year-over-year same store increases of 43% in the Company's Medicare enrollment. Significant growth in Medicare enrollment will impact year-over-year comparability of premium revenues. The Medicare product generally realizes per member premium rates three to four times higher than the average commercial premium rates because of the higher medical care required to serve this population.

New and renewal commercial health plan premium rates are generally established by the Company based on anticipated health care costs. Over the past several years, the Company has been able to effectively manage health care costs and maintain the rate at which its health care costs have grown within the commercial health plan line of business to low single-digit percentage increases. However, competition for commercial enrollment in certain of the Company's health plan markets has increased in recent years, particularly related to calendar 1995 and January 1996 renewal businesss. The January renewal period is significant as approximately 45% of the Company's existing commercial health plan enrollment renews in that month. In addition, when establishing premium rates in late 1995 and January 1996 for new and renewing commercial health plan business, the Company believed that its commercial health plan health care cost trend for 1996 would be 1% to 2%, similar to the corresponding health care cost trend it experienced in 1995. However, the Company now believes the current year-over-year health care cost trend experienced by its commercial health plan business is 3% to 4%. In addition, anticipated health care provider contract savings associated with the MetraHealth plan products had not been realized in time to match the

                       UNITED HEALTHCARE CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

pricing decisions made for these products in late 1995 and into 1996. These products comprised approximately 15% of MetraHealth's total revenues in 1995. As a result of all of these factors, the health plan premium rates achieved during late 1995 and January 1996 were less than the corresponding increase in the Company's health care costs.

The Company currently believes that the competitive premium environment has somewhat improved and it is seeking and realizing higher premium rates for post January 1996 commercial health plan business. These rating actions have resulted in the realization of 4% to 5% renewal rate increases from February through September 1996, and new group pricing has been similarly increased to reflect the new higher health care cost trends the Company has recently experienced in its commercial health plan products. Depending on the level of future competition, customer acceptance of the Company's premium increases, or other factors, there can be no assurance that the Company's recent enrollment growth trends will continue or that the Company will be able to price consistent with health care cost trends.

As a result of its acquisition of MetraHealth, the Company had approximately 697,000 enrollees at September 30, 1996, in fully insured non-network-based indemnity products, primarily from small group employers. These products do not utilize similar health care cost containment measures as the Company's network-based products and, accordingly, are priced differently. In response to increased medical costs associated with these products in early 1995, the Company instituted rate increases ranging from 15% to 25% during the second half of 1995 and all of 1996. These rating actions appear to have been sufficient to cover the corresponding increases in medical costs. As a result of these pricing decisions and other factors, the Company has seen enrollment decreases in the non-network based indemnity products and expects these decreases to continue throughout 1996 and into 1997. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products. While these recent rate increases were based on the Company's estimate of health care cost trends within the non-network-based products, there can be no assurance that these rate increases will be consistent with the related future health care cost experience.

Management services and fees revenue for the three and nine months ended September 30, 1996, were five times more than the comparable 1995 revenues. Prior to the MetraHealth acquisition, these revenues were primarily comprised of administrative fees relating to services performed on behalf of the Company's managed health plans and fees generated by the Company's specialty managed care services. Excluding the effect of the Company's acquistions of MetraHealth, Healthwise and PHP, the Company recorded management services and fees revenue for the three and nine months ended September 30, 1996, of $106.5 million and $286.3 million, representing a 39% and 36% increase over the same periods in 1995. These increases can be primarily attributed to enrollment growth within the managed health plans and an increase in lives served by the specialty managed care services operations, most notably in behavioral health and demand management divisions.

At September 30, 1996, the Company had approximately 8,164,400 enrollees in self-funded products, most of which related to the former MetraHealth business. Under these funding arrangements, the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. In the

                         UNITED HEALTHCARE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

three and nine months ended September 30, 1996, the Company recorded management services and fees revenue related to the former MetraHealth self-funded products of $198.9 million and $603.5 million, respectively.

Operating Expenses

The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical expense ratio (the percent of premium revenues expensed as medical costs). The medical expense ratio for the third quarter of 1996 was 84.4% compared to 79.3% for the same period in 1995. Through the first nine months of 1996, this ratio increased to 84.8% from 78.6% for the comparable 1995 period. A portion of the year-over-year increase in the ratio is generally attributable to the former MetraHealth products (included in 1996 results, but not in 1995) which historically have had a higher medical expense ratio as compared to the Company's previous products. Also contributing to the year-over-year increases is the provision for future losses on two multi-year St. Louis contracts of $45.0 million. The 1996 medical expense ratio also reflects the increasing health care cost trend previously discussed. In particular, the Company experienced increases in some health care cost components within its health plan commercial products, led by outpatient services, physician utilization and prescription drugs. Decreases in inpatient hospital utilization in the health plans did not fully offset the increases in these other health care services. The 1996 medical expense ratio through the first nine months, excluding the contract loss provision, was 84.0%.

The SG&A ratio (selling, general and administrative expenses as a percent of total revenues) increased from 14.3% in the third quarter of 1995 to 21.2% in the third quarter of 1996. Through the first nine months of 1996, the ratio increased to 21.6% from 14.4% for the comparable 1995 period. As expected, the MetraHealth acquisition had a significant impact on the Company's selling, general and administrative expenses (in total dollars as well as a percentage of revenue) because a greater proportion of the former MetraHealth business consists of fee-based, self-funded products rather than products which generate full premium revenue. Since the MetraHealth acquisition at the beginning of the fourth quarter of 1995, the Company has successfully achieved selling, general and administrative efficiencies resulting in a decrease in the SG&A ratio from 24.2% in the fourth quarter of 1995 to 21.6% in the first nine months of 1996.

INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the national health care cost inflation rate still exceeds the general inflation rate. As mentioned previously, the Company believes the current year-over-year health care cost trend experienced by its commerical health plan business is 3% to 4%. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. Specifically, the Company's health plans attempt to control medical and hospital costs through contractual arrangements primarily with independent providers of health care services. Cost-effective delivery of health care services by such health care providers is achieved by the reduction of unnecessary hospitalizations, appropriate use of specialty referral services,

                      UNITED HEALTHCARE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

and emphasizing preventive health services. While the Company currently believes its strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from providers and customers, applicable regulations or other factors may adversely affect the Company's ability to control the impact of health care cost increases. In addition, certain non-network-based products of the former MetraHealth business do not have similar health care cost containment measures as the Company's network-based managed care products. As a result, the Company is subject to more health care cost inflation risk with these products.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and investments increased from $3.08 billion at December 31, 1995, to $3.32 billion at September 30, 1996. The increase of $240.2 million during the first nine months of 1996 primarily reflects cash generated from operations of $381.8 million, less a cash payment of $105.4 million, including interest, related to the 1995 MetraHealth earnout discussed below.

The Company generally invests a large portion of its cash resources in high quality, long-term investments. At September 30, 1996, the Company had working capital of $352.1 million, a current ratio of 1.14, which is reflective of its longer-term investment strategy. At December 31, 1995 the Company had working capital of $433.1 million and a current ratio of 1.18. Under applicable state regulations, certain of the Company's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, the Company had approximately $743.3 million in cash and investments available for general corporate use at September 30, 1996.

In connection with the Company's acquisition of MetraHealth, the former owners of MetraHealth were eligible to receive up to an additional $350.0 million if MetraHealth achieved certain 1995 operating results, as defined. In the third quarter, the Company paid $105.4 million in cash, including interest, as full settlement of the 1995 earnout. In addition, if the Company's post-acquisition combined net earnings for 1996 and 1997 reaches certain specified levels, certain of MetraHealth's former owners will be eligible to receive up to an additional $175.0 million in cash for each of those years.

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

The Company continues to focus on expanding its health care programs to the Medicare population. In the past twelve months, the number of sites offering a Medicare health plan product increased from 8 to 17 sites. Over the same period, health plan Medicare enrollment grew 43%. The Company continues to invest in new markets and expects to have over 30 sites offering Medicare programs by mid-1997. Significant expenditures must be incurred in connection with the introduction of a Medicare health plan product in a particular site. These start up expenditures include a lengthy and detailed regulatory approval process, product-specific provider contracting and network configuration, high up-front sales and marketing costs, and staffing of service areas in

                         UNITED HEALTHCARE CORPORATION
                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

advance of product sales. The Company expects to incur operating losses from its Medicare products in these start-up markets usually for the first twelve to eighteen months until Medicare enrollment is sufficient to cover the corresponding administrative cost structure in each site.

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

Item 6.  Exhibits

Exhibits.
The following exhibits are filed in response to Item 601 of Regulation
S-K.

Exhibit No.                     Exhibit

  Exhibit 10    -  Employment Agreement effective as of June 25, 1995,
                    between United HealthCare Corporation and David A.George


  Exhibit 11    -  Statements Re Computation of Per Share Earnings

  Exhibit 15    -  Letter Re Unaudited Interim Financial Information

  Exhibit 99    -  Cautionary Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNITED HEALTHCARE CORPORATION


Dated: November 14, 1996           By /s/ William W. McGuire, M.D.
                                     William W. McGuire, M.D.
                                     President and Chief Executive Officer


Dated: November 14, 1996           By /s/ David P. Koppe
                                     David P. Koppe
                                     Chief Financial Officer

                    UNITED HEALTHCARE CORPORATION

                             Exhibit Index


 Exhibit Number              Description                            Page

      10                 Employment Agreement effective as of         20
                         June 25, 1995, between United HealthCare
                         Corporation and David A. George

      11                 Statements Re Computation of Per             28
                         Share Earnings

      15                 Letter Re Unaudited Interim Financial        29
                         Information

      99                 Cautionary Statements                        30

                                                        Exhibit 10
                            EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made as of the Effective Date between UHC Management Company, Inc. (the "Company") and David A. George ("Executive").

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

     3.   Compensation and Benefits.

          (a) During the Employment Period, the Company will pay to Executive the following salary and incentive awards for services rendered to the Company:

               (i) An annualized base salary of not less than $300,000. Executive's performance will be evaluated at least annually and annual increases in Executive's base salary will be considered based on Executive's performance.

               (ii) Executive shall be eligible to participate in the Company's management incentive compensation plan in accordance with the terms and conditions of that plan. Executive's management incentive plan target will be 100% of his base salary. For calendar year 1995 Executive shall be paid whatever incentive compensation he would have received under his employment agreement with Metra, which for 1995 will not be less than $181,000.

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

     4.   Termination of Employment.

          (a) By the Company without Cause. If the Company terminates Executive's employment without Cause (as defined in paragraph (c) below) during the Employment Period, the Company will pay Executive severance pay as follows:

               (i) (A) If the Company terminates Executive's employment without Cause on or before November 14, 1995, Executive will receive severance pay equal to two years of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the preceding year under the terms of the management incentive plan. The severance pay will be paid over a two year period in equal biweekly installments.

                    (B) If the Company terminates Executive's employment without Cause after November 14, 1995, Executive will receive severance pay equal to one year of both base salary and management incentive plan payments, plus a prorated management incentive plan payment for the fraction of the management incentive plan payment period ending on Executive's termination of employment and any management incentive plan payments remaining unpaid from the proceeding year under the terms of the management incentive plan. The severance pay will be paid over a one year period in equal biweekly installments.

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

     7.   Non-Competition.

          (a) Executive agrees that (i) until the expiration of the Employment Period under Section 1, and (ii) for a period of two years after the last day of Executive's employment if Executive's employment is terminated by the Company without Cause (as provided in Section 4(a)) or Executive voluntarily terminates his employment for Good Reason (as provided in Section 4(b)), in either case on or before November 14, 1995, or for a period of one year if the termination occurs after November 14, 1995, Executive agrees not to engage, directly or indirectly (whether as officer, director, employee, consultant or by ownership or otherwise) in a competitive business in the Company's market area.

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

     13. Entire Agreement. This Agreement constitutes the entire agreement and understanding between the Company and Executive with respect to the matters referred to herein and supersedes all prior agreements and understandings between Executive and the Company or any affiliate of the Company, including Metra, except as specifically noted herein, with respect to the employment of Executive after the Effective Date and any other matters referred to herein.

     14. Notice. Any written notice required to be given by one party to the other party hereunder shall be deemed effective if mailed by registered mail:

     To the Company c/o:

          UHC Management Company, Inc.
          9900 Bren Rd E
          Minnetonka, MN 55343

          Attention: Vice President Human Resources with a copy to: General Counsel

     To Executive at:

          12522 Knollbrook Dr.
          Clifton, VA 22024

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


          WITNESS the following signatures.

                              UHC Management Company, Inc.


Dated:     6-25-96            By:  /s/ Kevin H. Roche


                              Executive

Dated          6-25-96                  /s/ David A. George

                                                                     EXHIBIT 11
                                UNITED HEALTHCARE CORPORATION
                       STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                            (in thousands, except per share data)
                                       (Unaudited)

                               Three Months Ended September 30,   Nine Months Ended September 30,
                                        1996          1995           1996         1995

PRIMARY:
NET EARNINGS                        $  91,227     $   93,670      $ 260,494    $  272,981
LESS CONVERTIBLE PREFERRED
 STOCK DIVIDENDS                       (7,188)            --        (21,564)           --

NET EARNINGS APPLICABLE TO
 COMMON STOCKHOLDERS                $  84,039     $   93,670      $ 238,930    $  272,981

Weighted average number of
  common shares outstanding           184,082        173,606        180,560       173,255
Additional equivalent shares
  issuable from assumed exercise
  of common stock options
  and warrants                          3,048          3,464          4,470         3,360

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           187,130        177,070        185,030       176,615

NET EARNINGS PER COMMON
 SHARE                              $    0.45           0.53      $    1.29    $     1.55

FULLY DILUTED:
NET EARNINGS APPLICABLE TO
 COMMON SHAREHOLDERS                $  91,227     $   93,670      $ 260,494    $  272,981

Weighted average number of
  common shares outstanding           184,082        173,606        180,560       173,255
Additional equivalent shares
  issuable from assumed exercise
  of common stock options
  and warrants                          3,387          3,464          4,457         3,360
Assumed conversion of convertible
 preferred stock                       10,106             --         10,106            --

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           197,575        177,070        195,123       176,615

NET EARNINGS PER COMMON
 SHARE                              $    0.46(1)  $     0.53(2)   $    1.34(1) $     1.55(2)

(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph
40 of APB Opinion No. 15 because it produces an anti-dilutive result.
(2) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                     EXHIBIT 15

              LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION



November 7, 1996



To United HealthCare Corporation:

We are aware that United HealthCare Corporation and Subsidiaries has incorporated by reference in its Registration Statements No. 33-3558, 2-95342, 33-22310, 33-27208, 33-36579, 33-50282, 33-67918, 33-68300, 33-75846, 33-
79632, 33-79634, 33-79636, 33-59083, 33-59623, 33-63885, 333-05717, 333-02525,
333-04875, 333-04401, 333-06533, 333-01517, 333-01915, 333-05291 its Form 10-Q
for the quarter ended September 30, 1996, which includes our report dated November 7, 1996, covering the unaudited interim condensed consolidated financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


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

In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected United's past results and may affect future results, so that the Company's actual results for third quarter 1996 and beyond may differ materially from those expressed in prior communications.

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

Litigation and Insurance. United is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, United incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, claims related to self-funded business and improper copayment calculations. In some cases, substantial non-economic or punitive damages may be sought. While United currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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