Form 10-K
period 1996-12-31
UNITED HEALTHCARE CORP
filed 1997-03-28
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number: 0-13253

                            ------------------------

                         UNITED HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1321939
    (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                         No.)

            300 OPUS CENTER
          9900 BREN ROAD EAST
         MINNETONKA, MINNESOTA                              55343
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (612) 936-1300

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

      COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
         (Title of each class)                 (Name of each exchange on which
                                                         registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $7,957,874,400* (based on the last reported sale price of $50 per share on March 1, 1997, on the New York Stock Exchange).

    As of March 17, 1997, 185,600,404 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders of Registrant for the fiscal year ended December 31, 1996. Certain information therein is incorporated by reference into
Part II hereof.

    Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 14, 1997. Certain information therein is incorporated by reference into Part III hereof.

------------------------

*Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities filing Schedules 13G and received by the Company have been excluded in determining this number.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    United HealthCare Corporation-SM- is a national leader in offering health care coverage and related services through a broad continuum of products and services in all 50 states and Puerto Rico. United HealthCare's products and services reflect a number of core capabilities, including medical information management, health benefit administration, risk assessment and pricing, health benefit design and provider contracting and risk sharing. With these capabilities, United is able to provide comprehensive managed health care services, such as health maintenance organizations ("HMOs"), insurance and self-funded health care coverage products.The Company also offers unbundled health care management and cost containment products such as behavioral health services, utilization review services, specialized provider networks and employee assistance programs.

    United HealthCare Corporation is a Minnesota corporation, incorporated in January 1977. Unless the context otherwise requires, the terms "United," "United HealthCare" or the "Company" refer to United HealthCare Corporation and its subsidiaries. United's executive offices are located at 300 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (612) 936-1300.

                 HEALTH PLANS, INSURANCE AND RELATED OPERATIONS

    HEALTH PLANS. As of December 31, 1996, United held a majority ownership interest in health plans operating in 28 states and Puerto Rico. With respect to these owned health plan operations, United assumes the risk for health care and administrative costs in return for the premium revenue it receives. United's owned health plans are usually licensed as HMOs or insurers and provide comprehensive health care coverage for a fixed fee or premium that usually does not vary with the extent of medical services received by the member. In addition, these health plans enter into contractual arrangements with independent providers of health care services to help manage medical and hospital use, quality and costs. A few of United's owned health plans employ health care providers and directly deliver health care services to members. These plans strive to achieve cost-effective delivery of health care services by emphasizing appropriate use of health care services, promoting preventive health services, and encouraging the reduction of unnecessary hospitalization and other medical services. United also provides administrative and other management services to a few health plans in which United has no ownership interest. With respect to these managed health plan operations, United receives an administrative fee for providing its services and generally assumes no responsibility for health care costs.

    HEALTH PLAN POINT-OF-SERVICE PRODUCTS. United HealthCare's point-of-service products are growing rapidly, and are one of the Company's most popular health plan coverage options. Unlike traditional closed-panel HMO products, which cover non-emergency services only when rendered by contracted providers, the point-of-service products also provide coverage, usually at a lower level, for services received from non-contracted providers. This out-of-network coverage is sometimes offered directly by the health plan, but more often is provided by an insurance policy "wrapped around" the health plan benefit contract. The insurance policy is usually sold by one of United's insurance subsidiaries.

    HEALTH PLAN SELF-FUNDED PRODUCTS. United has developed self-funded products for employers who desire the cost containment aspects of an HMO product and want to self-insure the health care cost risk. United uses the provider networks it has developed in connection with its HMO or insurance products for these products, many of which include a point-of-service feature. The provider contracts for these products are with individual physicians or groups of physicians as well as health care facilities and are generally on a standardized fee-for-service basis. These self-funded products offer employers and other sponsoring groups access to a provider network and the administrative and care coordination services associated with an HMO product, but the risks of health care use generally are borne by the sponsoring company or group.

    HEALTH PLAN MEDICARE PRODUCTS. Several of United's owned health plans contract with the federal Health Care Financing Administration ("HCFA") to provide coverage for Medicare-eligible individuals. In addition, several more health plans that do not currently have such a contract are in the process of seeking one. Under these contracts the plans receive a fixed payment each month from HCFA for each enrolled individual, and must provide at least the benefits which would be covered under traditional Medicare. Typically, the plans provide a significantly higher level of coverage and may, but often do not, charge an additional premium to the members for the additional benefits. The health plans generally use a subset of their commercial product provider network as the provider network for the Medicare products. Any Medicare-eligible person in a plan's service area may enroll in the Medicare product without underwriting or health screening.

    Some of United's health plans also may offer these Medicare products to or through employer groups as a method of providing retiree health care coverage. In addition, certain health plans may market Medicare Select, a modifiction of a Medicare supplement program which allows individuals to seek care through HMOs or preferred provider organizations ("PPOs") and receive additional benefits at a lower cost while still retaining their traditional Medigap-type coverage.

    HEALTH PLAN MEDICAID PRODUCTS. Several of United's health plans offer coverage to Medicaid-eligible individuals. These plans typically contract with a state agency to provide such coverage and are paid a fixed monthly payment for each enrolled individual. The level of benefits is generally set by contract and few additional benefits are offered. Enrollment must usually be offered to all eligible individuals, without underwriting or health screening. Generally, the provider network for commercial products is used, but some providers may refuse to participate in the Medicaid product and the network may otherwise have a different number or set of providers.

    PPO, INDEMNITY INSURANCE AND SELF-FUNDED PRODUCTS. United's insurance subsidiaries are licensed to sell their respective products in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. Through these insurance subsidiaries and the Company's third-party administrator subsidiaries, United offers a variety of health insurance and self-funded plan products and services. Many of the insurance and self-funded products are marketed as point-of-service products or include a PPO feature, under which a higher level of coverage is available if certain providers are used.

    For smaller customers (less than 50 employees) these products are typically sold on an insured basis for a fixed premium, with no experience adjustments made to that premium. This type of business has often been subject to sudden and unpredictable changes in health care costs and generally has high administrative and marketing expenses. In addition, these products are subject to extensive state regulations. For larger customers, these products are sold on both an insured and self-funded basis. The insured products are often sold on an experience-rated basis and the self-funded products are usually sold on an administrative fee basis. In some cases United's agreement with the customer may provide for penalties or rewards related to administrative service standards and/or health care costs.

    United's insurance subsidiaries have historically also offered several health insurance products in conjunction with health plan products. These products help employers replace multiple health care policies and vendors with a single health care plan. These subsidiaries also offer reinsurance and other insured products on a selective basis to most of United's health plans and to employers and other sponsoring groups offering self-funded health care benefit plans. In connection with the acquisition of The MetraHealth Companies, Inc. in October 1995, United entered into an agreement with Metropolitan Life Insurance Company ("MetLife") under which United offers MetLife's life, dental, accidental death and dismemberment and short-term disability products to United customers and MetLife offers United's health care coverage products to MetLife customers. This agreement with MetLife also contains certain mutual exclusivity and non-competition provisions.

    The following tables provide information with respect to the enrollment in the Company's various health plan and insurance products. The enrollment numbers are provided as of December 31, 1996 and

January 31, 1997 since a number of the contracts for the Company's health care coverage products commence, expire or renew, as the case may be, as of January 1 of each year.

                           ENROLLMENT BY PRODUCT TYPE

                                                                                       DECEMBER 31,  JANUARY 31,
PRODUCT                                                                                    1996          1997
-------------------------------------------------------------------------------------  ------------  ------------
HEALTH PLAN PRODUCTS(1)
  Commercial.........................................................................    4,100,000      4,224,000
  Medicare...........................................................................      230,000        243,000
  Medicaid...........................................................................      525,000        513,000
                                                                                       ------------  ------------
Total Health Plan Products...........................................................    4,855,000      4,980,000
OTHER NETWORK BASED PRODUCTS(2)
  Commercial.........................................................................    5,764,000      5,577,000
INDEMNITY
  Commercial.........................................................................    3,249,000      3,096,000
                                                                                       ------------  ------------
TOTAL................................................................................   13,778,000     13,653,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------

------------------------

(1) Includes various HMO and HMO point-of-service products as well as self-funded programs that use a health plan network of providers.

(2) Includes insurance-based and self-funded PPO and point-of-service products.

                ENROLLMENT BY FUNDING MECHANISM AND PRODUCT TYPE

                                                                 DECEMBER 1996               JANUARY 1997
                                                          ----------------------------  -----------------------
PRODUCT                                                     FUNDED      SELF-FUNDED       FUNDED    SELF-FUNDED
--------------------------------------------------------  ----------  ----------------  ----------  -----------
Health Plan Products....................................   4,542,000         313,000     4,657,000     323,000
Other Network Based Products............................     719,000       4,955,000       749,000   4,828,000
Indemnity...............................................     585,000       2,664,000       577,000   2,519,000
                                                          ----------  ----------------  ----------  -----------
TOTAL...................................................   5,846,000       7,932,000     5,983,000   7,670,000
                                                          ----------  ----------------  ----------  -----------
                                                          ----------  ----------------  ----------  -----------

                               SPECIALTY SERVICES

    Through United HealthCare's specialty services business units, United develops and sells specialized products to facilitate the efficient delivery of health care services. United makes these products available to or in connection with the products of its health plans and insurance operations where feasible. In addition, these products often are sold independently of United's health plans and insurance operations.

    With respect to its specialty services, United generally receives fees for the services provided, which are primarily administrative in nature, and assumes no responsibility for health care costs except in the case of certain of its behavioral health products. United assumes some responsibility for health care costs related to providing mental health/substance abuse services and thus recognizes premium-like revenue and medical services expense.

    United's specialty products were available to a total of approximately 48.8 million participant lives at December 31, 1996, many of whom were not enrolled in one of United's owned health plans. One person may be covered by more than one specialty service and therefore may account for more than one of these participant lives. United offers the following specialty services to HMOs, PPOs, insurers, providers, Blue Cross/Blue Shield plans, third-party administrators, employers, labor unions and/or government agencies.

    CARE MANAGEMENT AND BENEFIT ADMINISTRATION SERVICES. United's care management programs offer customers unbundled cost and utilization review and care management services. These services include prior, concurrent and retrospective review of hospital admissions and certain ambulatory services, second opinion programs, care management, specialist referrals and discharge planning. These services emphasize patient and provider education as a means of helping clients manage their health care costs.

    United's care management programs offer customers who may not have geographic access to United's health plans an alternative to bundled managed care services. These services include utilization management, medical information and education, claims payment, provider networks, mental health/substance abuse services and other related services. Use of these services can provide clients who have members outside health plan service areas with results similar to health plans.

    TRANSPLANT NETWORK. United's transplant network services programs offer clients access to a network of health care facilities for transplant-related services and transplant care management services. United negotiates fixed, competitive rates for high-cost, low-frequency health care services such as organ and tissue transplants.

    WORKERS COMPENSATION AND DISABILITY MANAGEMENT SERVICES. United's workers compensation and disability management services tailor United's broad resources into products and services intended to apply managed care concepts, such as utilization review and use of specialized preferred provider networks, to workers compensation and casualty insurance cases. These products and services include hospitalization and outpatient surgery pre-certification and care management, access to provider networks, specialized programs such as carpal tunnel and back injury case management, and review of imaging (CAT scans and MRI) services.

    DEMAND MANAGEMENT PROGRAMS. United's demand management programs help consumers make informed choices about their health and well-being by focusing on preventive care, self-care, smart lifestyle options, and consumer education. United's Optum-Registered Trademark- NurseLine and employee assistance programs provide customers the opportunity to improve the quality and reduce the cost of medical care by helping them identify medical and human risks that could affect their health and well-being and developing problem-specific solutions to change behavior and reduce those risks. In addition, these programs issue various publications to members as supplementary tools for managing demand for services, with content that emphasizes health and wellness and explains how to use health care services most effectively.

    GERIATRIC CARE MANAGEMENT SERVICES. United also develops and provides products and services that help manage health care for the elderly. United's EverCare-Registered Trademark- program coordinates the provision of a broad spectrum of health care services to elderly nursing home residents through contracts with a physician-nurse practitioner team. EverCare is participating in a demonstration project with HCFA to offer health care services to the elderly nursing home residents in nine separate locations throughout the country.

    Through its Government Operations division, United provides administrative services for certain government health care programs. Most of this business is Medicare Part B claims processing. One of United's insurance subsidiaries is the sole carrier for the states of Minnesota, Virginia, Mississippi and Connecticut. That subsidiary also serves as the fiscal intermediary for Medicare Part A in Connecticut, Michigan and New York, and handles all Medicare durable medical equipment claims for the 10 states in HCFA's northeast region.

    BEHAVIORAL HEALTH SERVICES. The specialty operations in United's behavioral health services business unit include mental health and substance abuse-related services. United's behavioral health subsidiaries provide specialized provider networks and behavioral health care case management services to some of United's health plans and to other customers. These services are provided by Company employed behavioral health care professionals and by a network of contracted providers. United assumes the responsibility for health care costs related to certain of these services.

    THIRD PARTY ADMINISTRATION SERVICES. United provides third party administrator ("TPA") services to employers who choose to use self-funding to control health care costs and also desire customized health care plans and administration. United's TPA services are available to employers of all sizes in both single and multiple locations and include a fully integrated portfolio of products.

    APPLIED HEALTHCARE INFORMATICS, INC. Applied HealthCare Informatics, Inc. ("AHI") was formed in 1996 to combine certain of the Company's existing information-related businesses and capabilities. AHI provides products and services for United's health plans and other businesses and to external customers in the following areas: data collection and warehousing; data analysis and reporting; outcomes and effectiveness research; health services delivery evaluation and improvement; appropriateness of care programs; and the creation of information management tools. AHI includes the Center for Health Care Evaluation, United's longstanding health care information and research unit. AHI will continue to expand the Center's research programs.

    INTERNATIONAL BUSINESS. United has begun exploring opportunities to sell its products and services in foreign countries and anticipates using various arrangements such as joint ventures, and direct contracting. United currently is engaged in a joint venture that operates a health plan in the Republic of South Africa and provides certain managed care consulting services in Germany.

                    EXPANSION AND DIVESTITURE OF OPERATIONS

    United continually evaluates opportunities to expand its business and considers whether to divest or cease offering the products of certain of its businesses. These opportunities may include acquisitions or dispositions of a specialty services program or of insurance and health plan operations. United also devotes significant attention to developing new products and techniques for containing health care costs, measuring the outcomes and efficiency of health care delivered, and managing health care delivery systems.

    During 1996, the Company sold or terminated certain immaterial lines of business or ceased offering certain products as part of its ongoing emphasis on its strategic focus. In addition, United has engaged in an extensive acquisition program over the last few years that may affect United's ability to integrate and manage its overall business effectively. Integration activities relating to acquisitions may increase costs, affect membership, revenue and earnings growth and adversely affect United's financial results.

    The Company has recently finalized an agreement with the American Association of Retired Persons ("AARP") relating to the delivery of Medicare supplement health insurance products effective January 1, 1998. Throughout the remainder of 1997, the Company will be engaged in an extensive transition process relative to implementation of this contract, including multi-state product filings, information systems assessments, and coordination of the transfer of the operations from AARP's existing vendor. In addition, late in 1996, AARP accepted the Company's proposal to make its managed health plan services available to AARP members in five geographic markets.

                             GOVERNMENT REGULATION

    United's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state level. United believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for United or a subsidiary to make changes from time to time in its services, products, organizational or capital structure or marketing methods.

    Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and the interpretation of existing laws and rules also may change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and rules. While United is unable to predict what regulatory changes may occur or the impact on

United of any particular change, United's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for United to enroll persons under products developed for the Medicare- and Medicaid-eligible populations. Other proposed changes may limit the reimbursement available to United and increase competition in those programs, which could adversely affect United's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations, such as "any willing provider" laws and limits on utilization management, by federal and state bodies may make it more difficult for United to control medical costs and may adversely affect financial results.

    A number of jurisdictions have enacted small group insurance and rating reforms, which generally limit the ability of insurer and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of preexisting conditions exclusions, experience rating and industry class rating and may limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and United currently believes its experience in these areas will allow it to compete effectively.

    In addition to changes in applicable laws and rules, United is potentially subject to governmental audits, investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act ("ERISA"), which regulates insured and self-insured health coverage plans offered by employers and United's services to such plans and employers, the Federal Employees Health Benefit Plan ("FEHBP"), federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. Although United is currently involved in various government audits, such as under FEHBP or relating to services for ERISA plans, United does not believe the results of such current audits will, individually or in the aggregate, have a material adverse effect on United's financial results.

    HMOS. All of the states in which United's health plans offer HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. Certain of United's subsidiaries are required to maintain specified capital levels to support their operations. In addition, certain of United's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments, which are held by trustees or state regulatory agencies to ensure that adequate financial reserves are maintained. Some state regulations enable agencies to review all contracts entered into by HMOs, including management contracts, for reasonableness of fees charged and other provisions.

    United's health plans that have Medicare risk contracts are subject to regulation by HCFA. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's members. To enter into Medicare risk contracts, a health plan must either be federally qualified or be considered a Competitive Medical Plan under HCFA's requirements. Health plans that offer a Medicare risk product also must comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries. PRO requirements relate to quality assurance and utilization review procedures. United's health plans that have Medicare cost contracts are subject to similar regulatory requirements. In addition, these health plans are required to file certain cost reimbursement reports with HCFA, which are subject to audit and revision.

    United's health plans that have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of the Medicaid program. Both Medicare and Medicaid have, or have proposed, regulations relating to fraud and abuse, physician incentive plans and provider referrals, which may affect United's operations.

    Many of United's health plans have contracts with FEHBP. These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and has the right to seek premium refunds or institute other sanctions against health plans participating in the program depending on the outcome of such audits.

    INSURANCE REGULATION. United's insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies in regard to licensing; the amount of reserves that must be maintained; the approval of forms of insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. United's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are periodically examined by the insurance departments of the jurisdiction in which they are licensed to do business.

    INSURANCE HOLDING COMPANY REGULATIONS. Certain of United's health plans and each of United's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the state Department of Insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

    TPAS. Certain subsidiaries of United also are licensed as third-party administrators ("TPAs") in states where such licensing is required for their activities. TPA regulations, although differing greatly from state to state, generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

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

    MCOS. In recent years a number of states have enacted laws enabling self-insured employers and/or insurance carriers to apply medical management and other managed care techniques to the medical benefit portion of workers compensation if such managed care is performed by a state-certified managed care organization ("MCO"). United, by itself or with its health plans, has generally sought MCO certification in the states where it is available and where it markets managed care workers compensation products. MCO laws differ significantly from state to state, but generally address network and utilization review activities.

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

                         MANAGEMENT INFORMATION SYSTEMS

    The Company's health plans, insurance, self-funded and specialty products use computer-based management information systems for various purposes, including claims processing, billing, utilization management, underwriting, marketing and sales tracking, general accounting, medical cost trending, managed care reporting and financial planning. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status, and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analysis of cost and outcome data.

    The Company continually evaluates, upgrades and enhances the computer information systems that support its operations. System development efforts relating to increased efficiency, capacity and flexibility are ongoing. The Company's computer processing capabilities support multiple product delivery systems with attendant tracking and processing for such systems, and an integrated database of information for increased reporting and research capabilities, and use automated entry and edit capabilities to speed the capture and processing of information. Over the past several years, the Company has upgraded its mainframe computers, enhanced its existing software functionality, and migrated to various software database environments. This approach allows the Company to preserve its investment in existing systems as well as exploit new technologies to help improve either the cost effectiveness of the services provided, or allow for the introduction of new product capabilities. Following the MetraHealth acquisition, the Company has been engaged in an extensive review of its information systems, including integration of multiple systems. The Company also has outsourced the operations of a substantial portion of its computer operations centers to a few third parties. Simplification and integration of the many different systems now servicing the Company's business is an important component of controlling administrative expenses and effectively managing United's operations. To the extent that these integration efforts are not successful, the Company's financial results may be adversely affected.

                                   MARKETING

    The Company's marketing strategy and implementation for its health plan, insurance, self-funded and specialty managed care products are defined and coordinated by United HealthCare's corporate marketing staff. Primary marketing responsibility for each of the Company's health plans and specialty managed care products resides with a marketing director and a direct sales force. In addition, the Company's health plan, insurance, self-funded and specialty managed care products are sold through independent insurance agents and brokers. Marketing efforts are supported by ongoing market research that identifies and grades prospective customers and establishes specific enrollment goals by territory and employer. Marketing efforts also are supported by public relations efforts and advertising programs that may employ television, radio, newspapers, billboards, direct mail and telemarketing.

                                  COMPETITION

    The managed health care industry evolved primarily as a result of health care buyers' concerns regarding rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of managed care products, including health plans, PPOs, and specialized services such as mental health or pharmacy benefit programs, while increasing the accessibility and quality of health care services. The industry in which United operates is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. At the same time, there are a number of new entrants to the industry, which also may increase competitive pressures. The current competitive markets in certain areas may limit United's ability to price its products at levels United believes appropriate. These competitive factors could adversely affect United's financial results.

    As managed health care penetration of the health care market and the effects of health care reforms increase nationwide, the Company expects that obtaining new contracts for its health plans with large employer and government groups may increasingly become more difficult and that competition for smaller employer groups will intensify. In addition, employers may increasingly choose to self-insure the health care risk, while seeking benefit administration and utilization review services from third parties to assist them in controlling and reporting health care costs.

    The Company's health plan, insurance, self-funded and specialty managed care products compete for group and individual membership with other health insurance plans, Blue Cross/Blue Shield plans, other health plans, HMOs, PPOs, third party administrators and health care management companies, and employers or groups that elect to self-insure. The Company also faces competition from hospitals, health care facilities, and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. The Company's ability to increase the number of persons covered by its products or services or to increase its premiums and fees can be affected by the number and strength of the Company's competitors in any particular area. The Company believes that the principal competitive factors affecting the Company and its products include price, the level and quality of products and service, provider network capabilities, market share, the offering of innovative products, product distribution systems, financial strength, and marketplace reputation.

    Further, the Company currently believes that factors that generally help it in regard to competitors are the breadth of its product line, its geographic scope and diversity, the strength of its underwriting and pricing practices and staff, its significant market position in certain geographic areas, the strength of its distribution network, its financial strength, its generally large provider networks that provide more member choice, its point-of-service products and experience, and its generally favorable marketplace reputation. In a number of markets the Company may be at a disadvantage in regard to competitors with larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or a more-established marketplace name and reputation.

                                   EMPLOYEES

    As of December 31, 1996, the Company employed approximately 27,800 people; approximately 225 of which were represented by a union. The Company believes its employee relations are good.

                             CAUTIONARY STATEMENTS

    The statements contained in the Business section and elsewhere in this Form 10-K, and the statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in those sections of the Company's annual report to shareholders incorporated by reference into this document, all include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-K and in future filings by the

Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

    The following discussion contains certain cautionary statements regarding United's business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected United's past, as well as current, foward-looking statements about future results, so that the Company's actual results in the future may differ materially from those expressed in prior communications.

    HEALTH CARE COSTS. A large portion of the revenue received by United is used to pay the costs of health care services or supplies delivered to its members. The total health care costs incurred by United are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is set in advance of the actual delivery of services and incurrence of the related costs, usually on a prospective annual basis. While United attempts to base the premiums it charges at least in part on its estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit United's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed that estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, general inflation, new mandated benefits or other regulatory changes, and insured population characteristics. In addition, the Company's earnings reported for any particular quarter include estimates of covered services incurred by the Company's enrollees during that period but for which a claim has not been received or processed. These are estimates and therefore the Company's earnings may be subject to later adjustment based on the actual costs.

    INDUSTRY FACTORS. The managed care industry has recently received significant amounts of negative publicity. This publicity, in turn, has contributed to increased legislative activity, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services, could necessitate changes in the Company's products and services, and may increase regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting profitability.

    COMPETITION. In many of its geographic or product markets, the Company competes with a number of other entities, some of which may have certain characteristics or capabilities that give them an advantage in competing with the Company. The Company believes the barriers to entry in these markets are not substantial, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which would result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries that act as suppliers to the Company, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers or providers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

    AARP CONTRACT. In early 1997, the Company finalized its contract arrangements with the American Association of Retired Persons ("AARP") under which the Company will provide Medicare supplement health insurance products to AARP members, effective January 1, 1998. As a result of this agreement, the Company will significantly expand the number of members served, the products offered and the services it must provide. The success of the AARP arrangement will depend, in part, on the Company's ability to service these new members, develop additional products and services, and price the products and services competitively.

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is heavily regulated on a federal, state and local level. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force United to change how it does business, may restrict United's revenue and/or enrollment growth, increase its health care and administrative costs, and/ or increase the Company's liability for medical malpractice or other actions. Regulatory approvals must be obtained and maintained to market many of United's products and services. Delays in obtaining or failure to obtain or maintain such approvals could adversely affect United's revenue or the number of its members, or could increase costs. A significant portion of United's revenues relate to federal, state and local government health care coverage programs. These types of programs, such as the federal Medicare program and the federal and state Medicaid programs, are generally subject to frequent change including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by United or increase the Company's administrative or health care costs under such programs. Such changes have in the past and may in the future adversely affect United's results and its willingness to participate in such programs.

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

    The National Association of Insurance Commissioners (the "NAIC") has an effort underway that would impose new minimum capitalization requirements for health care coverages provided by insurance companies, HMOs and other risk bearing health care entities. The requirements would take the form of risk-based capital rules similar to those which currently apply only to insurance companies. There could be an increase in the capital required for certain of United's subsidiaries and there may be some potential for disparate treatment relative to competing products. Failure of the NAIC to act may result in some form of federal solvency regulation of companies providing Medicare-related benefit programs.

    PROVIDER RELATIONS. One of the significant techniques United uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because of the geographic diversity of its health plans and the large number of providers with which most of those health plans contract, United currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with United, demand higher payments or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements.

    In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, which aggregate physician practices for purposes of administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with the Company. If such providers refuse to contract with United, use their market position to negotiate favorable contracts, or place United at a competitive disadvantage, United's ability to market products or to be profitable in those areas could be adversely affected.

    LITIGATION AND INSURANCE. United may be a party to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, United is subject to a variety of legal actions relating to its business operations, such as claims relating to the denial of health care benefits, medical malpractice actions, provider disputes including disputes over withheld compensation and termination of provider contracts, disputes related to self-funded business including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements, disputes over copayment calculations, and claims relating to customer audits and contract performance. Recent court decisions and legislative activity may have the effect of increasing the Company's exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. While United currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    INFORMATION SYSTEMS. United's business is significantly dependent on effective information systems. United has many different information systems for its various businesses. The Company's information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems. As a result of United's acquisition activities, United is in the process of attempting to reduce the number of systems and also upgrade and expand its information systems capabilities. Failure to maintain effective and efficient information systems could result in loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties, which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

    ADMINISTRATION AND MANAGEMENT. Efficient and cost-effective administration of the Company's operations is integral to United's profitability and competitive positioning. While United attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time-to-time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

    United believes it currently has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect United's ability to administer and manage its business.

    MARKETING. The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave the Company, its ability to retain existing customers and members could be impaired. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification, which could adversely affect the Company's ability to obtain or retain business with such customers.

    ACQUISITIONS. The Company has made several large acquisitions in recent years and has an active ongoing acquisition program. These acquisitions may entail certain risks and uncertainties in addition to those present in its ongoing business operations, unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs, or customer confusion or dissatisfaction.

    STOCK MARKET. The market prices of the securities of certain of the publicly-held companies in the industry in which United operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. During 1996, the market price for United's securities experienced similar volatility. There can be no assurance regarding the level or stability of United's share price at any time or of the impact of these or any other factors on the share price.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                        FIRST ELECTED AS
NAME                                      AGE                 POSITION                  EXECUTIVE OFFICER
----------------------------------------  --- ----------------------------------------  -----------------
William W. McGuire, M.D.................  48  President, Chairman, Chief Executive            1988
                                              Officer and Director

James G. Carlson........................  44  Executive Vice President, Field                 1995
                                              Operations

David A.George..........................  41  Executive Vice President, Administrative        1996
                                                Services

David P. Koppe..........................  40  Chief Financial Officer                         1992

Sheila T. Leatherman....................  45  Executive Vice President                        1993

David J. Lubben.........................  45  General Counsel and Secretary                   1996

Thomas P. McDonough.....................  48  Executive Vice President                        1997

Michael A. Mooney.......................  43  Executive Vice President, Underwriting &        1996
                                                Pricing

Jeannine M. Rivet.......................  48  Executive Vice President, Health                1992
                                              Services

Travers H. Wills........................  53  Executive Vice President and Chief              1992
                                              Operating Officer

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

    Mr. Carlson became United's executive vice president in October 1995. From March to October 1995, Mr. Carlson was executive vice president of The MetraHealth Companies, Inc ("MetraHealth"). Mr. Carlson was president and chief executive officer of HealthSpring, Inc., a developer of primary care physician practices, from July 1992 to March 1995. From April 1975 to July 1992, Mr. Carlson was an employee of Prudential Insurance Company. Mr. Carlson's last position with Prudential Insurance Company was vice president of Group Insurance.

    Mr. George became a vice president of United in October 1995 and an executive vice president in October 1996. Mr. George was an executive vice president of MetraHealth from November 1994 to October 1995. Prior to joining MetraHealth, Mr. George was president of Southern Group Operations for the Prudential Insurance Company of America from 1989 through November 1994.

    Mr. Koppe became the Company's chief financial officer in December 1994. He has been employed by the Company since June 1983 and served as the Company's vice president and treasurer from May 1989 to January 1996. Mr. Koppe also served as the Company's controller from May 1989 until October 1994.

    Ms. Leatherman currently serves as an executive vice president of United. Ms. Leatherman joined the Company in 1989 and served as its vice president of research and development until June 1992 when she became president of United's Center for Health Care Evaluation.

    Mr. Lubben became the Company's general counsel and secretary in October 1996. Prior to joining United, he was a partner in the law firm of Dorsey & Whitney LLP. Mr. Lubben first became associated with Dorsey & Whitney in 1977.

    Mr. McDonough became executive vice president of the Company in February 1997. From October 1995 through February 1997, he was the Company's senior vice president, claim services. From August 1995 to October 1995, he was employed by MetraHealth as senior vice president, claim services. From July 1993 through July 1995, he was the president of Harrington Services Corporation, and from February 1988 to July 1993, he was the chief operating officer of Jardine Group Services Corporation.

    Mr. Mooney has been employed by the Company since February 1985 and became an executive vice president of United in January 1996. Prior to January 1996, Mr. Mooney served in various capacities in United's Underwriting Department including, most recently, vice president, underwriting.

    Ms. Rivet has been employed by United since July 1990. She became an executive vice president of the Company in October 1994. She served as the Company's senior vice president, health plan operations from September 1993 to September 1994 and the Company's vice president of health service operations from June 1990 to September 1993.

    Mr. Wills has been employed by the Company since November 1992. From November 1992 until October 1995, he served as United's senior vice president, specialty operations. He has been the Company's chief operating officer since October 1995. From 1968 to 1992, Mr. Wills was employed by CIGNA Corporation, a multi-line insurance company, in various capacities, most recently as president of MCC Companies, a mental health/substance abuse subsidiary of CIGNA.

ITEM 2. PROPERTIES

    As of December 31, 1996, the Company leased approximately 1,140,918 aggregate square feet of space for its principal administrative offices in Hartford, Connecticut and the greater Minneapolis/St. Paul, Minnesota area. In connection with its operations outside of the Minneapolis/St. Paul, Minnesota and Hartford, Connecticut areas, as of December 31, 1996, the Company leased approximately 5,212,172 aggregate square feet for office space or space for computer facilities and claims processing centers nationwide and 13,280 aggregate square feet outside of the U.S. Such space corresponds to areas in which its health plans or managed care services specialty programs operate or where it has satellite administrative offices. The Company's leases expire at various dates through 2011. As of December 31, 1996, the Company owned approximately 699,851 aggregate square feet of space for administrative offices in various states and its staff model clinic operations in Florida.

ITEM 3. LEGAL PROCEEDINGS

    Because of the nature of its business, United is subject to suits relating to the failure to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under United's programs, nonacceptance or termination of providers, failure to return withheld amounts from provider compensation, failure of a self-funded plan serviced by United to pay benefits, improper copayment calculations and other forms of legal actions. Some of these suits may include claims for substantial non-economic or punitive damages. While United does not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on United's financial position or results of operations, the likelihood or outcome of such current or future suits cannot be accurately predicted and they could adversely affect United's financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information contained under the heading "Investor Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is incorporated herein by reference.

ITEM. 6. SELECTED FINANCIAL DATA

    The information contained under the heading "Financial Highlights" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information contained under the heading "Financial Review" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements together with the Report of Independent Public Accountants thereon appearing on pages 24 through 38 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997, is incorporated herein by reference.

    Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under separate caption.

ITEM 11. EXECUTIVE COMPENSATION

    The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions appearing under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and are incorporated herein by reference:

       Consolidated Statements of Operations for the Three Years Ended December 31, 1996.

       Consolidated Balance Sheets at December 31, 1996 and 1995.

       Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 1996.

       Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.

       Notes to Consolidated Financial Statements.

       Report of Independent Public Accountants.

(a) 2. FINANCIAL STATEMENT SCHEDULES

    None

(a) 3. EXHIBITS

 13(a)     Copy of the Company's Second Restated Articles of Incorporation.

 13(b)     Copy of the Company's Restated Bylaws, as amended. (Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.)

 14        Certificate of Designation for 5.75% Series A Convertible Preferred Stock
             (See Exhibit 3(a).)

*10(a)     Employment Agreement dated as of January 6, 1996, between United HealthCare
             Corporation and William W. McGuire, M.D. (Incorporated by reference to
             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10(b)     United HealthCare Corporation 1985 Stock Option Plan, as amended.
             (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

*10(c)     United HealthCare Corporation 1987 Supplemental Stock Option Plan.
             (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

*10(d)     United HealthCare Corporation 1988 Stock Option Plan, as amended.
             (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

*10(e)     United HealthCare Corporation 1990 Stock and Incentive Plan, as amended.
             (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

*10(f)     United HealthCare Corporation Amended and Restated 1991 Stock and Incentive
             Plan, Amended and Restated Effective August 15, 1996.

 10(g)     Employment Agreement, dated as of November 1, 1994, between United HealthCare
             Corporation and Jeannine Rivet. (Incorporated by reference to Exhibit 10(k)
             to the Company's Annual Report on Form 10-K for the year-ended December 31,
             1994.)

*10(h)     Restated Employment Agreement dated as of May 27, 1994, between United
             HealthCare Corporation and Travers H. Wills. (Incorporated by reference to
             Exhibit 99.1 to the Company's Interim Report on Form 8-K dated May 27,
             1994.)

 10(i)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Michael Mooney. (Incorporated by reference to Exhibit 10(m)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1996.)

*10(j)     Employment Agreement dated as of December 1, 1994, between United HealthCare
             Corporation and David P. Koppe. (Incorporated be reference to Exhibit 10(q)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.)

 10(k)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Sheila T. Leatherman. (Incorporated by reference to Exhibit
             10(r) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994.)

 10(l)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and James Conto. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.)

*10(m)     Employment Agreement effective as of October 2, 1995 between United
             HealthCare Corporation and James G. Carlson. (Incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995.)

*10(n)     Employment Agreement effective as of October 2, 1995, between United
             HealthCare Corporation and David A. George.

+10(o)     Information Technology Services Agreement between The MetraHealth Companies,
             Inc. and Integrated Systems Solutions Corporation dated as of November 1,
             1995. (Incorporated by reference to Exhibit 10(t) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1995.)

+10(p)     AARP Health Insurance Agreement by and among American Association of Retired
             Persons, Trustees of the AARP Insurance Plan and United HealthCare
             Insurance Company dated as of February 26, 1997.

*10(q)     United HealthCare Corporation Non-employee Director Stock Option Plan.
             (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

*10(r)     Letter Agreement between The MetraHealth Companies, Inc. and Kennett L.
             Simmons dated as of October 2, 1995. (Incorporated by reference to Exhibit
             10(w) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.)

*10(s)     Consulting Agreement between The MetraHealth Companies, Inc. and Kennett L.
             Simmons dated as of October 2, 1995. (Incorporated by reference to Exhibit
             10(x) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.)

 11        Statement regarding computation of per share earnings.

 13        Information contained under the headings "Investor Information," "Financial
             Highlights," "Financial Review" and the Company's Consolidated Financial
             Statements together with the Report of Independent Public Accountants thereon, for the fiscal year ended December 31, 1996, as required by Rule
             601(b) (13) (ii). (E.D.G.A.R. version only)

 21        Subsidiaries of the Registrant

 23        Consent of Independent Public Accountants.

 24        Powers of Attorney.

 27        Financial Data Schedule. (E.D.G.A.R. version only)

------------------------

+ Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* Denotes compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) REPORTS ON FORM 8-K

    The following reports on Form 8-K were filed during the fourth quarter of 1996 or during the period thereafter ending on March 29, 1997:

    The company filed a Current Report on Form 8-K dated December 18, 1996. The only item reported on this filing was Item 5 concerning the dismissal of a shareholder suit against the Company, RAY LEVY, ET AL. V. UNITED HEALTHCARE CORPORATION, ET AL.

(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

                                UNITED HEALTHCARE CORPORATION

                                By:         /s/ WILLIAM W. MCGUIRE, M.D.
                                     -----------------------------------------
                                              William W. McGuire, M.D.
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

 /s/ WILLIAM W. MCGUIRE, M.D.   Director, Chief Executive
------------------------------    Officer (principal           March 28, 1997
   William W. McGuire, M.D.       executive officer)

      /s/ DAVID P. KOPPE        Chief Financial Officer
------------------------------    (principal financial and     March 28, 1997
        David P. Koppe            accounting officer)

              *
------------------------------  Director                       March 28, 1997
   William C. Ballard, Jr.

              *
------------------------------  Director                       March 28, 1997
       Richard T. Burke

              *
------------------------------  Director                       March 28, 1997
       James A. Johnson

              *
------------------------------  Director                       March 28, 1997
        Thomas H. Kean

              *
------------------------------  Director                       March 28, 1997
    Douglas W. Leatherdale

------------------------------  Director                       March 28, 1997
    Elizabeth J. McCormack

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
              *
------------------------------  Director                       March 28, 1997
        Robert L. Ryan

              *
------------------------------  Director                       March 28, 1997
      William G. Spears

              *
------------------------------  Director                       March 28, 1997
      Kennett L. Simmons

              *
------------------------------  Director                       March 28, 1997
       Gail R. Wilensky

*By  /s/ WILLIAM W. MCGUIRE,
               M.D.                                            March 28, 1997
    --------------------------
     William W. McGuire, M.D.
       AS ATTORNEY-IN-FACT

                                 EXHIBITS INDEX

                                                                                                                  PAGE
                                                                                                                  -----
13(a)      Copy of the Company's Second Restated Articles of Incorporation...................................

13(b)      Copy of the Company's Restated Bylaws, as amended. (Incorporated by reference to Exhibit 3 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.)...................

14         Certificate of Designation for 5.75% Series A Convertible Preferred Stock (See Exhibit 3(a).).....

10(a)      Employment Agreement dated as of January 6, 1996, between United HealthCare Corporation and
             William W. McGuire, M.D. (Incorporated by reference to Exhibit 10(b) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1995.)......................................

10(b)      United HealthCare Corporation 1985 Stock Option Plan, as amended. (Incorporated by reference to
             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1993.)..........................................................................................

10(c)      United HealthCare Corporation 1987 Supplemental Stock Option Plan. (Incorporated by reference to
             Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1993.)..........................................................................................

10(d)      United HealthCare Corporation 1988 Stock Option Plan, as amended. (Incorporated by reference to
             Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1992.)..........................................................................................

10(e)      United HealthCare Corporation 1990 Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992.).............................................................................

10(f)      United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and
             Restated Effective August 15, 1996..............................................................

10(g)      Employment Agreement, dated as of November 1, 1994, between United HealthCare Corporation and
             Jeannine Rivet. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on
             Form 10-K for the year-ended December 31, 1994.)................................................

10(h)      Restated Employment Agreement dated as of May 27, 1994, between United HealthCare Corporation and
             Travers H. Wills. (Incorporated by reference to Exhibit 99.1 to the Company's InterimReport on
             Form 8-K dated May 27, 1994.)...................................................................

10(i)      Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and
             Michael Mooney. (Incorporated by reference to Exhibit 10(m) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1996.)................................................

10(j)      Employment Agreement dated as of December 1, 1994, between United HealthCare Corporation and David
             P. Koppe. (Incorporated be reference to Exhibit 10(q) to the Company's Annual Report on Form
             10-K for the year ended December 31, 1994.).....................................................

10(k)      Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and
             Sheila T. Leatherman. (Incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.).............................................

10(l)      Employment Agreement dated as of November 1, 1994, between United HealthCare Corporation and James
             Conto. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K
             for the year ended December 31, 1994.)..........................................................

                                                                                                                  PAGE
                                                                                                                  -----
10(m)      Employment Agreement effective as of October 2, 1995 between United HealthCare Corporation and
             James G. Carlson. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.).........................................

10(n)      Employment Agreement effective as of October 2, 1995, between United HealthCare Corporation and
             David A. George.................................................................................

10(o)      Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated
             Systems Solutions Corporation dated as of November 1, 1995. (Incorporated by reference to
             Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1995.)..........................................................................................

10(p)      AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26,
             1997............................................................................................

10(q)      United HealthCare Corporation Non-employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.)..........................................................................................

10(r)      Letter Agreement between The MetraHealth Companies, Inc. and Kennett L. Simmons dated as of
             October 2, 1995. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995.)................................................

10(s)      Consulting Agreement between The MetraHealth Companies, Inc. and Kennett L. Simmons dated as of
             October 2, 1995. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995.)................................................

11         Statement regarding computation of per share earnings.............................................

13         Information contained under the headings Investor Information, Financial Highlights, Financial
             Review and the Company's Consolidated Financial Statements together with the Report of
             Independent Public Accountants thereon, for the fiscal year ended December 31, 1996, as required by Rule 601(b) (13) (ii). (E.D.G.A.R. version only).............................................

21         Subsidiaries of the Registrant....................................................................

23         Consent of Independent Public Accountants.........................................................

24         Powers of Attorney................................................................................

27         Financial Data Schedule. (E.D.G.A.R. version only)................................................