Form 10-Q
period 1997-03-31
UNITED HEALTHCARE CORP
filed 1997-05-15
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from         to

                        Commission file number: 0-13253

                            ------------------------

                         UNITED HEALTHCARE CORPORATION

                       State of Incorporation: Minnesota
                 I.R.S. Employer Identification No: 41-1321939

                          Principal Executive Offices:
                                300 Opus Center
                              9900 Bren Road East

                              Minnetonka MN, 55343

                        Telephone Number: (612)936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _/X/_ No _/ /_

The number of shares of Common Stock, par value $.01 per share, outstanding on May 12, 1997 was 186,246,869.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION

                                     INDEX

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets at
      March 31, 1997 and December 31, 1996..............................................................            3

    Condensed Consolidated Statements of Operations for the three
      month periods ended March 31, 1997 and 1996.......................................................            4

    Condensed Consolidated Statements of Cash Flows for the
      three month periods ended March 31, 1997 and 1996.................................................            5

    Notes to Condensed Consolidated Financial Statements................................................            6

    Report of Independent Public Accountants............................................................            7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................            8

PART II. OTHER INFORMATION

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................           14

    ITEM 6. EXHIBITS....................................................................................           14

Signatures..............................................................................................           15

                         UNITED HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current Assets
  Cash and cash equivalents..........................................................  $    903,965   $1,036,716
  Short-term investments.............................................................       446,362      610,572
  Accounts receivable, net...........................................................       681,545      605,801
  Assets under management............................................................       133,519      155,090
  Other..............................................................................       364,090      331,485
                                                                                       ------------  ------------
    Total Current Assets.............................................................     2,529,481    2,739,664
Long-term Investments................................................................     2,081,403    1,804,973
Property and Equipment, net..........................................................       322,129      312,984
Goodwill and Other Intangible Assets, net............................................     2,129,595    2,139,009
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  7,062,608   $6,996,630
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical costs payable..............................................................  $  1,619,151   $1,516,111
  Other policy liabilities...........................................................       312,811      334,039
  Accounts payable...................................................................       130,011       73,077
  Accrued expenses...................................................................       426,220      491,297
  Unearned premiums..................................................................       111,549      228,258
                                                                                       ------------  ------------
    Total Current Liabilities........................................................     2,599,742    2,642,782
Long-term Obligations and Minority Interests.........................................        28,825       30,761
Convertible Preferred Stock..........................................................       500,000      500,000
                                                                                       ------------  ------------
Shareholders' Equity
  Common stock, $.01 par value--500,000,000 shares authorized; 185,759,000 and
    184,865,000 issued and outstanding...............................................         1,858        1,849
  Additional paid-in capital.........................................................     1,176,480    1,148,039
  Retained earnings..................................................................     2,776,311    2,680,191
  Net unrealized holding losses on investments available for sale, net of income tax
    effects..........................................................................       (20,608)      (6,992)
                                                                                       ------------  ------------
    Total Shareholders' Equity.......................................................     3,934,041    3,823,087
                                                                                       ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................................  $  7,062,608   $6,996,630
                                                                                       ------------  ------------
                                                                                       ------------  ------------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH
                                                                                                31,
                                                                                     --------------------------
                                                                                         1997          1996
                                                                                     ------------  ------------
REVENUES
  Premiums.........................................................................  $  2,444,580  $  1,914,364
  Management Services and Fees.....................................................       355,733       357,841
  Investment and Other Income......................................................        50,798        45,905
                                                                                     ------------  ------------
    Total Revenues.................................................................     2,851,111     2,318,110
                                                                                     ------------  ------------
OPERATING EXPENSES
  Medical Costs....................................................................     2,064,020     1,585,369
  Selling, General and Administrative Costs........................................       575,074       508,034
  Depreciation and Amortization....................................................        33,607        31,101
                                                                                     ------------  ------------
    Total Operating Expenses.......................................................     2,672,701     2,124,504
                                                                                     ------------  ------------
EARNINGS FROM OPERATIONS...........................................................       178,410       193,606
  Interest Expense.................................................................          (123)         (251)
                                                                                     ------------  ------------
EARNINGS BEFORE INCOME TAXES, AND MINORITY INTERESTS...............................       178,287       193,355
  Provision for Income Taxes.......................................................       (69,532)      (73,475)
  Minority Interests in Net Losses (Earnings) of Consolidated Subsidiaries.........           124          (934)
                                                                                     ------------  ------------
NET EARNINGS.......................................................................       108,879       118,946
CONVERTIBLE PREFERRED STOCK DIVIDENDS..............................................        (7,188)       (7,188)
                                                                                     ------------  ------------
NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS.....................................  $    101,691  $    111,758
                                                                                     ------------  ------------
                                                                                     ------------  ------------
NET EARNINGS PER COMMON SHARE......................................................  $       0.54  $       0.62
                                                                                     ------------  ------------
                                                                                     ------------  ------------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............................       189,330       180,470
                                                                                     ------------  ------------
                                                                                     ------------  ------------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH
                                                                                                   31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        -------------  -----------
OPERATING ACTIVITIES
  Net Earnings........................................................................  $     108,879  $   118,946
  Non-cash Items:
    Depreciation and amortization.....................................................         33,607       31,101
    Other.............................................................................          1,879       (2,974)
  Net Change in Other Operating Items:
    Accounts receivable and other current assets......................................       (108,349)     (61,244)
    Accounts payable..................................................................         56,934       (7,338)
    Accrued expenses..................................................................        (59,588)      48,018
    Medical costs payable.............................................................        103,855       65,025
    Other policy liabilities..........................................................           (472)      40,169
    Unearned premiums.................................................................       (116,709)     (69,702)
                                                                                        -------------  -----------
      Cash Flows From Operating Activities............................................         20,036      162,001
                                                                                        -------------  -----------
INVESTING ACTIVITIES
  Cash Assumed in Acquisition, net of cash paid and other effects.....................       --             34,788
  Net Purchases of Property and Equipment.............................................        (32,820)     (22,015)
  Purchases of Investments Available for Sale.........................................     (1,009,107)    (794,206)
  Maturities/Sales of Investments Available for Sale..................................        867,837      719,978
  Purchases of Investments Held to Maturity...........................................         (5,416)      (2,085)
  Maturities of Investments Held to Maturity..........................................         13,692        1,964
  Other...............................................................................          2,825          449
                                                                                        -------------  -----------
      Cash Flows Used for Investing Activities........................................       (162,989)     (61,127)
                                                                                        -------------  -----------
FINANCING ACTIVITIES
  Net Proceeds from Stock Option Exercises............................................         17,390        6,696
  Dividends Paid on Convertible Preferred Stock.......................................         (7,188)      (7,188)
                                                                                        -------------  -----------
      Cash Flows From (Used for)Financing Activities..................................         10,202         (492)
                                                                                        -------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................       (132,751)     100,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................      1,036,716      940,110
                                                                                        -------------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................  $     903,965  $ 1,040,492
                                                                                        -------------  -----------
                                                                                        -------------  -----------

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

    Pursuant to the rules and regulations of the Securities and Exchange Commission, footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements of the Company have been omitted from these interim financial statements. Although the Company believes that the disclosures presented below are adequate to make the interim financial statements presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. DIVIDENDS

    On February 13, 1997, the Company's Board of Directors approved an annual dividend for 1997 of $0.03 per share to holders of the Company's common stock. Dividends of $5.6 million were paid on April 15, 1997 to shareholders of record at the close of business on April 3, 1997.

3. CASH AND INVESTMENTS

    As of March 31, 1997, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in thousands):

                                                                                GROSS        GROSS
                                                                             UNREALIZED   UNREALIZED
                                                                AMORTIZED      HOLDING      HOLDING
                                                                   COST         GAINS       LOSSES      FAIR VALUE
                                                               ------------  -----------  -----------  ------------
Cash and Cash Equivalents....................................  $    903,965   $  --        $  --       $    903,965
Investments Available for Sale...............................     2,497,791       2,505      (36,288)     2,464,008
Investments Held to Maturity.................................        63,757         127         (309)        63,575
                                                               ------------  -----------  -----------  ------------
  Total Cash and Investments.................................  $  3,465,513   $   2,632    $ (36,597)  $  3,431,548
                                                               ------------  -----------  -----------  ------------
                                                               ------------  -----------  -----------  ------------

4. RECENTLY ISSUED ACCOUNTING STANDARD

    During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS No. 128), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the Company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the Company's determination of earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United HealthCare Corporation and Subsidiaries as of and for the year ended December 31, 1996 (not presented herein), and, in our report dated February 28, 1997, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/ Arthur Andersen LLP

Minneapolis, Minnesota
May 7, 1997

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has completed certain transactions which affect the year-to-year comparability of the Company's consolidated financial position and results of operations. On April 12, 1996, the Company completed its acquisition of HealthWise of America, Inc. (HealthWise), a health care management company based in Nashville, Tennessee. HealthWise owned or operated health plans in Maryland, Kentucky, Tennessee and Arkansas, which served at the time of acquisition 154,000 members. On March 29, 1996, the Company completed its acquisition of PHP, Inc. (PHP), a health plan based in Greensboro, North Carolina, which served 132,000 members at the time of acquisition.

    The HealthWise acquisition was accounted for as a pooling of interests; however, the historical financial results of the Company were not restated because the effects of this acquisition on the Company's financial statements were not material. The PHP acquisition was accounted for using the purchase method of accounting. Accordingly, only the post-acquisition results of HealthWise and PHP are included in the Company's consolidated financial statements.

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

                SUMMARY OF OPERATING INFORMATION (IN THOUSANDS)

                                                      Three Month Period Ended
                                          ------------------------------------------------
                                                   March 31, 1997              March 31,
                                          --------------------------------       1996
                                                               Percent       -------------
                                             AMOUNT OR         Increase        Amount or
                                            PERCENT(a)        (Decrease)        Percent
                                          ---------------   --------------   -------------
Total Revenues..........................  $  2,851,111               23%     $2,318,110
Earnings From Operations................  $    178,410               (8)%    $  193,606
                                          ---------------         -----      -------------
Medical Costs to Premium Revenue........          84.4%                            82.8%
SG&A Expenses to Total Revenues.........          20.2%                            21.9%
                                          ---------------         -----      -------------
Enrollment (at period end)
  Health Plan Products
    Commercial..........................         4,282(b)            25%          3,424(b)
    Medicaid............................           475               30%            365
    Medicare............................           257               57%            164
                                          ---------------         -----      -------------
      Total.............................         5,014               27%          3,953
  Other Network-Based Products..........         5,533(b)            (3)%         5,675(b)
  Indemnity Products....................         2,993(b)           (24)%         3,950(b)
                                          ---------------         -----      -------------
Total Enrollment........................        13,540                0%         13,578
                                          ---------------         -----      -------------
                                          ---------------         -----      -------------

------------------------

(a) Amounts include post-acquisition operating results of PHP, Inc. acquired on March 29, 1996 and HealthWise of America, Inc. acquired on April 12, 1996.

(b) Amounts include both fully insured and self-funded enrollment. As of March 31, 1997 and 1996, self-funded enrollment was as follows: Commercial Health Plan Products--316,000 in 1997 and 294,000 in

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    1996; Other Network-Based Products--4,837,000 in 1997 and 4,936,000 in 1996;
    Indemnity Products--2,464,000 in 1997 and 3,091,000 in 1996.

    PREMIUM REVENUES

    Premium revenues of $2.44 billion in the first quarter of 1997 increased $530 million, or 28%, compared to the first quarter of 1996. Excluding the effects of the Company's 1996 acquisitions of HealthWise and PHP, the increase in first quarter 1997 premium revenues over the first quarter of 1996 was 21%.

    The increase in premium revenues is primarily attributable to year-over-year same store health plan premium revenue growth of $412 million, or 29%. The health plan premium revenue increase reflects same store enrollment growth of 23% and an average year-over-year premium rate increase on renewing commercial groups of approximately 5%. Growth in the Company's Medicare programs also contributed to the increase in premium revenues. Included in the total health plan same-store enrollment growth of 23% is year-over-year same-store increases of 48% in the Company's Medicare enrollment. Significant growth in Medicare enrollment will impact year-over-year comparability of premium revenues. The Medicare product generally realizes per member premium rates three to four times higher than the average commercial premium rates because of the higher level of medical care services utilized by this population.

    The year-over-year increase in premium revenues from health plan operations was partially offset by an expected decrease in premium revenues from fully insured non-network-based indemnity products of $13 million. In response to increased medical costs associated with these products, the Company instituted rate increases averaging from 10% to 20% during 1996 and into 1997. These rating actions appear to have been sufficient to cover the corresponding increases in medical costs. As a result of these pricing decisions and other factors, the Company has seen enrollment decreases in the non-network-based indemnity products and expects these decreases to continue throughout 1997. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products. While these recent rate increases were based on the Company's estimate of health care cost trends within the non-network-based products, there can be no assurance that these rate increases will be consistent with the related future health care cost experience.

    MEDICAL COSTS

    The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical care ratio (the percent of premium revenues expensed as medical costs). The Company's commercial health plan business is most sensitive to this strategy.

    New and renewal commercial health plan premium rates are generally established by the Company based on anticipated health care costs. Over the past several years, the Company had been able to effectively manage health care costs and maintain the rate at which its health care costs had grown within the commercial health plan line of business to low single-digit percentage increases. Commercial premium rates were set accordingly.

    When establishing premium rates for late 1995 and January 1996 new and renewing commercial health plan business, the Company believed that its commercial health plan health care cost trend for 1996 would be 1% to 2%, similar to the corresponding health care cost trend experienced in 1995. The

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

January renewal period is significant for the Company as approximately 45% of its existing commercial health plan enrollment renews in that month.

    As 1996 progressed, the Company determined year-over-year commercial health care cost trend had risen to the 3% to 4% range. The increasing health care cost trend was attributed to certain cost components led by outpatient services, physician utilization and prescription drugs. Decreases in inpatient hospital utilization in the health plans did not fully offset the increases in these other health care services. Consequently, the commercial health plan premium rates achieved by the Company during late 1995 and January 1996 were less than the corresponding increase in health care costs, causing the Company's consolidated medical care ratio to increase from 82.8% during the first quarter of 1996 to 84.4% during the first quarter of 1997.

    The Company believes that the competitive premium environment has improved since January 1996. The Company has been able to realize rate increases in excess of 5% in its commercial health plan business during the remainder of 1996 and into 1997. These rate increases combined with stable medical cost trends during the first quarter of 1997 enabled the Company to maintain its consolidated medical care ratio at 84.4%, a level relatively consistent with the consolidated medical care ratio of 84.0% during the fourth quarter of 1996. The modest increase in the first quarter 1997 medical care ratio is the result of expected seasonally higher first quarter utilization, as well as changes in the Company's product mix. The rapid growth associated with recently introduced Medicare products in several new markets (with the proportionately higher medical care ratios expected at this early stage of product introduction) and the absence of Medicaid premium increases contributed to the increased medical care ratio. The medical care ratio for the commercial health plan business declined slightly from the fourth quarter of 1996 to the first quarter of 1997, partially offsetting the impact of the Company's Medicare and Medicaid business.

    The Company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the Company's premium increases, future health care cost trends or other factors, there can be no assurance that the Company's recent enrollment growth trends will continue or that the Company will be able to price its products consistent with health care cost trends.

    MANAGEMENT SERVICES AND FEE REVENUES

    Management services and fee revenues were $356 million in the first quarter of 1997, comparable to revenues of $358 million reported in the first quarter of 1996. These revenues are primarily generated from self-funded indemnity products wherein the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. Additionally, the Company generates fee revenues from administrative services performed on behalf of managed health plans and for services provided by the Company's specialty managed care services.

    Management services and fee revenues from self-funded indemnity products has decreased $14 million from the first quarter of 1996 as a result of declining enrollment in this product. This decrease is fully offset by an increase in revenues generated from the Company's other sources of management services and fee revenues, attributable to enrollment growth within the managed health plans and an increase in lives served by the specialty managed care services operations, most notably in the behavioral health and demand management businesses.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    SELLING, GENERAL AND ADMINISTRATIVE COSTS

    Selling, general and administrative costs as a percent of total revenues (the SG&A ratio) decreased from 21.9% in the first quarter of 1996 to 21.1% in the fourth quarter of 1996, and again to 20.2% in the first quarter of 1997. The decrease in the SG&A ratio reflects increased operating efficiencies as well as the Company's diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs in the first quarter of 1997 increased $67 million, or 13%, over the first quarter of 1996, reflecting the additional infrastructure necessary to support the corresponding $530 million increase in premium based business, as well as additional investment in new Medicare markets and increased support for its growing specialty managed care service operations.

INFLATION

    Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the total national health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. Specifically, the Company's health plans attempt to control medical and hospital costs through contractual arrangements primarily with independent providers of health care services. Cost-effective delivery of health care services by such health care providers is achieved by emphasizing preventive health services, appropriate use of specialty referral services, and the reduction of unnecessary hospitalizations. While the Company currently believes its strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from providers and customers, applicable regulations or other factors may adversely affect the Company's ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have similar health care cost containment measures as the Company's network-based managed care products. As a result, the Company is subject to more health care cost inflation risk with these products.

GOVERNMENT REGULATION

    The Company's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state levels. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or one of its subsidiaries to make changes from time to time in its services, products, marketing methods, or organizational or capital structure.

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

    While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for the Company to enroll people under products developed for the Medicare-

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

and Medicaid-eligible populations. Other proposed changes also may limit the reimbursement available to the Company and increase competition in those programs, which could adversely affect the Company's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations, such as "any willing provider" laws and limits on utilization management, by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

    A number of jurisdictions have enacted small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling medical costs for small group business. These laws generally may limit or eliminate use of preexisting conditions exclusions, experience rating and industry class rating, and may limit the amount of rate increases from year to year. Under these laws, medical cost control through provider contracting and managing care may become more important, and the Company currently believes its experience in these areas will allow it to compete effectively.

    In addition to changes in applicable laws and rules, the Company is potentially subject to governmental investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan (FEHBP), federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. Although the Company is currently involved in various government audits, such as under the FEHBP or relating to services for ERISA plans, the Company currently does not believe the results of such audits will have a material adverse effect on the Company's financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

    The Company has continued strong financial condition and liquidity with cash and investments of $3.43 billion at March 31, 1997, relatively unchanged from December 31, 1996. Cash flows from operations in the first quarter of 1997 of $20 million reflects net earnings for the quarter of $109 million, offset by normal timing issues in operating cash payments and receipts. The Company expects operating cash flows in the subsequent quarters of 1997 to reflect the positive impact of the reversal of these timing items.

    Under applicable state regulations, several of the Company's subsidiaries are required to maintain specified capital levels to support their operations. After giving effect to these regulations and certain business considerations, the Company had approximately $864 million in cash and investments available for general corporate use at March 31, 1997.

    The Company continues to focus on expanding its health care programs to the Medicare population. In connection with the introduction of a Medicare health plan product in a particular site, significant expenditures must be incurred. These start-up expenditures include a lengthy and detailed regulatory approval process, product-specific provider contracting and network configuration, high up-front sales and marketing costs, and staffing of service areas in advance of product sales. In addition, start-up markets generally experience a higher medical care ratio due to the low enrollment base. The Company expects to incur operating losses from its Medicare products in these start-up markets usually for the first 12 to 18 months until Medicare enrollment is sufficient to cover the corresponding administrative cost structure in each site and to absorb the medical risk attributable to these products.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    In February 1997, the Company completed a contract to deliver Medicare supplement insurance and develop an array of new products for the American Association of Retired Persons (AARP) beginning in January 1998. Under the terms of the 10 year contract, the Company's portion of the AARP insurance offerings is expected to represent approximately $3.8 billion in annual premium revenue from over 5 million policyholders (based on year-end 1996 figures).

    The Company currently believes its available cash resources will be sufficient to meet its current operating requirements and internal development and integration initiatives. In addition, the Company believes that, based on its current financial condition and results of operations, it would be able to finance additional cash requirements in the public or private markets, if necessary.

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

                         UNITED HEALTHCARE CORPORATION

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of shareholders held on May 14, 1997, the Company's shareholders elected three directors and ratified the appointment of Arthur Andersen LLP as independent public accountants.

    Three directors whose terms expire in 2000 (Class II) were elected: James A. Johnson with 149,669,494.12 votes cast for his election and 2,068,143.58 votes withheld; Douglas W. Leatherdale with 149,677,404.12 votes cast for his election and 2,060,233.58 votes withheld; Walter F. Mondale, with 149,743,551.135 votes cast for his election and 1,994,086.565 votes withheld.

    The appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 1997 was ratified with 151,284,351.51 votes cast for ratification, 110,618.830 votes cast against ratification and 342,667.360 abstaining votes cast. There were 0 broker nonvotes on this matter.

ITEM 6. EXHIBITS

    The following exhibits are filed in response to Item 601 of Regulation S-K.

EXHIBIT NO.                                                EXHIBIT
------------             ---------------------------------------------------------------------------
Exhibit 10           --  1997 Management Incentive Plan

Exhibit 11           --  Statements Re Computation of Per Share Earnings

Exhibit 15           --  Letter Re Unaudited Interim Financial Information

Exhibit 99           --  Cautionary Statements

                         UNITED HEALTHCARE CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED HEALTHCARE CORPORATION

Dated: May 14, 1997
                                            By    /s/ WILLIAM W. MCGUIRE, M.D.
                                            --------------------------------------
                                            William W. McGuire, M.D.
                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: May 14, 1997
                                            By   /s/ DAVID P. KOPPE
                                            --------------------------------------
                                            David P. Koppe
                                             CHIEF FINANCIAL OFFICER

                         UNITED HEALTHCARE CORPORATION
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                DESCRIPTION                                                 PAGE
-----------  --------------------------------------------------------------------------------------------------     -----
    10       1997 Management Incentive Plan....................................................................

    11       Statements Re Computation of Per Share Earnings...................................................

    15       Letter Re Unaudited Interim Financial Information.................................................

    99       Cautionary Statements.............................................................................