Form 10-K/A
period 1996-12-31
UNITED HEALTHCARE CORP
filed 1997-06-16
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number: 1-10864

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

Dated: June 16, 1997

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

 /s/ WILLIAM W. MCGUIRE, M.D.   Director, Chief Executive
------------------------------    Officer (principal           June 16, 1997
   William W. McGuire, M.D.       executive officer)

      /s/ DAVID P. KOPPE        Chief Financial Officer
------------------------------    (principal financial and     June 16, 1997
        David P. Koppe            accounting officer)

              *
------------------------------  Director                       June 16, 1997
   William C. Ballard, Jr.

              *
------------------------------  Director                       June 16, 1997
       Richard T. Burke

              *
------------------------------  Director                       June 16, 1997
       James A. Johnson

              *
------------------------------  Director                       June 16, 1997
        Thomas H. Kean

              *
------------------------------  Director                       June 16, 1997
    Douglas W. Leatherdale

------------------------------  Director                       _______, 1997
      Walter F. Mondale

------------------------------  Director                       _______, 1997
      Mary O. Mundinger

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
              *
------------------------------  Director                       June 16, 1997
        Robert L. Ryan

              *
------------------------------  Director                       June 16, 1997
      William G. Spears

              *
------------------------------  Director                       June 16, 1997
      Kennett L. Simmons

              *
------------------------------  Director                       June 16, 1997
       Gail R. Wilensky

*By  /s/ WILLIAM W. MCGUIRE,
               M.D.                                            June 16, 1997
    --------------------------
     William W. McGuire, M.D.
       AS ATTORNEY-IN-FACT

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
