Form 10-Q
period 1997-06-30
UNITED HEALTHCARE CORP
filed 1997-08-14
CIK 731766

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

                  For the quarterly period ended June 30, 1997

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from         to

                        Commission file number: 1-10864

                            ------------------------

                         UNITED HEALTHCARE CORPORATION

                       State of Incorporation: Minnesota
                 I.R.S. Employer Identification No: 41-1321939

                          Principal Executive Offices:
                                300 Opus Center
                              9900 Bren Road East

                              Minnetonka MN, 55343

                        Telephone Number: (612) 936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _/X/_ No _/ /_

The number of shares of Common Stock, par value $.01 per share, outstanding on August 11, 1997 was 187,567,494.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION
                                     INDEX

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

    Condensed Consolidated Balance Sheets at
      June 30, 1997 and December 31, 1996...............................................................            3

    Condensed Consolidated Statements of Operations for the three and
      six month periods ended June 30, 1997 and 1996....................................................            4

    Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and
     1996...............................................................................................            5

    Notes to Condensed Consolidated Financial Statements................................................            6

    Report of Independent Public Accountants............................................................            8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................            9

PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS....................................................................................           15

Signatures..............................................................................................           16

                         UNITED HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                          ---------  ------------
                                                     ASSETS
Current Assets
  Cash and cash equivalents.............................................................  $   610.3   $  1,036.7
  Short-term investments................................................................      269.6        610.6
  Accounts receivable, net..............................................................      703.4        605.8
  Assets under management...............................................................      128.3        155.1
  Other.................................................................................      276.7        331.4
                                                                                          ---------  ------------
    Total Current Assets................................................................    1,988.3      2,739.6
Long-term Investments...................................................................    2,654.3      1,805.0
Property and Equipment, net.............................................................      333.2        313.0
Goodwill and Other Intangible Assets, net...............................................    2,150.1      2,139.0
                                                                                          ---------  ------------
TOTAL ASSETS............................................................................  $ 7,125.9   $  6,996.6
                                                                                          ---------  ------------
                                                                                          ---------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical costs payable.................................................................  $ 1,595.5   $  1,516.1
  Other policy liabilities..............................................................      286.1        334.0
  Accounts payable......................................................................       46.2         73.1
  Accrued expenses and other liabilities................................................      449.1        491.3
  Unearned premiums.....................................................................      102.4        228.3
                                                                                          ---------  ------------
    Total Current Liabilities...........................................................    2,479.3      2,642.8
Long-term Obligations...................................................................       22.7         30.8
Convertible Preferred Stock.............................................................      500.0        500.0
                                                                                          ---------  ------------
Shareholders' Equity
  Common stock, $.01 par value--500,000,000 shares authorized; 187,313,000 and
    184,865,000 issued and outstanding..................................................        1.9          1.8
  Additional paid-in capital............................................................    1,235.3      1,148.0
  Retained earnings.....................................................................    2,884.8      2,680.2
  Net unrealized holding gains (losses) on investments available for sale, net of income
    tax effects.........................................................................        1.9         (7.0)
                                                                                          ---------  ------------
    Total Shareholders' Equity..........................................................    4,123.9      3,823.0
                                                                                          ---------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $ 7,125.9   $  6,996.6
                                                                                          ---------  ------------
                                                                                          ---------  ------------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                     --------------------  --------------------
                                                                       1997       1996       1997       1996
                                                                     ---------  ---------  ---------  ---------
REVENUES
  Premiums.........................................................  $ 2,500.3  $ 2,095.1  $ 4,944.9  $ 4,009.4
  Management Services and Fees.....................................      366.3      351.8      722.0      709.7
  Investment and Other Income......................................       63.9       45.3      114.7       91.2
                                                                     ---------  ---------  ---------  ---------
    Total Revenues.................................................    2,930.5    2,492.2    5,781.6    4,810.3
                                                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES
  Medical Costs....................................................    2,118.6    1,821.0    4,182.6    3,406.3
  Selling, General and Administrative Costs........................      591.7      542.1    1,167.0    1,050.4
  Depreciation and Amortization....................................       35.5       31.9       69.1       63.0
                                                                     ---------  ---------  ---------  ---------
    Total Operating Expenses.......................................    2,745.8    2,395.0    5,418.7    4,519.7
                                                                     ---------  ---------  ---------  ---------

EARNINGS FROM OPERATIONS...........................................      184.7       97.2      362.9      290.6
  Merger Costs.....................................................     --          (15.0)    --          (15.0)
                                                                     ---------  ---------  ---------  ---------

EARNINGS BEFORE INCOME TAXES.......................................      184.7       82.2      362.9      275.6
  Provision for Income Taxes.......................................      (69.0)     (31.9)    (138.3)    (106.3)
                                                                     ---------  ---------  ---------  ---------

NET EARNINGS.......................................................      115.7       50.3      224.6      169.3

CONVERTIBLE PREFERRED STOCK DIVIDENDS..............................       (7.2)      (7.2)     (14.4)     (14.4)
                                                                     ---------  ---------  ---------  ---------

NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS.....................  $   108.5  $    43.1  $   210.2  $   154.9
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

NET EARNINGS PER COMMON SHARE......................................  $    0.57  $    0.23  $    1.11  $    0.84
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........................      190.4      186.7      189.9      183.7
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         -------------------------
                                                                                             1997         1996
                                                                                         ------------  -----------
OPERATING ACTIVITIES
Net Earnings...........................................................................  $      224.6  $     169.3
  Non-cash Items:
    Depreciation and amortization......................................................          69.1         63.0
    Provision for future losses........................................................                       45.0
    Other..............................................................................          (7.7)        (5.2)
  Net Change in Other Operating Items:
    Accounts receivable and other current assets.......................................         (50.2)      (194.1)
    Accounts payable...................................................................         (24.8)       (16.4)
    Accrued expenses and other liabilities.............................................         (11.2)      (118.9)
    Medical costs payable..............................................................          80.2        169.5
    Other policy liabilities...........................................................         (22.0)        23.3
    Unearned premiums..................................................................        (125.5)       (81.2)
                                                                                         ------------  -----------
      Cash Flows From Operating Activities.............................................         132.5         54.3
                                                                                         ------------  -----------

INVESTING ACTIVITIES
  Cash Assumed in Acquisition, net of cash paid and other effects......................       --              59.1
  Purchases of Property and Equipment and Capitalized Software.........................         (89.8)       (74.7)
  Purchases of Investments Available for Sale..........................................      (3,167.4)    (1,915.6)
  Maturities/Sales of Investments Available for Sale...................................       2,668.9      1,931.5
  Purchases of Investments Held to Maturity............................................         (28.2)       (11.8)
  Maturities of Investments Held to Maturity...........................................          39.1          5.2
  Other................................................................................         (13.0)         3.0
                                                                                         ------------  -----------
      Cash Flows Used for Investing Activities.........................................        (590.4)        (3.3)
                                                                                         ------------  -----------

FINANCING ACTIVITIES
  Net Proceeds from Stock Option Exercises.............................................          46.6         24.8
  Payment of Long-term Obligations.....................................................       --               (.5)
  Dividends Paid
    Convertible Preferred Stock........................................................         (14.4)       (14.4)
    Common Stock.......................................................................          (5.6)        (5.3)
  Other................................................................................           4.9      --
                                                                                         ------------  -----------
      Cash Flows From Financing Activities.............................................          31.5          4.6
                                                                                         ------------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................        (426.4)        55.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................       1,036.7        940.1
                                                                                         ------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................  $      610.3  $     995.7
                                                                                         ------------  -----------
                                                                                         ------------  -----------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations and integration and restructuring reserves relating to the Company's acquisitions. These estimates are subject to adjustment as further information becomes available and any such adjustment could be significant.

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

3.  CASH AND INVESTMENTS

    As of June 30, 1997, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in millions):

                                                                    GROSS UNREALIZED   GROSS UNREALIZED
                                                    AMORTIZED COST    HOLDING GAINS     HOLDING LOSSES    FAIR VALUE
                                                    --------------  -----------------  -----------------  -----------
Cash and Cash Equivalents.........................    $    610.3        $  --              $  --           $   610.3
Investments Available for Sale....................       2,858.6             19.0              (15.8)        2,861.8
Investments Held to Maturity......................          62.1               .2                (.1)           62.2
                                                    --------------          -----             ------      -----------
  Total Cash and Investments......................    $  3,531.0        $    19.2          $   (15.9)      $ 3,534.3
                                                    --------------          -----             ------      -----------
                                                    --------------          -----             ------      -----------

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

    During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the Company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the Company's determination of earnings per share.

    During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report and display

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

4. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED) comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The changes required by SFAS No. 130 will not effect net income or shareholders' equity as previously reported.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
August 7, 1997

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. A number of factors should also be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussions. These factors are set forth in Exhibit 99 to this Quarterly Report.

SUMMARY OPERATING INFORMATION

OPERATING RESULTS                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
---------------------------------------------  -----------------------------------  -----------------------------------
                                                                        PERCENT                              PERCENT
(in millions except per share data)              1997      1996(a)      CHANGE        1997      1996(a)      CHANGE
                                               ---------  ---------  -------------  ---------  ---------  -------------

Total Revenues...............................  $ 2,930.5  $ 2,492.2          18%    $ 5,781.6  $ 4,810.3          20%
Earnings from Operations.....................  $   184.7  $   142.2          30%    $   362.9  $   335.6           8%
Net Earnings.................................  $   115.7  $    86.8          33%    $   224.6  $   205.8           9%
Earnings Per Share...........................  $    0.57  $    0.43          33%    $    1.11  $    1.04           7%
Medical Costs to Premium Revenues............       84.7%      84.8%                     84.6%      83.8%
SG&A Expenses to Total Revenues..............       20.2%      21.7%                     20.2%      21.8%

                                                                                                             PERCENT
ENROLLMENT BY PRODUCT                                                        JUNE 30, 1997  JUNE 30, 1996     CHANGE
---------------------------------------------------------------------------  -------------  -------------  ------------
                                                                                    (in thousands)
Health Plan Products
  Commercial...............................................................        4,383          3,726           18%
  Medicare.................................................................          286            184           55
  Medicaid.................................................................          483            392           23
                                                                             -------------  -------------        ---
    Total Health Plan Products.............................................        5,152          4,302           20
Other Network-Based Products...............................................        5,350          5,473(b)        (2)
Indemnity Products.........................................................        2,492          3,408(b)       (27)
                                                                             -------------  -------------        ---
    Total Enrollment.......................................................       12,994         13,183           (1)%
                                                                             -------------  -------------        ---
                                                                             -------------  -------------        ---
ENROLLMENT BY FUNDING ARRANGEMENT
---------------------------------------------------------------------------
  Fully Insured
    Health Plan Products...................................................        4,846          3,999           21%
    Other Network-Based Products...........................................          692            764           (9)
    Indemnity Products.....................................................          492            804          (39)
                                                                             -------------  -------------        ---
      Total Fully Insured..................................................        6,030          5,567            8
                                                                             -------------  -------------        ---
  Self-Funded
    Health Plan Products...................................................          306            303            1
    Other Network-Based Products...........................................        4,658          4,709           (1)
    Indemnity Products.....................................................        2,000          2,604          (23)
                                                                             -------------  -------------        ---
      Total Self-Funded....................................................        6,964          7,616           (9)
                                                                             -------------  -------------        ---
        Total Enrollment...................................................       12,994         13,183           (1)%
                                                                             -------------  -------------        ---
                                                                             -------------  -------------        ---

------------------------

(a) Amounts include post-acquisition operating results of PHP, Inc. (PHP) acquired on March 29, 1996, and HealthWise of America, Inc. (HealthWise) acquired on April 12, 1996. For comparability purposes, amounts exclude merger costs of $14.9 million ($9.1 million after tax) associated with the acquisition of HealthWise and the provision for future losses on two multi-year contracts of $45.0 million ($27.4 million after tax).

(b) For comparability purposes, amounts exclude 571,000 self-funded other network-based and indemnity lives served by United HealthCare
    Administrators, Inc., which was sold June 30, 1997.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS

    PREMIUM REVENUES

    Premium revenues of $2.5 billion in the second quarter of 1997 increased $405 million, or 19%, over the second quarter of 1996. For the six months ended June 30, 1997, premium revenues of $4.9 billion increased $936 million, or 23%, over the same period in 1996. Excluding the effects of the Company's 1996 acquisitions of HealthWise and PHP, the increase in premium revenues for the six months ended June 30, 1997 over the same period in 1996 was 20%.

    The increase in premium revenues is primarily attributable to year-over-year same-store health plan premium revenue growth of $425 million, or 27%, for the quarter ended June 30, 1997, and $820 million, or 29%, for the six months ended June 30, 1997. The health plan premium revenue increase reflects same-store enrollment growth of 20% and an average year-over-year premium rate increase on renewing commercial groups of approximately 5%. Growth in the Company's Medicare programs also contributed to the increase in premium revenues. Included in the total health plan same-store enrollment growth of 20% are year-over-year same-store increases of 55% in the Company's Medicare enrollment. Significant growth in Medicare enrollment will affect year-over-year comparability of premium revenue. The Medicare product generally realizes per member premium rates three to four times higher than the average commercial premium rates because of the higher level of medical care services utilized by this population.

    The year-over-year increase in premium revenues from health plan operations was partially offset by an expected decrease in premium revenues of $47 million from fully insured non-network-based indemnity products. In response to increased medical costs associated with these products, the Company instituted rate increases averaging from 10% to 20% during 1996 and into 1997. These rating actions appear to have been sufficient to cover the corresponding increases in medical costs. As a result of these pricing decisions and other factors, the Company has seen enrollment decreases in the non-network-based indemnity products and expects these decreases to continue throughout 1997. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products.

    MEDICAL COSTS

    The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical care ratio (the percent of premium revenues expensed as medical costs). The Company's commercial health plan business is most sensitive to this strategy.

    New and renewal commercial health plan premium rates are generally established by the Company based on anticipated health care costs. The Company believes its current health care cost trend is in the 3% to 4% range. In response to this cost trend, the Company has been increasing premium rates in excess of 5% on new and existing commercial health plan business in the last half of 1996 and continuing throughout 1997.

    The medical care ratio for the second quarter of 1997 was 84.7%, down slightly from 84.8% in the comparable period a year ago. For the six months, the medical care ratio increased from 83.8% in 1996 to 84.6% in 1997. The increase in the six month 1997 medical care ratio is the result of several factors. A few health plan markets, most notably Maryland, Rhode Island and the Gulf Coast, had medical care ratios substantially higher than the Company's other health plans in the aggregate. While the reasons varied from plan to plan, these results can generally be attributed to medical cost controls and provider contracting

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

initiatives not being fully implemented and insufficient commercial premium yields relative to corresponding medical costs. The Company anticipates performance will improve in these markets; however, the Company believes these health plans will continue to moderate the Company's overall results through the remainder of 1997. The rapid growth associated with recently introduced Medicare products in several new markets (with the proportionately higher medical care ratios expected at this early stage of product introduction) and the absence of Medicaid premium increases also contributed to the increased medical care ratio. Further Medicaid premium reductions in certain markets are possible during the second half of 1997 and this factor may affect the Company's ability to improve its overall medical care ratio in the near term.

    In the second quarter of 1996, the Company recorded a provision to cover the estimated losses expected to be incurred through the remaining term of two large, multi-year contracts in its St. Louis health plan of $45.0 million. These contracts covered approximately 23% of the health plan's total commercial insured enrollment at that time and run through 1998. With the contract loss provision, the medical expense ratio was 86.9% for the second quarter of 1996 and 85.0% for the six months ended June 30, 1996.

    MANAGEMENT SERVICES AND FEE REVENUES

    Management services and fee revenues for the three and six months ended June 30, 1997 were $366 million and $722 million compared to $352 million and $710 million for the same periods in 1996. These revenues are primarily generated from self-funded indemnity products wherein the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. Additionally, the company generates fee revenues from administrative services performed on behalf of managed health plans and for services provided by the Company's specialty managed care services.

    Management services and fee revenues from self-funded indemnity products decreased $19 million through the first six months of 1997 compared to the same period in 1996 as a result of declining enrollment in this product. This decrease is fully offset by an increase in revenues generated from the Company's other sources of management services and fee revenues, attributable to enrollment growth within the managed health plans and an increase in lives served by the specialty managed care services operations, most notably in the behavioral health and demand management businesses.

    INVESTMENT AND OTHER INCOME

    Investment and other income of $64 million in the second quarter of 1997 increased by $19 million, or 41%, over the second quarter of 1996. For the six months ended June 30, 1997, investment and other income of $115 million increased by $24 million, or 26%, over the same period in 1996. The increase in investment and other income is primarily attributable to an increase in cash and investments of $402 million, or 13%, from June 30, 1996 to June 30, 1997 and a decision to extend maturities on a portion of the Company's investments, thereby generating a higher rate of return. Additionally, during the second quarter of 1997, the Company recorded a $0.02 per share gain on the sale of its subsidiary, United HealthCare Administrators, Inc.

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    SELLING, GENERAL AND ADMINISTRATIVE COSTS

    Selling, general and administrative costs as a percent of total revenues (the SG&A ratio) decreased from 21.7% in the second quarter of 1996 to 20.2% in the first quarter of 1997, and remained flat at 20.2% in the second quarter. This improvement in the SG&A ratio reflects ongoing operating efficiencies as well as the Company's diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs in the first half of 1997 increased $117 million, or 11%, over the first half of 1996, reflecting the additional infrastructure necessary to support the corresponding $936 million increase in premium-based business, as well as additional investment in new Medicare markets and increased support for its growing specialty managed care service operations.

INFLATION

    Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the total national health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. Specifically, the Company's health plans attempt to control medical and hospital costs through contractual arrangements primarily with independent providers of health care services. Cost-effective delivery of health care services by such health care providers is encouraged by emphasizing preventive health services, the appropriate use of specialty referral services, and the reduction of unnecessary hospitalizations. While the Company currently believes its strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from providers and customers, applicable regulations or other factors may adversely affect the Company's ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have similar health care cost containment measures as the Company's network-based managed care products. As a result, the Company is subject to more health care cost inflation risk with these products.

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

    While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for the Company to enroll people under products developed for the Medicare and Medicaid-eligible populations. Other proposed changes also may limit the reimbursement available to

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

the Company and increase competition in those programs, which could adversely affect the Company's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

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

    In addition to changes in applicable laws and rules, the Company is potentially subject to governmental audits, investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan (FEHBP), federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. Although the Company is currently involved in various government audits, such as under the FEHBP or relating to services for ERISA plans, the Company currently does not believe the results of such audits will have a material adverse effect on the Company's financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

    Cash and investments at June 30, 1997 were $3.5 billion, a $102 million increase in the second quarter of 1997 and a $82 million increase compared to December 31, 1996. The increase in cash and investments since year-end is primarily a result of cash generated from operations of $133 million and proceeds received from common stock issuances of $47 million partially offset by $90 million in purchases of property and equipment and capitalized software payments.

    Under applicable state regulations, several of the Company's subsidiaries are required to maintain capital levels to support their operations. After giving effect to these regulations and certain business considerations, the Company had approximately $934 million in cash and investments available for general corporate use at June 30, 1997.

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

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    In February 1997, the Company completed a contract to deliver Medicare supplement insurance and is developing an array of new products for the American Association of Retired Persons (AARP) beginning in January 1998. Under the terms of the 10-year contract, the Company's portion of the AARP insurance offerings is expected to represent approximately $3.5 billion in annual premium revenue from over 4.5 million policyholders.

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

                         UNITED HEALTHCARE CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

    The following exhibits are filed in response to Item 601 of Regulation S-K.

 EXHIBIT NO.                                                EXHIBIT
--------------             -------------------------------------------------------------------------
Exhibit 10(a  )        --  United HealthCare Corporation Amended
                           and Restated 1991 Stock and Incentive Plan

Exhibit 10(b  )        --  United HealthCare Corporation Nonemployee
                           Director Stock Option Plan

Exhibit 10(c  )        --  United HealthCare Corporation 1997
                           Long-Term Incentive Program

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

                                UNITED HEALTHCARE CORPORATION

                                By         /s/ WILLIAM W. MCGUIRE, M.D.
                                    ------------------------------------------
Dated: August 13, 1997                       William W. McGuire, M.D.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By              /s/ DAVID P. KOPPE
                                    ------------------------------------------
Dated: August 13, 1997                            David P. Koppe
                                             CHIEF FINANCIAL OFFICER

                         UNITED HEALTHCARE CORPORATION
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                 DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
      10(a)  United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan...................

      10(b)  United HealthCare Corporation Nonemployee Director Stock Option Plan...............................

      10(c)  United HealthCare Corporation 1997 Long-Term Incentive Program.....................................

        11   Statements Re Computation of Per Share Earnings....................................................

        15   Letter Re Unaudited Interim Financial Information..................................................

        99   Cautionary Statements..............................................................................