Form 10-Q
period 1997-09-30
UNITED HEALTHCARE CORP
filed 1997-11-14
CIK 731766

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                          Principal Executive Offices:

                                300 OPUS CENTER

                              9900 BREN ROAD EAST

                              MINNETONKA MN, 55343

                        Telephone Number: (612) 936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 1997 was 188,336,595.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION
                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets at September 30, 1997 and December 31, 1996.....................            3

  Condensed Consolidated Statements of Operations for the three and nine month periods ended September
    30, 1997 and 1996...................................................................................            4

  Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997
    and 1996............................................................................................            5

  Notes to Condensed Consolidated Financial Statements..................................................            6

  Report of Independent Public Accountants..............................................................            8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........            9

PART II. OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................           14

  ITEM 6. EXHIBITS......................................................................................           14

Signatures..............................................................................................           15

                         UNITED HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                     ASSETS
Current Assets
  Cash and cash equivalents.........................................................   $     444.3    $  1,036.7
  Short-term investments............................................................         482.8         610.6
  Accounts receivable, net..........................................................         731.3         605.8
  Assets under management...........................................................         120.8         155.1
  Other.............................................................................         344.3         331.4
                                                                                      -------------  ------------
    Total Current Assets............................................................       2,123.5       2,739.6
Long-term Investments...............................................................       2,620.1       1,805.0
Goodwill and Other Intangible Assets, net...........................................       2,145.5       2,139.0
Property and Equipment, net.........................................................         352.2         313.0
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $   7,241.3    $  6,996.6
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical costs payable.............................................................   $   1,550.7    $  1,516.1
  Other policy liabilities..........................................................         267.9         334.0
  Accounts payable and other liabilities............................................         514.6         564.4
  Unearned premiums.................................................................         116.0         228.3
                                                                                      -------------  ------------
    Total Current Liabilities.......................................................       2,449.2       2,642.8
Long-term Obligations...............................................................          20.5          30.8
Convertible Preferred Stock.........................................................         500.0         500.0
                                                                                      -------------  ------------
Shareholders' Equity
  Common stock, $.01 par value--500,000,000 shares authorized; 188,029,000 and
    184,865,000 issued and outstanding..............................................           1.9           1.8
  Additional paid-in capital........................................................       1,256.9       1,148.0
  Retained earnings.................................................................       2,993.7       2,680.2
  Net unrealized holding gains (losses) on investments available for sale, net of
    income tax effects..............................................................          19.1          (7.0)
                                                                                      -------------  ------------
    Total Shareholders' Equity......................................................       4,271.6       3,823.0
                                                                                      -------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................   $   7,241.3    $  6,996.6
                                                                                      -------------  ------------
                                                                                      -------------  ------------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
REVENUES
  Premiums.......................................................  $  2,550.6  $  2,199.3  $  7,495.5  $  6,208.7
  Management Services and Fees...................................       350.9       343.9     1,072.9     1,053.5
  Investment and Other Income....................................        57.4        44.2       172.1       135.4
                                                                   ----------  ----------  ----------  ----------
    Total Revenues...............................................     2,958.9     2,587.4     8,740.5     7,397.6
                                                                   ----------  ----------  ----------  ----------
OPERATING EXPENSES
  Medical Costs..................................................     2,144.1     1,856.4     6,326.7     5,262.7
  Selling, General and Administrative Costs......................       590.5       547.8     1,757.5     1,598.1
  Depreciation and Amortization..................................        37.3        33.9       106.4        96.9
                                                                   ----------  ----------  ----------  ----------
    Total Operating Expenses.....................................     2,771.9     2,438.1     8,190.6     6,957.7
                                                                   ----------  ----------  ----------  ----------
EARNINGS FROM OPERATIONS.........................................       187.0       149.3       549.9       439.9
  Merger Costs...................................................      --          --          --           (15.0)
                                                                   ----------  ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES.....................................       187.0       149.3       549.9       424.9
  Provision for Income Taxes.....................................       (70.9)      (58.1)     (209.2)     (164.4)
                                                                   ----------  ----------  ----------  ----------
NET EARNINGS.....................................................       116.1        91.2       340.7       260.5
CONVERTIBLE PREFERRED STOCK DIVIDENDS............................        (7.2)       (7.2)      (21.6)      (21.6)
                                                                   ----------  ----------  ----------  ----------
NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS...................  $    108.9  $     84.0  $    319.1  $    238.9
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
NET EARNINGS PER COMMON SHARE....................................  $     0.57  $     0.45  $     1.68  $     1.29
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................       192.0       187.1       190.5       185.0
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
OPERATING ACTIVITIES
Net Earnings.............................................................................  $    340.7  $    260.5
  Non-cash Items:
    Depreciation and amortization........................................................       106.4        96.9
    Provision for future losses..........................................................      --            45.0
    Other................................................................................        (2.9)      (21.0)
  Net Change in Other Operating Items:
    Accounts receivable and other assets.................................................      (155.7)      (93.5)
    Accounts payable and other liabilities...............................................       (14.4)     (119.6)
    Medical costs payable................................................................        38.1       305.2
    Other policy liabilities.............................................................       (35.4)      (14.7)
    Unearned premiums....................................................................      (111.9)      (77.0)
                                                                                           ----------  ----------
      Cash Flows From Operating Activities...............................................       164.9       381.8
                                                                                           ----------  ----------
INVESTING ACTIVITIES
  Cash Paid for Acquisitions, net of cash assumed and other effects......................      --          (105.4)
  Cash Assumed in Acquisition, net of cash paid and other effects........................      --            53.5
  Purchases of Property and Equipment and Capitalized Software...........................      (132.2)     (110.8)
  Purchases of Investments Available for Sale............................................    (5,029.1)   (3,113.8)
  Maturities/Sales of Investments Available for Sale.....................................     4,370.4     2,703.8
  Purchases of Investments Held to Maturity..............................................       (40.9)      (20.3)
  Maturities of Investments Held to Maturity.............................................        50.7        12.7
  Other..................................................................................       (14.0)      (11.7)
                                                                                           ----------  ----------
      Cash Flows Used for Investing Activities...........................................      (795.1)     (592.0)
                                                                                           ----------  ----------
FINANCING ACTIVITIES
  Net Proceeds from Stock Option Exercises...............................................        60.1        29.5
  Payment of Long-term Obligations.......................................................      --             (.5)
  Dividends Paid
    Convertible Preferred Stock..........................................................       (21.6)      (21.6)
    Common Stock.........................................................................        (5.6)       (5.3)
    Other................................................................................         4.9      --
                                                                                           ----------  ----------
      Cash Flows From Financing Activities...............................................        37.8         2.1
                                                                                           ----------  ----------
DECREASE IN CASH AND CASH EQUIVALENTS....................................................      (592.4)     (208.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................     1,036.7       940.1
                                                                                           ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................  $    444.3  $    732.0
                                                                                           ----------  ----------
                                                                                           ----------  ----------

       See notes to unaudited condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations, and integration and restructuring reserves relating to the Company's acquisitions. These estimates are subject to adjustment as further information becomes available and any such adjustment could be significant.

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

3. STOCK REPURCHASE PROGRAM

In November 1997, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 10% of the Company's outstanding common stock may be repurchased. Purchases may be made from time to time at prevailing prices in the open market, subject to certain restrictions relating to volume, pricing and timing. The repurchased shares will be available for reissuance pursuant to employee stock option and purchase plans and for other corporate purposes.

4. CASH AND INVESTMENTS

As of September 30, 1997, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's cash and investments were as follows (in millions):

                                                                    GROSS UNREALIZED   GROSS UNREALIZED
                                                    AMORTIZED COST    HOLDING GAINS     HOLDING LOSSES    FAIR VALUE
                                                    --------------  -----------------  -----------------  -----------
Cash and Cash Equivalents.........................    $    444.3        $  --              $  --           $   444.3
Investments Available for Sale....................       3,009.0             35.6               (4.8)        3,039.8
Investments Held to Maturity......................          63.1               .2             --                63.3
                                                    --------------          -----              -----      -----------
  Total Cash and Investments......................    $  3,516.4        $    35.8          $    (4.8)      $ 3,547.4
                                                    --------------          -----              -----      -----------
                                                    --------------          -----              -----      -----------

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

5. RECENTLY ISSUED ACCOUNTING STANDARDS

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

During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report and display comprehensive income and its components, defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The changes required by SFAS No. 130 will not effect net earnings or shareholders' equity as previously reported.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
November 6, 1997

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. In addition, the following discussion should be considered in light of a number of factors affecting the Company, the industry in which it operates, and business generally. These factors are set forth in Exhibit 99 to this Quarterly Report.

SUMMARY OPERATING INFORMATION

                                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------  -----------------------------------
                                                                        PERCENT                              PERCENT
OPERATING RESULTS                                1997       1996        CHANGE        1997      1996(a)      CHANGE
---------------------------------------------  ---------  ---------  -------------  ---------  ---------  -------------
                                                                 (IN MILLIONS EXCEPT PER SHARE DATA)

Total Revenues...............................  $ 2,958.9  $ 2,587.4          14%    $ 8,740.5  $ 7,397.6          18%
Earnings from Operations.....................  $   187.0  $   149.3          25%    $   549.9  $   484.9          13%
Net Earnings.................................  $   116.1  $    91.2          27%    $   340.7  $   297.1          15%
Earnings Per Share...........................  $    0.57  $    0.45          27%    $    1.68  $    1.49          13%
Medical Costs to Premium Revenues............       84.1%      84.4%                     84.4%      84.0%
SG&A Expenses to Total Revenues..............       20.0%      21.2%                     20.1%      21.6%

                                                                            SEPTEMBER 30,  SEPTEMBER 30,    PERCENT
ENROLLMENT BY PRODUCT                                                           1997           1996          CHANGE
--------------------------------------------------------------------------  -------------  -------------  ------------
                                                                                          (IN THOUSANDS)

Health Plan Products
  Commercial..............................................................        4,471          3,914           14%
  Medicare................................................................          318            203           57%
  Medicaid................................................................          526            524         --
                                                                            -------------  -------------        ---
    Total Health Plan Products............................................        5,315          4,641           15%
Other Network-Based Products..............................................        5,385          5,494(b)        (2)%
Indemnity Products........................................................        2,321          3,119(b)       (26)%
                                                                            -------------  -------------        ---
    Total Enrollment......................................................       13,021         13,254           (2)%
                                                                            -------------  -------------        ---
                                                                            -------------  -------------        ---

ENROLLMENT BY FUNDING ARRANGEMENT
--------------------------------------------------------------------------

  Fully Insured
    Health Plan Products..................................................        5,013          4,327           16%
    Other Network-Based Products..........................................          694            742           (6)%
    Indemnity Products....................................................          391            697          (44)%
                                                                            -------------  -------------        ---
      Total Fully Insured.................................................        6,098          5,766            6%
                                                                            -------------  -------------        ---
  Self-Funded
    Health Plan Products..................................................          302            314           (4)%
    Other Network-Based Products..........................................        4,691          4,752(b)        (1)%
    Indemnity Products....................................................        1,930          2,422(b)       (20)%
                                                                            -------------  -------------        ---
      Total Self-Funded...................................................        6,923          7,488           (8)%
                                                                            -------------  -------------        ---
        Total Enrollment..................................................       13,021         13,254           (2)%
                                                                            -------------  -------------        ---
                                                                            -------------  -------------        ---

------------------------------
(a) Amounts include post-acquisition operating results of PHP, Inc. (PHP) acquired on March 29, 1996, and HealthWise of America, Inc. (HealthWise) acquired on April 12, 1996. For comparability purposes, amounts exclude merger costs of $15.0 million ($9.1 million after tax) associated with the acquisition of HealthWise and the provision for future losses on two multi-year contracts of $45.0 million ($27.4 million after tax).

(b) For comparability purposes, amounts exclude 676,000 self-funded other network-based and indemnity lives served by United HealthCare
    Administrators, Inc., which was sold June 30, 1997.

RESULTS OF OPERATIONS

    PREMIUM REVENUES

Premium revenues of $2.6 billion in the third quarter of 1997 represent an increase of $351 million, or 16%, over the third quarter of 1996. For the nine months ended September 30, 1997, premium revenues of $7.5 billion represent an increase of $1.3 billion, or 21%, over the same period in 1996. Excluding the effects of the Company's 1996 acquisitions of HealthWise and PHP, the increase in premium revenues for the nine months ended September 30, 1997 over the same period in 1996 was 19%.

The increase in premium revenues is primarily attributable to year-over-year same-store health plan premium revenue growth of $426 million, or 26%, for the quarter ended September 30, 1997, and $1.3 billion, or 27%, for the nine months ended September 30, 1997. The health plan premium revenue increase reflects same-store enrollment growth of 15% and an average year-over-year premium rate increase on renewing commercial groups exceeding 5%. Growth in the Company's Medicare programs also contributed to the increase in premium revenues. Included in the total health plan same-store enrollment growth of 15% are year-over-year same-store increases of 57% in the Company's Medicare enrollment. Significant growth in Medicare enrollment will affect year-over-year comparability of premium revenue. The Medicare product generally realizes per member premium rates three to four times higher than the average commercial premium rates because of the higher level of medical care services utilized by this population.

The year-over-year increase in premium revenues from health plan operations was partially offset by an expected decrease in premium revenues of $144 million from fully insured non-network-based indemnity products. Nearly $30 million of this decrease is attributable to the Company's decision to discontinue its relationship with a broker which sold and administered small group indemnity business on behalf of the Company. This resulted in the loss of 30,000 indemnity members effective July 1, 1997. The remaining decrease is a result of declining enrollment in these products due to average 10% to 20% rate increases instituted in 1996 and into 1997, as well as other business factors. The Company expects enrollment decreases in the non-network-based indemnity products to continue through the remainder of 1997 and into 1998. To the extent practicable, the Company will attempt to convert these enrollees to its network-based managed care products.

    MEDICAL COSTS

The combination of the Company's pricing strategy and its medical management efforts are reflected in its medical care ratio (the percent of premium revenues expensed as medical costs). The Company generally establishes new and renewal commercial health plan premium rates based on anticipated health care costs. The Company believes its current health care cost trend is in the 3% to 4% range. In response to this cost trend, the Company has been increasing premium rates in excess of 5% on new and existing commercial health plan business in the last half of 1996 and continuing throughout 1997.

The medical care ratio for the third quarter of 1997 was 84.1%, a decrease of thirty basis points from the third quarter a year ago and down sequentially from the 84.7% reported in the second quarter of 1997. This sequential decline reflects the positive impact of various medical management programs, lower seasonal usage of health care services reported in the second half of the year, and higher premium prices on new and renewal commercial health plan business.

For the nine months ended September 30, the medical care ratio increased from 84.0% in 1996 to 84.4% in 1997. The increase in the nine month 1997 medical care ratio is the result of several factors. A few health plan markets, most notably Maryland, Rhode Island and the Gulf Coast, had medical care ratios substantially higher than the Company's other health plans in the aggregate. While the reasons varied from plan to plan, these results can generally be attributed to medical cost controls and provider contracting initiatives not being fully implemented and insufficient commercial premium yields relative to corresponding medical costs. The Company anticipates performance will improve in these markets; however, the Company believes these health plans will continue to moderate the Company's overall results through the remainder of 1997 and into 1998. The rapid growth associated with recently introduced Medicare products in several new markets (with the proportionately higher medical care ratios expected at this early stage of product introduction) and the absence of Medicaid premium increases also contributed to the increased medical care ratio. Further Medicaid premium reductions in certain markets are possible during the remainder of 1997 and beyond which may inhibit the Company's ability to improve its overall medical care ratio in the near term.

In the second quarter of 1996, the Company recorded a provision to cover the estimated losses expected to be incurred through the remaining term of two large, multi-year contracts in its St. Louis health plan of $45.0 million. With the contract loss provision, the medical care ratio was 84.8% for the nine months ended September 30, 1996.

    MANAGEMENT SERVICES AND FEE REVENUES

Management services and fee revenues for the three and nine months ended September 30, 1997 were $351 million and $1.1 billion compared to $344 million and $1.1 billion for the same periods in 1996. These revenues are primarily generated from self-funded products wherein the Company receives a fee for the provision of administrative services and generally assumes no financial responsibility for health care costs associated with these products. Additionally, the Company generates fee revenues from administrative services performed on behalf of managed health plans and for services provided by the Company's specialty managed care services.

Management services and fee revenues from self-funded products decreased $20 million through the first nine months of 1997 compared to the same period in 1996 as a result of declining enrollment in these products. In addition, the June 30, 1997 sale of United HealthCare Administrators, Inc., a subsidiary of the Company, resulted in a $12 million decrease in these revenues. These decreases were offset by an increase in revenues generated from the Company's other sources of management services and fee revenues, including enrollment growth within the managed health plans and an increase in lives served by the specialty managed care services operations, most notably in the behavioral health and demand management businesses.

    SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs as a percent of total revenues (the SG&A ratio) decreased from 21.2% in the third quarter of 1996 to 20.0% in the third quarter of 1997. This improvement in the SG&A ratio reflects ongoing operating efficiencies as well as the Company's diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs through the first nine months of 1997 increased $156 million, or 10%, over the comparative period of 1996, reflecting the additional infrastructure necessary to support the corresponding $1.3 billion increase in premium-based business, as well as additional investment in new Medicare markets and increased support for its growing specialty managed care service operations.

INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has declined in recent years, the total national health care cost inflation rate still exceeds the general inflation rate. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. Specifically, the Company's health plans attempt to control medical and hospital costs through contractual arrangements primarily with independent providers of health care services. Cost-effective delivery of health care services by such health care providers is encouraged by emphasizing preventive health services, the appropriate use of specialty referral services, and the reduction of unnecessary hospitalizations. While the Company currently believes its strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from providers and customers, applicable regulations or other factors may adversely affect the Company's ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have health care cost containment measures similar to those employed by the Company's network-based managed care products. As a result, the Company is subject to more health care cost inflation risk with these products.

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

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. Certain proposed changes in Medicare and Medicaid programs may increase the opportunities for the Company to enroll people under products developed for the Medicare- and Medicaid-eligible populations. Other proposed changes may limit the reimbursement available to the Company and increase competition in those programs, which could adversely affect the Company's financial results. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

A number of jurisdictions have enacted small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling medical costs for small group business. These laws generally may limit or eliminate use of preexisting conditions exclusions, experience rating and industry class rating, and may limit the amount of rate increases from year to year. Under these laws, medical cost control through provider contracting and managing care may become more important.

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

FINANCIAL CONDITION AND LIQUIDITY

Cash and investments at September 30, 1997 were $3.5 billion, a $13 million increase in the third quarter of 1997 and a $95 million increase compared to December 31, 1996. The increase in cash and investments since year-end is primarily a result of cash generated from operations of $165 million and proceeds received from common stock issuances of $60 million partially offset by $132 million in purchases of property and equipment and capitalized software.

Under applicable state regulations, many of the Company's subsidiaries are required to maintain capital levels to support their operations. After giving effect to these regulations and certain business considerations, the Company had approximately $940 million in cash and investments available for general corporate use at September 30, 1997.

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

In February 1997, the Company completed a contract to deliver Medicare supplement insurance, and is developing an array of new products, for members of the American Association of Retired Persons (AARP) beginning in January 1998. Under the terms of the 10-year contract, the Company's portion of the AARP insurance offerings is expected to represent approximately $3.5 billion in annual premium revenue from over 4.5 million policyholders.

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

                         UNITED HEALTHCARE CORPORATION

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company exchanged 349,463 shares of its common stock for all of the outstanding capital stock of O'Pin Systems, Inc. in a transaction that closed on May 2, 1997. The Company issued these shares in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company made inquiries of the recipients of securities in this transaction and obtained representations from such persons to establish that such issuance qualified for an exemption from the registration requirements.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

    EXHIBIT
    NUMBER                                                          DESCRIPTION
---------------             --------------------------------------------------------------------------------------------
  Exhibit 10            --  United HealthCare Corporation 1987 Supplemental Stock Option Plan, as amended

  Exhibit 11            --  Statements Re Computation of Per Share Earnings

  Exhibit 15            --  Letter Re Unaudited Interim Financial Information

  Exhibit 99            --  Cautionary Statements

(b) The Company did not file any reports on Form 8-K during the three month period ended September 30, 1997.

                         UNITED HEALTHCARE CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED HEALTHCARE CORPORATION

 /s/ WILLIAM W. MCGUIRE, M.D.
------------------------------  President and Chief          Dated: November 6, 1997
   William W. McGuire, M.D.       Executive Officer

      /s/ DAVID P. KOPPE
------------------------------  Chief Financial Officer      Dated: November 6, 1997
        David P. Koppe

                         UNITED HEALTHCARE CORPORATION
                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                                          DESCRIPTION
---------------             --------------------------------------------------------------------------------------------
  Exhibit 10            --  United HealthCare Corporation 1987 Supplemental Stock Option Plan, as amended

  Exhibit 11            --  Statements Re Computation of Per Share Earnings

  Exhibit 15            --  Letter Re Unaudited Interim Financial Information

  Exhibit 99            --  Cautionary Statements