Form 10-K405
period 1997-12-31
UNITED HEALTHCARE CORP
filed 1998-03-27
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number: 1-10864

                            ------------------------

                         UNITED HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                             41-1321939
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
              300 OPUS CENTER
            9900 BREN ROAD EAST
           MINNETONKA, MINNESOTA
  (Address of principal executive offices)                55343
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998, was approximately $8,173,551,317* (based on the last reported sale price of $61.1875 per share on March 2, 1998, on the New York Stock Exchange).

    As of March 16, 1998, 192,580,947 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders of Registrant for the fiscal year ended December 31, 1997. Certain information therein is incorporated by reference into
Part II hereof.

    Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 13, 1998. Certain information therein is incorporated by reference into Part III hereof.

------------------------

*Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities filing Schedules 13G received by the Company have been excluded in determining this number.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    United HealthCare Corporation is a national leader offering health care coverage and related services to help people achieve improved health and well-being through all stages of life. The Company operates in all 50 states, the District of Columbia, Puerto Rico and internationally. United HealthCare's products and services reflect a number of core capabilities, including medical information management, health benefit administration, care coordination, risk assessment and pricing, health benefit design and provider contracting. With these capabilities, United is able to provide comprehensive health care management services through organized health systems and insurance products, including health maintenance organizations ("HMOs"), point-of-service plans ("POS"), preferred provider organizations ("PPO") and managed indemnity programs. The Company also offers specialized health care management services and products such as behavioral health services, workers compensation and disability services, utilization review services, specialized provider networks, employee assistance programs, and knowledge and information services.

    United HealthCare Corporation is a Minnesota corporation, incorporated in January 1977. Unless the context otherwise requires, the terms "United," "United HealthCare" or the "Company" refer to United HealthCare Corporation and its subsidiaries. United's executive offices are located at 300 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (612) 936-1300.

                              BUSINESS OPERATIONS

    The Company operates in a single industry, the health and well-being marketplace. In late 1997, the Company announced an internal realignment that established functional business units for each of the Company's six key business lines. These units include Health Plans, Insurance Services, Strategic Business Services, Retirees and Senior Services, Specialized Care Services, and Knowledge and Information. Although the Company's general management and various operational aspects, including information systems and certain administrative functions, remain interrelated, the realignment will allow each business unit to focus fully on its specific set of customers and markets.

HEALTH PLANS

    The Health Plans business unit operates organized health plans nationally and internationally. As of December 31, 1997, United held a majority ownership interest in health plans operating in approximately 40 markets nationwide and in Puerto Rico. The Health Plans business unit is also engaged in a joint venture that operates a health plan in the Republic of South Africa. The Company also provides managed care consulting services in Germany and Hong Kong through this business unit.

    For health plans it owns, United assumes the risk for health care and administrative costs in return for premium revenue. United's owned health plans usually are licensed as HMOs or insurers. These plans provide comprehensive health care coverage for a fixed fee or premium that usually does not vary with the extent of medical services received by the member. Most of United's owned health plans contract with independent providers of health care services to help manage medical and hospital use, quality and costs. A few owned health plans employ health care providers and directly deliver health care services to members. United's health plans that employ health care providers strive for cost-effective delivery of health care services by emphasizing appropriate use of these services, promoting preventive health services, and encouraging the use of clinically proven treatments and best medical practices. United also provides administrative and other management services to a limited number of health plans in which United has no ownership interest. United receives an administrative fee for providing its services to these plans and generally assumes no responsibility for health care costs.

    HEALTH PLAN POINT-OF-SERVICE PRODUCTS. United HealthCare's point-of-service products are one of the Company's most popular health plan coverage options. Unlike some traditional HMO products which only cover non-emergency services received from contracted providers, point-of-service products also provide coverage, usually at a lower level, for services received from non-contracted providers. Sometimes, this out-of-network coverage is offered directly by the health plan, but more often it is provided by an insurance policy "wrapped around" the health plan benefit contract. The insurance policy usually is provided through one of United's insurance subsidiaries.

    HEALTH PLAN SELF-FUNDED PRODUCTS. United has developed self-funded products for employers who want the cost containment aspects of an HMO-type product while self-insuring the health care cost risk. United uses the provider networks it has developed for its HMO or insurance products for its self-funded products, many of which include a point-of-service feature. The provider contracts for these products are with individual physicians or groups of physicians as well as health care facilities and are generally on a standard fee-for-service basis. With self-funded products, employers and other sponsoring groups have access to a provider network and the administrative and care coordination services associated with an HMO product, but the sponsoring company or group generally bears the financial costs associated with the health care.

    HEALTH PLAN MEDICARE PRODUCTS. Several of United's owned health plans contract with the federal Health Care Financing Administration ("HCFA") to provide coverage for Medicare-eligible individuals. In addition, several more health plans are in the process of seeking such a contract. Under these contracts, plans receive a fixed monthly payment from HCFA for each enrolled individual and must provide at least the benefits that would be covered under traditional Medicare. Typically, the plans provide a significantly higher level of coverage and may, but often do not, charge an additional premium to the members for the additional benefits. The health plans generally use a subset of their commercial product provider network as the provider network for the Medicare products. Any Medicare-eligible person in a plan's service area may enroll in the Medicare product without underwriting or health screening.

    Some of United's health plans also offer these Medicare products to or through employer groups as a way of providing retiree health care coverage. In addition, certain health plans market Medicare Select, a modification of a Medicare supplemental insurance program that allows individuals to seek care through HMOs or PPOs. Individuals with Medicare Select receive additional benefits at a lower cost while retaining their traditional Medigap-type coverage.

    HEALTH PLAN MEDICAID PRODUCTS. Several of United's health plans offer coverage to Medicaid-eligible individuals. These plans typically contract with a state agency to provide such coverage and receive a fixed monthly payment for each enrolled individual. The level of benefits generally is set by contract, and few additional benefits are offered. Enrollment usually must be offered to all eligible individuals without underwriting or health screening. Generally, the provider network for commercial products is used, but some providers may refuse to participate in the Medicaid product and the network may have a different number or set of providers for other reasons.

INSURANCE SERVICES

    The Insurance Services business unit develops and sells PPO and managed indemnity products nationwide. United's insurance subsidiaries are licensed to sell their products in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Through these insurance subsidiaries, United offers Options PPO, a national PPO product. Options PPO combines access to United's commercial health plan networks and certain specialty services with managed indemnity coverage. Individuals covered under the Options PPO product have lower out-of-pocket costs when they obtain covered services from contracted providers, but also have the option to go outside of the network for covered services.

    For customers with less than 50 employees United typically sells its products on an insured basis for a fixed premium, with no experience adjustments made to the premium. This type of business often has been subject to sudden and unpredictable changes in health care costs and generally has high administrative and marketing expenses. In addition, these products are subject to extensive state regulations. For larger customers, United sells these products on both an insured and self-funded basis. The insured products often are sold on an experience-rated basis, and the self-funded products usually are sold on an administrative fee basis. In some cases, United's agreement with the customer includes penalties or rewards related to administrative service standards and/or health care costs.

    United's insurance subsidiaries also offer several health insurance products in conjunction with health plan products. These products help employers replace multiple health care policies and vendors with a single health care plan. These subsidiaries also offer reinsurance and other insured products on a selective basis to most of United's health plans and to employers and other sponsoring groups offering self-funded health care benefit plans. Under an agreement with Metropolitan Life Insurance Company ("MetLife"), United offers MetLife's life, dental, accidental death and dismemberment and short-term disability products to United customers, and MetLife offers United's health care coverage products to MetLife customers. This agreement with MetLife also contains certain exclusivity and non-competition provisions.

STRATEGIC BUSINESS SERVICES

    Strategic Business Services focuses on United HealthCare's business with large employers. Its core competencies include sales and account management, benefits administration and customer services, including government-related operations, and care management.

    Strategic Business Services provides sales and account management services to over 200 customers, approximately 50% of which are Fortune 500 companies. United's network-based medical and insurance products and specialized care services are available to these customers, with various types of funding arrangements. Strategic Business Services specializes in serving the managed health care needs of large multi-site employers, and offers long-term strategic health care coverage planning to its customers.

    The operations unit of Strategic Business Services provides benefits administration services and customer services to United HealthCare customers in all market segments. Benefits administration services include enrollment, eligibility, claims processing, and billing. Customer services include telephonic information, provider directories and identification card production, and oversight of the government operations and care management centers divisions.

    The government operations division provides Medicare Part A services for hospitals and nursing homes in Connecticut, New York and Michigan and Medicare Part B services for beneficiaries and providers in Connecticut, Minnesota, Mississippi and Virginia. This division also provides specialized claims processing services for durable medical equipment in 10 northeastern states. This unit serves as the national Medicare Part B carrier for the Railroad Retirement Board. In addition, at the request of the Office of Personnel Management and HCFA, the government operations division contracts with all insurance carriers involved in the administration of the Federal Employee Health Benefit Plan ("FEHBP").

    The care management centers division offers customers medical management programs designed to improve patients' clinical outcomes, reduce medical expenses, and increase consumer satisfaction. These services include utilization review, review of hospital-based services, and the administration of high-impact medical programs based upon customer-specific demographic and claims data.

RETIREES AND SENIOR SERVICES

    The Retiree and Senior Services business unit includes the Company's operations that target the market segment comprised of people age 50 and older. These operations include Medigap and Medicare supplement products, United's EverCare-Registered Trademark- program and the Company's United/AARP Division.

    UNITED/AARP DIVISION. In early 1997, the Company finalized a 10 year agreement with the American Association of Retired Persons ("AARP") to underwrite Medicare and hospital supplement insurance products effective January 1, 1998. During 1997, the Company coordinated the transfer of the operations from AARP's existing vendor and prepared to implement this contract. As of January 1, 1998, the Company's insurance subsidiaries assumed the underwriting risk and claim administration associated with the business.

    EVERCARE-REGISTERED TRADEMARK-. United's EverCare-Registered Trademark-program coordinates the provision of a broad spectrum of health care services primarily to permanent nursing home residents through employed and contracted physicians and nurse practitioners. EverCare is participating in a demonstration project with HCFA to offer health care services to the elderly nursing home residents in several separate locations throughout the country.

SPECIALIZED CARE SERVICES

    United HealthCare's Specialized Care Services business unit includes several business lines that focus on specific aspects of managing health care. For its specialized care services, United generally receives fees for the services it provides, which are primarily administrative in nature, and assumes no responsibility for health care costs except for certain behavioral health products. United assumes some responsibility for health care costs related to providing mental health/substance abuse services.

    The Company's specialized care services are sold to and through other United business units as well as to independent entities such as HMOs, PPOs, insurers, Blue Cross/Blue Shield plans, third-party administrators, employers, labor unions and/or government agencies. United's specialized care services were available to approximately 55 million participant lives at December 31, 1997, many of whom were not enrolled in one of United's owned health plans. One person may be covered by more than one specialty service and may be counted more than once.

    BEHAVIORAL HEALTH SERVICES. United's behavioral health services programs manage mental health and substance abuse-related services through specialized provider networks and behavioral health care managers. This unit's customers include most of United's health plans, private and public sector employers and government agencies. These services are provided by Company-employed behavioral health care professionals and a national network of contracted providers. United assumes the responsibility for health care costs related to some of these services.

    HEALTH INFORMATION AND PERSONAL CARE MANAGEMENT PROGRAMS. Optum-Registered Trademark-, United's health information and personal care management program, helps consumers make informed choices about their health and well-being by focusing on preventive care, self-care, smart lifestyle options, and consumer education. United's Optum-Registered Trademark- NurseLine and employee assistance programs provide customers the opportunity to improve the quality and reduce the cost of medical care by helping them identify medical and human risks that could affect their health and well-being and develop problem-specific solutions to change behavior and reduce those risks. In addition, Optum-Registered Trademark- issues various publications to members that emphasize health and wellness and explain how to use health care services most effectively. In 1997, Optum-Registered Trademark- introduced Health Forums, a customized health information service available via the Internet.

    TRANSPLANT NETWORK. United's transplant network services programs offer clients access to a network of health care facilities for transplant-related services and transplant care management services. United negotiates fixed, competitive rates for high-cost, low-frequency health care services such as organ and tissue transplants.

    WORKERS COMPENSATION AND DISABILITY SERVICES. United's workers compensation and disability services tailor United's broad resources into products and services that apply capabilities such as coordination and use of specialized preferred provider networks, to workers compensation and casualty insurance cases. These products and services include hospitalization and outpatient surgery pre-certification and care management, access to provider networks, specialized programs such as carpal tunnel and back injury case management, and review of imaging (CAT scans and MRI) services.

KNOWLEDGE AND INFORMATION

    United's Knowledge and Information business unit builds upon the Company's heritage of using its large database and expertise to provide knowledge and information services to providers, drug and device manufacturers, the government, payors, employers and other interested organizations.

    Applied HealthCare Informatics, Inc. ("AHI") was formed in 1996 to combine some of the Company's existing information-related businesses and capabilities. AHI's operations have expanded since then as a result of several acquisitions as well as internal growth. AHI provides products and services to United's health plans and other businesses and to external customers in the following areas: data collection and warehousing; data analysis and reporting; health information publications, database products, outcomes and effectiveness research; health services delivery evaluation and improvement; appropriateness of care programs; and the creation of information management tools.

    United's Knowledge and Information business unit also includes the Center for Health Care Policy and Evaluation, United's longstanding health care information and research unit; and its Global Consulting division, which explores opportunities to sell the Company's products and services in foreign countries.

                    EXPANSION AND DIVESTITURE OF OPERATIONS

    United continually evaluates expansion opportunities and often considers whether to divest or stop offering certain of its businesses or products. Expansion opportunities may include acquiring or disposing of a specialized care services program or of insurance and health plan operations. United also devotes significant attention to developing new products and techniques for managing health care costs, measuring the outcomes and efficiency of health care delivered, and coordinating and managing health care delivery systems. As part of its expansion efforts, in 1997 the Company earmarked $100 million from the Company's corporate usable cash reserves to invest in and help develop small but promising ventures.

    During 1997, the Company completed several acquisitions and also sold or terminated certain lines of business and ceased offering some products, all as part of its ongoing emphasis on its strategic focus. In addition, United has an ongoing extensive acquisition program. Numerous acquisitions may affect United's ability to integrate and manage its overall business effectively. Integration activities relating to acquisitions may increase costs, affect membership, affect revenue and earnings growth and adversely affect United's financial results.

                             GOVERNMENT REGULATION

    United's primary business, offering health care coverage and health care management services, is heavily regulated at both the federal and state level. United believes it complies in all material respects with the various federal and state regulations that apply to its current operations. To maintain compliance, United or a subsidiary may make occasional changes in its services, products, organizational or capital structure, or marketing methods.

    Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These regulatory revisions could affect United's operations and financial results. Certain proposed changes in Medicare and Medicaid programs may improve opportunities to enroll people under products developed for the senior populations. Other proposed changes may limit available reimbursement and increase competition in those programs, with adverse effects on United's financial results. Also, it may be more difficult for United to control medical costs if federal and state bodies continue to consider and enact significant and sometimes onerous managed care laws and regulations. Examples of such laws are medical malpractice liability laws for health plans; mandates requiring health plans to offer point-of-service plans and other benefits such as direct access and formulary restrictions; limits on contractual terms with providers, including termination provisions; implementation of a mandatory third party review process for certain coverage denials and other laws and limits on utilization management.

    HIPPAA. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may represent the most significant federal reform of employee benefits law since the enactment of the Employee Retirement Income Security Act ("ERISA") in 1974. HIPAA's federal standards apply to both the group and individual health insurance markets, including self-insured employee benefit plans. Some of HIPAA's significant provisions include guarantees of the availability of health insurance for certain employees and individuals; limits on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers. While United currently believes that it is in material compliance with the requirements of HIPAA, the law is far reaching and complex, and the federal agencies involved in the enforcement of HIPAA's provisions have been slow to provide guidance regarding HIPAA's requirements in the form of final rules and regulations. Consequently, United's efforts to measure, monitor, and adjust its business practices to comply with HIPAA are ongoing. Further, significant enforcement responsibilities for HIPAA's provisions have been given to the states. It is likely that United will encounter different interpretations of HIPAA's provisions in the different states as well as varying enforcement philosophies which may inhibit United's ability to standardize its products and services across state lines. Ultimately, under HIPAA and other state laws, cost control through provider contracting and coordinating care may become more important, and United believes its experience in these areas will allow it to compete effectively.

    FRAUD AND ABUSE. Health care fraud and abuse have become a top priority for the nation's law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid and FEHBP. United participates extensively in these programs. The regulations and contractual requirements applicable to participants in these programs are extremely complex and ever changing. In light of this environment, United has re-emphasized its regulatory compliance efforts for these programs; however, the programs are subject to highly technical rules. When combined with law enforcement intolerance for any level of noncompliance, these rules mean that compliance efforts in this arena continue to be challenging.

    AUDITS AND INVESTIGATIONS. United also is potentially subject to governmental audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers and United's services to such plans and employers; FEHBP; federal and state fraud and abuse laws; state insurance or licensing laws; and laws relating to utilization management and the delivery of health care. Any such government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. United is currently involved in various government investigations, audits and reviews, some of which are under FEHBP, ERISA, and the authority of state departments of insurance. United does not believe the results of current audits, individually or in the aggregate, will have a material adverse effect on its financial results.

    HMOS. All of the states in which United's health plans offer HMO products regulate the activities of those health plans. Most states require periodic financial reports from entities licensed to operate as HMOs in their states and impose minimum capital or reserve requirements. Some of United's health plan and insurance subsidiaries must maintain specified capital levels to support their operations. In addition, state regulatory agencies require some United health plans and insurance subsidiaries to maintain restricted cash reserves represented by interest-bearing instruments, which are held by trustees or state regulatory agencies to ensure that each subsidiary maintains adequate financial reserves. Some state regulations allow agencies to review all contracts entered into by HMOs, including management contracts and agreements between affiliates, for reasonableness of fees charged and other provisions.

    United's health plans that have Medicare risk contracts are regulated by HCFA. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being given to the health plan's members. To enter into Medicare risk contracts, a health plan must be either federally qualified or considered a Competitive Medical Plan under HCFA's requirements. Health plans that offer a Medicare risk product also must comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care Medicare beneficiaries receive. PRO requirements relate to quality assurance and utilization review procedures. United's health plans that have Medicare cost contracts are subject to similar regulatory requirements. In addition, these health plans must file certain cost reimbursement reports with HCFA, which are subject to audit and revision.

    United's health plans that have Medicaid contracts are subject to federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of the Medicaid program. Both Medicare and Medicaid have, or have proposed, regulations relating to fraud and abuse, physician incentive plans, and provider referrals that could affect United's operations.

    Many of United's health plans have contracts with FEHBP. These contracts are subject to extensive regulation, including complex rules regarding premiums charged. FEHBP is authorized to audit the rates charged retroactively and seek premium refunds or institute other sanctions against health plans that participate in the program, depending on the outcome of such audits.

    INSURANCE REGULATION. United's insurance subsidiaries and most of the Company's health plans are regulated by the department of insurance or equivalent agency in each state or other jurisdiction in which the entity is licensed. Regulatory authorities have extensive supervisory power regarding: licensing; the amount of reserves that must be maintained; the approval of insurance policy forms; the nature of, and limits on, insurance company investments; periodic examination of insurance company operations; the form and content of annual statements and other required reports on the financial condition of insurance companies; and the capital requirements for insurance companies. United's insurance company subsidiaries must file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are periodically examined by the insurance departments or equivalent agencies of the jurisdictions in which they are licensed to do business.

    INSURANCE HOLDING COMPANY REGULATIONS. Many of United's health plans and each of United's insurance subsidiaries are regulated under state insurance holding company regulations. Insurance holding company laws and regulations generally require registration with the state department of insurance and the filing of certain reports that describe capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice, reporting and pre-approval requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Some state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of acquisitions, and certain material intercompany transfers of assets, as well as certain transactions between the regulated companies and their parent holding companies or affiliates.

    TPAS. Certain subsidiaries of United also are licensed as third-party administrators ("TPAs") where required. TPA regulations differ greatly from state to state, but generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements.

    PPOS. Some United subsidiaries or products may be subject to PPO regulation in a particular state. PPO regulations generally contain network, contracting, financial and reporting requirements, which vary from state to state.

    UTILIZATION REVIEW REGULATIONS. Many states have enacted laws and/or adopted regulations governing utilization review activities, and these laws may apply to some United operations. Generally, these laws and regulations set specific standards for delivery of services, confidentiality, staffing and policies and procedures of private review entities, including the credentials required of personnel.

    MCOS. Many states have enacted laws that allow self-insured employers and/or insurance carriers to use a state-certified managed care organization ("MCO") to apply medical management and other managed care techniques to the medical benefit portion of workers' compensation. United's subsidiaries generally have sought MCO certification in states where it is available and where they market managed care workers compensation products. MCO laws differ significantly from state to state, but generally address network and utilization review activities.

    ERISA. ERISA regulates how goods and services are provided to or through certain types of employee health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor. ERISA places controls on how United's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor has an ongoing ERISA enforcement program, which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There recently have been legislative attempts to limit ERISA's preemptive effect on state laws. Such limitations could increase United's liability exposure under state law-based suits relating to employee health benefits offered by United's health plans and specialty businesses and permit greater state regulation of other aspects of those businesses' operations.

                         MANAGEMENT INFORMATION SYSTEMS

    The Company's health plans, insurance, self-funded and specialty products use computer-based management information systems for various purposes, including claims processing, eligibility, billing, utilization management, underwriting, marketing and sales tracking, general accounting, medical cost trending, managed care reporting and financial planning. These systems also support member, group and provider service functions, including online access to membership verification, claims and referral status, and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analyses of cost and outcome data.

    The Company continually evaluates, upgrades and enhances the computer information systems that support its operations. System development efforts to increase efficiency, capacity and flexibility are ongoing and often include the integration and consolidation of multiple systems resulting from acquisition activity. The Company's computer processing capabilities support tracking and processing of multiple-product delivery systems, an integrated database of information for increased reporting and research capabilities, and automated entry and edit capabilities to speed data capture and processing. Over the past several years, the Company has upgraded its computer systems, integrated multiple systems, enhanced its software functionality, and migrated to various software database environments. This approach allows the Company to preserve its investment in existing systems. It also allows the Company to exploit new technologies to help improve the cost effectiveness of the services provided or introduce new product capabilities. The Company has outsourced the operations of a substantial portion of its data center operations and support, and certain data network and voice communication services to third parties. Simplifying and integrating the many different systems now servicing the Company's business is an important component of controlling administrative expenses and effectively managing United's operations. To the extent these integration efforts are not successful, the Company's financial results may be adversely affected.

    United has an overall project plan for the Company's Year 2000 readiness initiative that is broken into many sub-projects for administrative ease. Sub-projects in the Year 2000 plan will identify hardware and software that are part of the Company's mainframe, non-mainframe, telecommunications, and other related equipment, that need to be replaced, converted or upgraded to achieve Year 2000 compliance. In certain instances, the hardware and/or software replacement will be the responsibility of United HealthCare's outsource providers. The Company's budget for its Year 2000 initiative is currently set at approximately $40.5 million.

    The Year 2000 effort is resource intensive, and United HealthCare is managing this effort to minimize disruption of current systems development and expansion activities. The Company has prioritized conversions by the importance of the system to United's core business, the applicable event horizon (when the system will encounter problems), and the adequacy of alternatives. As appropriate, the Company will fix, retire, rewrite or replace applications that are not compliant. A significant portion of the Company's existing software will "sunset" or be eliminated prior to the end of 1999. The Company anticipates substantial completion of its Year 2000 initiative by the end of 1998.

                                   MARKETING

    The Company's marketing strategy is defined and coordinated by each functional business unit's dedicated marketing staff. Within these business units, primary marketing responsibility generally resides with a marketing director and a direct sales force. In addition, several of the business units rely upon independent insurance agents and brokers to sell some of the Company's health plan, insurance, self-funded and specialized care products. Marketing efforts also include public relations efforts and advertising programs that may use television, radio, newspapers, magazines, billboards, direct mail and telemarketing.

                                  COMPETITION

    The managed health care industry evolved primarily because of health care buyers' concerns about rising health care costs. The industry has brought greater cost effectiveness and accountability into the health care system through managed care products, including health plans, PPOs, and specialized services such as mental health or pharmacy benefit programs. The industry also has helped increase the accessibility and quality of health care services.

    United operates in a highly competitive environment. Significant consolidation has occurred within the managed care industry, creating stronger and more diverse competitors. At the same time, new competitors have entered the marketplace, which also may increase competitive pressures. In certain areas, current competition may limit United's ability to price its products at levels United believes appropriate. These competitive factors could adversely affect United's financial results.

    As managed health care penetration of the health care market and the effects of health care reforms continue to increase nationwide, the Company expects it may become increasingly difficult to obtain new contracts for its health plans with large employer and government groups. The Company also expects competition for smaller employer groups to intensify. In addition, employers increasingly may choose to self-insure the health care risk, while seeking benefit administration and utilization review services from third parties to help them control and report health care costs.

    The Company's health plans, insurance services, strategic business services, and specialized care services compete for group and individual membership with other health insurance plans, Blue Cross/Blue Shield plans, health plans, HMOs, PPOs, third party administrators, health care management companies, and employers or groups that elect to self-insure. The Company also faces competition from hospitals, health care facilities, and other health care providers who have formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. The number and strength of the Company's competitors varies for each particular business unit and geographic area. The Company believes that the principal competitive factors affecting the Company and its products include price, the level and quality of products and service, provider network capabilities, market share, the offering of innovative products, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

    The Company currently believes that its competitive strengths include the breadth of its product line, its geographic scope and diversity, the strength of its underwriting and pricing practices and staff, its significant market position in certain geographic areas, the strength of its distribution network, its financial strength, its generally large provider networks that provide more member choice, its point-of-service products and experience, and its generally favorable marketplace reputation. In some markets, however, the Company may be at a disadvantage because of competitors with larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or a more-established marketplace name and reputation. The Company believes its recent operational realignment will allow the individual business units to more effectively compete in their respective markets.

                                   EMPLOYEES

    As of December 31, 1997, the Company employed approximately 29,600 people; approximately 230 of which were represented by a union. The Company believes its employee relations are good.

                             CAUTIONARY STATEMENTS

    The Business section and other sections of this Form 10-K, and the Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Company's annual report to shareholders incorporated by reference in this document, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-K and in filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

    The following discussion contains certain cautionary statements regarding the Company's business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, the Company is not committed to addressing or updating each factor in future filings or communications regarding the Company's business or results, or addressing how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected the Company's past, as well as current, forward-looking statements about future results. The Company's actual results in the future may differ materially from those expressed in prior communications.

    HEALTH CARE COSTS. The Company uses a large portion of its revenue to pay the costs of health care services or supplies delivered to its members. Total health care costs incurred by the Company are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although the Company tries to base the premiums it charges in part on its estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, general inflation, new mandated benefits or other regulatory changes, and insured population characteristics. In addition, the Company's earnings reported for any particular quarter include estimates of covered services incurred by the Company's enrollees during that period for which claims have not been received or processed. Because these are estimates, the Company's earnings may be adjusted later to reflect the actual costs.

    In addition, the Company's operating results may be affected by seasonal changes in the level of health care use during the calendar year. Although there are no assurances, per member medical costs generally have been higher in the first half of each year than the second half.

    INDUSTRY FACTORS. The managed care industry frequently receives significant amounts of negative publicity. This publicity has contributed to increased legislative activity, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services, may require the Company to change its products and services, and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting profitability.

    COMPETITION. In many of its geographic or product markets, the Company competes with a number of other entities, some of which may have certain characteristics or capabilities that give them an advantage in competing with the Company. United believes that barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily. Certain Company customers may decide to perform functions or services provided by United for themselves, which would decrease Company revenues. Certain Company providers may decide to market products and services to Company customers in competition with United. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries that act as suppliers to the Company, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers or providers, or maintain or increase its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may be adversely affected.

    AARP CONTRACT. In early 1997, the Company finalized its contract arrangements with the American Association of Retired Persons ("AARP"). Under that long-term contract the Company provides Medicare supplemental and hospital indemnity health insurance products to AARP members. As a result of this agreement, the number of members served by the Company, products offered, and services provided has grown significantly. The success of the AARP arrangement will depend, in part, on the Company's ability to service these new members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is heavily regulated on federal, state and local levels. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force the Company to change how it does business, restrict the Company's revenue and enrollment growth, increase its health care and administrative costs and capital requirements, and increase its liability for medical malpractice or other actions. The Company must obtain and maintain regulatory approvals to market many of its products and services. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect the Company's revenue or the number of its members, or could increase costs. A significant portion of the Company's revenues relates to federal, state and local government health care coverage programs. These types of programs, such as the federal Medicare program and the federal and state Medicaid programs, generally are subject to frequent change, including changes that reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or may reduce or increase the Company's administrative or health care costs under such programs. Such changes have adversely affected the Company's results and willingness to participate in such programs in the past and may also do so in the future.

    The Company also is subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage the Company's reputation in various markets and make it more difficult for the Company to sell its products and services. The National Association of Insurance Commissioners (the "NAIC") has proposed rules that will require certain capitalization levels for health care coverage provided by insurance companies, HMOs and other risk-bearing health care entities. The requirements would take the form of risk-based capital rules. Currently, similar risk-based capital rules apply only to insurance companies. Depending on the nature and extent of any new minimum capitalization requirements ultimately adopted, there could be an increase in the capital required for certain of the Company's subsidiaries, and there may be some potential for disparate treatment of competing products. If the NAIC fails to act, some form of federal solvency regulation of companies providing Medicare-related benefit programs may be issued.

    PROVIDER RELATIONS. One of the significant techniques the Company uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because the Company's health plans are so geographically diverse and most of those health plans contract with a large number of providers, the Company currently believes its exposure to provider relations issues is limited. In any particular market, however, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with the Company. If these providers refuse to contract with the Company, use their market position to negotiate favorable contracts, or place the Company at a competitive disadvantage, those activities could adversely affect the Company's ability to market products or to be profitable in those areas.

    LITIGATION AND INSURANCE. The Company may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, and shareholder suits, including securities fraud and intellectual property related litigation. In addition, because of the nature of its business, the Company is subject to a variety of legal actions relating to its business operations. These could include: claims relating to the denial of health care benefits; medical malpractice actions; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; and claims relating to customer audits and contract performance. Recent court decisions and legislative activity may increase the Company's exposure for any of these types of claims. In some cases, substantial noneconomic or punitive damages may be sought. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    INFORMATION SYSTEMS. The Company's business depends significantly on effective information systems, and the Company has many different information systems for its various businesses. The Company's information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards, and changing customer preferences. As a result of the Company's acquisition activities, the Company is reducing the number of systems and upgrading and expanding its information systems capabilities. Failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may from time to time obtain significant portions of its systems-related or other services or facilities from independent third parties, which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

    THE YEAR 2000. The Company is in the process of modifying its computer systems to accommodate the Year 2000. The Company currently expects to complete this modification enough in advance of the Year 2000 to avoid adverse impacts on its operations. The Company is expensing the costs incurred to make these modifications. If the Company is unable to complete its Year 2000 modifications in a timely manner or other companies with which the Company does business fail to complete their Year 2000 modifications in a timely manner, such non-compliance could adversely affect the Company's operations.

    ADMINISTRATION AND MANAGEMENT. Efficient and cost-effective administration of the Company's operations is essential to the Company's profitability and competitive positioning. While the Company attempts to effectively manage such expenses, staff-related and other administrative expenses may rise from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases are not clearly predictable and may adversely affect results. The Company believes it currently has an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

    MARKETING. The Company markets its products and services through both employed salespeople and independent sales agents. Although the Company has many sales employees and agents, the departure of certain key sales employees or agents or a large subset of such individuals could impair the Company's ability to retain existing customers and members. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification, which could adversely affect the Company's ability to obtain or retain business with these customers.

    ACQUISITIONS. The Company has made several large acquisitions in recent years and has an active ongoing acquisition program. These acquisitions may entail certain risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs, or customer confusion or dissatisfaction.

    DATA AND PROPRIETARY INFORMATION. Many of the products that are part of United HealthCare's knowledge and information-related business depend significantly on the integrity of the data on which they are based. If the information contained in the Company's databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of the Company's database-related products would be adversely and materially affected. Furthermore, the use by United HealthCare's knowledge and information-related business of patient data is regulated at federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from these products and, more generally, affect United HealthCare's business, financial condition and results of operations.

    The success of United HealthCare's knowledge and information-related business also depends significantly on its ability to maintain proprietary rights to its products. United relies on its agreements with customers, confidentiality agreements with employees, trade secrets, copyrights and patents to protect its proprietary rights. United cannot assure that these legal protections and precautions will prevent misappropriation of United HealthCare's proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and United HealthCare expects software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of United HealthCare's knowledge and information-related business to market and sell its products and on United's business, financial condition and results of operations.

    STOCK MARKET. The market prices of the securities of the Company and certain of the publicly held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. United HealthCare cannot assure the level or stability of the Company's share price at any time or predict the impact the foregoing or any other factors may have on the share price.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                        FIRST ELECTED AS
NAME                                   AGE                       POSITION AT 12/31/97                   EXECUTIVE OFFICER
---------------------------------      ---      ------------------------------------------------------  -----------------
William W. McGuire, M.D..........          49   President, Chairman, Chief Executive Officer and                 1988
                                                  Director

Stephen J. Hemsley...............          45   Senior Executive Vice President                                  1997

James G. Carlson.................          45   President, Health Plans                                          1995

David P. Koppe...................          41   Chief Financial Officer                                          1992

David J. Lubben..................          46   General Counsel and Secretary                                    1996

Thomas P. McDonough..............          49   Chief Executive Officer, Strategic Business Services             1997

Travers H. Wills.................          54   Chief Operating Officer                                          1992

    The Company's Board of Directors elects executive officers annually. The Company's executive officers serve until their successors are duly elected and qualified.

    Dr. McGuire became a director of the Company in February 1989 and the chairman of the board in May 1991. Dr. McGuire became an executive vice president of United in November 1988, was appointed the Company's chief operating officer in May 1989, the Company's president in November 1989, and the Company's chief executive officer in February 1991.

    Mr. Carlson became an executive vice president of United in October 1995 and President of the Company's Health Plans business unit in November 1997. From March to October 1995, Mr. Carlson was executive vice president of The MetraHealth Companies, Inc. ("MetraHealth"). Mr. Carlson was president and chief executive officer of HealthSpring, Inc., a developer of primary care physician practices, from July 1992 to March 1995. From April 1975 to July 1992, Mr. Carlson was an employee of Prudential Insurance Company. Mr. Carlson's last position with Prudential Insurance Company was vice president of Group Insurance.

    Mr. Hemsley joined the Company as a senior executive vice president in June 1997. Mr. Hemsley previously was managing partner, strategy and planning, for Arthur Andersen LLP. He was a member of the Andersen Worldwide and Arthur Andersen Executive Committee and Executive Council, the Chairman's Advisory Council and Partner Income Committee. In addition, Mr. Hemsley served as chief financial officer for Arthur Andersen. He had been with that firm for 23 years.

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

    Mr. McDonough became an executive vice president of the Company in February 1997 and the chief executive officer of the Strategic Business Services business unit in November 1997. From October 1995 through February 1997, he was the Company's senior vice president, Claim Services. From August 1995 to October 1995, he was employed by MetraHealth as senior vice president, Claim Services. From July 1993 through July 1995, he was the president of Harrington Services Corporation, and from February 1988 to July 1993, he was the chief operating officer of Jardine Group Services Corporation. Mr. McDonough has resigned from the Company effective April 1, 1998.

    Mr. Wills has been employed by the Company since November 1992. From November 1992 until October 1995, he served as United's senior vice president, Specialty Operations. He has served as the Company's chief operating officer since October 1995, as a senior executive vice president since June 1997, and the chief executive officer of the Company's Health Plans business unit since November 1997. From 1968 to 1992, Mr. Wills was employed by CIGNA Corporation, a multi-line insurance company, in various capacities, most recently as president of MCC Companies, a mental health/substance abuse subsidiary of CIGNA.

ITEM 2.  PROPERTIES

    As of December 31, 1997, the Company leased approximately 1.2 million aggregate square feet of space for its principal administrative offices in Hartford, Connecticut and the greater Minneapolis/St. Paul, Minnesota area. Outside of the Minneapolis/St. Paul, Minnesota and Hartford, Connecticut areas, as of December 31, 1997, the Company leased approximately 5.6 million aggregate square feet for office space or space for computer facilities and claims processing centers nationwide and approximately 15,000 aggregate square feet outside of the United States. Such space accommodates health plans, managed care services, specialty programs or satellite administrative offices. The Company's leases expire at various dates through January 31, 2008. As of December 31, 1997, the Company owned approximately 670,000 aggregate square feet of space for administrative offices in various states and its staff model clinic operations in Florida.

ITEM 3.  LEGAL PROCEEDINGS

    Because of the nature of its business, United is subject to suits relating to the failure to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under United's programs, nonacceptance or termination of providers, failure to return withheld amounts from provider compensation, failure of a self-funded plan serviced by United to pay benefits, improper copayment calculations and other forms of legal actions. Some of these suits may include claims for substantial non-economic or punitive damages. United does not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on United's financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect United's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information contained under the heading "Investor Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is incorporated herein by reference.

ITEM. 6.  SELECTED FINANCIAL DATA

    The information contained under the heading "Financial Highlights" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information contained under the heading "Financial Review" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Of the $4.0 billion of cash and investments held by the Company at December 31, 1997, approximately $750 million were cash and cash equivalents and $65 million were securities that were being held to maturity. The remaining $3.2 billion available for sale (non-trading) securities represent investment grade, fixed income securities, substantially all from domestic issuers.

    Because of the Company's investment policies, the primary market risk associated with the Company's non-trading portfolio is interest rate risk. With respect to this risk, a reasonably possible near-term rise in interest rates could negatively affect the fair value of the Company's non-trading portfolio; however, because the Company considers it unlikely that the Company would need or choose to substantially liquidate its non-trading portfolio, the Company believes that such an increase in interest rates would not have a material impact on future earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements together with the Report of Independent Public Accountants thereon appearing on pages 20 through 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998, is incorporated herein by reference.

    Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

ITEM 11.  EXECUTIVE COMPENSATION

    The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions that appears under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and are incorporated herein by reference:

       Consolidated Statements of Operations for the three years ended December 31, 1997.

       Consolidated Balance Sheets as of December 31, 1997 and 1996.

       Consolidated Statements of Changes in Shareholders' Equity as of December 31, 1997, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997.

       Notes to Consolidated Financial Statements.

       Report of Independent Public Accountants.

(a) 2. FINANCIAL STATEMENT SCHEDULES

    None

(a) 3. EXHIBITS

  3(a)     Copy of the Company's Second Restated Articles of Incorporation.
             (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

  3(b)     Copy of the Company's Restated Bylaws, as amended.

  4        Certificate of Designation for 5.75% Series A Convertible Preferred Stock.
             (See Exhibit 3(a).)

*10(a)     Employment Agreement dated as of January 6, 1996, between United HealthCare
             Corporation and William W. McGuire, M.D. (Incorporated by reference to
             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10(b)     United HealthCare Corporation 1987 Supplemental Stock Option Plan.
             (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

*10(c)     United HealthCare Corporation 1988 Stock Option Plan, as amended.
             (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

*10(d)     United HealthCare Corporation 1990 Stock and Incentive Plan, as amended.
             (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

*10(e)     United HealthCare Corporation Amended and Restated 1991 Stock and Incentive
             Plan, Amended and Restated Effective May 14, 1997. (Incorporated by
             reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.)

*10(f)     Employment Agreement, dated as of November 1, 1994, between United HealthCare
             Corporation and Jeannine Rivet. (Incorporated by reference to Exhibit 10(k)
             to the Company's Annual Report on Form 10-K for the year-ended December 31,
             1994.)

*10(g)     Restated Employment Agreement dated as of May 27, 1994, between United
             HealthCare Corporation and Travers H. Wills. (Incorporated by reference to
             Exhibit 99.1 to the Company's Interim Report on Form 8-K dated May 27,
             1994.)

*10(h)     Employment Agreement dated as of December 18, 1997, between United HealthCare
             Corporation and Travers H. Wills.

*10(i)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Michael Mooney. (Incorporated by reference to Exhibit 10(m)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1996.)

*10(j)     Employment Agreement dated as of December 1, 1994, between United HealthCare
             Corporation and David P. Koppe. (Incorporated be reference to Exhibit 10(q)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.)

*10(k)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Sheila T. Leatherman. (Incorporated by reference to Exhibit
             10(r) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994.)

*10(l)     Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and James Conto. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.)

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

+10(p)     AARP Health Insurance Agreement by and among American Association of Retired
             Persons, Trustees of the AARP Insurance Plan and United HealthCare
             Insurance Company dated as of February 26, 1997. (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the
             period ended December 31, 1996.)

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

*10(t)     United HealthCare Corporation 1997 Long-Term Incentive Plan. (Incorporated by
             reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.)

*10(u)     United HealthCare Corporation 1997 Management Incentive Program.

*10(v)     United HealthCare Corporation 1997 Executive Savings Plan.

 11        Statement regarding computation of per share earnings. (See Exhibit 13.)

 13        Information contained under the headings "Investor Information," "Financial
             Highlights," "Financial Review" and the Company's Consolidated Financial
             Statements together with the Report of Independent Public Accountants thereon, for the fiscal year ended December 31, 1997, as required by Rule
             601(b) (13) (ii). (E.D.G.A.R. version only)

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

* Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 1998

                                               UNITED HEALTHCARE CORPORATION

                                               By:  /s/ WILLIAM W. MCGUIRE, M.D.
                                                   ------------------------------
                                                      William W. McGuire, M.D.
                                                      CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              TITLE                    DATE
------------------------------------    ------------------------------  --------------

       /s/ WILLIAM W. MCGUIRE, M.D.     Director, Chief Executive       March 20, 1998
      ------------------------------      Officer (principal executive
         William W. McGuire, M.D.         officer)

            /s/ DAVID P. KOPPE          Chief Financial Officer         March 20, 1998
      ------------------------------      (principal financial and
              David P. Koppe              accounting officer)

                    *                   Director                        March 20, 1998
      ------------------------------
         William C. Ballard, Jr.

                    *                   Director                        March 20, 1998
      ------------------------------
             Richard T. Burke

                    *                   Director                        March 20, 1998
      ------------------------------
             James A. Johnson

                    *                   Director                        March 20, 1998
      ------------------------------
              Thomas H. Kean

                    *                   Director                        March 20, 1998
      ------------------------------
          Douglas W. Leatherdale

                    *                   Director                        March 20, 1998
      ------------------------------
            Walter F. Mondale

                    *                   Director                        March 20, 1998
      ------------------------------
            Mary O. Mundinger

             SIGNATURE                              TITLE                    DATE
------------------------------------    ------------------------------  --------------

                    *                   Director                        March 20, 1998
      ------------------------------
              Robert L. Ryan

                    *                   Director                        March 20, 1998
      ------------------------------
            William G. Spears

                    *                   Director                        March 20, 1998
      ------------------------------
            Kennett L. Simmons

                    *                   Director                        March 20, 1998
      ------------------------------
             Gail R. Wilensky

*By    /s/ WILLIAM W. MCGUIRE, M.D.                                     March 20, 1998
      ------------------------------
         William W. McGuire, M.D.
           AS ATTORNEY-IN-FACT

                                 EXHIBITS INDEX

           Copy of the Company's Second Restated Articles of Incorporation. (Incorporated
             by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1996.). ........................................
 3(a)

           Copy of the Company's Restated Bylaws, as amended. ...........................
 3(b)

           Certificate of Designation for 5.75% Series A Convertible Preferred Stock (See
             Exhibit 3(a).). ............................................................
 4

           Employment Agreement dated as of January 6, 1996, between United HealthCare
             Corporation and William W. McGuire, M.D. (Incorporated by reference to
             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.). .......................................................
10(a)

           United HealthCare Corporation 1987 Supplemental Stock Option Plan.
             (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.). .......................
10(b)

           United HealthCare Corporation 1988 Stock Option Plan, as amended.
             (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.). .......................
10(c)

           United HealthCare Corporation 1990 Stock and Incentive Plan, as amended.
             (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.). .......................
10(d)

           United HealthCare Corporation Amended and Restated 1991 Stock and Incentive
             Plan, Amended and Restated Effective May 14, 1997. (Incorporated by
             reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.). .....................................
10(e)

           Employment Agreement, dated as of November 1, 1994, between United HealthCare
             Corporation and Jeannine Rivet. (Incorporated by reference to Exhibit 10(k)
             to the Company's Annual Report on Form 10-K for the year-ended December 31,
             1994.). ....................................................................
10(f)

           Restated Employment Agreement dated as of May 27, 1994, between United
             HealthCare Corporation and Travers H. Wills. (Incorporated by reference to
             Exhibit 99.1 to the Company's Interim Report on Form 8-K dated May 27,
             1994.)......................................................................
10(g)

           Employment Agreement dated as of December 18, 1997, between United HealthCare
             Corporation and Travers H. Wills. ..........................................
10(h)

           Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Michael Mooney. (Incorporated by reference to Exhibit 10(m)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1996.). ....................................................................
10(i)

           Employment Agreement dated as of December 1, 1994, between United HealthCare
             Corporation and David P. Koppe. (Incorporated by reference to Exhibit 10(q)
             to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.). ....................................................................
10(j)

           Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and Sheila T. Leatherman. (Incorporated by reference to Exhibit
             10(r) to the Company's Annual Report on Form 10-K for the year ended
             December 31,
             1994.). ....................................................................
10(k)

           Employment Agreement dated as of November 1, 1994, between United HealthCare
             Corporation and James Conto. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994.). ....................................................................
10(l)

           Employment Agreement effective as of October 2, 1995 between United HealthCare
             Corporation and James G. Carlson. (Incorporated by reference to Exhibit
             10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30,
             1995.). ....................................................................
10(m)

           Employment Agreement effective as of October 2, 1995, between United
             HealthCare Corporation and David A. George. (Incorporated by reference to
             Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.). .......................................................
10(n)

           Information Technology Services Agreement between The MetraHealth Companies,
             Inc. and Integrated Systems Solutions Corporation dated as of November 1,
             1995. (Incorporated by reference to Exhibit 10(t) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1995.). ................
10(o)

           AARP Health Insurance Agreement by and among American Association of Retired
             Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance
             Company dated as of February 26, 1997. (Incorporated by reference to Exhibit
             10(p) to the Company's Annual Report on Form 10-K/A for the period ended
             December 31, 1996.). .......................................................
10(p)

           United HealthCare Corporation Non-employee Director Stock Option Plan.
             (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997.). .................
10(q)

           Letter Agreement between The MetraHealth Companies, Inc. and Kennett L.
             Simmons dated as of October 2, 1995. (Incorporated by reference to Exhibit
             10(w) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.). .......................................................
10(r)

           Consulting Agreement between The MetraHealth Companies, Inc. and Kennett L.
             Simmons dated as of October 2, 1995. (Incorporated by reference to Exhibit
             10(x) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995.). .......................................................
10(s)

           United HealthCare Corporation 1997 Long-Term Incentive Plan. (Incorporated by
             reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.). .....................................
10(t)

           United HealthCare Corporation 1997 Management Incentive Program. .............
10(u)

           United HealthCare Corporation 1997 Executive Savings Plan. ...................
10(v)

           Statement regarding computation of per share earnings (see Exhibit 13). ......
11

           Information contained under the headings Investor Information, Financial
             Highlights, Financial Review and the Company's Consolidated Financial
             Statements together with the Report of Independent Public Accountants thereon, for the fiscal year ended December 31, 1996, as required by Rule
             601(b) (13) (ii). (E.D.G.A.R. version only).................................
13

           Subsidiaries of the Registrant................................................
21

           Consent of Independent Public Accountants.....................................
23

           Powers of Attorney............................................................
24

           Financial Data Schedule. (E.D.G.A.R. version only)............................
27