Form 10-Q
period 1998-03-31
UNITED HEALTHCARE CORP
filed 1998-05-15
CIK 731766

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

                        COMMISSION FILE NUMBER: 1-10864

                            ------------------------

                         UNITED HEALTHCARE CORPORATION

                       State of Incorporation: MINNESOTA

                 I.R.S. Employer Identification No: 41-1321939

                          Principal Executive Offices:

                                300 OPUS CENTER

                              9900 BREN ROAD EAST

                              MINNETONKA MN, 55343

                        Telephone Number: (612) 936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $.01 per share, outstanding on May 12, 1998 was 192,704,252.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION
                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.........................            3

  Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1998 and
    1997................................................................................................            4

  Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and
    1997................................................................................................            5

  Notes to Condensed Consolidated Financial Statements..................................................            6

  Report of Independent Public Accountants..............................................................            8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........            9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................           14

PART II. OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................           15

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................           15

  ITEM 6. EXHIBITS......................................................................................           15

Signatures..............................................................................................           16

                         UNITED HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                     ASSETS
Current Assets
  Cash and Cash Equivalents.........................................................   $       668    $      750
  Short-Term Investments............................................................           148           506
  Accounts Receivable, net..........................................................         1,145           768
  Assets Under Management...........................................................         1,120            28
  Other Current Assets..............................................................           154           141
                                                                                      -------------  ------------
    Total Current Assets............................................................         3,235         2,193
Long-Term Investments...............................................................         3,182         2,785
Property and Equipment, net.........................................................           331           364
Goodwill and Other Intangible Assets, net...........................................         2,356         2,281
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $     9,104    $    7,623
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical Costs Payable.............................................................   $     2,675    $    1,565
  Other Policy Liabilities..........................................................           427           235
  Accounts Payable and Accrued Liabilities..........................................           642           495
  Unearned Premiums.................................................................           170           275
                                                                                      -------------  ------------
    Total Current Liabilities.......................................................         3,914         2,570
Long-Term Obligations...............................................................            20            19
Convertible Preferred Stock.........................................................           500           500
                                                                                      -------------  ------------
Shareholders' Equity
  Common Stock, $.01 par value--500,000,000 shares authorized; 192,225,000 and
    191,111,000 issued and outstanding..............................................             2             2
  Additional Paid-in Capital........................................................         1,416         1,398
  Retained Earnings.................................................................         3,231         3,105
  Net Unrealized Holding Gains on Investments Available for Sale, net of income tax
    effects.........................................................................            21            29
                                                                                      -------------  ------------
    Total Shareholders' Equity......................................................         4,670         4,534
                                                                                      -------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................   $     9,104    $    7,623
                                                                                      -------------  ------------
                                                                                      -------------  ------------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
REVENUES
  Premiums................................................................................  $    3,682  $    2,445
  Management Services and Fees............................................................         371         356
  Investment and Other Income.............................................................          62          51
                                                                                            ----------  ----------
    Total Revenues........................................................................       4,115       2,852
                                                                                            ----------  ----------
OPERATING EXPENSES
  Medical Costs...........................................................................       3,152       2,064
  Selling, General and Administrative Expenses............................................         712         575
  Depreciation and Amortization...........................................................          42          34
                                                                                            ----------  ----------
    Total Operating Expenses..............................................................       3,906       2,673
                                                                                            ----------  ----------
EARNINGS BEFORE INCOME TAXES..............................................................         209         179
  Provision for Income Taxes..............................................................         (77)        (70)
                                                                                            ----------  ----------
NET EARNINGS..............................................................................         132         109
CONVERTIBLE PREFERRED STOCK DIVIDENDS.....................................................          (7)         (7)
                                                                                            ----------  ----------
NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS............................................  $      125  $      102
                                                                                            ----------  ----------
                                                                                            ----------  ----------
BASIC NET EARNINGS PER COMMON SHARE.......................................................  $     0.65  $     0.55
                                                                                            ----------  ----------
                                                                                            ----------  ----------
NET EARNINGS PER COMMON SHARE, ASSUMING DILUTION..........................................  $     0.63  $     0.54
                                                                                            ----------  ----------
                                                                                            ----------  ----------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......................................         193         185
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS..............................................           6           4
                                                                                            ----------  ----------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION...................         199         189
                                                                                            ----------  ----------
                                                                                            ----------  ----------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                   THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
OPERATING ACTIVITIES
  Net Earnings...............................................................................  $     132  $     109
  Noncash Items:
    Depreciation and Amortization............................................................         42         34
  Net Change in Other Operating Items:
    Accounts Receivable and Other Current Assets.............................................        (92)      (106)
    Medical Costs Payable....................................................................        101        104
    Accounts Payable and Other Current Liabilities...........................................         12         (4)
    Unearned Premiums........................................................................       (133)      (117)
                                                                                               ---------  ---------
      Cash Flows From Operating Activities...................................................         62         20
                                                                                               ---------  ---------
INVESTING ACTIVITIES
  Cash Paid for Acquisition, net of cash assumed and other effects...........................        (84)    --
  Purchases of Property and Equipment and Capitalized Software...............................        (41)       (33)
  Proceeds from Sales of Property and Equipment..............................................         29     --
  Purchases of Investments...................................................................     (1,247)    (1,014)
  Maturities/Sales of Investments............................................................      1,201        884
                                                                                               ---------  ---------
      Cash Flows Used for Investing Activities...............................................       (142)      (163)
                                                                                               ---------  ---------
FINANCING ACTIVITIES
  Proceeds from Stock Option Exercises.......................................................         35         17
  Stock Repurchases..........................................................................        (30)    --
  Dividends Paid on Convertible Preferred Stock..............................................         (7)        (7)
                                                                                               ---------  ---------
      Cash Flows From Financing Activities...................................................         (2)        10
                                                                                               ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................        (82)      (133)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD....................................................        750      1,037
                                                                                               ---------  ---------
CASH AND EQUIVALENTS, END OF PERIOD..........................................................  $     668  $     904
                                                                                               ---------  ---------
                                                                                               ---------  ---------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations, and integration reserves relating to acquisitions. These estimates may be adjusted as more information becomes available, and any adjustment could be significant.

In accordance with the rules and regulations of the Securities and Exchange Commission, footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements have been omitted. Read together with the disclosures below, management believes the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Unless the context otherwise requires, the use of the terms the "Company," "we," "us" and "our" in the following refers to United HealthCare Corporation and its subsidiaries.

2. DIVIDENDS

On February 10, 1998, the Company's Board of Directors approved an annual dividend for 1998 of $0.03 per share to holders of common stock. Dividends of approximately $6 million were paid on April 15, 1998 to shareholders of record at the close of business on April 1, 1998.

3. STOCK REPURCHASE PROGRAM

In November 1997, the Company's Board of Directors authorized a stock repurchase program under which up to 10% of the Company's outstanding common stock may be repurchased. Purchases may be made from time to time at prevailing prices in the open market, subject to certain restrictions on volume, pricing and timing. The repurchased shares will be available for reissuance for the employee stock option and purchase plans and for other corporate purposes. During the three month period ended March 31, 1998, the Company repurchased 706,700 shares at an average price of $53 per share.

4. CASH AND INVESTMENTS

As of March 31, 1998, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                      GROSS UNREALIZED     GROSS UNREALIZED
                                                    AMORTIZED COST      HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                                                    ---------------  -------------------  -------------------  -----------
Cash and Cash Equivalents.........................     $     668          $  --                $  --            $     668
Investments Available for Sale....................         3,219                 43                   (5)           3,257
Investments Held to Maturity......................            73             --                   --                   73
                                                                                                      --
                                                          ------                ---                            -----------
  Total Cash and Investments......................     $   3,960          $      43            $      (5)       $   3,998
                                                                                                      --
                                                                                                      --
                                                          ------                ---                            -----------
                                                          ------                ---                            -----------

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

5. AMERICAN ASSOCIATION OF RETIRED PERSONS

We began providing services to the American Association of Retired Persons
(AARP) on January 1, 1998. The Company's portion of the AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from more than 4 million AARP members. The Company is also developing an array of new products designed to complement the insurance offerings under the AARP program.

Under the terms of the Company's 10-year agreement with AARP, we receive monthly fees for administrative services and as compensation for assuming the underwriting risk associated with the program. In addition, AARP has separately contracted with certain vendors to provide marketing and member services. We recognize premium revenues associated with the AARP program net of the administrative fees paid to these vendors.

On January 1, 1998, the following assets and liabilities were transferred from the program's previous carrier and are included in our consolidated balance sheet (in millions):

DESCRIPTION                                                                             AMOUNT
-------------------------------------------------------------------------------------  ---------
Assets Under Management..............................................................  $     959
Premiums Receivable..................................................................  $     300
Medical Costs Payable and Other Policy Liabilities...................................  $   1,216
Other Liabilities....................................................................  $      43

6. COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of our business excluding charges resulting from investments by and distributions to our shareholders, for the three-month periods ended March 31, 1998 and 1997 (in millions):

                                                                                1998         1997
                                                                                ---------  ---------
Net Earnings..................................................................  $     132  $     109
Change in Net Unrealized Holding Gains (Losses) on Investments Available for
  Sale, net of income tax effects.............................................         (8)       (15)
                                                                                ---------  ---------
Comprehensive Income..........................................................  $     124  $      94
                                                                                ---------  ---------

7. RECENTLY ISSUED ACCOUNTING STANDARD

In the fourth quarter of 1998, we will adopt a new accounting standard (SFAS No.
131) that will require us to report financial and descriptive information about our reportable operating segments. Generally, financial information will be required to be reported on the basis that is used internally to evaluate segment performance and to allocate resources to segments. This new standard will not affect how we determine net earnings or shareholders' equity.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United HealthCare Corporation and Subsidiaries as of and for the year-ended December 31, 1997 (not presented herein), and, in our report dated February 12, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Arthur Andersen LLP

Minneapolis, Minnesota,
May 7, 1998

                         UNITED HEALTHCARE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms the "Company," "we," "us" and "our" in the following refers to United HealthCare Corporation and its subsidiaries.

On January 1, 1998, we began delivering Medicare supplement insurance and other medical insurance coverage for the American Association of Retired Persons
(AARP) to over 4 million AARP members. The significance of the AARP business affects the year-to-year comparability of our consolidated financial position and results of operations. The Summary Operating Information below should be read together with the narrative portions of Management's Discussion and Analysis that more fully describe the specific effects of the AARP business.

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which it operates, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

SUMMARY OPERATING INFORMATION

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                                            PERCENT
OPERATING RESULTS                                                                    1998       1997        CHANGE
---------------------------------------------------------------------------------  ---------  ---------  -------------
                                                                                   (IN MILLIONS EXCEPT PER SHARE DATA)

Total Revenues...................................................................  $   4,115  $   2,852          44%
Earnings from Operations.........................................................  $     209  $     179          17%
Net Earnings.....................................................................  $     132  $     109          21%
Net Earnings Per Common Share, Assuming Dilution.................................  $    0.63  $    0.54          17%
Medical Costs to Premium Revenues................................................       85.6%      84.4%
SG&A Expenses to Total Revenues..................................................       17.3%      20.2%

                                                                                  MARCH 31,   MARCH 31,   PERCENT
ENROLLMENT BY PRODUCT                                                               1998        1997      CHANGE
--------------------------------------------------------------------------------  ---------   ---------   ------
                                                                                     (IN THOUSANDS)

Health Plan Products Commercial.................................................     5,576(a)    5,014(a)  11%
  Medicare......................................................................       388         257     51%
  Medicaid......................................................................       510         475      7%
                                                                                  ---------   ---------   ------
    Total Health Plan Products..................................................     6,474       5,746     13%
Other Network-Based Products....................................................     4,892(a)    4,595(a)   6%
Indemnity Products..............................................................     1,689       2,564    (34)%
                                                                                  ---------   ---------   ------
    Total Enrollment............................................................    13,055      12,905      1%
                                                                                  ---------   ---------   ------
                                                                                  ---------   ---------   ------

ENROLLMENT BY FUNDING ARRANGEMENT
--------------------------------------------------------------------------------

  Fully Insured
    Health Plan Products........................................................     5,529       4,887     13%
    Other Network-Based Products................................................       526         508      4%
    Indemnity Products..........................................................       334         529    (37)%
                                                                                  ---------   ---------   ------
      Total Fully Insured.......................................................     6,389       5,924      8%
                                                                                  ---------   ---------   ------
  Self-Funded
    Health Plan Products........................................................       945         859     10%
    Other Network-Based Products................................................     4,366       4,087      7%
    Indemnity Products..........................................................     1,355       2,035    (33)%
                                                                                  ---------   ---------   ------
      Total Self Funded.........................................................     6,666       6,981     (5)%
                                                                                  ---------   ---------   ------
        Total Enrollment........................................................    13,055      12,905      1%
                                                                                  ---------   ---------   ------
                                                                                  ---------   ---------   ------

------------------------------
(a) In conjunction with the realignment of our operations, small group and middle market point of service membership, previously classified as other network-based products, are now being presented with our commercial health plan products (840,000 members at March 31, 1998 and 732,000 members at March 31, 1997).

RESULTS OF OPERATIONS

    PREMIUM REVENUES

Premium revenues in the first quarter of 1998 totaled $3.7 billion. This represents an increase of $1.2 billion, or 51%, compared to first quarter 1997 premium revenues. On January 1, 1998, under the terms of a contract with the American Association of Retired Persons (AARP), we began delivering Medicare and hospital supplement insurance to more than 4 million AARP members. Premium revenues from our portion of the AARP contract during the first quarter of 1998 were approximately $890 million.

Excluding AARP premium revenues, first quarter 1998 premium revenues totaled $2.8 billion, an increase of 14% over first quarter 1997. The increase in premium revenues is primarily the result of growth in year-over-year same-store health plan premium revenues of $439 million, or 22%. The health plan premium revenues increase reflect same-store enrollment growth of 13% and an average year-over-year premium rate increase on renewing commercial groups exceeding 6%. Growth in our Medicare programs also contributed to the increase in premium revenues. Included in the total health plan same-store enrollment growth of 13% is a year-over-year same-store increase of 51% in Medicare enrollment. Significant growth in Medicare enrollment affects year-over-year comparability of premium revenues. The Medicare product generally has per member premium rates three to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services.

The year-over-year increase in premium revenues from health plan operations was partially offset by an expected decrease in premium revenues from fully insured non-network-based indemnity products of $53 million. Nearly $30 million of this decrease is because we discontinued our relationship with a broker who sold and administered small group indemnity business on our behalf, which led to the loss of 30,000 indemnity members effective July 1, 1997. The remaining decrease is from declining enrollment in these products, due to rate increases averaging 10% to 20% during 1997, as well as other business factors. We expect enrollment in the non-network-based indemnity products will continue to decline through 1998. To the extent possible, we will try to convert these enrollees to our network-based managed care products.

    MEDICAL COSTS

We generally set new and renewal commercial health plan premium rates based on anticipated health care costs. The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (the percent of premium revenues expensed as medical costs). On a comparable basis, the medical care ratio decreased from 84.4% during the first quarter of 1997 to 83.7% during the first quarter of 1998. This represents decreases of seventy basis points from the first quarter a year ago and thirty basis points from the 84.0% reported in the fourth quarter of 1997. This sequential decline reflects the positive impact of higher premiums on new and renewal commercial health plan business, combined with a relatively stable health care cost trend in the 3% to 4% range. The January renewal period is significant as over 40% of our commercial health plan enrollment renews in that month. During the January 1998 renewal period, we were able to realize premium rate increases exceeding 6% on this business.

We continue to see improvement in the medical cost experience in our health plan. Medicare business, particularly in our start up markets. However, we realized a weighted-average increase in Medicare premium rates for 1998 of 2% and expect similar increases for 1999. These modest rate increases may impair our ability to maintain or improve the medical care ratio associated with our Medicare business. In response, we are assessing the benefit levels in each Medicare market and may make adjustments depending on financial performance and competitive positioning.

When we factor in the AARP business, the aggregate medical care ratio for the first quarter of 1998 increased to 85.6%. This reflects the dramatically different mix of business the AARP insurance offerings introduced to our consolidated operating results.

    MANAGEMENT SERVICES AND FEE REVENUES

Management services and fee revenues during the first quarter of 1998 totaled $371 million. This represents an increase of $15 million, or 4%, over management services and fee revenues in the first quarter of 1997. These revenues are primarily generated from self-funded products where we receive a fee for administrative services and generally assume no financial responsibility for health care costs associated with these products. In addition, we generate fee revenues from administrative services we perform on behalf of managed health plans and for services provided by our specialty businesses.

The overall increase in management services and fee revenues is attributable to enrollment growth within the managed health plans and an increase in individuals served by our specialty services operations, most notably in United Behavioral Health and Optum-Registered Trademark-, our telephone- and Internet-based health information and personal care management business. Offsetting these increases, fee revenues from self-funded indemnity products decreased $5 million because of declining enrollment in these products. In addition, the June 30, 1997 sale of our subsidiary, United HealthCare Administrators, Inc., resulted in a $12 million decrease in these revenues in 1998 compared to 1997.

    OTHER OPERATING EXPENSES

Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 20.2 % during the first quarter of 1997 to 17.3% during the first quarter of 1998. The improvement in the SG&A ratio reflects the operating leverage we gain with the addition of the AARP business as well as our diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs through the first quarter of 1998 increased $137 million, or 24%, over the comparable period of 1997. This increase reflects the additional infrastructure needed to support the corresponding $1.3 billion increase in revenues, as well as the additional investment in future growth platforms.

    GOVERNMENT REGULATION

Our primary business, offering health care coverage and health care management services, is heavily regulated at the federal and state levels. We strive to comply in all respects with applicable regulations and may need to make changes from time to time in our services, products, marketing methods or organizational or capital structure.

Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change from time to time. These changes could affect our operations and financial results.

Certain proposed changes in Medicare and Medicaid programs may improve opportunities to enroll people under products developed for these populations. Other proposed changes could limit available reimbursement and increase competition in those programs, with adverse effects on our financial results. Also, it could be more difficult for us to control medical costs if federal and state bodies continue to consider and enact significant and onerous managed care laws and regulations.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) may represent the most significant federal reform of employee benefit law since the enactment of the Employee Retirement Income Security Act (ERISA) in 1974. Some of HIPAA's significant provisions include guaranteeing the availability of health insurance for certain employees and individuals, limits on the use of preexisting condition exclusions, prohibitions against discriminating on the basis of health status, and requirements which make it easier to continue coverage in cases where a person is terminated or changes employers. Under HIPAA and other similar state laws, medical cost control through amended provider contracts and improved preventive and chronic care management may become more important. We believe our experience in these areas will allow us to compete effectively.

Health care fraud and abuse has become a top priority for the nation's law enforcement entities and has focused on participants in federal government health care programs such as Medicare, Medicaid and the Federal Employees Health Benefits Program (FEHBP). We participate extensively in these programs.

We also are subject to governmental investigations and enforcement actions. Included are actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; the FEHBP; federal and state fraud and abuse laws; and laws relating to care management and health care delivery. Government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. We currently are involved in various government investigations and audits, but we do not believe the results will have a material adverse effect on our financial position or results of operations.

    INFLATION

Although the general rate of inflation has remained relatively stable and health care cost inflation has stabilized in recent years, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on anticipated health care costs, risk-sharing arrangements with various health care providers, and other health care cost containment measures. Specifically, health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have health care cost containment measures similar to those in place for network-based products. As a result, there is added health care cost inflation risk with these products.

    FINANCIAL CONDITION AND LIQUIDITY

Cash and investments at March 31, 1998, were $4.0 billion, a $43 million decrease from December 31, 1997. In the first quarter of 1998, we generated cash from operations of $62 million and realized proceeds from stock option exercises and the sale of property and equipment of $64 million. We also used over $155 million in cash related to acquisitions, capital expenditures, and common stock repurchases.

Under applicable government regulations, several subsidiaries are required to maintain specific capital levels to support their operations. After taking these regulations and certain business considerations into account, we had $872 million in cash and investments available for general corporate use at March 31, 1998. From these cash reserves, we recently established a $100 million capital fund designated for strategic investments in new and promising businesses.

The National Association of Insurance Commissioners has an effort underway that would require new minimum capitalization limits for health care coverage provided by insurance companies, HMOs and other risk-bearing health care entities. The requirements would take the form of risk-based capital rules. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted, there could be an increase in the capital required for certain of our subsidiaries. Any increase would be funded from our corporate usable cash reserves. The new requirements are expected to be effective December 31, 1998.

We continue to focus on expanding health care programs to the Medicare population. In the past 12 months, the number of sites offering a Medicare health plan product increased from 18 to 27. Over the same period, health plan Medicare enrollment grew 51%. We continue to invest in new markets and expect to have 39 sites offering Medicare programs by year-end 1998. Significant expenses are associated with introducing a Medicare health plan product. Start-up expenses include a lengthy and detailed regulatory approval process, product-specific provider contracting and network configuration, high up-front sales and marketing costs, and staffing of service areas in advance of product sales. We expect to incur operating losses from Medicare products in start-up markets, usually for the first 12 to 18 months. Once Medicare enrollment targets are met, we expect corresponding administrative costs to be covered.

In January 1998, we initiated a significant realignment of our operations, designed to take full advantage of opportunities to grow and succeed as we expand into the broad health and well-being marketplace. We are aligning our operations into six independent but strategically linked businesses, each focused on performance, growth and shareholder value.

The realignment is dramatically changing the way we manage our business. We are realigning our resources and activities to more directly support the operations of our businesses. We are assessing the effectiveness of our core management processes and transaction processing systems. We are also evaluating each of our businesses for strategic fit, growth potential and operating performance and will be taking actions on business units that do not fit our new direction.

Our realignment efforts will take several months to complete. Despite the vast undertaking, we do not expect our realignment efforts to negatively affect our product offerings, provider relations, billing and collection disciplines, and claims processing and payment activities. These efforts, however, may make it appropriate for us to absorb certain restructuring charges. While we anticipate such efforts could be significant, we cannot yet estimate the size of any restructuring charges.

We are in the process of modifying our computer systems to accommodate the year 2000. We currently expect these modifications to be completed well in advance of the year 2000 with no adverse effect on our operations. We expect to incur associated expenses of approximately $20 million in 1998 and $15 million in 1999 to complete this effort. Our inability to complete year 2000 modifications on a timely basis or the inability of other companies with which we do business to complete their year 2000 modifications on a timely basis could adversely affect our operations.

In November 1997, the Company's Board of Directors authorized a stock repurchase program. Up to 10% of our outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market, subject to certain restrictions relating to volume, pricing and timing. The repurchased shares will be available for reissuance through employee stock option and purchase plans and for other corporate purposes. During the first quarter of 1998, we repurchased 706,700 shares at an average price of $53 per share.

In January 1998, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $200 million of debt securities and preferred or common stock. The shelf filing registers the securities and allows us to sell them from time to time in the event we need financing. Proceeds from sales of these securities may be used for a variety of general corporate purposes, including working capital, securities repurchases and acquisitions.

We expect our available cash resources will be sufficient to meet our current operating requirements and internal development and realignment initiatives. In addition, based on our current financial condition and results of operations, we should be able to finance additional cash requirements in the public or private markets, if necessary.

Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products and programs and may include acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the date of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments. The Company does not believe that its risk of a loss in future earnings, fair values or cash flow attributable to such investments is material.

                         UNITED HEALTHCARE CORPORATION

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company exchanged 223,904 shares of its common stock for all of the outstanding capital stock of Reden & Anders, Ltd. in a transaction that closed on February 20, 1998. The Company issued these shares in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company made inquiries of the recipients of securities in this transaction and obtained representations from such persons to establish that this issuance qualified for an exemption from the registration requirements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 13, 1998 (the "Annual Meeting"), the Company's shareholders elected three directors, approved a proposal to amend the United HealthCare Corporation 1993 Employee Stock Purchase Plan and ratified the appointment of Arthur Andersen LLP as independent public accountants.

The three directors elected at the Annual Meeting are: William C. Ballard, Jr. with 159,681,441 votes cast for his election and 1,725,041 votes withheld; Richard T. Burke with 159,678,842 votes cast for his election and 1,727,640 votes withheld; and William W. McGuire, M.D. with 159,681,691 votes cast for his election and 1,724,791 votes withheld. The directors whose term of office as a director continued after the Annual Meeting are: James A. Johnson, Thomas H. Kean, Douglas W. Leatherdale, Walter F. Mondale, Mary O. Mundinger, Robert L. Ryan, William G. Spears and Gail R. Wilensky.

The proposal to amend the United HealthCare Corporation 1993 Employee Stock Purchase Plan was approved with 160,442,172 votes cast for the proposal, 526,525 votes cast against the proposal and 257,525 votes abstaining. There were 180,019 broker non-votes cast on this matter. The amendment allows new regular employees to participate in the plan immediately, and makes employees whose employment by the Company is for less than 5 months in any calendar year ineligible to participate in the Plan.

The appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1998 was ratified with 160,979,065 votes cast for ratification, 74,276 votes cast against ratification and 173,122 votes abstaining. There were 180,019 broker non-votes on this matter.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

   EXHIBIT
   NUMBER                                                             DESCRIPTION
-------------             ---------------------------------------------------------------------------------------------------
     10               --  Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996.*

     15               --  Letter Re Unaudited Interim Financial Information

     99               --  Cautionary Statements.

------------------------

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this contract have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.

(b) The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1998.

                         UNITED HEALTHCARE CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED HEALTHCARE CORPORATION

 /s/ WILLIAM W. MCGUIRE, M.D.
------------------------------  President and Chief            Dated: May 7, 1998
   William W. McGuire, M.D.       Executive Officer

      /s/ DAVID P. KOPPE
------------------------------  Chief Financial Officer        Dated: May 7, 1998
        David P. Koppe

                         UNITED HEALTHCARE CORPORATION
                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                                                            DESCRIPTION
----------------             ------------------------------------------------------------------------------------------------
       10                --  Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996.*

       15                --  Letter Re Unaudited Interim Financial Information

       99                --  Cautionary Statements.

------------------------

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this contract have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.