Form 10-Q
period 1998-06-30
UNITED HEALTHCARE CORP
filed 1998-08-14
CIK 731766

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 --------------

                                   FORM 10-Q

                                 --------------


(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 1-10864

                                 --------------


                         UNITED HEALTHCARE CORPORATION

                       State of Incorporation: MINNESOTA
                 I.R.S. Employer Identification No: 41-1321939

                         Principal Executive Offices:
                                300 OPUS CENTER
                              9900 BREN ROAD EAST
                             MINNETONKA MN, 55343

                       Telephone Number: (612) 936-1300

                                 --------------

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

The number of shares of Common Stock, par value $.01 per share, outstanding on August 12, 1998, was 195,331,294


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION
                                     INDEX

                                                                     Page
                                                                    Number
                                                                    -------
PART I. FINANCIAL INFORMATION.

     ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets at June 30, 1998 and
     December 31, 1997............................................... 3

     Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and
     1997............................................................ 4

     Condensed Consolidated Statements of Cash Flows for the six
     month periods ended June 30, 1998 and 1997...................... 5

     Notes to Condensed Consolidated Financial Statements............ 6

     Report of Independent Public Accountants........................ 9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK....................................................15

PART II. OTHER INFORMATION.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............16

     ITEM 5. OTHER INFORMATION.......................................16

     ITEM 6. EXHIBITS................................................16

Signatures...........................................................17

                         UNITED HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                                -------       ----------
                                     ASSETS
Current Assets
     Cash and Cash Equivalents.........................       $    663       $    750
     Short-Term Investments............................            126            506
     Accounts Receivable, net (Note 7).................          1,219            768
     Assets Under Management (Note 7)..................          1,069             28
     Other Current Assets..............................            178            141
                                                              --------       --------
        Total Current Assets...........................          3,255          2,193
Long-Term Investments..................................          3,280          2,785
Property and Equipment, net............................            333            364
Goodwill and Other Intangible Assets, net
   (Note 2)............................................          2,020          2,281
                                                              --------       --------
TOTAL ASSETS...........................................        $ 8,888       $  7,623
                                                              --------       --------
                                                              --------       --------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Medical Costs Payable (Notes 2 and 7).............       $  2,817       $  1,565
     Other Policy Liabilities (Note 7).................            460            235
     Accounts Payable and Accrued Liabilities
       (Notes 2 and 6) ................................            792            495
     Unearned Premiums.................................            167            275
                                                              --------       --------

        Total Current Liabilities......................          4,236          2,570
Long-Term Obligations..................................             21             19
Convertible Preferred Stock............................            500            500
                                                              --------       --------

Shareholders' Equity
     Common Stock, $.01 par value - 500,000,000 shares
     authorized; 193,440,000 and 191,111,000 issued and
     outstanding.......................................              2              2
     Additional Paid-in Capital........................          1,449          1,398
     Retained Earnings.................................          2,649          3,105
     Net Unrealized Holding Gains on Investments
       Available for Sale, net of  income tax
       effects.........................................             31             29
                                                              --------       --------
         Total Shareholders' Equity....................          4,131          4,534
                                                              --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............       $  8,888       $  7,623
                                                              --------       --------
                                                              --------       --------

               See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                 -----------------------      ------------------------
                                                                    1998           1997           1998           1997
                                                                 --------       --------       --------       --------
REVENUES
     Premiums..............................................      $  3,773       $  2,501       $  7,455       $  4,945
     Management Services and Fees..........................           402            366            773            722
     Investment and Other Income...........................            60             64            122            115
                                                                 --------       --------       --------       --------
        Total Revenues.....................................         4,235          2,931          8,350          5,782
                                                                 --------       --------       --------       --------
OPERATING EXPENSES
     Medical Costs (Note 2)................................         3,435          2,119          6,587          4,183
     Selling, General and Administrative Expenses..........           706            592          1,418          1,167
     Depreciation and Amortization.........................            48             35             90             69
     Operational Realignment Charges (Note 2)..............           725              -            725              -
                                                                 --------       --------       --------       --------
       Total Operating Expenses............................         4,914          2,746          8,820          5,419
                                                                 --------       --------       --------       --------

EARNINGS (LOSS) BEFORE INCOME TAXES........................          (679)           185           (470)           363
     (Provision) Benefit for Income Taxes (Note 3).........           114            (69)            37           (138)
                                                                 --------       --------       --------       --------

NET EARNINGS (LOSS)........................................          (565)           116           (433)           225

CONVERTIBLE PREFERRED STOCK DIVIDENDS......................            (7)            (7)           (15)           (15)
                                                                 --------       --------       --------       --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS........................................      $   (572)      $    109       $   (448)      $    210
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------

BASIC NET EARNINGS (LOSS) PER COMMON
SHARE......................................................      $  (2.96)      $   0.58       $  (2.33)      $   1.13
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------

NET EARNINGS (LOSS) PER COMMON SHARE, ASSUMING
DILUTION...................................................      $  (2.96)      $   0.57       $  (2.33)      $   1.11
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING................................................           193            187            192            186
DILUTIVE EFFECT OF OUTSTANDING STOCK
OPTIONS....................................................             -              4              -              4
                                                                 --------       --------       --------       --------

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, ASSUMING DILUTION.............................           193            191            192            190
                                                                 --------       --------       --------       --------
                                                                 --------       --------       --------       --------

                    See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                   1998           1997
                                                                  -------        -------
OPERATING ACTIVITIES
     Net Earnings (Loss)...................................       $  (433)       $   225
     Noncash Items:
        Depreciation and Amortization......................            90             69
        Deferred Income Taxes..............................          (214)            45
        Operational Realignment Charges....................           725              -
     Net Change in Other Operating Items:
        Accounts Receivable and Other Current Assets.......          (118)           (57)
        Medical Costs Payable..............................           200             80
        Accounts Payable and Other Current
          Liabilities......................................           109           (103)
        Unearned Premiums..................................          (142)          (126)
                                                                  -------        -------
           Cash Flows From Operating Activities............           217            133
                                                                  -------        -------

INVESTING ACTIVITIES
     Cash Paid for Acquisition, net of cash assumed and
        other effects......................................           (86)             -
     Purchases of Property and Equipment and Capitalized
       Software, net.......................................           (90)           (90)
     Purchases of Investments..............................        (1,976)        (3,210)
     Maturities / Sales of Investments.....................         1,867          2,708
                                                                  -------        -------
       Cash Flows Used for Investing
        Activities.........................................          (285)          (592)
                                                                  -------        -------

FINANCING ACTIVITIES
     Proceeds from Stock Option Exercises..................            73             52
     Common Stock Repurchases..............................           (72)             -
     Dividends Paid........................................           (20)           (20)
                                                                  -------        -------
        Cash Flows (Used for) From Financing Activities....           (19)            32
                                                                  -------        -------

DECREASE IN CASH AND CASH EQUIVALENTS......................           (87)          (427)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD..................           750          1,037
                                                                  -------        -------
CASH AND EQUIVALENTS, END OF PERIOD........................       $   663        $   610
                                                                  -------        -------
                                                                  -------        -------

         See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to United HealthCare Corporation and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include some amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations, integration reserves relating to acquisitions, and reserves relating to our operational realignment
activities.   These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company's annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. SPECIAL OPERATING CHARGES

OPERATIONAL REALIGNMENT CHARGES

In January 1998, we introduced a significant realignment of our operations into six independent but strategically linked business segments, each focused on performance, growth and shareholder value. In the months that followed, we began to realign our resources and activities; introduce new management processes and policies; evaluate our business units and operations, market positions and customer segments; and assess their strategic fit, operational performance and contribution. We have moved forward to establish more independent identities, brands and market positions for each of these segments. We also have realigned significant personnel and activities from corporate functions to more directly support the operations of our business segments, and we have defined intersegment service arrangements and system platform and process requirements to support each segment's markets and products.

In conjunction with these efforts, we developed and approved a comprehensive plan (the Plan) to implement our operational realignment in the second quarter of 1998, and we recognized corresponding charges to operations of $725 million. The charges reflect the estimated costs we will incur principally over the next twelve months under the Plan, including charges associated with disposing or discontinuing business units, product lines, and contracts; transitioning from and eliminating non-core system platforms; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities are anticipated to result in a reduction of more than 4,000 positions, potentially affecting approximately 7,000 people in various locations. The charges do not cover certain aspects of the Plan, including new information systems and employee relocation and training. These costs will be recognized in future periods as incurred.

The following table summarizes the components of the operational realignment charges (in millions):

Asset write-downs                                       $  399
Severance and outplacement costs                           142
Noncancellable lease obligations                            82
Disposition of businesses and other costs                  102
                                                        ------
                                                        $  725
                                                        ------
                                                        ------

The asset write-downs consist principally of intangibles and other long-lived assets from businesses we intend to dispose of or discontinue, or markets where we plan to curtail operations or change the nature of our operating presence. The majority of these write-downs relate to businesses acquired after 1994. We prepared a forecast of expected undiscounted cash flows, where appropriate, to determine whether asset impairment existed, and we used fair values to measure the required write-downs. In other instances, we determined the extent of the write-downs based on a determination of the business unit's fair value.

Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment, as follows (in millions):

                                                  Three Months Ended            Six Months Ended
                                                        June 30                      June 30
                                              ------------------------      -------------------------
                                                1998             1997        1998               1997
                                              -------           -------     -------            -------
Revenues                                      $  240            $ 208       $  475             $ 401
Operating losses before income taxes          $   (8)           $ (16)      $  (23)            $ (23)

MEDICAL COSTS

Medical costs reported in the second quarter of 1998 included $120 million relating to losses in certain underperforming Medicare markets and $55 million related to strengthening our reserves across certain health plan markets, including those where the company may reposition and withdraw its presence, in light of increasing pressure on medical cost trends at the end of the second quarter. We incurred $38 million of these Medicare losses in the second quarter, and accrued $82 million for the losses we expect to incur over the remainder of 1998.

3.  INCOME TAXES

The income tax benefit associated with the second quarter special operating charges was $196 million. This benefit resulted in an overall effective income tax benefit rate of 17% and 8% for the three and six months ended June 30, 1998.

4.  TERMINATED ACQUISITION

In May 1998, we entered into an agreement to acquire Humana Inc. (Humana) through the exchange of one share of Company common stock for every two shares of Humana common stock. On August 10, 1998, the Company and Humana mutually terminated the transaction. The costs we incurred associated with the proposed transaction were charged against operations in the second quarter of 1998.

5.  STOCK REPURCHASE PROGRAM

Under our stock repurchase program, we may purchase up to 10% of our outstanding common stock. Purchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing, and timing. Repurchased shares will be available for reissuance for employee stock option and purchase plans and for other corporate purposes. During the six-month period ended June 30, 1998, we repurchased 1.2 million shares at an average price of $59 per share. Shares issued under our stock plans over the same period exceeded the number of shares repurchased.

6.  CASH AND INVESTMENTS

As of June 30, 1998, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                      GROSS UNREALIZED   GROSS UNREALIZED
                                                      AMORTIZED COST   HOLDING GAINS      HOLDING LOSSES   FAIR VALUE
                                                      --------------  ----------------   ----------------  -----------
Cash and Cash Equivalents......................          $    663          $   -             $    -          $   663
Investments Available for Sale.................             3,282             50                 (2)           3,330
Investments Held to Maturity...................                76              -                  -               76
                                                         --------          -----             ------          -------
   Total Cash and Investments..................          $  4,021          $  50             $   (2)         $ 4,069
                                                         --------          -----             ------          -------
                                                         --------          -----             ------          -------

7.  AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT

We began providing insurance products and services to the American Association of Retired Persons (AARP) on January 1, 1998. Our portion of the AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from more than 4 million AARP members. We also are developing an array of new products and services designed to complement the insurance offerings under the AARP program.

Under the terms of our 10-year agreement with the AARP, we receive monthly fees for claim administrative services and as compensation for assuming the underwriting risk associated with the program. In addition, the AARP has separately contracted with certain vendors to provide marketing and member services. We recognize premium revenues associated with the AARP program net of the administrative fees paid to these vendors.

The following assets and liabilities were transferred from the program's previous carrier and are included in our consolidated balance sheet (in millions):

----------------------------------------------------------------------------------
                                                 Amounts
Description                                 Transferred as of        Balance as of
                                              January 1, 1998      June 30, 1998
----------------------------------------------------------------------------------
Assets Under Management                            $    959           $  1,041
Accounts Receivable                                $    300           $    375
Medical Costs Payable                              $  1,024           $  1,074
Other Policy Liabilities                           $    192           $    229
Other Current Liabilities                          $     43           $     79

8.  COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of our business excluding charges resulting from investments by and distributions to our shareholders, for the six-month periods ended June 30, 1998 and 1997 (in millions):

-------------------------------------------------------------------------
                                                        1998         1997
-------------------------------------------------------------------------
Net Earnings (Loss)                                    $(433)        $225

Change in Net Unrealized Holding Gains
   on Investments Available for Sale, net of
   income tax effects                                      2            9
-------------------------------------------------------------------------
Comprehensive Income (Loss)                            $(431)        $234
-------------------------------------------------------------------------

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In the fourth quarter of 1998, we will adopt a new accounting standard (SFAS No. 131) that will require us to report financial and descriptive information about our reportable operating segments. Generally, financial information will be required to be reported on the basis that is used internally to evaluate segment performance and allocate resources to segments. This new standard will not affect how we determine net earnings or shareholders' equity.

In June 1998, a new standard on accounting for derivative instruments and hedging activities (SFAS No. 133) was issued. This new standard will not materially affect our financial results or disclosures given our current investment portfolio and investment policies.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of June 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
August 6, 1998

                         UNITED HEALTHCARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to United HealthCare Corporation and its subsidiaries.

On January 1, 1998, we began delivering Medicare supplement insurance and other medical insurance coverage for the American Association of Retired Persons (AARP) to more than 4 million AARP members. In the second quarter of 1998, we recorded special operating charges related to our operational realignment activities ($725 million) and certain medical cost items. The significance of the AARP business and the special charges affects the year-to-year comparability of our consolidated financial position and results of operations. The Summary Operating Information below should be read together with the narrative portions of Management's Discussion and Analysis that more fully describe the specific effects of the AARP business and the special charges.

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

SUMMARY OPERATING INFORMATION

                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------------      -------------------------------
Operating Results (IN MILLIONS, EXCEPT PER                                       PERCENT                               PERCENT
SHARE DATA)                                            1998            1997       CHANGE        1998          1997     CHANGE
------------------------------------------            -------       --------     -------       ------      --------    -------
Total Revenues.....................................   $ 4,235       $  2,931         44%       $8,350      $  5,782       44%
Earnings (Loss) from Operations...................    $  (679)      $    185       (467)%      $ (470)     $    363     (229)%
Net Earnings (Loss)................................   $  (565)      $    116       (587)%      $ (433)     $    225     (292)%
Net Earnings (Loss) Per Common Share,
Assuming Dilution..................................   $ (2.96)      $   0.57       (619)%      $(2.33)     $   1.11     (310)%
Medical Costs to Premium Revenues..................      91.0% (a)      84.7%                    88.4% (a)     84.6%
SG&A Expenses to Total Revenues....................      16.7%          20.2%                    17.0%         20.2%

                                                               JUNE 30,        JUNE 30,         PERCENT
Enrollment by Product (IN THOUSANDS)                             1998            1997           CHANGE
------------------------------------                           --------        --------        -------
Health Plan Products
     Commercial.........................................         5,719 (b)      5,139 (b)        11%
     Medicare...........................................           427            286            49%
     Medicaid...........................................           511            483             6%
                                                                ------         ------           ---
        Total Health Plan Products......................         6,657          5,908            13%
Other Network-Based Products............................         4,906 (b)      4,594 (b)         7%
Indemnity Products......................................         1,639          2,492           (34)%
                                                                ------         ------           ---
        Total Enrollment................................        13,202         12,994             2%
                                                                ------         ------           ---
                                                                ------         ------           ---

                                                               JUNE 30,        JUNE 30,         PERCENT
Enrollment by Funding Arrangement (IN THOUSANDS)                 1998            1997           CHANGE
------------------------------------------------               --------        --------        -------
Fully Insured
     Health Plan Products...............................         5,693          5,042            13%
     Other Network-Based Products.......................           503            496             1%
     Indemnity Products.................................           319            492           (35)%
                                                                ------         ------           ---
        Total Fully Insured.............................         6,515          6,030             8%
                                                                ------         ------           ---
Self-Funded
     Health Plan Products...............................           964            866            11%
     Other Network-Based Products.......................         4,403          4,098             7%
     Indemnity Products.................................         1,320          2,000           (34)%
                                                                ------         ------           ---
        Total Self Funded...............................         6,687          6,964            (4)%
                                                                ------         ------           ---

          Total Enrollment..............................        13,202         12,994             2%
                                                                ------         ------           ---
                                                                ------         ------           ---

(a) Includes $120 million related to certain Medicare markets and $55 million related to reserve strengthening associated with increasing pressure on medical cost trends.

(b) In conjunction with the realignment of our operations, small group and middle market point-of-service membership, previously classified as other network based products, are now being presented with our commercial health plan products (867,000 members at June 30, 1998 and 756,000 members at June 30,
1997).

RESULTS OF OPERATIONS

SPECIAL OPERATING CHARGES

OPERATIONAL REALIGNMENT CHARGES

  In November 1997, we embarked on a course to realign our business operationally. Many factors, both strategic and operational, drove this decision. Among them was a recognition that we have grown significantly over the last several years and, as a result, have redundant systems, offices and enterprises that are no longer core to our future strategy. We concluded that an operational realignment would be required to improve our customer support and reduce our cost structure.

  In January 1998, we introduced a significant realignment of our operations into six independent but strategically linked business segments, each focused on performance, growth and shareholder value. In the months that followed, we began to realign our resources and activities; introduce new management processes and policies; evaluate our business units and operations, market positions and customer segments; and assess their strategic fit, operational performance and contribution. We have moved forward in establishing more independent identities, brands and market positions for each of these segments. We also have realigned significant personnel and activities from corporate functions to more directly support the operations of our business segments, and have defined intersegment service arrangements and system platform and process requirements to support each segment's markets and products.

  In conjunction with these efforts, we developed and introduced a comprehensive plan (the Plan) to implement our operational realignment in the second quarter of 1998, and we recognized corresponding charges to operations of $725 million. The charges reflect the estimated costs we will incur principally over the next twelve months under the Plan, including charges associated with disposing or discontinuing business units, product lines, and contracts; transitioning from and eliminating non-core system platforms; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities are anticipated to result in a reduction of more than 4,000 positions potentially affecting approximately 7,000 people in various locations. We believe the aggregate reduction in our overall cost structure from our realignment will reach an annual run rate of approximately $300 million. We expect to realize $125 to $150 million of these reductions by the end of 1999 and $225 million to $250 million by the end of year 2000. The charges do not cover certain aspects of the Plan, including new information systems and employee relocation and training.
These costs will be recognized in future periods as incurred.

MEDICAL COSTS

  During the second quarter, we considered many factors influencing medical cost trends. On balance, we believe that we can respond to factors that increase medical cost trends and price our products and services sufficient to realize satisfactory margins. While half of our Medicare business remains solidly profitable, certain of our markets are not profitable. This unprofitable Medicare business generally resides in newer markets where we have been unable to achieve the scale necessary to achieve profitability. As a result of these factors, medical costs reported in the second quarter of 1998 included $120 million relating to losses in certain underperforming Medicare markets and $55 million related to strengthening our reserves across certain health plan markets, including those where the company may reposition and withdraw its presence, in light of increasing pressure on medical cost trends at the end of the second quarter. We incurred $38 million of these Medicare losses in the second quarter, and accrued $82 million for the losses we expect to incur over the remainder of 1998.

PREMIUM REVENUES

  Premium revenues in the second quarter of 1998 totaled $3.8 billion, an increase of $1.3 billion, or 51%, over the second quarter of 1997. For the six months ended June 30, 1998, premium revenues of $7.5 billion increased $2.5 billion, or 51% over the same period in 1997. On January 1, 1998, we began delivering Medicare supplement insurance and other medical insurance coverage for the American Association of Retired Persons (AARP) to more than 4 million AARP members. Premium revenues from our portion of the AARP insurance offerings during the first six months of 1998 were $1.8 billion.

  Excluding the AARP business, second quarter 1998 premium revenues totaled $2.9 billion, an increase of 16% over second quarter 1997. For the six months ended June 30, 1998, premium revenues excluding the AARP business were $5.7 billion, an increase of 15% over the same period in 1997. This increase is primarily the result of growth in year-over-year same-store health plan premium revenues of $898 million, or 22%, through the second quarter of 1998.
Increases in the health plan premium revenue reflect same-store enrollment growth of 13% and an average year-over-year premium rate increase on renewing commercial groups exceeding 6%. Growth in our Medicare programs also contributed to the increase in premium revenues. The total health plan same-store enrollment growth of 13% includes a year-over-year same-store increase of 49% in Medicare enrollment. Significant growth in Medicare enrollment affects year-over-year comparability of premium revenues. The Medicare product generally has per member premium rates three to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services.

  The six-month year-over-year increase in premium revenues from health plan operations was partially offset by an expected decrease in premium revenues from fully insured non-network-based indemnity products of $82 million. Nearly $60 million of this decrease is because we discontinued our relationship with a broker who sold and administered small group indemnity business on our behalf, which led to the loss of 30,000 indemnity members effective July 1, 1997. The remaining decrease is from declining enrollment in these products, due to rate increases averaging 10% to 20% in 1997 and into 1998, as well as other business factors. We expect enrollment in the non-network-based indemnity products will continue to decline through 1998. To the extent possible, we will try to convert these members to our network-based managed care products.

MEDICAL COSTS

Medical costs reported in the second quarter of 1998 include $175 million of charges. Of this amount $120 million relates to losses we expect to incur related to 13 of our 22 Medicare health plans which contribute half of our annualized Medicare premiums of $2.3 billion. We incurred $38 million of these losses in the second quarter, and accrued $82 million for the losses we expect to incur over the remainder of 1998. These plans are generally located in newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. An additional $55 million related to strengthening our reserves across certain health plan markets, including those where the company may reposition or withdraw its presence, in light of increasing pressure on medical cost trends at the end of the second quarter.

Our medical care ratio (the percent of premiums expensed as medical costs) increased from 84.7% in the second quarter of 1997, and 85.6% in the first quarter of 1998, to 91.0% in the second quarter of 1998. The year-over-year increase includes the effects of the AARP business on our medical care ratio. We report a medical care ratio of nearly 92% related to our portion of the AARP insurance offerings, which we began delivering on January 1, 1998. The increase in the medical care ratio over the first quarter reflects the medical cost adjustments discussed above. Lower margins in our nine other Medicare health plans also adversely affected the medical core ratio. While these plans are profitable, average Medicare premium rate increases of 2.5% in these plans were more than offset by increased medical utilization, reflected mostly in inpatient hospital costs. Performance in a few of our commercial health plans lagged behind the performance of our remaining commercial health plans and modestly contributed to the increased medical care ratio.

We are addressing the medical cost trend by altering benefit designs, recontracting with providers and further enhancing disease specific and local medical management programs. We are also accelerating and intensifying the contemporaneous and retrospective claim management activities that we have in place. We are continuing to evaluate the markets we serve and products we offer and will curtail activities or exit markets where we believe near term prospects are unacceptable. We believe these efforts will help us to maintain an aggregate medical cost trend in the 3.5% to 4.5% range in the face of a rising national cost trend that could exceed 5.0% in 1999. We have considered known and anticipated medical inflation in our product pricing for 1998 and 1999.

MANAGEMENT SERVICES AND FEE REVENUES

  Management services and fee revenues during the three months and six months ended June 30, 1998, totaled $402 million and $773 million, which represented increases of $36 million and $51 million, respectively, over management services and fee revenues for the same periods in 1997. These revenues are primarily generated from self-funded products where we receive a fee for administrative services and generally assume no financial responsibility for health care costs. In addition, we generate fee revenues from administrative services we perform on behalf of managed health plans and for services provided by our specialty businesses.

  The overall increase in management services and fee revenues is due to enrollment growth within our managed health plans and an increase in individuals served by our specialty services operations, most notably in United Behavioral Health and Optum-Registered Trademark-, our telephone- and Internet-based health information and personal care management business. These increases are partially offset by the effects of our June 30, 1997 sale of our subsidiary, United HealthCare Administrators, Inc., which resulted in a $24 million decrease in these revenues for the first six months of 1998, compared to 1997.

OPERATING EXPENSES

  Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 20.2 % during the second quarter of 1997 to 17.3% during the first quarter of 1998, and decreased again to 16.7% during the second quarter of 1998. The improvement in the SG&A ratio reflects the operating leverage we gained with the addition of the AARP business, as well as our diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs through the first half of 1998 increased $251 million, or 22%, over the comparable period in 1997. This increase reflects the additional costs to support the corresponding $2.6 billion increase in revenues, as well as our additional investment in future growth platforms.

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

  Certain proposed changes in Medicare and Medicaid programs may improve opportunities to enroll people under products developed for these populations. Other proposed changes could limit available reimbursement and increase competition in those programs, with adverse affects on our financial results. Also, it could be more difficult for us to control medical costs if federal and state bodies continue to consider and enact significant and onerous managed care laws and regulations.

  The Health Insurance Portability and Accountability Act of 1996 (HIPAA) may represent the most significant federal reform of employee benefit law since the enactment of the Employee Retirement Income Security Act (ERISA) in 1974. Some of HIPAA's significant provisions include guaranteeing the availability of health insurance for certain employees and individuals, limits on the use of preexisting condition exclusions, prohibitions against discriminating on a basis of health status, and requirements that make it easier to continue coverage in cases where a person is terminated or changes employers. Under HIPAA and other similar state laws, medical cost control through amended provider contracts and improved preventive and chronic care management may become more important. We believe our experience in these areas will allow us to compete effectively.

  Health care fraud and abuse has become a top priority for the nation's law enforcement entities, which have focused on participants in federal government health care programs such as Medicare, Medicaid and the Federal Employees Health Benefits Program (FEHBP). We participate extensively in these programs.

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

FINANCIAL CONDITION AND LIQUIDITY

  Cash and investments at June 30, 1998, were $4.1 billion, a $28 million increase from December 31, 1997 and a $71 million increase from March 31, 1998. Through the second quarter of 1998, we generated cash from operations of $217 million and realized proceeds from stock option exercises and the sale of property and equipment of $103 million. In the same period, we used nearly $300 million in cash for capital expenditures, acquisitions, common stock repurchases, and dividends.

  Under applicable government regulations, several subsidiaries are required to maintain specific capital levels to support their operations. After taking these regulations and certain business considerations into account, we had $856 million in cash and investments available for general corporate use at June 30, 1998.

  The National Association of Insurance Commissioners is expected to adopt rules which, if implemented by the states, would require new minimum capitalization limits for health care coverage provided by insurance companies, HMOs and other risk-bearing health care entities. The requirements would take the form of risk-based capital rules. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted, there could be an increase in the capital required for certain of our subsidiaries. We do not expect a significant increase in the overall capital required by our regulated entities. Any increase would be funded from our corporate usable cash reserves. The new requirements are expected to be effective December 31, 1998.

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

  Under our stock repurchase program, we may purchase up to 10% of our outstanding common stock. Purchases may be made from time to time at prevailing market prices, subject to certain restrictions relating to volume, pricing and timing. The repurchased shares will be available for reissuance through employee stock option and purchase plans and for other corporate purposes. During the first six months of 1998, we repurchased 1.2 million shares at an average price of $59 per share. Shares issued under our stock plans over the same period have exceeded the number of shares repurchased.

  In January 1998, we filed a shelf registration statement with the Securities and Exchange Commission to sell as much as $200 million of debt securities, and preferred shares or common shares. The shelf filing registers the securities and allows us to sell them from time to time in the event we need financing. Proceeds from sales of these securities may be used for a variety of general corporate purposes, including working capital, securities repurchases and acquisitions.

  Effective October 1, 1998, we have the right to redeem in whole or in part the 500,000 outstanding shares of our 5.75% Series A Convertible Preferred Stock (the Preferred Stock) at certain defined redemption rates. The initial aggregate redemption price of the Preferred Stock would be $520 million, or $1,040 per share.

  In June 1998, we agreed to acquire HealthPartners of Arizona, Inc. for $235 million in cash, subject to regulatory approvals. We expect the transaction will close in the third quarter of 1998.

  In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment and certain medical cost adjustments of $175 million. We believe our after tax cash outlay associated with these charges will be in the range of $225 million to $275 million over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Since the date of the Company's Quarterly Report filed on Form 10-Q for the quarter ended March 31, 1998, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments. The Company does not believe that its risk of a loss in future earnings, fair values or cash flow attributable to such investments is material.

                         UNITED HEALTHCARE CORPORATION

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company exchanged 210,675 shares of its common stock for all of the outstanding capital stock of Insite Clinical Trials, LLC in a transaction that closed on May 1, 1998. The Company issued these shares in reliance on Section 4(2) of the Securities Act of 1933. The Company made inquiries of the recipients of securities in this transaction and obtained representations from such persons to establish that such issuance qualified for an exemption from the registration requirements.

ITEM 5.   OTHER INFORMATION

The Company and Humana Inc. ("Humana") announced on August 10, 1998 the mutual agreement to terminate the previously announced merger of the two companies. The termination of the merger was approved by the boards of directors of the Company and Humana. The Termination Agreement, dated August 9, 1998, by and among the Company, UH-1 Inc., a wholly owned subsidiary of the Company, and Humana, is included as Exhibit 10e to this Form 10-Q.

ITEM 6.   EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                                 DESCRIPTION
-------------    -------------------------------------------------------------
Exhibit 10(a)  -  First Amendment to the AARP Health Insurance Agreement by and
                 among American Association of Retired Persons, Trustees of the
                 AARP Insurance Plan and United HealthCare Insurance Company
                 effective January 1, 1998.*

Exhibit 10(b) -  Second Amendment to the AARP Health Insurance Agreement by and
                 among American Association of Retired Persons, Trustees of the
                 AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998.*

Exhibit 10(c) -  Employment Agreement, dated as of May 20, 1998, between United
                 HealthCare Services, Inc. and R. Channing Wheeler.

Exhibit 10(d) -  Employment Agreement, dated as of May 19, 1998, between United
                 HealthCare Services, Inc. and Arnold H. Kaplan.

Exhibit 10(e) -  Termination Agreement, dated August 9, 1998, by and among the Company, UH-1 Inc., a wholly owned subsidiary of the Company, and Humana.

Exhibit 15    -  Letter Re Unaudited Interim Financial Information

Exhibit 99    -  Cautionary Statements.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of these amendments have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.

(b) The Company filed the following reports on Form 8-K during the three month period ended June 30, 1998.

    1. Form 8-K Dated May 29, 1998. The items reported were items 5 and 7 concerning the announcement of the Agreement and Plan of Merger entered into by and among the Company, Humana Inc. and UH-1 Inc., a wholly owned subsidiary of the Company.

    2. Form 8-K Dated June 11, 1998. The items reported were items 5 and 7 concerning the announcement of the agreement entered into between the Company and HealthPartners of Arizona, Inc., pursuant to which the Company will acquire HealthPartners.

                         UNITED HEALTHCARE CORPORATION
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED HEALTHCARE CORPORATION

/s/ STEPHEN J. HEMSLEY           Chief Operating          Dated: August 14, 1998
-------------------------------  Officer
    Stephen J. Hemsley


/s/ GREGORY J. SPRINGER          Chief Accounting         Dated: August 14, 1998
-------------------------------  Officer
    Gregory J. Springer

                         UNITED HEALTHCARE CORPORATION
                                   EXHIBITS

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------    -------------------------------------------------------------
Exhibit 10(a) -  First Amendment to the AARP Health Insurance Agreement by and
                 among American Association of Retired Persons, Trustees of the
                 AARP Insurance Plan and United HealthCare Insurance Company
                 effective January 1, 1998.*

Exhibit 10(b) -  Second Amendment to the AARP Health Insurance Agreement by and
                 among American Association of Retired Persons, Trustees of the
                 AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998.*

Exhibit 10(c) -  Employment Agreement, dated as of May 20, 1998, between United
                 HealthCare Services, Inc. and R. Channing Wheeler.

Exhibit 10(d) -  Employment Agreement, dated as of May 19, 1998, between United
                 HealthCare Services, Inc. and Arnold H. Kaplan.

Exhibit 10(e) -  Termination Agreement, dated August 9, 1998, by and among the Company, UH-1 Inc., a wholly owned subsidiary of the Company, and Humana.

Exhibit 15    -  Letter Re Unaudited Interim Financial Information

Exhibit 99    -  Cautionary Statements.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of these amendments have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.