Form 10-Q
period 1998-09-30
UNITED HEALTHCARE CORP
filed 1998-11-12
CIK 731766

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                          Principal Executive Offices:

                                300 OPUS CENTER

                              9900 BREN ROAD EAST

                              MINNETONKA MN, 55343

                        Telephone Number: (612) 936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 1998, was 186,232,870

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED HEALTHCARE CORPORATION
                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.

  ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

    Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997...................            3

    Condensed Consolidated Statements of Operations for the three and nine month periods ended September
     30, 1998 and 1997..................................................................................            4

    Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998
     and 1997...........................................................................................            5

    Notes to Condensed Consolidated Financial Statements................................................            6

    Report of Independent Public Accountants............................................................           10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........           11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................           19

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.............................................................................           20

  ITEM 5. OTHER INFORMATION.............................................................................           20

  ITEM 6. EXHIBITS......................................................................................           21

Signatures..............................................................................................           22

                         UNITED HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    -------------  -------------
                                     ASSETS
Current Assets
  Cash and Cash Equivalents.......................  $     1,025    $        750
  Short-Term Investments..........................          164             506
  Accounts Receivable, net (Note 6)...............        1,104             768
  Assets Under Management (Note 6)................        1,103              28
  Other Current Assets............................          127             141
                                                         ------          ------
    Total Current Assets..........................        3,523           2,193
Long-Term Investments.............................        2,859           2,785
Property and Equipment, net (Note 2)..............          332             364
Goodwill and Other Intangible Assets, net (Note
  2)..............................................        2,200           2,281
                                                         ------          ------
TOTAL ASSETS......................................  $     8,914    $      7,623
                                                         ------          ------
                                                         ------          ------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical Costs Payable (Note 6)..................  $     2,646    $      1,565
  Other Policy Liabilities (Note 6)...............          598             235
  Accounts Payable and Accrued Liabilities (Note
    6)............................................          614             495
  Accrued Operational Realignment Charges (Note
    2)............................................          266         --
  Unearned Premiums...............................          168             275
                                                         ------          ------
    Total Current Liabilities.....................        4,292           2,570
Long-Term Obligations.............................           22              19
Convertible Preferred Stock.......................          500             500
                                                         ------          ------
Shareholders' Equity
  Common Stock, $.01 par value--500,000,000 shares
    authorized; 187,454,000 and 191,111,000 issued
    and outstanding...............................            2               2
  Additional Paid-in Capital......................        1,263           1,398
  Retained Earnings...............................        2,779           3,105
  Net Unrealized Holding Gains on Investments
    Available for Sale, net of income tax
    effects.......................................           56              29
                                                         ------          ------
    Total Shareholders' Equity....................        4,100           4,534
                                                         ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $     8,914    $      7,623
                                                         ------          ------
                                                         ------          ------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                                   NINE MONTHS ENDED
                                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                            --------------------  --------------------
                                                                              1998       1997       1998       1997
                                                                            ---------  ---------  ---------  ---------
REVENUES
  Premiums................................................................  $   3,898  $   2,551  $  11,353  $   7,496
  Management Services and Fees............................................        399        351      1,172      1,073
  Investment and Other Income.............................................         63         57        185        172
                                                                            ---------  ---------  ---------  ---------
    Total Revenues........................................................      4,360      2,959     12,710      8,741
                                                                            ---------  ---------  ---------  ---------
OPERATING EXPENSES........................................................
  Medical Costs (Note 2)..................................................      3,354      2,144      9,941      6,327
  Selling, General and Administrative Expenses............................        749        591      2,167      1,758
  Depreciation and Amortization...........................................         43         37        133        106
  Operational Realignment Charges (Note 2)................................     --         --            725     --
                                                                            ---------  ---------  ---------  ---------
    Total Operating Expenses..............................................      4,146      2,772     12,966      8,191
                                                                            ---------  ---------  ---------  ---------
EARNINGS (LOSS) BEFORE INCOME TAXES.......................................        214        187       (256)       550
  Provision for Income Taxes (Note 3).....................................        (79)       (71)       (42)      (209)
                                                                            ---------  ---------  ---------  ---------
NET EARNINGS (LOSS).......................................................        135        116       (298)       341
CONVERTIBLE PREFERRED STOCK DIVIDENDS.....................................         (7)        (7)       (22)       (22)
                                                                            ---------  ---------  ---------  ---------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS.....................  $     128  $     109  $    (320) $     319
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE................................  $    0.67  $    0.58  $   (1.67) $    1.71
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
NET EARNINGS (LOSS) PER COMMON SHARE, ASSUMING DILUTION...................  $    0.66  $    0.57  $   (1.67) $    1.68
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......................        192        188        192        186
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS..............................          2          4     --              5
                                                                            ---------  ---------  ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION...        194        192        192        191
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

            See notes to condensed consolidated financial statements

                         UNITED HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
OPERATING ACTIVITIES
  Net Earnings (Loss)........................................................................  $    (298) $     341
  Noncash Items:
    Depreciation and Amortization............................................................        133        106
    Deferred Income Taxes....................................................................       (210)        68
    Asset Impairments........................................................................        450     --
  Net Change in Other Operating Items:
    Accounts Receivable and Other Current Assets.............................................        (94)      (159)
    Medical Costs Payable....................................................................        181         38
    Accounts Payable and Other Current Liabilities...........................................        148       (117)
    Accrued Operational Realignment Charges..................................................        266     --
    Unearned Premiums........................................................................       (143)      (112)
                                                                                               ---------  ---------
      Cash Flows From Operating Activities...................................................        433        165
                                                                                               ---------  ---------
INVESTING ACTIVITIES
  Cash Paid for Acquisitions, net of cash assumed and other effects..........................       (125)    --
  Purchases of Property and Equipment and Capitalized Software, net..........................       (112)      (132)
  Purchases of Investments...................................................................     (2,353)    (5,084)
  Maturities/Sales of Investments............................................................      2,660      4,421
                                                                                               ---------  ---------
      Cash Flows From (Used for) Investing Activities........................................         70       (795)
                                                                                               ---------  ---------
FINANCING ACTIVITIES
  Proceeds from Stock Option Exercises.......................................................         83         65
  Common Stock Repurchases...................................................................       (284)    --
  Dividends Paid.............................................................................        (27)       (27)
                                                                                               ---------  ---------
      Cash Flows (Used for) From Financing Activities........................................       (228)        38
                                                                                               ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................        275       (592)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD....................................................        750      1,036
                                                                                               ---------  ---------
CASH AND EQUIVALENTS, END OF PERIOD..........................................................  $   1,025  $     444
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include some amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations, integration reserves relating to acquisitions, and liabilities and asset impairments relating to our operational realignment activities. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 1997.

2. SPECIAL OPERATING CHARGES

OPERATIONAL REALIGNMENT CHARGES

    In January 1998, we introduced a significant realignment of our operations into six independent but strategically linked businesses, each focused on performance, growth and shareholder value. In the months that followed, we began to realign our resources and activities; introduce new management processes and policies; evaluate our market positions and customer segments; and assess the strategic fit, operational performance and contribution of our business units. We have moved forward to establish more independent identities, brands and market positions for each of our businesses. We have realigned significant personnel and activities from corporate functions to more directly support the operations of our businesses. We also have defined internal service arrangements, systems platforms, and process requirements to support each business's markets and products.

In conjunction with these efforts, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the quarter which reflect the estimated costs we will incur under the Plan. The charges included costs associated with employee terminations, disposing or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a net reduction of more than 4,000 positions impacting 7,000 people in various locations. Through September 30, 1998, we have eliminated approximately 1,700 positions pursuant to the Plan.

Our original provision for operational realignment activities was developed based on management's best judgment and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on current information and reclassified certain activities and costs to more appropriate categories. In total,

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

2. SPECIAL OPERATING CHARGES (CONTINUED) our original estimate of the operational realignment charges did not change. The following table summarizes realignment activities for the nine month period ended September 30, 1998 (in millions):

                                                                                    CHARGES INCURRED
                                                  ORIGINAL                       ----------------------  ACCRUAL AT SEPTEMBER
                                                  PROVISION   RECLASSIFICATIONS    CASH      NON-CASH          30, 1998
                                                 -----------  -----------------  ---------  -----------  ---------------------
Provision for operational realignment:
  Asset impairments............................   $     399       $      51      $  --       $    (450)        $  --
  Severance and outplacement costs.............         142             (23)            (7)     --                   112
  Noncancellable lease obligations.............          82              (5)        --          --                    77
  Disposition of businesses and other costs....         102             (23)            (2)     --                    77
                                                      -----             ---            ---       -----             -----
    Total provision............................   $     725       $  --          $      (9)  $    (450)        $     266
                                                      -----             ---            ---       -----             -----
                                                      -----             ---            ---       -----             -----

The asset impairments principally relate to the write-down of intangibles and other long-lived assets from businesses we intend to dispose of or discontinue; or markets where we plan to curtail operations or change the nature of our operating presence. The majority of these write-downs relate to businesses acquired in our 1995 acquisition of The MetraHealth Companies, Inc. and certain other under-performing health plan markets. The amount of write-downs were primarily determined based on a forecast of expected discounted future cash flows. In other instances, we determined the extent of the write-downs based on a determination of the business unit's fair value.

Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. We anticipate these actions will be completed by June 30, 1999. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities, and additional exit costs, represent approximately $220 million and are included in the $725 million of operational realignment charges. Our accompanying consolidated statements of operations include revenues and operating losses from these businesses as follows (in millions):

                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                --------------------  --------------------
                                                                  1998       1997       1998       1997
                                                                ---------  ---------  ---------  ---------
Revenues......................................................  $     246  $     212  $     722  $     613
Operating losses before income taxes..........................  $      (1) $      (3) $     (25) $     (26)

The table above does not include operating results from the counties where we will be withdrawing our health plan Medicare product offerings, effective January 1, 1999. Annual revenues for 1998 from the Medicare markets we are exiting are expected to be approximately $225 million.

The operational realignment charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. We expect our operational realignment initiatives will be substantially completed by June 30, 1999.

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

2. SPECIAL OPERATING CHARGES (CONTINUED)
MEDICAL COSTS

    Medical costs reported in the second quarter of 1998 included $120 million relating to losses in certain underperforming health plan Medicare markets. We incurred $89 million of these Medicare losses during the second and third quarters, which included current operating losses and increased Medicare reserve estimates. We have reserves of $31 million as of September 30, 1998 and management believes that these reserves are adequate to cover Medicare losses we expect to incur in the fourth quarter of 1998. Second quarter medical costs also included $55 million related to increasing our reserves in light of increasing pressure on medical cost trends in certain health plan markets, including those where we may reposition or withdraw our operating presence.

3. INCOME TAXES

The income tax provision of $42 million for the nine month period ended September 30, 1998, included an income tax benefit of $196 million related to our second quarter operating charges.

4. STOCK REPURCHASE PROGRAM

Under our stock repurchase program, we may purchase up to 18.7 million shares of our outstanding common stock. Purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing, and timing. During the nine month period ended September 30, 1998, we repurchased
7.6 million shares at an average price of $39 per share. Since inception of the program in November 1997, we have repurchased 7.8 million shares.

5. CASH AND INVESTMENTS

As of September 30, 1998, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                     GROSS UNREALIZED  GROSS UNREALIZED
                                                    AMORTIZED COST    HOLDING GAINS     HOLDING LOSSES   FAIR VALUE
                                                    ---------------  ----------------  ----------------  ----------
Cash and Cash Equivalents.........................  $       1,025    $    --           $    --           $   1,025
Investments Available for Sale....................          2,852              97                (9    )     2,940
Investments Held to Maturity......................             83         --                --                  83
                                                           ------             ---               ---      ----------
  Total Cash and Investments......................  $       3,960    $         97      $         (9    ) $   4,048
                                                           ------             ---               ---      ----------
                                                           ------             ---               ---      ----------

6. AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT

We began providing insurance products and services to the American Association of Retired Persons (AARP) on January 1, 1998. Our portion of the AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from approximately 4 million AARP members. We also are developing an array of new products and services designed to complement the insurance offerings under the AARP program.

Under the terms of our 10-year agreement with the AARP, we receive monthly fees for claim administrative services and as compensation for assuming a share of the underwriting risk associated with the program. In addition, the AARP has separately contracted with certain vendors to provide marketing and

                         UNITED HEALTHCARE CORPORATION

                                  (UNAUDITED)

6. AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT (CONTINUED) member services. We recognize premium revenues associated with the AARP program net of the administrative fees paid to these vendors.

The following assets and liabilities were transferred from the program's previous carrier and are included in our consolidated balance sheet (in millions):

                                                       AMOUNTS TRANSFERRED
                                                              AS OF            BALANCE AS OF
DESCRIPTION                                              JANUARY 1, 1998    SEPTEMBER 30, 1998
-----------------------------------------------------  -------------------  -------------------
Assets Under Management..............................       $     959            $   1,075
Premiums Receivable..................................       $     300            $     298
Medical Costs Payable................................       $   1,024            $     893
Other Policy Liaibilities............................       $     192            $     370
Other Liabilities....................................       $      43            $      55

7. COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the nine-month periods ended September 30, 1998 and 1997 (in millions):

                                                                                  1998       1997
                                                                                ---------  ---------
Net Earnings (Loss)...........................................................  $    (298) $     341
Change in Net Unrealized Holding Gains on Investments Available for Sale, net
  of income tax effects.......................................................         27         26
                                                                                ---------  ---------
Comprehensive Income (Loss)...................................................  $    (271) $     367
                                                                                ---------  ---------
                                                                                ---------  ---------

8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Effective January 1, 1998, we adopted a new accounting pronouncement on accounting for costs of computer software developed or obtained for internal use (SOP 98-1). This new pronouncement did not have a material impact on the our financial position or results of operations.

In April 1998, a new pronouncement for reporting on the costs of start-up activities (SOP 98-5) was issued. Our current accounting practices are consistent with this new pronouncement and, accordingly, SOP 98-5 will not change our financial position or results of operations.

In June 1998, a new standard on accounting for derivative instruments and hedging activities (SFAS No. 133) was issued. This new standard will not materially affect our financial results or disclosures based upon our current investment portfolio.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United HealthCare Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of United HealthCare Corporation (a Minnesota corporation) and Subsidiaries as of September 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
November 5, 1998

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to United HealthCare Corporation and its subsidiaries.

On January 1, 1998, we began delivering Medicare supplement insurance and other medical insurance coverage for the American Association of Retired Persons
(AARP) to approximately 4 million AARP members. In the second quarter of 1998, we recorded special operating charges related to our operational realignment activities ($725 million), Medicare loss contracts ($120 million) and certain medical cost adjustments ($55 million). The significance of the AARP business and the special charges affects the year-to-year comparability of our consolidated financial position and results of operations. The Summary Operating Information below should be read together with the narrative portions of Management's Discussion and Analysis that more fully describe the specific effects of the AARP business and the special charges.

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

SUMMARY OPERATING INFORMATION

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ------------------------    --------------------------------
                                                                     PERCENT                              PERCENT
OPERATING RESULTS                                    1998    1997    CHANGE        1998         1997      CHANGE
--------------------------------------------------  ------  ------   -------    -----------    -------    ------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Total Revenues....................................  $4,360  $2,959       47%    $    12,710    $ 8,741      45%
Earnings (Loss) from Operations...................  $  214  $  187       14%    $      (256)   $   550    (147)%
Net Earnings (Loss)...............................  $  135  $  116       16%    $      (298)   $   341    (187)%
Net Earnings (Loss) Per Common Share, Assuming
  Dilution........................................  $ 0.66  $ 0.57       16%    $     (1.67)   $  1.68    (199)%
Medical Costs to Premium Revenues.................    86.0%   84.1%                    87.6%(a)    84.4%
SG&A Expenses to Total Revenues...................    17.2%   20.0%                    17.0%      20.1%

                                                                                  SEPTEMBER   SEPTEMBER   PERCENT
ENROLLMENT BY PRODUCT                                                             30, 1998    30, 1997    CHANGE
--------------------------------------------------------------------------------  ---------   ---------   ------
                                                                                     (IN THOUSANDS)

Health Plan Products
  Commercial....................................................................     5,837(b)    5,237(b)  11%
  Medicare......................................................................       450         318     42%
  Medicaid......................................................................       509         526     (3)%
                                                                                  ---------   ---------   ------
    Total Health Plan Products..................................................     6,796       6,081     12%
Other Network-Based Products....................................................     4,940(b)    4,619(b)   7%
Indemnity Products..............................................................     1,631       2,321    (30)%
                                                                                  ---------   ---------   ------
    Total Enrollment............................................................    13,367      13,021      3%
                                                                                  ---------   ---------   ------
                                                                                  ---------   ---------   ------

                         UNITED HEALTHCARE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                  SEPTEMBER   SEPTEMBER
                                                                                     30,         30,      PERCENT
ENROLLMENT BY FUNDING ARRANGEMENT                                                   1998        1997      CHANGE
--------------------------------------------------------------------------------  ---------   ---------   ------
                                                                                     (IN THOUSANDS)
  Fully Insured
    Health Plan Products........................................................     5,831       5,218     12%
    Other Network-Based Products................................................       495         489      1%
    Indemnity Products..........................................................       274         391    (30)%
                                                                                  ---------   ---------   ------
      Total Fully Insured.......................................................     6,600       6,098      8%
                                                                                  ---------   ---------   ------
  Self-Funded
    Health Plan Products........................................................       965         863     12%
    Other Network-Based Products................................................     4,445       4,130      8%
    Indemnity Products..........................................................     1,357       1,930    (30)%
                                                                                  ---------   ---------   ------
      Total Self Funded.........................................................     6,767       6,923     (2)%
                                                                                  ---------   ---------   ------
        Total Enrollment........................................................    13,367      13,021      3%
                                                                                  ---------   ---------   ------
                                                                                  ---------   ---------   ------

------------------------------
(a) Includes $120 million of losses related to certain Medicare markets and $55 million related to reserve strengthening associated with increasing pressure on medical costs trends.

(b) In conjunction with the realignment of our operations, small group and middle market point-of-service membership, previously classified as other network based products, are now being presented with our commercial health plan products (907,000 members at September 30, 1998 and 766,000 members at September 30, 1997).

RESULTS OF OPERATIONS

    SPECIAL OPERATING CHARGES

    OPERATIONAL REALIGNMENT In January 1998, we introduced a significant realignment of our operations into six independent but strategically linked businesses, each focused on performance, growth and shareholder value. In the months that followed, we began to realign our resources and activities; introduce new management processes and policies; evaluate our market positions and customer segments; and assess the strategic fit, operational performance and contribution of our business units. We have moved forward to establish more independent identities, brands and market positions for each of our businesses. We have realigned significant personnel and activities from corporate functions to more directly support the operations of our businesses. We also have defined internal service arrangements, systems platforms, and process requirements to support each business's markets and products.

In conjunction with these efforts, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the quarter which reflect the estimated costs we will incur under the Plan. The charges included costs associated with employee terminations, disposing or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a net reduction of more than 4,000 positions impacting 7,000 people in various locations. Through September 30, 1998, we have eliminated approximately 1,700 positions pursuant to the Plan. We believe the aggregate reduction in our overall cost structure from our realignment will approximate $300 million annually. We expect to realize $75 million of these reductions in 1999.

The operational realignment charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. We expect our operational realignment initiatives will be substantially completed by June 30, 1999.

    MEDICAL COSTS

Medical costs reported in the second quarter of 1998 included $120 million relating to losses in certain underperforming health plan Medicare markets. We incurred $89 million of these Medicare losses during the second and third quarters, which included current operating losses and increased Medicare reserve estimates. We have reserves of $31 million as of September 30, 1998 and management believes that these revenues are adequate to cover Medicare losses we expect to incur in the fourth quarter of 1998. Second quarter medical costs also included $55 million related to increasing our reserves in light of increasing pressure on medical cost trends in certain health plan markets, including those where we may reposition or withdraw our operating presence.

    PREMIUM REVENUES

Premium revenues in the third quarter of 1998 totaled $3.9 billion, an increase of $1.3 billion, or 53%, over the third quarter of 1997. For the nine months ended September 30, 1998, premium revenues of $11.4 billion increased $3.9 billion, or 51%, over the same period in 1997. On January 1, 1998, we began delivering Medicare supplement insurance and other medical insurance coverage for the American Association of Retired Persons (AARP) to approximately 4 million AARP members. Premium revenues from our portion of the AARP insurance offerings during the first nine months of 1998 were $2.6 billion.

Excluding the AARP business, third quarter 1998 premium revenues totaled $3.0 billion, an increase of 19% over third quarter 1997. For the nine months ended September 30, 1998, premium revenues excluding the AARP business were $8.7 billion, a 16% increase over the same period in 1997. This increase is primarily the result of growth in year-over-year same-store health plan premium revenues of $1.3 billion, or 22%, through the third quarter of 1998. Increases in the health plan premium revenue reflect same-store enrollment growth of 12% and an average year-over-year premium rate increase on renewing commercial groups exceeding 6%. Growth in our health plan Medicare programs also contributed to the increase in premium revenues. The total health plan same-store enrollment growth of 12% includes a year-over-year same-store increase of 42% in Medicare enrollment. Significant growth in Medicare enrollment affects year-over-year comparability of premium revenues. The Medicare product generally has per member premium rates three to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services.

The nine-month year-over-year increase in premium revenues from health plan operations was partially offset by a decrease in premium revenues from fully insured non-network-based indemnity products of $54 million. This decrease is primarily attributable to a relationship that we discontinued with a broker who sold and administered small group indemnity business on our behalf, which led to the loss of 30,000 indemnity members effective July 1, 1997.

    MEDICAL COSTS

Our medical care ratio (the percent of premiums expensed as medical costs) increased from 84.1% in the third quarter of 1997 to 86.0% in the third quarter of 1998. The year-over-year increase includes the effects of the AARP business on our medical care ratio. We report a medical care ratio of approximately 92% related to our portion of the AARP insurance offerings, which we began delivering on January 1, 1998. Excluding the AARP business, on a year-over-year basis, the medical care ratio increased twenty basis points to 84.3%.

On a comparable basis for the nine-month periods ended September 30, the medical care ratio increased from 84.4% in 1997 to 86.3% in 1998. The most significant cause of the increase in the year-over-year medical care ratio is the $175 million of medical cost charges recorded in the second quarter of 1998. Of this amount, $120 million related to losses we expect to incur in 13 of our 22 Medicare health plans. These plans contribute half of our annualized Medicare premiums of $2.3 billion and are generally located in newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. We incurred $89 million of these Medicare losses in the second and third quarter. We have reserves of $31 million as of September 30, 1998 and mangement believes that these reserves are adequate to cover the Medicare losses we expect to incur in the fourth quarter of 1998. We recorded an additional $55 million of medical costs during the second quarter to strengthen our reserves in light of increasing pressure on medical cost trends in certain health plan markets, including those where we may reposition or withdraw our operating presence.

In addition to the second quarter charges, lower margins in our nine other Medicare health plans also adversely affected the medical care ratio. While these plans are profitable, average Medicare premium rate increases of 2.5% in these plans were more than offset by increased medical utilization, reflected mostly in inpatient hospital costs. Although we see improvement in our overall commercial medical care ratio, performance in a few of our commercial health plans lagged behind the performance of our remaining commercial health plans and modestly contributed to the increased medical care ratio. We are addressing the overall medical care ratio by altering benefit designs, recontracting with providers, and aggressively increasing both contemporaneous and retrospective claim management activities. We also are continuing to evaluate the markets we serve and products we offer and will curtail activities or exit markets where we believe near term prospects are unacceptable. In October 1998, we announced our decision to withdraw Medicare product offerings from 86 of the 206 counties we currently serve. The decision, effective January 1, 1999, will affect approximately 60,000, or 13%, of current Medicare members. We will continue to offer Medicare products in strong and economically viable markets. Annual revenues for 1998 from Medicare markets we are exiting are expected to be approximately $225 million.

    MANAGEMENT SERVICES AND FEE REVENUES

Management services and fee revenues during the three months and nine months ended September 30, 1998, totaled $399 million and $1.2 billion, representing increases of $48 million and $99 million, respectively, over the same periods in 1997. These revenues are primarily generated from self-funded products where we receive a fee for administrative services and generally assume no financial responsibility for health care costs associated with these products. In addition, we generate fee revenues from administrative services we perform on behalf of managed health plans and for services provided by our Specialized Care Services and Knowledge and Information businesses.

The overall increase in management services and fee revenues is primarily the result of acquisitions by our Knowledge and Information business during 1997 and 1998. Additionally, our Specialized Care Services business, most notably in United Behavioral Health and Optum-Registered Trademark-, our telephone- and Internet-based health information and personal care management business, continues to increase the number of individuals it serves.

    OPERATING EXPENSES

Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 20.0% during the third quarter of 1997 to 17.2% during the third quarter of 1998. The improvement in the year-over-year SG&A ratio reflects the operating leverage we gained with the addition of the AARP business. On a sequential basis, selling, general and administrative expenses increased by $43 million, or 6%, from the second quarter of 1998. This increase is primarily attributable to our efforts to convert and integrate members onto our two core operating platforms, expenses related to initiation of enrollment, set up and support costs for over 500,000 new members that we will begin servicing in January 1999, and incremental Year 2000 compliance costs. For the nine months ended September 30, 1998, selling, general and administrative expenses increased $409 million, or 23%, over the comparable period in 1997. This increase reflects the additional costs to support the corresponding $4.0 billion, or 45%, increase in revenues, as well as our additional investment in future growth platforms.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) may represent the most significant federal reform of employee benefit law since the enactment of the Employee Retirement Income Security Act (ERISA) in 1974. Significant provisions of HIPAA include guaranteeing the availability of health insurance for certain employees, limiting the use of preexisting condition exclusions, prohibiting discrimination on the basis of health status, and making it easier to continue coverage in cases where a person is terminated or changes employers. Under HIPAA and other similar state laws, medical cost control through amended provider contracts and improved preventive and chronic care management may become more important. We believe our experience in these areas will allow us to compete effectively.

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

    FINANCIAL CONDITION AND LIQUIDITY

Cash and investments at September 30, 1998, were $4.0 billion, comparable to December 31, 1997 balances. Through the third quarter of 1998, we generated cash from operations of $433 million and realized proceeds from stock option exercises and the sale of property and equipment of $115 million. In the same period, we used $580 million in cash for capital expenditures, acquisitions, common stock repurchases, and dividends.

Under applicable government regulations, several subsidiaries are required to maintain specific capital levels to support their operations. After taking these regulations and certain business considerations into account, we had $665 million in cash and investments available for general corporate use at September 30, 1998.

The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, Health Maintenance Organizations (HMO's), and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies is effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but it appears that very few states will adopt the rules by the end of 1998. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. Although some reallocation of capital among our regulated entities will be necessary, we do not anticipate a significant impact on financial resources available for general corporate purposes. We have initiated a plan to redeploy capital among our regulated entities to minimize the need for incremental capital investments of general corporate financial resources into regulated subsidiaries.

Under our stock repurchase program, we may purchase up to 18.7 million shares of our outstanding common stock. Purchases may be made from time to time at prevailing prices, subject to certain restrictions relating to volume, pricing and timing. During the first nine months of 1998, we repurchased

7.6 million shares at an average price of $39 per share. Since inception of the program in November of 1997, we have repurchased 7.8 million shares.

Effective October 1, 1998, we have the right to redeem in whole or in part the 500,000 outstanding shares of our 5.75% Series A Convertible Preferred Stock (the Preferred Stock) at certain defined redemption rates. The initial aggregate redemption price of the Preferred Stock would be $520 million, or $1,040 per share.

On October 1, 1998, we completed our acquisition of Health Partners of Arizona, a 501,000 member health plan, for $235 million in cash.

In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment and certain medical cost adjustments of $175 million. We believe our after tax cash outlay associated with these charges will be in the range of $275 million to $325 million over the next twelve months.

In January 1998, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to sell up to $200 million of debt securities and preferred or common shares. The shelf filing registered the securities and allows us to sell them from time to time in the event we need financing. Proceeds from sales of these securities may be used for a variety of general corporate purposes, including working capital, securities repurchases and acquisitions. In October 1998, we filed another shelf registration statement to sell up to $1.05 billion of debt securities, preferred stock, common stock, depository shares, warrants and trust preferred securities. This registration statement has not yet been approved by the SEC and, accordingly, these securities may not be sold until their approval is received.

We expect our available cash resources and operating cash flows will be sufficient to meet our current operating requirements and internal development and realignment initiatives. In addition, based on our current financial condition and results of operations, we should be able to finance additional cash requirements in the public or private markets, if necessary. In the fourth quarter of 1998, we expect to obtain additional financing through one or more of the following financing alternatives; a revolving credit facility; a commercial paper program; fixed and floating rate notes pursuant to a Rule 144A offering. Proceeds received from our financing activities may be used to redeem outstanding preferred stock, repurchase common stock, or for other general corporate purposes, including financing possible future acquisitions.

Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products and programs and may include acquisitions.

YEAR 2000 ACTIVITIES

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require on-going enhancements to keep pace with the continuing changes in information technology, evolving industry standards, and customer preferences. We are currently modifying our computer systems to accommodate the "Year 2000". The "Year 2000" problem exists throughout the global marketplace as many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900 as a common business practice. Starting in 1995, our formal Year 2000 Project Office began implementing a remediation plan to ensure that critical information systems applications, end-user developed application tools, and critical business interfaces remain intact, and can function properly through the century change. We are on schedule to complete, test, and certify our Year 2000 remediation efforts by September 30, 1999. A more detailed description and current status of our Year 2000 activities follows.

    TECHNICAL INFRASTRUCTURE

    MAINFRAME TECHNOLOGY In conjunction with our two vendors that provide support for our data center operations, we have completed 96% or more of our hardware, operating system, and supporting software remediation efforts on our two primary mainframe computer systems. In addition, we are in the process of reviewing some of our smaller mainframe systems and making modifications as necessary. We expect to be 100% complete with all mainframe hardware and software technology Year 2000 modifications by December 31, 1998. We have also installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

DESKTOP HARDWARE & SOFTWARE We have recently inventoried all of our desktop hardware and software-- over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified and will be modified or replaced with compliant systems by September 30, 1999. In addition, all of our UNIX client server installations are compliant at September 30, 1998.

TELECOMMUNICATIONS We have inventoried all of our telecommunication systems--over 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. As of September 30, 1998, we are approximately 50% Year 2000 compliant with our data and voice networks. We expect all our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

    BUSINESS APPLICATIONS

    SOFTWARE APPLICATIONS We use 475 different software applications that include over 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and those systems that will be modified for Year 2000 compliance. We have determined that 37% of our software applications will not be used after December 31, 1999 due to conversions, consolidations and software replacements. Of the remaining applications, over 75% have been made Year 2000 compliant, tested and certified or are scheduled to be certified for compliance, with the balance yet to be tested. We expect all Year 2000 software modifications to be completed by March 31, 1999, with further testing and certification during 1999.

END USER DEVELOPED APPLICATIONS End-user developed applications are analysis tools that have been internally developed by individual employees or operating segments primarily running on personal computers or client servers. The Year 2000 Project Office has continuously communicated with all employees explaining the risks of non-compliant applications and provided tools and techniques to make them compliant. We are currently identifying, tracking, and assessing Year 2000 compliance issues with respect to all potentially critical end-user applications.

    OTHER YEAR 2000 MATTERS

    NON-INFORMATION TECHNOLOGY SYSTEMS We have approximately 300 owned or leased facilities throughout the world. We have contacted all of our facility managers regarding Year 2000 compliance issues. In addition, we have contracted with a real estate management company to assist in our Year 2000 compliance efforts. All facilities are scheduled to be Year 2000 compliant by September 1, 1999.

DEPENDENCE ON THIRD PARTIES We use approximately 300,000 different medical providers and over 92,000 vendors. Approximately 2,000 vendors have been identified as critical business partners and suppliers. We are currently in communication with these critical business partners to analyze their Year 2000 compliance efforts. We expect to complete our analysis of critical vendor readiness and identification of alternative vendors, where necessary, by July 31, 1999. We will not be contacting all of the 300,000 medical providers we conduct business with regarding Year 2000 compliance issues. However, we will be testing and verifying the electronic collection of data with these providers through our EDI (electronic data interface) clearinghouse vendors.

COSTS OF YEAR 2000 COMPLIANCE The projected costs of our Year 2000 compliance efforts and the date on which we plan to complete the necessary Year 2000 remediation efforts are based on management's best estimates, which were derived utilizing various assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from our current plans. Specific factors that might cause significant differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct the relevant computer codes, the ability of our significant vendors, providers, customers and others with which we conduct business to identify and resolve their own Year 2000 issues.

Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of September 30, 1998, our historical and projected costs to complete our Year 2000 remediation plan is as follows (amounts in millions):

                                                     COSTS INCURRED TO DATE         PROJECTED COSTS
                                                    -------------------------  -------------------------
YEAR                                                RESOURCES   AMORTIZATION   RESOURCES   AMORTIZATION   TOTAL
--------------------------------------------------  ----------  -------------  ----------  -------------  ------
1996..............................................  $       1   $   --         $  --       $   --         $   1
1997..............................................         12       --            --           --            12
1998..............................................         12       --                 5            *1       18
1999..............................................     --           --                17            *8       25
2000..............................................     --           --                 3            *9       12
2001..............................................     --           --            --                *9        9
2002..............................................     --           --            --                *2        2
                                                          ---         -----        -----         -----    ------
                                                    $      25   $   --         $      25   $        29    $  79
                                                          ---         -----        -----         -----    ------
                                                          ---         -----        -----         -----    ------

------------------------

* Equipment expense assumes a three year useful life for $29 million in purchased hardware and software.

BUSINESS RISKS OF NON-COMPLIANT SYSTEMS Although we are committed to completing and testing our remediation plan well in advance of the Year 2000, there are risks if we do not meet our objectives by December 31, 1999. Operationally, the most severe risk is business interruption. Specific examples of situations that could cause business interruption include, but are not limited to 1) computer hardware or application software processing errors or failures, 2) facilities or infrastructure failures, or 3) outside providers, suppliers, or customers who may not be Year 2000 compliant. Depending on the extent and duration of business interruption resulting from non-compliant Year 2000 systems, such interruption may have a material adverse effect on our results of operations, liquidity, and financial condition.

CONTINGENCY PLANS Each area of our Year 2000 compliance effort is currently developing contingency plans in the event we are unable to complete remediation efforts by December 31, 1999. These contingency plans are expected to be developed by the end of the first quarter of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the date of the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 1998, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments. We do not believe that our risk of a loss in future earnings or a decline in fair values or cash flow attributable to such investments is material.

                         UNITED HEALTHCARE CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Six suits assert claims under the United States securities laws against the Company and certain of its officers and directors. The plantiffs are individual stockholders of the Company who purport to sue on behalf of a class of purchasers of common shares of the Company during the period February 12, 1998 through August 5, 1998 (the Class Period). In substance, the complaints allege that the Company made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of United HealthCare Corporation's shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints seek compensatory damages in unspecified amounts. We do not expect that the ultimate resolution of these matters will have a material adverse effect on the results of operations and financial position of the Company.

ITEM 5.  OTHER INFORMATION

The Company on November 4, 1998 amended its Amended and Restated Bylaws (the Bylaws) to extend the advance notice provisions for business to be brought by a shareholder at an annual meeting and for director(s) to be nominated by a shareholder at an annual meeting. The Company must now receive notice of such shareholder proposals within 120 days before the date of the prior year's proxy materials. For the 1999 Annual Meeting, to be held on May 12, 1999, the Company must receive advance notice of business to be brought by a shareholder and for director(s) to be nominated by a shareholder no later than December 1, 1998. The foregoing is qualified in its entirety by reference to the full text of the Bylaws, as amended, filed as Exhibit 3.1 hereto and incorporated herein by reference.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

           EXHIBIT
            NUMBER                                          DESCRIPTION
        -------------               ------------------------------------------------------------
Exhibit 3.1                       -- Amended and Restated Bylaws of United HealthCare
                                      Corporation, as amended

Exhibit 15                        -- Letter Re Unaudited Interim Financial Information

Exhibit 99                        -- Cautionary Statements

(b) No reports on Form 8-K were filed during the three month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED HEALTHCARE CORPORATION

    /s/ STEPHEN J. HEMSLEY
------------------------------  Chief Operating Officer      Dated: November 6, 1998
      Stephen J. Hemsley

     /s/ ARNOLD H. KAPLAN
------------------------------  Chief Financial              Dated: November 6, 1998
       Arnold H. Kaplan           Officer

                         UNITED HEALTHCARE CORPORATION
                                    EXHIBITS

  EXHIBIT
   NUMBER                                                         DESCRIPTION
------------             ----------------------------------------------------------------------------------------------
Exhibit 3.1          --  Amended and Restated Bylaws of United HealthCare Corporation, as amended

Exhibit 15           --  Letter Re Unaudited Interim Financial Information

Exhibit 99           --  Cautionary Statements