Form 10-K
period 1998-12-31
UNITED HEALTHCARE CORP
filed 1999-03-31
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number: 1-10864
                            ------------------------

                         UNITED HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

                 MINNESOTA                             41-1321939
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

              300 OPUS CENTER                             55343
            9900 BREN ROAD EAST                        (Zip Code)
           MINNETONKA, MINNESOTA
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (612)936-1300
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE, INC.
             (Title of each class)                 (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 1999, was approximately $8,512,536,866 (based on the last reported sale price of $51.75 per share on March 8, 1999, on the New York Stock Exchange).

    As of March 8, 1999, 180,782,384 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 12, 1999. Certain information therein is incorporated by reference into Part III hereof.

------------------------

*Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities holding more than 10% of the common stock filing Schedules 13G received by the Company have been excluded in determining this number.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    UnitedHealth Group is a national leader offering health care coverage and related services to help people achieve improved health and well-being through all stages of life. The Company operates in all 50 states, the District of Columbia, Puerto Rico and internationally. UnitedHealth Group's products and services reflect a number of core capabilities, including medical information management, health benefit administration, care coordination, risk assessment and pricing, health benefit design and provider contracting. With these capabilities, United is able to provide comprehensive health care management services through organized health systems and insurance products, including health maintenance organizations ("HMOs"), point-of-service plans ("POS"), preferred provider organizations ("PPO") and managed indemnity programs. The Company also offers specialized health care management services and products such as behavioral health services, workers compensation and disability services, utilization review services, specialized provider networks, employee assistance programs, and knowledge and information services.

    UnitedHealth Group is a Minnesota corporation, incorporated in January 1977. Unless the context otherwise requires, the terms "United," "UnitedHealth Group" or the "Company" refer to United HealthCare Corporation and its subsidiaries, which operate under the name of, and is sometimes referred to in this Form 10-K as, UnitedHealth Group. United's executive offices are located at 300 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (612) 936-1300.

                              BUSINESS OPERATIONS

    The Company operates in the health and well-being marketplace. In late 1997, the Company announced an internal realignment that established strategic business units for each of the Company's six key business lines. These businesses include UnitedHealthcare, Unimerica, Uniprise, Ovations, Specialized Care Services and Ingenix. While the Company's general management and various operational aspects, including information systems and certain administrative functions, remain interrelated, the realignment allows each business to focus fully on its specific set of customers and markets. The Unimerica business line provides insurance services to the other businesses of UnitedHealth Group, and its results are reported in the segment that originates the business. The results of UnitedHealthcare and Ovations are combined in one segment.

UNITEDHEALTHCARE

    UnitedHealthcare operates organized health systems. As of December 31, 1998, UnitedHealthcare held a majority ownership interest in health plans operating in approximately 40 markets nationwide and in Puerto Rico. UnitedHealthcare also is engaged in a joint venture that operates a health plan in the Republic of South Africa and provides consulting services in Germany, Hong Kong and the Philippines through this business unit.

    For organized health systems it owns, UnitedHealthcare assumes the risk for health care and administrative costs in return for premium revenue. UnitedHealthcare's owned health systems usually are licensed as health maintenance organizations ("HMOs") or insurers. These plans provide comprehensive health care coverage for a fixed fee or premium that usually does not vary with the extent of medical services received by the member. Most of UnitedHealthcare's owned health plans contract with independent providers of health care services for medical and hospital services. UnitedHealthcare's health plans that employ health care providers strive for cost-effective delivery of health care services by emphasizing appropriate use of these services, promoting preventive health services, and encouraging the use of clinically proven treatments and best medical practices. UnitedHealthcare also provides administrative and other management services to a limited number of health plans in which UnitedHealthcare has no ownership interest. UnitedHealthcare receives an administrative fee for providing its services to these plans and generally assumes no responsibility for health care costs.

    POINT-OF-SERVICE PRODUCTS. UnitedHealthcare's point-of-service products are one of its most popular coverage options. Unlike some traditional HMO products, which only cover non-emergency services received from contracted providers, point-of-service products also provide coverage, usually at a lower level, for services received from non-contracted providers. Sometimes, this out-of-network coverage is offered directly by the health plan, but more often it is provided by an insurance policy "wrapped around" the health plan benefit contract. The insurance policy usually is provided through one of Unimerica's insurance subsidiaries.

    SELF-FUNDED PRODUCTS. UnitedHealthcare has developed self-funded products for employers who want the cost containment aspects of an organized health system while self-insuring the health care cost risk. UnitedHealthcare uses the provider networks it has developed for its health plan or insurance products for its self-funded products, many of which include a point-of-service feature. The provider contracts for these products are with individual physicians, groups of physicians and health care facilities and are generally on a standard fee-for-service basis. With self-funded products, employers and other sponsoring groups have access to a provider network and the administrative and care coordination services associated with an organized health system product, but the sponsoring company or group generally bears the financial costs associated with the health care.

    MEDICARE+CHOICE PLANS. Several of UnitedHealthcare's owned health plans contract with the federal Health Care Financing Administration ("HCFA") to provide coverage for Medicare-eligible individuals. Under these contracts, plans receive a fixed monthly payment from HCFA for each enrolled individual and must provide at least the benefits that would be covered under traditional Medicare. The plans provide a significantly higher level of coverage and may, but often do not, charge an additional monthly premium to the members for the greater benefits. The health plans generally use a subset of their commercial product provider network as the provider network for the Medicare products. Any Medicare-eligible person in a plan's service area may enroll in the Medicare product without underwriting or health screening. Features such as United Health Passport allow members to travel to other UnitedHealthcare Medicare sites and receive their same benefits.

    Some of UnitedHealthcare's health plans also offer these Medicare products to or through employer groups as a way of providing retiree health care coverage.

    MEDICAID PRODUCTS. Several of UnitedHealthcare's health plans offer coverage to Medicaid-eligible individuals. These plans typically contract with a state agency to provide such coverage and receive a fixed monthly payment for each enrolled individual. The level of benefits generally is set by contract, and few additional benefits are offered. Enrollment usually must be offered to all eligible individuals without underwriting or health screening. Generally, the provider network for commercial products is used, but some providers may refuse to participate in the Medicaid product and the network may have a different number or set of providers for other reasons.

OVATIONS

    Ovations includes the Company's operations that target the market segment comprised of people age 50 and older. These operations include Medigap and Medicare supplement products, the EverCare-Registered Trademark- program and the Company's relationship with AARP.

    AARP. In early 1997, the Company finalized a 10-year agreement with the American Association of Retired Persons ("AARP") to underwrite Medicare and hospital supplement insurance products effective January 1, 1998. During 1997, the Company coordinated the transfer of the operations from AARP's existing vendor and prepared to implement this contract. As of January 1, 1998, the Company's insurance subsidiaries assumed the underwriting risk, and Ovations assumed the claim administration associated with the business.

    EVERCARE-REGISTERED TRADEMARK-. The EverCare-Registered Trademark- program coordinates the provision of a broad spectrum of health care services primarily to permanent nursing home residents through employed and contracted physicians and nurse practitioners. EverCare is participating in a demonstration project with HCFA to offer health care services to the elderly nursing home residents in several separate locations throughout the country.

UNIMERICA

    Unimerica is UnitedHealth Group's insurance arm, which serves as the legal insurer for insurance products offered through UnitedHealth Group businesses. Unimerica's insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands.

    UnitedHealth Group reports the revenues from insurance products in the segments that originate the business, not in Unimerica. Through these insurance subsidiaries, Unimerica offers Options PPO, a national preferred provider organization product. Options PPO combines access to UnitedHealthcare's commercial health plan networks and certain specialty services with managed indemnity coverage. Individuals covered under the Options PPO product have lower out-of-pocket costs when they obtain covered services from contracted providers, but also have the option to go outside of the network for covered services.

    For customers with less than 50 employees, Unimerica typically sells its products on an insured basis for a fixed premium, with no experience adjustments made to the premium. This type of business often has been subject to sudden and unpredictable changes in health care costs and generally has high administrative and marketing expenses. In addition, these products are subject to extensive state regulations. For larger customers, Unimerica sells these products on both an insured and self-funded basis. The insured products often are sold on an experience-rated basis, and the self-funded products usually are sold on an administrative fee basis. In some cases, the agreement with the customer includes penalties or rewards related to administrative service standards and/or health care costs.

    Unimerica's insurance subsidiaries also offer several health insurance products in conjunction with health plan products. These products help employers replace multiple health care policies and vendors with a single health care plan. These subsidiaries also offer reinsurance and other insured products on a selective basis to most of UnitedHealthcare's health plans and to employers and other sponsoring groups offering self-funded health care benefit plans. Under an agreement with Metropolitan Life Insurance Company ("MetLife"), UnitedHealth Group businesses offers MetLife's life, dental, accidental death and dismemberment and short-term disability products to customers, and MetLife offers UnitedHealth Group's health care coverage products to MetLife customers. This agreement with MetLife also contains certain exclusivity and non-competition provisions.

UNIPRISE

    Uniprise focuses on UnitedHealth Group's business with large employers. Its core competencies include sales and account management, benefits administration and customer services, including government-related operations, and care management.

    Uniprise provides sales and account management services to more than 200 customers, approximately 50 percent of which are Fortune 500 companies. UnitedHealth Group's network-based medical and insurance products and specialized care services are available to these customers, with various types of funding arrangements. Uniprise specializes in serving the needs of large multi-site employers, and offers long-term strategic health care coverage planning to its customers.

    The operations unit of Uniprise provides benefits administration services and customer services to UnitedHealth Group customers in its other business lines. Benefits administration services include enrollment, eligibility, claims processing, and billing. Customer services include telephonic information, provider directories and identification card production, and oversight of the government operations and care management centers divisions.

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

SPECIALIZED CARE SERVICES

    Specialized Care Services is a portfolio of businesses that focus on specific aspects of health and well-being. These businesses sell its products and services to and through other UnitedHealth Group businesses as well as to independent entities such as HMOs, PPOs, insurers, Blue Cross/Blue Shield plans, third-party administrators, employers, labor unions and/or government agencies. These businesses generally receive fees for the services they provide, which are primarily administrative in nature. Specialized Care Services assumes no responsibility for health care costs except for certain behavioral health products. These businesses assume some responsibility for health care costs related to providing mental health/substance abuse services.

    BEHAVIORAL HEALTH SERVICES. Specialized Care Services provides behavioral health services through United Behavioral Health ("UBH"), which offers behavioral health care management services, employer assistance programs, and psychiatric disability management services through specialized provider networks and behavioral health care managers. UBH customers include most of UnitedHealthcare's health plans, private and public sector employers and government agencies. These services are provided by a national network of contracted providers. United assumes the responsibility for health care costs related to some of these services. UBH serves approximately 14 million individuals.

    HEALTH INFORMATION, EDUCATION AND SUPPORT SERVICES. Specialized Care Services provides health information, education and related services through Optum-Registered Trademark-. Optum offers a full spectrum of counseling, access and consumer information services for helping individuals manage their health and well-being. Its services are available via 24-hour telephone information lines, publications, audiotapes, face-to-face meetings and the Internet. Optum services are available to approximately 15 million individuals.

    TRANSPLANT SERVICES. Specialized Care Services offers transplant services through United Resource Networks. United Resource Networks offers clients access to a network of health care facilities for transplant-related services and transplant care management services. United Resource Networks negotiates fixed, competitive rates for high-cost, low-frequency health care services such as organ and tissue transplants. United Resource Networks serves 450 clients, representing approximately 37 million individuals.

INGENIX

    Ingenix builds upon UnitedHealth Group's heritage of using its large database and expertise to provide knowledge and information services to providers, drug and device manufacturers, the government, payers, employers and other interested organizations. It was formed by combining UnitedHealth Group's information-related businesses and capabilities and expanded through several acquisitions, as well as internal growth.

    Ingenix provides four broad types of products and services:

    CONSULTING. Ingenix provides consulting services to providers, payers, employers and other health system participants focusing on actuarial and financial matters, product development, provider contracting, and medical policy and management.

    PHARMACEUTICAL SERVICES. Ingenix performs clinical trials services and outcomes and pharmacoeconomic research for pharmaceutical and medical device manufacturers globally. Services include helping find and train investigators and recruit patients, developing research protocols, providing regulatory assistance, data collection and management, biostatistics, and general project management.

    PUBLISHING. Ingenix's publications unit sells print and electronic media products that provide information regarding coding, reimbursement, billing, compliance and other general health care issues.

    SOFTWARE, DATA AND SERVICES. Ingenix's software, data and services include databases for benchmarking, software to analyze and report cost and utilization of services, data management services, HEDIS reporting, fraud and abuse services, claims editing software, and reimbursement systems audits.

                    EXPANSION AND DIVESTITURE OF OPERATIONS

    United continually evaluates expansion opportunities and often considers whether to divest or stop offering certain of its businesses or products. Expansion opportunities may include acquiring specialized care services programs or insurance and health plan operations. United also devotes significant attention to developing new products and techniques for managing health care costs, measuring the outcomes and efficiency of health care delivered, and coordinating and managing health care delivery systems. As part of its expansion efforts, in 1998 the Company earmarked $35 million from the Company's corporate usable cash reserves to invest in and help develop small but promising ventures.

    During 1998, the Company completed several acquisitions and also sold or terminated certain lines of business and ceased offering some products, all as part of its ongoing emphasis on its strategic focus. If the Company were to make numerous acquisitions, it may affect its ability to integrate and manage its overall business effectively. Integration activities relating to acquisitions may increase costs, affect membership, affect revenue and earnings growth and adversely affect United's financial results.

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

    AUDITS AND INVESTIGATIONS. United also is subject to governmental audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers and United's services to such plans and employers; FEHBP; federal and state fraud and abuse laws; state insurance or licensing laws; laws relating to utilization management and the delivery of health care; and laws relating to Medicare, including ACR development, special payment status, payments for emergency room visits, and various other areas. Any such government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. United is currently involved in various government investigations, audits and reviews, some of which are under FEHBP, ERISA, and the authority of state departments of insurance. United does not believe the results of current audits, individually or in the aggregate, will have a material adverse effect on its financial position or results.

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

                              YEAR 2000 ACTIVITIES

    Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require ongoing enhancements to keep pace with the continuing changes in information technology, evolving industry standards, and customer preferences. We have been modifying our computer systems to accommodate the Year 2000. The Year 2000 problem exists throughout the global marketplace, as many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900.

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

TECHNICAL INFRASTRUCTURE

    MAINFRAME TECHNOLOGY. In conjunction with our two vendors that provide support for our data center operations, we have completed, tested and certified 99% of our remediation efforts for the hardware, operating system and supporting software remediation efforts on our two primary mainframe computer systems. In addition, we are in the process of reviewing some of our smaller mainframe systems and making modifications as necessary. We expect to be 100% complete with all mainframe hardware and software technology Year 2000 modifications by March 31, 1999. We also have installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

    DESKTOP HARDWARE & SOFTWARE. We have inventoried all of our desktop hardware and software--over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified and are being modified or replaced with compliant systems by September 30, 1999.

    TELECOMMUNICATIONS. We have inventoried all of our telecommunication systems--more than 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. As of December 31, 1998, we were approximately 75% Year 2000 compliant with our data and voice networks. We expect all our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

BUSINESS APPLICATIONS

    SOFTWARE APPLICATIONS. We use 500 different software applications that include over 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and systems that will be modified for Year 2000 compliance. We have determined that 36% of our software applications will not be used after December 31, 1999 due to conversions, consolidations and software replacements. Of the remaining applications, over 90% have been made Year 2000 compliant, tested and certified or are scheduled to be certified for compliance. The balance of the applications are yet to be tested. We expect all critical Year 2000 software modifications to be completed by March 31, 1999, with further testing and certification during the remainder of 1999.

    END-USER DEVELOPED APPLICATIONS. End-user developed applications are analysis tools that have been internally developed by individual employees or operating segments primarily running on personal computers or client servers. The Year 2000 Project Office has continuously communicated with all employees explaining the risks of non-compliant applications and provided tools and techniques to make them compliant. We have identified and are tracking and assessing Year 2000 compliance issues with respect to all potentially critical end-user applications.

OTHER YEAR 2000 MATTERS

    NON-INFORMATION TECHNOLOGY SYSTEMS. We have approximately 300 owned or leased facilities throughout the world. We have contacted all of our facility managers regarding Year 2000 compliance issues. In addition, we have contracted with a real estate management company to assist in our Year 2000 compliance efforts. All facilities are scheduled to be Year 2000 compliant by September 1, 1999.

    DEPENDENCE ON THIRD PARTIES. We have a contractual relationship with approximately 300,000 different medical providers and more than 92,000 vendors. Approximately 2,000 vendors have been identified as critical business partners and suppliers. We are currently in communication with these critical business partners to analyze their Year 2000 compliance efforts. We expect to complete our analysis of critical vendor readiness and identify alternative vendors, where necessary, by July 31, 1999. We will not be individually contacting all of the 300,000 medical providers we conduct business with regarding Year 2000 compliance issues. However, we will be testing and verifying the electronic collection of data with these providers through our EDI (electronic data interface) clearinghouse vendors.

    COSTS OF YEAR 2000 COMPLIANCE. The projected costs of our Year 2000 compliance efforts and the date on which we plan to complete the necessary Year 2000 remediation efforts are based on management's best estimates, which were derived utilizing various assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from our current plans. Specific factors that might cause significant differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct the relevant computer codes, and the ability of our significant vendors, providers, customers and others with whom we conduct business to identify and resolve their own Year 2000 issues.

    Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of December 31, 1998, our historical and projected costs to complete our Year 2000 remediation plan are as follows (in millions):

                                       COST INCURRED TO DATE            PROJECTED COSTS
                                    ----------------------------  ----------------------------
YEAR                                 RESOURCES    AMORTIZATION     RESOURCES    AMORTIZATION      TOTAL
----------------------------------  -----------  ---------------  -----------  ---------------  ---------
1996..............................   $       1      $      --      $      --      $      --     $       1
1997..............................          12             --             --             --            12
1998..............................          18             --                                          18
1999..............................          --             --             18              7            25
2000..............................          --             --              3              9            12
2001..............................          --             --             --              9             9
2002..............................          --             --             --              2             2
                                         -----          -----          -----          -----     ---------
                                     $      31      $      --      $      21      $      27     $      79
                                         -----          -----          -----          -----     ---------
                                         -----          -----          -----          -----     ---------

    BUSINESS RISKS OF NON-COMPLIANT SYSTEMS. Although we are committed to completing and testing our remediation plan well in advance of the Year 2000, there are risks if we do not meet our objectives by December 31, 1999. Operationally, the most severe risk is business interruption. Specific examples of situations that could cause business interruption include, but are not limited to: 1) computer hardware or application software processing errors or failures,
2) facilities or infrastructure failures, or 3) critical outside providers, suppliers, or customers who may not be Year 2000 compliant. Depending on the extent and duration of business interruption resulting from non-compliant Year 2000 systems, such interruption may have a material adverse effect on our results of operations, liquidity, and financial condition.

    CONTINGENCY PLANS. Each area of our Year 2000 compliance effort is currently developing contingency plans to mitigate the risk of failure, and to provide for a speedy recovery from possible failures associated with the century change. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems arise. The target date for completion of the initial contingency plans is April 1, 1999. Contingency plans will be final by July 31, 1999.

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

    The Company's business lines compete for group and individual membership with other health insurance plans, Blue Cross/Blue Shield plans, health plans, HMOs, PPOs, third party administrators, health care management companies, and employers or groups that elect to self-insure. The Company also faces competition from hospitals, health care facilities, and other health care providers who have formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. The number and strength of the Company's competitors varies for each particular business unit and geographic area. The Company believes that the principal competitive factors affecting the Company and its products include price, the level and quality of products and service, provider network capabilities, market share, the offering of innovative products, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

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

                                   EMPLOYEES

    As of December 31, 1998, the Company employed approximately 29,226 individuals. As of December 31, 1998, approximately 239 of the Company's employees were represented by a union. The Company believes its employee relations are good.

                             CAUTIONARY STATEMENTS

    The statements contained in this Form 10-K, and the Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Company's annual report to shareholders incorporated by reference in this document, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

    The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected the Company's past, as well as current, forward-looking statements about future results. The Company's actual results in the future may differ materially from those expressed in prior communications.

    HEALTH CARE COSTS. We use a large portion of our revenue to pay the costs of health care services or supplies delivered to our members. Total health care costs we incur are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although we try to base the premiums we charge in part on our estimate of future health care costs over the fixed premium period, competition, and regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, general inflation, new mandated benefits or other regulatory changes, and insured population characteristics. In addition, the earnings we report for any particular quarter include estimates of covered services incurred by our enrollees during that period for claims that have not been received or processed. Because these are estimates, our earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in the medical care ratio, because of the narrow margins of our health plan business, can create significant changes in our earnings.

    Our medical care ratio has generally increased over the past several fiscal periods. We are addressing the medical care ratio by altering benefit designs, recontracting with providers, and aggressively increasing both our contemporaneous and retrospective claim management activities. Our inability to implement these changes successfully could lead to further increases in our medical care ratio.

    In addition, our operating results may be affected by the seasonal changes in the level of health care use during the calendar year. Although there are no assurances, per member medical costs generally have been higher in the first half than in the second half of each year.

    INDUSTRY FACTORS. The managed care industry receives significant negative publicity. This publicity has been accompanied by increased legislative activity, regulation and review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products and services, and may increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting profitability.

    COMPETITION. In many of our geographic or product markets, we compete with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. We believe the barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to new managed care providers. Certain Company customers may decide to perform functions or services we provide for themselves, which would decrease our revenues. Certain Company providers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred in the industry in which we operate as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical and medical device industries. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers or providers, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and our marketing expenses may be adversely affected.

    AARP CONTRACT. Under our long-term contract with the American Association of Retired Persons ("AARP"), we provide Medicare supplemental, hospital indemnity health insurance and other products to AARP members. As a result of the agreement, the number of members we serve, products we offer, and services we provide has grown significantly. Our portion of the AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from approximately 4 million AARP members. The success of the AARP arrangement will depend, in part, on our ability to service these new members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect the AARP could have an adverse effect on the success of our arrangement with the AARP.

    MEDICARE OPERATIONS. In the second quarter of 1998, we experienced a significant rise in the medical care ratio for our Medicare operations. The increase in medical costs was primarily due to the business growth in new markets with higher and more volatile medical cost trends, coupled with lower reimbursement rates. In response, we announced in October 1998 our decision to withdraw Medicare product offerings from 86 of the 206 counties we currently serve. The decision, effective January 1, 1999, will affect approximately 60,000, or 13%, of current Medicare members. As a consequence of this withdrawal, we are precluded from re-entering these counties with Medicare product offerings until 5 years after the effective date.

    We will continue to offer Medicare products in strong and economically viable markets. However, our ability to improve the financial results of all of our Medicare operations will depend on a number of factors, including future premium increases, growth in markets where we have achieved sufficient size to operate efficiently, benefit design, provider contracting, and other factors. There can be no assurance that we will be able to successfully prevent future losses on our Medicare operations.

    REALIGNMENT OF OPERATIONS. We recognized a charge to earnings in the second quarter of 1998 for our realignment. In January 1998, we initiated a significant realignment of our operations into six business lines. As part of the realignment, we began shifting resources and activities to more directly support the operations of our businesses. Although we do not expect our realignment efforts to negatively affect our product offerings, provider relations, billing and collection disciplines, claims processing and payment activities, or other business functions, there can be no assurance that such negative effects may not occur. Our second quarter charge to earnings for costs associated with the realignment was $725 million. Although we believe such charges are adequate, there can be no assurance that the costs associated with our realignment efforts will not exceed the charges we have taken for such costs.

    GOVERNMENT PROGRAMS AND REGULATION. Our business is heavily regulated on a federal, state and local level. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase its health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. We must obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect our revenue or the number of our members, or could increase our costs. A significant portion of our revenues relate to federal, state and local government health care coverage programs. These types of programs, such as the federal Medicare program and the federal and state Medicaid programs, generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or may reduce or increase our administrative or health care costs under such programs. Such changes have adversely affected our results and willingness to participate in such programs in the past and may also do so in the future.

    The Company also is subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. The National Association of Insurance Commissioners (the "NAIC") is expected to adopt rules which, if implemented by the states, will require certain capitalization levels for health care coverage provided by insurance companies, HMOs and other risk bearing health care entities. The requirements would take the form of risk-based capital rules. Currently, similar risk-based capital rules apply generally to insurance companies. Depending on the nature and extent of the new minimum capitalization requirements ultimately implemented, there could be an increase in the capital required for certain of our subsidiaries and there may be some potential for disparate treatment of competing products. Federal solvency regulation of companies providing Medicare-related benefit programs may also be applied.

    PROVIDER RELATIONS. One of the significant techniques we use to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because our health plans are geographically diverse and most of those health plans contract with a large number of providers, we currently believe our exposure to provider relations issues is limited. In any particular market, however, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customer and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage those activities could adversely affect our ability to market products or to be profitable in those areas.

    LITIGATION AND INSURANCE. We may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations. These could include: claims relating to the denial of health care benefits; medical malpractice actions; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; and claims relating to customer audits and contract performance. Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    INFORMATION SYSTEMS. Our business depends significantly on effective information systems, and we have many different information systems for its various businesses. Our information systems require an ongoing commitment of resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry standards, and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately. As a result of our acquisition activities, we have acquired additional systems and have been taking steps to reduce the number of systems and have upgraded and expanded our information systems capabilities. Failure to maintain effective and efficient information systems could cause loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

    THE YEAR 2000. We are in the process of modifying our computer systems to accommodate the Year 2000. We currently expect to complete this modification enough in advance of the Year 2000 to avoid adverse impacts on our operations. We are expensing the costs incurred to make these modifications. Our operations could be adversely affected if we were unable to complete our Year 2000 modifications in a timely manner or if other companies with which we do business fail to complete their Year 2000 modifications in a timely manner.

    ADMINISTRATIVE AND MANAGEMENT. Efficient and cost-effective administration of our operations is essential to our profitability and competitive positioning. While we attempt to effectively manage such expenses, staff-related and other administrative expenses may rise from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases are not clearly predictable and may adversely affect results. We believe we currently have an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain managers or a number of such managers or technical staff could adversely affect our ability to administer and manage our business.

    MARKETING. We market our products and services through both employed sales people and independent sales agents. Although we have many sales employees and agents, the departure of certain key sales employees or agents or a large subset of such individuals could impair our ability to retain existing customers and members. In addition, certain of our customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of our health plans or other business units may not have obtained or maintained, or may not desire or be able to obtain or maintain, such rating accreditation or certification, which could adversely affect our ability to obtain or retain business with these customers.

    ACQUISITIONS AND DISPOSITIONS. The Company has made several large acquisitions in recent years and has an active ongoing acquisition and disposition program under which it may engage in transactions involving the acquisition or disposition of assets, products or businesses, some or all of which may be material. These acquisitions may entail certain risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs, or customer confusion or dissatisfaction.

    DATA AND PROPRIETARY INFORMATION. Many of the products that are part of our knowledge and information services business depend significantly on the integrity of the data on which they are based. If the information contained in our databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of our database-related products would be adversely and materially affected. Furthermore, the use by our knowledge and information-related business of patient data is regulated at federal, state, and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from these products and, more generally, affect our business, financial condition and results of operations.

    The success of our knowledge and information services business also depends significantly on our ability to maintain proprietary rights to our products. We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets, copyrights and patents to protect our proprietary rights. We cannot assure that these legal protections and precautions will prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse affect on the ability of our knowledge and information-related business to market and sell its products and on our business, financial condition and results of operations.

    STOCK MARKET. The market prices of the securities of the Company and certain of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. We cannot assure the level or stability of our share price at any time, or the impact of the foregoing or any other factors may have on our share price.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                         FIRST ELECTED AS
NAME                                  AGE                        POSITION AT 12/31/98                    EXECUTIVE OFFICER
--------------------------------      ---      --------------------------------------------------------  -----------------
                                               President, Chairman, Chief Executive Officer and
William W. McGuire, M.D.........          50   Director                                                           1988
Stephen J. Hemsley..............          46   Chief Operating Officer                                            1997
Arnold H. Kaplan................          59   Chief Financial Officer                                            1998
David J. Lubben.................          47   General Counsel and Secretary                                      1996
Lois E. Quam....................          37   CEO, Ovations                                                      1998
Jeannine R. Rivet...............          50   CEO, UnitedHealthcare                                              1998
R. Channing Wheeler.............          47   CEO, Uniprise                                                      1998

    The Company's Board of Directors elects executive officers annually. The Company's executive officers serve until their successors are duly elected and qualified.

    Dr. McGuire became a director of UnitedHealth Group in February 1989 and the Chairman of the Board in May 1991. Dr. McGuire became an Executive Vice President of the Company in November 1988, was appointed the Company's Chief Operating Officer in May 1989, the Company's President in November 1989, and the Company's Chief Executive Officer in February 1991.

    Mr. Hemsley joined UnitedHealth Group in May 1997 and became Chief Operating Officer in September 1998. Prior to that time, he served as Senior Executive Vice President of the Company. Prior to joining the Company, Mr. Hemsley was with Arthur Andersen LLP where he served since 1974 in various capacities, including Chief Financial Officer and Managing Partner, Strategy and Planning.

    Mr. Kaplan joined UnitedHealth Group in July 1998 as Chief Financial Officer. Prior to joining the Company, Mr. Kaplan was associated with Air Products & Chemical where he served since 1976 in various capacities, including Senior Vice President, Chief Financial Officer, Vice President Purchasing and Controller.

    Mr. Lubben became UnitedHealth Group's General Counsel and Secretary in October 1996. Prior to joining the Company, he was a partner in the law firm of Dorsey & Whitney LLP. Mr. Lubben first became associated with Dorsey & Whitney in 1977.

    Ms. Quam joined UnitedHealth Group in 1989 and became the CEO, Ovations in April 1998. Prior to April 1998, Ms. Quam served in various capacities including CEO, AARP Division, Vice President, Public Sector Services and Director, Research. Prior to joining the Company, Ms. Quam served as Research Director from 1987-1989 for Partners National Health Plan.

    Ms. Rivet joined UnitedHealth Group in June 1990. Ms. Rivet was named CEO, UnitedHealthcare in April 1998 and has served as Executive Vice President of UnitedHealthcare since October 1994. She served as the Company's Senior Vice President, Health Plan Operations from September 1993 to September 1994 and the Company's Vice President of Health Service Operations from June 1990 to September 1993.

    Mr. Wheeler joined UnitedHealth Group in March 1995 and became CEO, Uniprise in May 1998. Prior to May 1998, he served in various capacities of the Company, including CEO, Northeast HealthPlans.

ITEM 2. PROPERTIES

    As of December 31, 1998, the Company leased approximately 1.72 million aggregate square feet of space for its principal administrative offices in the greater Minneapolis/St. Paul, Minnesota area and in Hartford, Connecticut. Excluding these areas, as of December 31, 1998, the Company leased approximately
6.38 million aggregate square feet in the United States, and approximately 97,100 aggregate square feet outside of the United States (including Puerto Rico). Such space accommodates health plans, managed care services, specialty programs or satellite administrative offices. The Company's leases expire at various dates through May 31, 2026. As of December 31, 1998, the Company owned approximately 310,700 aggregate square feet of space for administrative offices in various states and its staff model clinic operations in Florida.

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

    Six suits assert claims under the United States securities laws against United and certain of its current and former officers and directors. The plaintiffs are stockholders of United who purport to sue on behalf of a class of purchasers of common shares of United during the period February 12, 1998 through August 5, 1998 (the "Class Period"). Each complaint was filed in the United States District Court for the District of Minnesota. Each of the six actions claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. In substance, the complaints allege that United made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the Company made materially false statements about its medical costs and the expenses related to the Company's realignment. The complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of United shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints allege that once the Company's true financial condition was revealed on August 6, 1998, the price of United common shares fell from a closing price of $52 7/8 on August 5, 1998, to a closing price of $37 7/8 on August 6, 1998. The complaints seek compensatory damages in unspecified amounts.

    On January 19, 1999, we received a consolidated amended complaint (IN RE UNITED HEALTHCARE CORPORATION SECURITIES LITIGATION, No. 98-1888 in the United States District Court for the District of Minnesota) for the six suits which essentially restates the allegations made in the earlier complaints.

    On March 22, 1999, two actions were filed in the United States District Court for the District of Minnesota by two pension funds against United, certain current and former officers and directors, and other individuals yet to be identified. The pension funds wish to "opt-out" of the aforementioned purported class action suits. These individual actions essentially restate the allegations made in the purported class actions and claim violations of Sections 10(b), 18(a) and 20 of the Securities Exchange Act. In addition, both actions assert a claim of negligent misrepresentation and securities claims under state law. In the aggregate, the plaintiff pension funds seek compensatory damages totaling approximately $12.1 million.

    The defendants intend to defend these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING
The Company's common stock is traded on the New York Stock Exchange under the symbol UNH.

The following table shows the range of high and low sales prices for the Company stock as reported on the New York Stock Exchange Composite Tape for the calendar periods indicated through February 26, 1999. These prices do not include commissions or fees associated with the purchase or sale of this security:

                                             HIGH          LOW
------------------------------------------------------------------------------
1999
First Quarter 1999
  Through February 26, 1999                $  49.50     $39.4375
------------------------------------------------------------------------------
1988
First Quarter                              $66.8125     $46.5625
Second Quarter                             $73.9375     $  61.25
Third Quarter                              $  66.50     $29.5625
Fourth Quarter                             $ 50.625     $ 33.375
------------------------------------------------------------------------------
1997
First Quarter                              $  55.25     $ 42.625
Second Quarter                             $  56.75     $  43.75
Third Quarter                              $ 60.125     $ 47.875
Fourth Quarter                             $  54.75     $42.4375
------------------------------------------------------------------------------

AS OF FEBRUARY 26, 1999, THE COMPANY HAD 13,111 SHAREHOLDERS OF RECORD.

DIVIDEND POLICY
The Company's dividend policy, established by its board of directors in August 1990, requires the board to review the Company's audited consolidated financial statements following the end of each fiscal year and decide whether it is advisable to declare a dividend on the outstanding shares of common stock.

Shareholders of record on April 3, 1997, received an annual dividend for 1997 of $0.03 per share, and shareholders of record on April 1, 1998, received an annual dividend for 1998 of $0.03 per share. On February 16, 1999, the Company's board of directors approved an annual dividend for 1999 of $0.03 per share to holders of the Company's common stock. The dividend will be paid on April 15, 1999, to shareholders of record at the close of business on April 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS UNITEDHEALTH GROUP

                                                                 For the Year Ended December 31,

(in millions, except per share data)               1998         1997         1996       1995         1994
------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Revenues                                         $17,355      $11,794      $10,074     $5,671      $3,769
Earnings (Loss) From Operations                  $   (42)(1)  $   742      $   581(2)  $  461(3)   $  506
------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Before
     Extraordinary Gain                          $  (166)     $   460      $   356     $  286      $  288(4)
Extraordinary Gain on Sale of
     Subsidiary, net of income tax effects            --           --           --         --       1,377(5)
------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                              $  (166)(1)  $   460      $   356(2)  $  286(3)   $1,665
Convertible Preferred Stock Dividends                (28)         (29)         (29)        (7)         --
Preferred Stock Redemption Premium                   (20)          --           --         --          --
------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Applicable to
     Common Shareholders                         $  (214)(1)  $   431      $   327     $  279      $1,665
------------------------------------------------------------------------------------------------------------
Basic Net Earnings (Loss) per
     Common Share
   Basic Net Earnings (Loss) per Common
     Share Before Extraordinary Gain             $ (1.12)     $  2.30      $  1.80     $ 1.61      $ 1.69
   Extraordinary Gain                                 --           --           --         --        8.06
------------------------------------------------------------------------------------------------------------
   Basic Net Earnings (Loss) per
     Common Share                                $ (1.12)     $  2.30      $  1.80     $ 1.61      $ 9.75
------------------------------------------------------------------------------------------------------------
Diluted Net Earnings (Loss) per
     Common Share
   Diluted Net Earnings (Loss) per Common
     Share Before Extraordinary Gain             $ (1.12)(1)  $  2.26      $  1.76(2)  $ 1.57(3)   $ 1.64(4)
   Extraordinary Gain                                 --           --           --         --        7.86(5)
------------------------------------------------------------------------------------------------------------
   Diluted Net Earnings (Loss) per
     Common Share                                $ (1.12)(1)  $  2.26      $  1.76(2)  $ 1.57(3)   $ 9.50
------------------------------------------------------------------------------------------------------------
Basic Weighted-Average Number of
   Common Shares Outstanding                         191          187          182        174         171
Weighted-Average Number of Common
   Shares Outstanding, Assuming Dilution             191          191          186        177         175
------------------------------------------------------------------------------------------------------------
Dividends Per Share
   Common Stock                                  $  0.03      $  0.03      $  0.03     $ 0.03      $ 0.03
   Convertible Preferred Stock                   $ 56.03      $ 57.50      $ 57.50     $14.38      $   --
------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
(As of December 31)
Cash and Investments                             $ 4,424      $ 4,041      $ 3,453     $3,078      $2,769
Total Assets                                     $ 9,701      $ 7,623      $ 6,997     $6,161      $3,489
Debt                                             $   708(6)   $    --      $    --     $   --      $   --
Convertible Preferred Stock                      $    --      $   500      $   500     $  500      $   --
Shareholders' Equity                             $ 4,038      $ 4,534      $ 3,823     $3,188      $2,795
------------------------------------------------------------------------------------------------------------

Financial Highlights should be read together with the accompanying Financial Review and Consolidated Financial Statements and Notes.

(1) Excluding the operational realignment and other charges of $725 million, $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates and the $20 million convertible preferred stock redemption premium from 1998 results, earnings from operations and net earnings applicable to common shareholders would have been $858 million and $509 million, or $2.62 diluted net earnings per common share.

(2) Excluding the merger costs associated with the acquisition of HealthWise of America, Inc. of $15 million ($9 million after tax, or $0.05 diluted net earnings per common share) and the provision for future losses on two large 28 contracts of $45 million ($27 million after tax, or $0.15 diluted net earnings per common share), 1996 earnings from operations and net earnings would have been $641 million and $392 million, or $1.96 diluted net earnings per common share.

(3) Excluding restructuring charges associated with the acquisition of The MetraHealth Companies, Inc., of $154 million ($97 million after tax, or $0.55 diluted net earnings per common share), 1995 earnings from operations and net earnings would have been $615 million and $383 million, or $2.12 diluted net earnings per common share.

(4) Excluding the nonoperating merger costs associated with the acquisitions of Complete Health Services, Inc. and Ramsay-HMO, Inc., of $36 million ($22 million after tax, or $0.13 diluted net earnings per common share), 1994 earnings before extraordinary gain would have been $310 million or $1.77 diluted net earnings per common share.

(5) In May 1994, the Company sold Diversified Pharmaceutical Services, Inc. for $2.3 billion in cash and recognized an extraordinary gain after transaction costs and income tax effects of $1.4 billion, or $7.86 diluted net earnings per common share.

(6) During 1998, we issued notes and commercial paper aggregating $708 million, which remained outstanding at December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

1998 FINANCIAL PERFORMANCE HIGHLIGHTS

1998 was an important year of both challenges and successes for UnitedHealth Group.

- Excluding the effects of the unusual or nonrecurring events and transactions described below, we achieved record profits. Underlying earnings from operations, net earnings applicable to common shareholders, and diluted net earnings per common share were $858 million, $509 million and $2.62 per share, respectively, representing increases over 1997 of 16%, 18%, and 16%, respectively.

- We achieved record revenues of $17.4 billion, a 47% increase over 1997. This growth was driven primarily by same-store enrollment growth in our UnitedHealthcare business and from successful implementation of our $3.5 billion Medicare supplement insurance program with the AARP.

- Record cash flows of more than $1.0 billion were generated from operating activities, a 57% increase over 1997.

- We completed several financing initiatives to achieve a more efficient capital structure, including the redemption of our $500 million convertible preferred stock and the repurchase of 11.3 million shares of our common stock.

- We embarked on a major realignment of our operations into independent but strategically linked businesses, each focused on performance, growth and shareholder value. As a result of our evaluation of each business's strategic fit and contributions, analysis of our profitability in certain markets, and the adequacy of our medical costs payable estimates, we took actions that resulted in special operating charges of $900 million.

1998 OPERATING RESULTS OVERVIEW

The following table summarizes our results for each of the last three years ended December 31 (in millions, except per share amounts).

                                          1998(1)     1997      1996(2)
-----------------------------------------------------------------------
Earnings (Loss) From Operations          $  (42)     $ 742      $ 581
Net Earnings (Loss) Applicable to
   Common Shareholders                   $ (214)     $ 431      $ 327
Diluted Net Earnings (Loss) per
   Common Share                          $(1.12)     $2.26      $1.76
Medical Costs to Premium Revenues         87.2%(3)   84.3%      84.6%
SG&A Expenses to Total Revenues           17.1%      20.0%      21.5%
-----------------------------------------------------------------------

(1) Excluding the effects of $725 million of operational realignment and other charges, $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates, and the $20 million convertible preferred stock redemption premium, earnings from operations, net earnings applicable to common shareholders, and diluted net earnings per common share would have been $858 million, $509 million, and $2.62 per share, respectively.

(2) Excluding the effects of a $45 million provision for future losses on two large multi-year contracts and $15 million of merger costs associated with the acquisition of HealthWise of America, Inc., earnings from operations, net earnings applicable to common shareholders, and diluted net earnings per common share would have been $641 million, $392 million, and $1.96 per share, respectively.

(3)Includes $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates. The company's ratio of medical costs to premium revenues for the year ended December 31, 1998, would have been 86.0% without these charges.

In 1998, we reported a net loss applicable to common shareholders of $214 million, or $1.12 diluted net loss per common share. However, these results include certain large or unusual events and transactions as described below:

- In conjunction with our realignment and other initiatives, we recorded $725 million of charges to operations during the second quarter of 1998. The charges included $451 million of asset impairments and $274 million of estimated future costs associated with our initiatives, such as employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating certain processing operations and associated real estate obligations. Although our realignment initiatives and the associated nonrecurring charges caused us to report a net loss for 1998, these actions position us to make long-term fundamental process and performance improvements.

- Our second quarter 1998 medical costs include $120 million related to contract losses and other increases to medical costs payable estimates in UnitedHealthcare's Medicare markets and $55 million related to increases to medical costs payable estimates associated with increased commercial medical costs in certain health plans.

- In conjunction with the redemption of our $500 million convertible preferred stock, we paid a $20 million redemption premium. This premium is added to 1998's net loss to arrive at net loss applicable to common shareholders.

         Excluding the effects of the events and transactions described above, 1998 underlying earnings from operations and diluted net earnings per common share were $858 million and $2.62 per share, respectively, representing increases of 16% over earnings from operations of $742 million and diluted net earnings per common share of $2.26 in 1997. These increases were primarily driven by improved margins in the commercial product offerings of our UnitedHealthcare business and successful integration and management of our services provided to the AARP, which began on January 1, 1998.

         The discussion that follows provides a more detailed analysis of our 1998, 1997 and 1996 operating results.

1998 RESULTS COMPARED TO 1997 RESULTS

REVENUES AND ENROLLMENT

1998 was a record year for UnitedHealth Group, with consolidated revenues of $17.4 billion, an increase of $5.6 billion, or 47%, over 1997. Our revenue growth was primarily derived from successful implementation of our $3.5 billion Medicare supplement insurance program with the AARP and same-store enrollment growth in our UnitedHealthcare business. On a year-over-year same-store basis, UnitedHealthcare's total revenues increased by $1.7 billion, or 16%, over 1997.

     The following table summarizes enrollment in all of our product offerings as of December 31:

ENROLLMENT SUMMARY(1)

                                                      1998                            1997                1996
                                         -----------------------------   -----------------------------   -------
                                         Amount    Increase (Decrease)    Amount   Increase (Decrease)   Amount
----------------------------------------------------------------------------------------------------------------
Enrollment, excluding Ovations
  (as of December 31, in thousands)

UnitedHealthcare
  Risk-Based:
    Health Plans                          5,231           17%             4,475            13%            3,945
    Other Network-Based and Indemnity       530          (14%)              613           (29%)             858
----------------------------------------------------------------------------------------------------------------
    Total Commercial                      5,761           13%             5,088             6%            4,803
    Medicare                                483           40%               345            54%              224
    Medicaid                                638           21%               526             0%              525
----------------------------------------------------------------------------------------------------------------
      Total Risk-Based                    6,882           15%             5,959             7%            5,552
  Fee-Based:
    Commercial                            1,725            7%             1,609           (29%)           2,279
----------------------------------------------------------------------------------------------------------------
    Total UnitedHealthcare                8,607           14%             7,568            (3%)           7,831
----------------------------------------------------------------------------------------------------------------
Uniprise
  Risk-Based                                261           (1%)              263            (9%)             288
  Fee-Based                               5,139           (2%)            5,226            (8%)           5,653
----------------------------------------------------------------------------------------------------------------
    Total Uniprise                        5,400           (2%)            5,489            (8%)           5,941
----------------------------------------------------------------------------------------------------------------
Total Enrollment, excluding
  Ovations                               14,007            7%            13,057            (5%)          13,772
----------------------------------------------------------------------------------------------------------------

(1) Enrollment information includes growth resulting from our 1998 acquisition of HealthPartners of Arizona, Inc. (509,000 members).
Additionally, the fee-based lives served by United HealthCare Administrators, Inc. are included in 1996 (666,000 members). We sold United HealthCare Administrators, Inc. on June 30, 1997.

Our revenues are comprised of: 1) premium revenues associated with our risk-based products (those where we assume financial responsibility for health care costs); 2) management services and fees associated with administrative services only customers, managed health plans, and our Specialized Care Services and Ingenix businesses; and 3) investment and other income.

     The discussion that follows provides an analysis of our 1998 revenue trends for each of our three revenue components.

PREMIUM REVENUES

The following table summarizes premium revenues by business unit for the years ended December 31 (in millions):

                                                                    Percent
                                                                   Increase
                                            1998        1997       (Decrease)
-----------------------------------------------------------------------------
UnitedHealthcare                           $11,397     $ 9,507         20%
Ovations                                     3,584          87         NM
Uniprise                                       447         418          7%
Specialized Care Services                      337         291         16%
Elimination of Inter-Unit
         Transactions                         (249)       (168)        NM
-----------------------------------------------------------------------------
                                           $15,516     $10,135         53%
-----------------------------------------------------------------------------

NM - Not Meaningful

     Consolidated premium revenues in 1998 totaled $15.5 billion, an increase of $5.4 billion, or 53%, compared to 1997. On January 1, 1998, our Ovations business began delivering Medicare supplement insurance and other medical insurance coverage to approximately 4 million AARP members. Premium revenues from our portion of the AARP insurance offerings during 1998 were $3.5 billion.

     Excluding the AARP business, 1998 consolidated premium revenues totaled $12.0 billion, an increase of 19% over 1997. This increase is primarily the result of growth in our UnitedHealthcare business. On a year-over-year same-store basis, UnitedHealthcare's premium revenues increased $1.7 billion, or 18%, during 1998. The increase reflects same-store commercial health plan enrollment growth of 10% and average year-over-year premium yield increases on renewing commercial health plan groups of approximately 5% to 6%.

     Growth in UnitedHealthcare's Medicare programs also contributed to the increase in premium revenues, with same-store growth of 33% in Medicare enrollment. Significant growth in Medicare enrollment affects year-over-year comparability. The Medicare product generally has per member premium rates three times to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services. On a year-over-year same-store basis, UnitedHealthcare's commercial health plan and Medicare products accounted for $1.8 billion of premium revenue growth during 1998.

     The increase in UnitedHealthcare's commercial health plan and Medicare product premium revenues was partially offset by a $240 million decrease from other network-based and indemnity products. We expect enrollment in UnitedHealthcare's other network-based and indemnity products will continue to decline through 1999. To the extent possible, we will convert these enrollees to UnitedHealthcare's commercial health plan products.

MANAGEMENT SERVICES AND FEE REVENUES

Management services and fee revenues during 1998 totaled $1.6 billion, representing an increase of approximately $160 million over 1997. The increase is primarily the result of acquisitions by Ingenix during 1997 and 1998. Additionally, our Specialized Care Services business -- most notably United Behavioral Health and Optum,-Registered Trademark- our telephone- and Internet-based health information and services business -- continues to increase the number of individuals it serves.

INVESTMENT AND OTHER INCOME

Investment and other income increased to $249 million in 1998 from $231 million in 1997. The increase of $18 million is primarily attributable to an increase in average cash and investments from $3.6 billion in 1997 to $4.1 billion in 1998. Net capital gains were $26 million in both 1998 and 1997.

MEDICAL COSTS

The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The following table summarizes our medical care ratio by product line for the years ended December 31:

                                                     1998              1997
----------------------------------------------------------------------------
UnitedHealthcare:
   Commercial(1)                                     85.3%            85.7%
   Medicare                                          92.0%            83.3%
   Medicaid                                          85.2%            82.8%
----------------------------------------------------------------------------
Total UnitedHealthcare                               86.7%            85.1%
----------------------------------------------------------------------------
Consolidated UnitedHealth Group                      87.2%            84.3%
----------------------------------------------------------------------------
Consolidated (excluding AARP)                        85.8%            84.3%
----------------------------------------------------------------------------

(1) Includes commercial health plan, other network-based and indemnity products.

     Our consolidated medical care ratio increased to 87.2% in 1998 from 84.3% in 1997. The year-over-year increase includes the effects of the AARP business on our medical care ratio. We experience a medical care ratio of approximately 92% related to our portion of the AARP insurance offerings, which we began delivering on January 1, 1998. Excluding the AARP business, on a year-over-year basis, the medical care ratio increased to 85.8%.

     The increase in the 1998 medical care ratio is primarily attributable to average Medicare premium rate increases of 2.5% that were more than offset by increased medical utilization, reflected mostly in hospital costs. In 13 of our 24 Medicare markets, representing half of our annual Medicare premiums of $2.4 billion, we incurred contract losses of $111 million. Six of these 13 markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the other seven markets, we experienced high medical costs which exceeded the fixed Medicare premiums that increased only 2.5% on average.

     We are addressing our Medicare medical care ratio by altering benefit designs, recontracting with providers, and aggressively increasing both contemporaneous and retrospective claim management activities. We also are continuing to evaluate the markets we serve and products we offer. In addition, we will curtail activities or exit markets where we believe near term prospects are unacceptable.

     To that end, in October 1998, we announced our decision to withdraw Medicare product offerings from 86 of the 206 counties we then served. The decision, effective January 1, 1999, affected approximately 60,000, or 13%, of our Medicare members. We will continue to offer Medicare products in strong and economically viable markets. Annual revenues for 1998 from Medicare counties we exited were approximately $225 million.

     Despite increasing commercial medical cost trends in certain health plan markets, UnitedHealthcare's overall commercial medical care ratio improved slightly to 85.3% in 1998 from 85.7% in 1997.

     Commercial health plan premium rates are established based on anticipated health care costs. During 1998, commercial premium yield increases averaging 5% to 6% minimally exceeded medical cost trends of 4% to 5%. Looking to 1999, we expect average medical cost increases to remain stable in the 4% to 5% range, and we also expect that our medical care ratio will improve as a result of premium yield increases on new and renewal commercial business averaging 7% to 8%.

OPERATING EXPENSES

Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 20.0% in 1997 to 17.1% in 1998. The improvement in the year-over-year SG&A ratio principally reflects the operating leverage we gained with the addition of the AARP business and planned cost reductions we have achieved to date from our realignment initiatives. On an absolute dollar basis, selling, general and administrative costs increased by $600 million, or 25%, over 1997. This increase primarily reflects the additional infrastructure needed to support the $5.4 billion, or 53%, increase in premium-based business.

     Depreciation and amortization was $185 million in 1998, and $146 million in 1997. This increase resulted from a combination of higher levels of capital expenditures to support business growth and amortization of goodwill and other intangible assets related to recent acquisitions.

     The $451 million of asset impairments recorded in the second quarter of 1998 will reduce depreciation and amortization by approximately $15 million annually. This decrease will be more than offset in 1999 by increased depreciation and amortization related to capital expenditures and intangible assets acquired in acquisitions during 1998.

OPERATIONAL REALIGNMENT AND OTHER CHARGES
In conjunction with our operational realignment, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million, which reflect the estimated costs we will incur under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a net reduction of more than 4,000 positions, affecting 6,000 people in various locations. Through December 31, 1998, we have eliminated approximately 2,000 positions pursuant to the Plan.

         Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations.

         Our original provision for operational realignment and other charges was developed based on management's best judgment and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on more current information related to the amounts to be paid for severance and lease cancellation fees. In addition, based on continuing negotiations related to business dispositions, our original estimates for asset impairments and business disposition costs were revised. In total, our Operational Realignment and Other Charges did not change.

        The table below summarizes realignment activities for the year ended December 31, 1998 (in millions):


                                                                     Additional    Charges Incurred
                                                          Recorded     Charges    -----------------   Accrual at
                                                          Provision   (Credits)    Cash    Noncash     Year-End
-----------------------------------------------------------------------------------------------------------------
Provision for operational realignment and other charges:
  Asset Impairments                                        $ 430         21      $ --     $(451)      $ --
  Severance and outplacement costs                           142        (20)      (19)       --        103
  Noncancelable lease obligations                             82         (9)       (6)       --         67
  Dispositions of business and other costs                    71          8       (13)       --         66
-----------------------------------------------------------------------------------------------------------------
         Total provision                                   $ 725          -      $(38)    $(451)      $236
-----------------------------------------------------------------------------------------------------------------

         We have included in asset impairments the write off of $68 million of purchased in-process research and development associated with the acquisition of Medicode, Inc. The in-process projects were focused on the continued development and evolution of next generation medical databases and software solutions including clinical editing software, benchmarking databases and technologies. These technologies upon completion will enable both healthcare payers and providers to use the same data generated in the treatment documentation process to then be used in the financial transaction process, which involves provider compensation, care utilization review, trend analysis and management reporting. As of the date of acquisition, Medicode had invested $8.5 million in the in-process projects identified above. We estimate that it will be necessary to dedicate approximately $2.2 million over the next sixteen months in order to successfully complete these projects.

Details of the asset impairments are as follows (in millions):


                                                       Triggering Event           Expected Disposal          Disposal Date
-------------------------------------------------------------------------------------------------------------------------------
UnitedHealthcare intangible and operating             A decision to exit or      Operating assets will be    The carrying value
assets of certain health plan and small               reconfigure these          abandoned or disposed       of the assets will
group insurance markets                       $291    businesses, markets        of upon exit or             be depreciated
                                                      and products.              reconfiguration of the      over the estimated
Specialized Care Services intangible                                             market, business, or        remaining life,
and operating assets                          $ 39                               products.                   with physical
                                                                                                             disposal during
                                                                                                             either the fourth
                                                                                                             quarter of 1998
                                                                                                             or the first six
                                                                                                             months of 1999.
-------------------------------------------------------------------------------------------------------------------------------
Ingenix purchased in-process research                 The acquisition of         Not applicable.             Written down
and development                               $ 68    Medicode, Inc. occurred                                during second
                                                      in December 1997.                                      quarter of 1998.
                                                      The final allocation of
                                                      purchase price and
                                                      valuation of acquired
                                                      intangibles was completed
                                                      in June 1998.

------------------------------------------------------------------------------------------------------------------------------
Corporate operating assets                    $ 53    Realignment initiatives    Operating assets have       The carrying
                                                      resulted in operating      been or will be written     value of the
                                                      assets to be abandoned or  off, abandoned or           assets will be
                                                      disposed.                  disposed of upon exit of    depreciated over
                                                                                 certain businesses or as a  the estimated
                                                                                 result of other             remaining life
                                                                                 realignment initiatives.    with physical
                                                                                                             disposal during
                                                                                                             either the fourth
                                                                                                             quarter of 1998
                                                                                                             or the first six
                                                                                                             months of 1999.
------------------------------------------------------------------------------------------------------------------------------
Total                                         $451
------------------------------------------------------------------------------------------------------------------------------

         We believe the aggregate reduction in our overall cost structure from our realignment and other cost reduction activities will approximate $300 million annually by the end of the year 2000. We expect to realize approximately $75 million of these reductions in 1999.

         The operational realignment charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate.


1997 RESULTS COMPARED TO 1996 RESULTS

PREMIUM REVENUES
During 1997, consolidated premium revenues totaled $10.1 billion, representing an increase of $1.6 billion, or 19%, compared to 1996. Excluding the effects of acquisitions, premium revenues in 1997 increased by 17% over 1996.

         The increase in premium revenues in 1997 was primarily due to growth in year-over-year same-store commercial health plan revenues of $1.5 billion, or 25%. The increase reflected same-store commercial health plan enrollment growth of 13% and average year-over-year premium rate increases on renewing commercial groups of approximately 5%. Growth in our Medicare programs also contributed to the increase in premium revenues, with a year-over-year same-store increase of 53% in Medicare enrollment.

         The 1997 year-over-year increase in premium revenues from commercial and Medicare products was partially offset by a $220 million decrease from non-network-based indemnity products. Nearly $60 million of this decrease resulted because we discontinued our relationship with a broker who sold and administered small group indemnity business on our behalf, which led to the loss of 30,000 indemnity members effective July 1, 1997. The remaining decrease was from declining enrollment in these products, which is attributed to average rate increases of 10% to 20% that started in 1996 and continued into 1997, as well as other business factors.

MANAGEMENT SERVICES AND FEE REVENUES
Management services and fee revenues in 1997 totaled $1.4 billion, representing an increase of $30 million, or 2%, over 1996. The increase resulted from enrollment growth within managed health plans and an increase in individuals served by our Specialized Care Services business. Offsetting these increases, fee revenues from self-funded products decreased $15 million because of declining enrollment in these products. In addition, the June 30, 1997, sale of our subsidiary, United HealthCare Administrators, Inc., resulted in a $24 million decrease in these revenues in 1997 compared to 1996.

INVESTMENT AND OTHER INCOME
Investment and other income increased to $231 million in 1997 from $185 million in 1996. The increase of $46 million is primarily attributable to an increase in average cash and investments from $3.2 billion in 1996 to $3.6 billion in 1997. Additionally, 1997 investment and other income included net capital gains of $26 million compared with $4 million in 1996.

MEDICAL COSTS
During 1997, the medical care ratio increased slightly from 84.0% in 1996 (before nonrecurring charges) to 84.3%. The 1997 increase in the medical care ratio was the result of several factors:

- A few specific health plan markets had medical care ratios substantially higher than our other health plans in the aggregate. The reasons varied from plan to plan, but generally, medical cost controls and provider contracting initiatives were not being fully implemented and commercial premium yields were insufficient compared to corresponding medical costs.

- Several markets had recently introduced Medicare products, which had been well received and were growing rapidly. We generally experience higher medical care ratios during the early stage of Medicare product introductions.

- Medicaid premiums did not increase and, in fact, decreased in several markets.

OPERATING EXPENSES
During 1997, our SG&A ratio improved from 21.5% in 1996 to 20.0%. The improvement in the 1997 SG&A ratio reflected ongoing operating efficiencies as well as our diligence in managing operating expenses. On an absolute dollar basis, selling, general and administrative costs increased $199 million in 1997, or 9%, over 1996. This increase reflects the additional infrastructure needed to support the $1.6 billion increase in premium-based business, as well as the additional investment in new Medicare markets and increased support for our growing Specialized Care Services businesses.

FINANCIAL CONDITION AND LIQUIDITY AS OF DECEMBER 31, 1998
During 1998, we generated more than $1.0 billion in cash from operating activities. We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.4 billion at December 31, 1998, an increase of $400 million over December 31, 1997. Our long-term investments, $2.6 billion as of December 31, 1998, are classified as available for sale and are periodically sold prior to their maturity date to fund working capital or for other purposes.

         During 1998, we also took several actions to improve our capital structure:

- We redeemed $500 million of convertible preferred stock with a cumulative dividend rate of 5.75% (a pre-tax effective rate of approximately 9.0%). The redemption of the preferred shares was financed with $650 million of unsecured notes payable at a weighted-average pre-tax effective interest rate of 6.0%, thereby decreasing our financing cost for this $500 million by 34% in the first year. The debt placement consisted of $400 million in unsecured notes due December 1999, with an interest rate of 5.65%, and $250 million in unsecured notes due December 2003, with an interest rate of 6.65%.

- We repurchased 11.3 million shares of our common stock for an aggregate cost of $436 million, an average cost of approximately $40 per share. Under our stock repurchase program, we may purchase up to 18.7 million shares of our outstanding common stock. Purchases may be made from time to time at prevailing prices, subject to certain restrictions relating to volume, pricing and timing.

- We established a $600 million commercial paper program, which provides increased flexibility in managing our capital structure. At December 31, 1998, there were $59 million in commercial paper borrowings outstanding at an average interest rate of 5.3%.

         In support of our commercial paper program, we entered into a $600 million credit arrangement with a group of banks. The agreement is comprised of a $300 million five-year revolving credit facility and a $300 million 364-day credit facility. No borrowings were outstanding under the credit facilities as of December 31, 1998.

- In January 1998, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to sell up to $200 million of debt securities and preferred or common shares. The shelf filing registered the securities and allows us to sell them from time to time in the event we need financing. Proceeds from sales of these securities may be used for a variety of general corporate purposes, including working capital, securities repurchases and acquisitions. In October 1998, we filed another shelf registration statement to sell up to $1.05 billion of debt securities, preferred stock, common stock, depository shares, warrants and trust preferred securities. These securities may not be sold until the SEC declares the registration statement effective.

         Cash generated from operating activities and proceeds received from our 1998 financing activities were used to redeem outstanding preferred stock, repurchase common stock, and for other general corporate purposes, including acquisitions. We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives.

         As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. After taking into account these regulations, approximately $500 million of our $4.4 billion of cash and investments at December 31, 1998, was available for general corporate use, including working capital needs.

         The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. At December 31, 1998, we were well within the requirements of all debt covenants.

         In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment plan. We believe our after-tax cash outlay associated with these charges will be in the range of $75 million to $100 million over the next 12 months.

         Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products and programs and may include acquisitions.

GOVERNMENT REGULATION
Our primary business, offering health care coverage and health care management services, is heavily regulated at the federal and state levels. We strive to comply in all respects with applicable regulations and may be required to make changes from time to time in our services, products, marketing methods or organizational or capital structure.

         Regulatory agencies generally have broad discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change from time to time. These changes could affect our operations and financial results.

         Certain proposed changes in Medicare and Medicaid programs may improve opportunities to enroll people under products developed for these populations. Other proposed changes could limit available reimbursement and increase competition in those programs, with adverse effects on our financial results. Also, it could be more difficult for us to control costs if federal and state bodies continue to consider and enact significant and onerous managed care laws and regulations. Among the legislative proposals are proposals that could expand health plan liability or increase medical expenses.

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

         A comprehensive set of claims regulations has been proposed by the United States Department of Labor (DOL) that could have a significant impact on the Company. These regulations are applicable to employee benefit plans subject to ERISA. In addition to various other requirements, the regulations would create new time frames for processing claims and giving notification of incomplete claims, would impose certain notification requirements following a claim determination, and would impose certain post-appeal disclosure obligations on the Company's insured and self-funded business. The DOL has solicited public comment on the proposals, and the regulations, if adopted, could vary significantly from the proposals.

         Health care fraud and abuse has become a top priority for the nation's law enforcement entities, which have focused on participants in federal government health care programs such as Medicare, Medicaid and the Federal Employees Health Benefits Program (FEHBP). We participate extensively in these programs.

         We also are subject to governmental investigations and enforcement actions. Included are actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; the FEHBP; Medicare and Medicaid; federal and state fraud and abuse laws; and laws relating to care management and health care delivery. Government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. We currently are involved in various government investigations and audits, but we do not believe the results will have a material adverse effect on our financial position or results of operations.

REGULATORY CAPITAL AND
DIVIDEND RESTRICTIONS
The Company's operations are conducted through United HealthCare Corporation, its wholly-owned subsidiary United HealthCare Services, Inc. and their respective subsidiaries, which consist principally of Health Maintenance Organizations (HMOs) and insurance companies. HMOs and insurance companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by regulated insurance and HMO companies, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

         As of December 31, 1998, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.4 billion, compared with their aggregate minimum statutory capital and surplus requirements of $390 million. The amount of dividends that may be paid to the Company or United HealthCare Services, Inc., by their insurance and HMO subsidiaries at December 31, 1998, without prior approval by state regulatory authorities, is limited to approximately $120 million. There are no such restrictions on distributions from United HealthCare Services, Inc. to the Company or on distributions from the Company to its shareholders.

         The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but few states had adopted the rules as of December 31, 1998. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. However, we believe we can redeploy capital among our regulated entities to minimize the need for incremental capital investment of general corporate financial resources into regulated subsidiaries. As such, we do not anticipate a significant impact on our aggregate capital or investments in regulated subsidiaries.

CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed by professional investment managers within an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of December 31, 1998, there were no significant concentrations of credit risk.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since the date of the Company's quarterly report filed on Form 10-Q for the quarter ended September 30, 1998, no material changes have occurred in the Company's exposure to market risk associated with our investments in market risk-sensitive financial instruments. We do not believe that our risk of a loss in future earnings or a decline in fair values or cash flow attributable to such investments is material.

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

         While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have health care cost containment measures similar to those in place for network-based products. As a result, there is added health care cost inflation risk with these products.

YEAR 2000 ACTIVITIES
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require ongoing enhancements to keep pace with the continuing changes in information technology, evolving industry standards, and customer preferences. We have been modifying our computer systems to accommodate the Year 2000. The Year 2000 problem exists throughout the global marketplace, as many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900.

         Starting in 1995, our formal Year 2000 Project Office began implementing a remediation plan so that critical information systems applications, end-user developed application tools, and business interfaces remain intact and can function properly through the century change. We are on schedule to complete, test and certify our Year 2000 remediation efforts by September 30, 1999. A more detailed description and current status of our Year 2000 activities follows.

TECHNICAL INFRASTRUCTURE

MAINFRAME TECHNOLOGY In conjunction with our two vendors that provide support for our data center operations, we have completed, tested and certified 99% of our remediation efforts for the hardware, operating system and supporting software remediation efforts on our two primary mainframe computer systems. In addition, we are in the process of reviewing some of our smaller mainframe systems and making modifications as necessary. We expect to be 100% complete with all mainframe hardware and software technology Year 2000 modifications by March 31, 1999. We also have installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

DESKTOP HARDWARE AND SOFTWARE We have inventoried all of our desktop hardware and software-- more than 40,000 computing devices of multiple makes and models. All noncompliant desktop hardware and software have been identified and are being modified or replaced with compliant systems by September 30, 1999.

TELECOMMUNICATIONS We have inventoried all of our telecommunication systems-- more than 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing noncompliant telecommunication systems. As of December 31, 1998, we were approximately 75% Year 2000 compliant with our data and voice networks. We expect all of our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

BUSINESS APPLICATIONS

CRITICAL SOFTWARE APPLICATIONS We use 500 different software applications that include more than 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and systems that will be modified for Year 2000 compliance. We have determined that 36% of our software applications will not be used after December 31, 1999, due to conversions, consolidations and software replacements. Of the remaining applications, over 90% have been made Year 2000 compliant, tested and certified or are scheduled to be certified for compliance. The balance of the applications are yet to be tested. We expect all critical Year 2000 software modifications to be completed by March 31, 1999, with further testing and certification during the remainder of 1999.

END-USER DEVELOPED APPLICATIONS End-user developed applications are analysis tools that have been internally developed by individual employees or operating segments primarily running on personal computers or client servers. The Year 2000 Project Office has continuously communicated with all employees explaining the risks of noncompliant applications and provided tools and techniques to make them compliant. We have identified and are tracking and assessing Year 2000 compliance issues with respect to all potentially critical end-user applications.

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

DEPENDENCE ON THIRD PARTIES

We use approximately 300,000 different medical providers and more than 92,000 vendors. Approximately 2,000 vendors have been identified as critical business partners and suppliers. We are currently in communication with these critical business partners to analyze their Year 2000 compliance efforts. We expect to complete our analysis of critical vendor readiness and identify alternative vendors, where necessary, by July 31, 1999. We will not be individually contacting all of the 300,000 medical providers with whom we conduct business regarding Year 2000 compliance issues. However, we will be testing and verifying the electronic collection of data with our providers through our EDI (electronic data interface) clearinghouse vendors.

COSTS OF YEAR 2000 COMPLIANCE

The projected costs of our Year 2000 compliance efforts and the date on which we plan to complete the necessary Year 2000 remediation efforts are based on management's best estimates, which were derived using various assumptions of future events. However, there can be no guarantee that these estimates will be achieved, and actual results could differ significantly from our current plans. Specific factors that might cause significant differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct the relevant computer codes, and the ability of our significant vendors, providers, customers, and others with whom we conduct business to identify and resolve their own Year 2000 issues.

         Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of December 31, 1998, our historical and projected costs to complete our Year 2000 remediation plan were as follows (in millions):


            Expenses Incurred to Date            Projected Expenses
         ------------------------------     ------------------------------
         Resources         Depreciation     Resources         Depreciation      Total
------------------------------------------------------------------------------------------
1996          $    1            $   -            $   -             $   -             $   1
1997              12                -                -                 -                12
1998              18                -                -                 -                18
1999               -                -               18                 7                25
2000               -                -                3                 9                12
2001               -                -                -                 9                 9
2002               -                -                -                 2                 2
------------------------------------------------------------------------------------------
              $   31            $   -            $  21             $  27             $  79
------------------------------------------------------------------------------------------

BUSINESS RISKS OF NONCOMPLIANT SYSTEMS

Although we are committed to completing and testing our remediation plan well in advance of the Year 2000, there are risks if we do not meet our objectives by December 31, 1999. Operationally, the most severe risk is business interruption. Specific examples of situations that could cause business interruption include, but are not limited to: computer hardware or application software processing errors or failures, facilities or infrastructure failures, or critical outside providers, suppliers, or customers who may not be Year 2000 compliant. Depending on the extent and duration of business interruption resulting from noncompliant Year 2000 systems, such interruption may have a material adverse effect on our results of operations, liquidity and financial condition.

CONTINGENCY PLANS

Each area of our Year 2000 compliance effort is currently developing contingency plans to mitigate the risk of failure, and to provide for a speedy recovery from possible failures associated with the century change. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems emerge. The target date for completion of the initial contingency plans is April 1, 1999. Contingency plans will be final by July 31, 1999.

LEGAL MATTERS

Six suits assert claims under the U.S. securities laws against UnitedHealth Group and certain of its current and former officers and directors. The plaintiffs are shareholders of the Company who purport to sue on behalf of a class of purchasers of the Company's common shares during the period February 12, 1998, through August 5, 1998 (the "Class Period"). Each complaint was filed in the United States District Court for the District of Minnesota. Each of the six actions claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. In substance, the complaints allege that the Company made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the Company made materially false statements about its medical costs and the expenses related to its realignment. The complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of the Company's shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints allege that once the Company's true financial condition was revealed on August 6, 1998, the price of its common shares fell from a closing price of $52 7/8 per share on August 5, 1998, to a closing price of $37 7/8 per share on August 6, 1998.
The complaints seek compensatory damages in unspecified amounts.

         On January 19, 1999, we received a consolidated amended complaint (In re United HealthCare Corporation Securities Litigation, No. 98-1888 in the United States District Court for the District of Minnesota) for the six suits, which essentially restates the allegations made in the earlier complaints.

         On March 22, 1999, two actions were filed in the United States District Court for the District of Minnesota by two pension funds against United, certain current and former officers and directors, and other individuals yet to be identified. The pension funds wish to "opt-out" of the aforementioned purported class action suits. These individual actions essentially restate the allegations made in the purported class actions and claim violations of Sections 10(b), 18(a) and 20 of the Securities Exchange Act. In addition, both actions assert a claim of negligent misrepresentation and securities claims under state law. In the aggregate, the plaintiff pension funds seek compensatory damages totaling approximately $12.1 million.

         We intend to defend these actions vigorously.

         We are also involved in other legal actions that arise in the ordinary course of business. Although we cannot predict the outcomes of legal actions, it is our opinion that the resolution of all currently pending or threatened actions, including the class action lawsuit described above, will not have an adverse effect on our consolidated financial position or results of operations.

CAUTIONARY STATEMENT REGARDING
"FORWARD-LOOKING" STATEMENTS

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation, and other sections of this annual report to shareholders, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used herein, the words or phrases "believes," "expects," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Statements that are not strictly historical are "forward-looking" statements under the safe harbor provisions of the PSLRA. Forward-looking statements involve known and unknown risks, which may cause actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from expectations include, without limitation, the effects of state and federal regulations, the effects of acquisitions and divestitures, and other risks described from time to time in each of UnitedHealth Group's SEC reports, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and reports on Form 8-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Since the date of the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 1998, no material changes have occurred in the Company's exposure to market risk associated with the Company's investments in market risk sensitive financial instruments. We do not believe that our risk of a loss in future earnings or a decline in fair values or cash flow attributable to such investments is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS UNITEDHEALTH GROUP


                                                        For the Year Ended December 31,
(in millions, except per share data)                      1998       1997       1996
----------------------------------------------------------------------------------------
REVENUES

         Premiums                                       $ 15,516    $ 10,135    $  8,491
         Management Services and Fees                      1,590       1,428       1,398
         Investment and Other Income                         249         231         185
----------------------------------------------------------------------------------------
         Total Revenues                                   17,355      11,794      10,074
----------------------------------------------------------------------------------------

OPERATING EXPENSES

         Medical Costs                                    13,523       8,542       7,180
         Selling, General and Administrative Expenses      2,964       2,364       2,165
         Depreciation and Amortization                       185         146         133
         Merger Costs                                         --          --          15
         Operational Realignment and Other Charges           725          --
----------------------------------------------------------------------------------------
         Total Operating Expenses                         17,397      11,052       9,493
----------------------------------------------------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                              (42)        742         581

         Interest Expense                                     (4)         --          --
----------------------------------------------------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                          (46)        742         581

         Provision for Income Taxes                         (120)       (282)       (225)
----------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                         (166)        460         356

CONVERTIBLE PREFERRED STOCK DIVIDENDS                        (28)        (29)        (29)

CONVERTIBLE PREFERRED STOCK REDEMPTION PREMIUM               (20)         --          --
----------------------------------------------------------------------------------------

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS   $   (214)   $    431    $    327
----------------------------------------------------------------------------------------

BASIC NET EARNINGS (LOSS) PER COMMON SHARE              $  (1.12)   $   2.30    $   1.80
----------------------------------------------------------------------------------------

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE            $  (1.12)   $   2.26    $   1.76
----------------------------------------------------------------------------------------

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                                  191         187         182

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS                  --           4           4
----------------------------------------------------------------------------------------

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING, ASSUMING DILUTION                      191         191         186
----------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS UNITEDHEALTH GROUP


                                                                    As of December 31,
(in millions, except share and per share data)                   1998             1997
--------------------------------------------------------------------------------------
ASSETS

Current Assets
         Cash and Cash Equivalents                               $1,644    $   750
         Short-Term Investments                                     170        506
         Accounts Receivable, net of allowances of $64 and $45      991        768
         Assets Under Management                                  1,155         28
         Other Current Assets                                       320        141
--------------------------------------------------------------------------------------

                  Total Current Assets                            4,280      2,193
Long-Term Investments                                             2,610      2,785
Property and Equipment, net of accumulated depreciation of
  $463 and $350                                                     294        364
Goodwill and Other Intangible Assets, net of accumulated
  amortization of $258 and $205                                   2,517      2,281
--------------------------------------------------------------------------------------
                  Total Assets                                   $9,701    $ 7,623
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Medical Costs Payable                                   $2,780      1,565
         Other Policy Liabilities                                   714        235
         Accounts Payable and Accrued Liabilities                   739        495
         Short-Term Debt                                            459         --
         Accrued Operational Realignment and Other Charges          236         --
         Unearned Premiums                                          414        275
--------------------------------------------------------------------------------------
                  Total Current Liabilities                       5,342      2,570
Long-Term Debt                                                      249         --
Other Long-Term Liabilities                                          72         19
Convertible Preferred Stock                                          --        500
Commitments and Contingencies (Note 14)
--------------------------------------------------------------------------------------
Shareholders' Equity
         Common Stock, $0.01 par value - 500,000,000
           shares authorized; 183,930,000 and
           191,111,000 issued and outstanding                         2          2
         Additional Paid-in Capital                               1,107      1,398
         Retained Earnings                                        2,885      3,105
         Net Unrealized Holding Gains on Investments
           Available for Sale, net of income tax effects             44         29
--------------------------------------------------------------------------------------
                  Total Shareholders' Equity                      4,038      4,534
--------------------------------------------------------------------------------------
                  Total Liabilities and Shareholders' Equity      $9,701   $ 7,623
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY UNITEDHEALTH GROUP


                                                                                                 Net
                                                                                              Unrealized
                                                                                             Holding Gains
                                                                                             (Losses) on
                                                           Common Stock  Additional          Investments   Total
                                                           ------------   Paid-in   Retained  Available Shareholders' Comprehensive
(in millions, except per share data)                       Shares Amount  Capital   Earnings  for Sale     Equity     Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                 175   $  2   $  822    $ 2,359     $  5    $ 3,188
  Issuance of Common Stock
           Stock Plans and Related Tax Benefits                2     --       56         --       --         56
           Acquisitions                                        8     --      270         --       --        270
  Comprehensive Income
           Net Earnings                                       --     --       --        356       --        356       $   356
           Other Comprehensive Income Adjustments
                    Change in Net Unrealized Holding
                       Losses on Investments Available
                       for Sale, net of income tax effects    --     --       --         --      (12)       (12)          (12)
                                                                                                                      -------
                                 Comprehensive Income         --     --       --         --       --         --       $   344
                                                                                                                      -------
  Cash Dividends
           Common Stock ($0.03 per share)                     --     --       --         (6)      --         (6)
           Convertible Preferred Stock ($57.50 per share)     --     --       --        (29)      --        (29)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                 185      2    1,148      2,680       (7)     3,823
  Issuance of Common Stock
           Stock Plans and Related Tax Benefits                3     --      116         --       --        116
           Acquisitions                                        3     --      144         --       --        144
  Stock Repurchases                                           --     --      (10)        --       --        (10)

  Comprehensive Income
           Net Earnings                                       --     --       --        460       --        460       $   460
           Other Comprehensive Income Adjustments
                    Change in Net Unrealized Holding
                       Gains on Investments Available
                       for Sale, net of income tax effects    --      --      --         --       36         36           36
                                                                                                                      ------
                                     Comprehensive Income     --      --      --         --       --         --       $  496
                                                                                                                      ------
  Cash Dividends
           Common Stock ($0.03 per share)                     --      --      --         (6)      --         (6)
           Convertible Preferred Stock ($57.50 per share)     --      --      --        (29)      --        (29)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                 191       2   1,398      3,105       29      4,534
  Issuance of Common Stock
           Stock Plans and Related Tax Benefits                4      --     131         --       --        131

           Acquisitions                                       --      --      14         --       --         14
  Stock Repurchases                                          (11)     --    (436)        --       --       (436)

  Comprehensive Income (Loss)
           Net Loss                                           --      --      --       (166)      --       (166)     $  (166)
           Other Comprehensive Income Adjustments
                    Change in Net Unrealized Holding
                       Gains on Investments Available
                       for Sale, net of income tax effects    --      --      --         --       15         15          15
                                                                                                                      ------
                                 Comprehensive Loss           --      --      --         --       --         --      $  (151)
                                                                                                                      ------
  Cash Dividends
           Common Stock ($0.03 per share)                     --      --      --         (6)      --         (6)

           Convertible Preferred Stock ($56.03 per share)     --      --      --        (28)      --        (28)
  Convertible Preferred Stock Redemption Premium              --      --      --        (20)      --        (20)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                 184    $  2 $ 1,107    $ 2,885     $ 44     $4,038
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS UNITEDHEALTH GROUP

                                                                 For the Year Ended December 31,
(in millions)                                                       1998       1997       1996
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

         Net Earnings (Loss)                                      $  (166)   $   460    $   356
         Noncash Items
              Depreciation and Amortization                           185        146        133
              Deferred Income Taxes                                  (184)        91         48
              Asset Impairments                                       451         --         --
              Provision for Future Losses                              --         --         45
              Other                                                    --         --         (8)

         Net Change in Other Operating Items, net of effects from
           acquisitions, sales of subsidiaries and changes in AARP
           balances
              Accounts Receivable and Other Current Assets             41        (84)      (185)
              Medical Costs Payable                                   269         53        321
              Accounts Payable and Other Current Liabilities          137        (30)      (202)
              Accrued Operational Realignment and Other Charges       236        ---         --
              Unearned Premiums                                       102         47         54
--------------------------------------------------------------------------------------------------
              Cash Flows From Operating Activities                  1,071        683        562
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

         Cash Paid for Acquisitions, net of cash assumed
           and other effects                                         (464)        --        (52)
         Purchases of Property and Equipment and
           Capitalized Software                                      (210)      (187)      (165)
         Proceeds from Sales of Property and Equipment                 59         --        --
         Purchases of Investments                                  (2,799)    (6,706)    (5,010)
         Maturities/Sales of Investments                            3,435      5,889      4,755
--------------------------------------------------------------------------------------------------
              Cash Flows From(Used For) Investing Activities           21     (1,004)      (472)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

         Proceeds from Issuance of Debt                               708         --         --
         Proceeds from Stock Option Exercises                          84         79          42
         Redemption of Convertible Preferred Stock                   (520)        --          --
         Stock Repurchases                                           (436)       (10)         --
         Dividends Paid
           Convertible Preferred Stock                                (28)       (29)         (29)
           Common Stock                                                (6)        (6)          (6)
--------------------------------------------------------------------------------------------------
              Cash Flows (Used For) From Financing Activities        (198)        34            7
--------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      894       (287)          97
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        750      1,037          940
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,644    $   750      $ 1,037
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNITEDHEALTH GROUP

(1) DESCRIPTION OF BUSINESS

UnitedHealth Group ("the Company," "we," "us," "our") is a national leader in offering health care coverage and related services to help people achieve improved health and well-being through all stages of life. We provide a broad spectrum of products and services and operate in all 50 states, the District of Columbia and Puerto Rico, as well as internationally.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have prepared the consolidated financial statements in accordance with generally accepted accounting principles and have included the accounts of UnitedHealth Group and its subsidiaries. We have eliminated all significant intersegment and intercompany accounts and transactions.

USE OF ESTIMATES

These financial statements include some amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities, intangible asset valuations and useful lives, integration reserves relating to acquisitions, and liabilities and asset impairments relating to our operational realignment activities. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

REVENUE RECOGNITION

Premium revenues are recognized in the period enrolled members are entitled to receive health care services. Premium payments received from our customers prior to such period are recorded as unearned premiums. Management services and fee revenues are recognized in the period the related services are performed. Premium revenues related to Medicare and Medicaid programs as a percentage of total premium revenues were 20% in 1998, 22% in 1997, and 19% in 1996.

MEDICAL COSTS AND MEDICAL COSTS PAYABLE

Medical costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, and estimates for claims incurred but not yet received.

         The estimates of medical costs and medical costs payable are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors including product changes. The estimates are subject to change as actuarial methods change or as underlying facts, upon which estimates are based, change. We did not change our actuarial methods during 1998, 1997 or 1996. The impact of any changes in estimates is included in the determination of earnings in the period of change. Management believes that the amount of medical costs payable is adequate to cover the Company's liability for unpaid claims as of December 31, 1998.

CASH, CASH EQUIVALENTS, AND INVESTMENTS

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments. Investments with a maturity of less than one year are classified as short-term.

         Investments held by trustees or agencies according to state regulatory requirements are classified as held-to-maturity based on our ability and intent to hold these investments to maturity. Such investments are reported at amortized cost and are included in long-term investments. All other investments are classified as available for sale and reported at fair value based on quoted market prices and are classified as short-term or long-term depending on their maturity term. Periodically, we sell investments classified as long-term prior to their maturity to fund working capital or for other purposes.

         Unrealized gains and losses on investments available for sale are excluded from earnings and reported as a separate component of shareholders' equity, net of income tax effects. To calculate realized gains and losses on the sale of investments available for sale, we use the specific cost of each investment sold. We have no investments classified as trading securities.

ASSETS UNDER MANAGEMENT

Under our 10-year agreement with the AARP, we are administering certain aspects of the AARP's insurance program that were transferred from the program's previous carrier (see Note 7). Pursuant to our agreement with the AARP, the associated assets are managed separately from our general investment portfolio and are used to fund expenditures associated with the AARP program. The assets are invested at our discretion, within certain investment guidelines approved by the AARP. At December 31, 1998, the assets were invested in marketable debt securities. Interest earnings and realized investment gains and losses on these assets accrue to the AARP policyholders and, as such, are not included in our determination of earnings. Assets under management are reported at their amortized cost. Unrealized gains and losses are included in the reserve stabilization fund associated with the AARP program (see Note 7). At December 31, 1998, the AARP investment portfolio included unrealized gains of $12 million.

OTHER POLICY LIABILITIES

Other policy liabilities principally relate to experience-rated indemnity products and primarily include retrospective rate credit reserves and customer balances.

         Retrospective rate credit reserves represent premiums we received in excess of claims and expenses charged under eligible contracts. Reserves established for closed policy years are based on actual experience, while reserves for open years are based on estimates of premiums, claims and expenses incurred.

         Customer balances consist principally of deposit accounts and reserves that have accumulated under certain experience-rated contracts. At the customer's option, these balances may be returned to the customer or may be used to pay future premiums or claims under eligible contracts.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the respective assets, ranging from three years to 30 years. The weighted-average useful life of property and equipment at December 31, 1998, was approximately six years.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the purchase price and transaction costs associated with businesses we acquired in excess of the estimated fair value of the net assets of these businesses. To the extent possible, a portion of the excess purchase price and transaction costs is assigned to certain identifiable intangible assets. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives ranging from three years to 40 years, with a weighted-average useful life of 34 years.

         The useful lives of goodwill and other intangible assets have been assigned based on our best judgment. We periodically evaluate whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of goodwill or other intangible assets.

         The most significant components of goodwill and other intangible assets are comprised of goodwill of $1.6 billion in 1998 and $1.2 billion in 1997, and employer group contracts and supporting infrastructure, distribution networks, and institutional knowledge of $800 million in 1998 and $900 million in 1997, net of accumulated amortization.

LONG-LIVED ASSETS

We review long-lived assets for events or changes in circumstances that would indicate we may not recover their carrying value. We consider a number of factors, including estimated future undiscounted cash flows associated with the long-lived asset, to make this decision. We record assets held for sale at the lower of their carrying amount or fair value, less any costs associated with the final settlement.

INCOME TAXES

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

STOCK-BASED COMPENSATION

We use the intrinsic value method for determining stock-based compensation expenses. Under the intrinsic value method, we do not recognize compensation expense when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. Information on what our stock-based compensation expenses would have been had we calculated those expenses using the fair market values of granted stock options is included in Note 12.

NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares which might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, since their inclusion would be anti-dilutive.

COMPREHENSIVE INCOME

Comprehensive income and its components is reported in the Consolidated Statements of Changes in Shareholders' equity. Comprehensive income is defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, a new standard on accounting for derivative financial instruments and hedging activities was issued. This new standard will not materially affect our financial results or disclosures based upon our current investment portfolio.

(3) ACQUISITIONS

In October 1998, our UnitedHealthcare business acquired HealthPartners of Arizona, Inc. (HPA), with 509,000 members as of the acquisition date. We paid $235 million in cash in exchange for all outstanding shares of HPA. We accounted for the acquisition using the purchase method of accounting, which means the purchase price was allocated to assets and liabilities acquired based on their estimated fair values at the date of acquisition and only the post-acquisition results of HPA are included in our consolidated financial statements. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $223 million, which has been assigned to goodwill. The pro forma effects of the HPA acquisition on our consolidated financial statements were not material.

         During 1998, our Ingenix business segment acquired Kern-McNeill International (KMI), a New Jersey-based contract research organization, and St. Anthony Publishing, Inc. (St. Anthony), a leader in the health care coding and reimbursement publications market. In the aggregate, we paid $188 million in cash and assumed liabilities of $17 million in exchange for all of the common stock of KMI and St. Anthony. We accounted for these acquisitions using the purchase method of accounting. The purchase price and costs associated with these acquisitions exceeded the preliminary estimated fair value of net assets acquired by $205 million, which has preliminarily been assigned to identifiable intangible assets and goodwill. The pro forma effects of these acquisitions on our consolidated financial statements were not material.

         In December 1997, Ingenix acquired Medicode, Inc. (Medicode), a leading provider of health care information products. We issued 2.4 million shares of common stock and 507,000 common stock options with a total fair value of $127 million in exchange for all outstanding shares of Medicode. We accounted for the acquisition using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $123 million, which was preliminarily assigned to goodwill. During the second quarter of 1998, the Company completed the valuation of the intangible assets acquired in the Medicode transaction. Pursuant to the valuation, we expensed $68 million of the excess purchase price representing purchased in-process technology that previously had been assigned to goodwill. In management's judgment, this amount reflects the amount we would reasonably expect to pay an unrelated party for each project included in the technology. The value of in-process research and development of $68 million represented approximately 48% of the purchase price and was determined by estimating the costs to develop the purchased technology into commercially viable products, then estimating the resulting net cash flows from each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. The amount of research and development expended by Medicode on these projects prior to the acquisition date totaled $8.5 million, with another $2.2 million expected to be spent to complete these research and development projects. The in-process technology has not yet reached technological feasibility and has no alternative future use. The in-process projects were focused on the continued development and evolution of next-generation medical databases and software solutions. The $68 million charge is included as a component of Operational Realignment and Other
Charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998. Based on the final valuation, the remaining excess purchase price of $55 million was assigned to existing technologies, trade names and goodwill. The pro forma effects of the Medicode acquisition on our consolidated financial statements were not material.

          In April 1996, we completed the acquisition of HealthWise of America, Inc. (HealthWise). HealthWise owned or operated health plans in Maryland, Kentucky, Tennessee and Arkansas that served 154,000 members at the time of acquisition. We issued 4.3 million shares of common stock in exchange for all outstanding shares of HealthWise. We accounted for the acquisition as a pooling of interests; however, we did not restate our historical financial results because the effects of this acquisition on our consolidated financial statements were not material. In connection with the HealthWise acquisition, we incurred merger costs of $15 million.

          In March 1996, we completed the acquisition of PHP, Inc. (PHP), a North Carolina-based health plan that served 132,000 members at the time of acquisition. We issued 2.3 million shares of common stock, with a fair value of $140 million, in exchange for all outstanding shares of PHP. We accounted for the acquisition using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the estimated fair value of net assets acquired by $115 million, which has been assigned to goodwill. The pro forma effects of the PHP acquisition on our consolidated financial statements were not material.

         We acquired MetraHealth in October 1995. MetraHealth was formed in January 1995 by combining the group health care insurance operations of Metropolitan Life Insurance Company and The Travelers Insurance Group. We accounted for the acquisition using the purchase method of accounting. The excess purchase price over the fair value of net assets acquired of $1.2 billion was assigned to identifiable intangibles of $635 million in the Indemnity, Administrative Services Only and Specialty businesses consisting of employer group contracts and the supporting infrastructure, distribution networks and institutional knowledge being amortized over periods ranging from 10 to 40 years, with the remaining $560 million assigned to goodwill being amortized over 40 years.

(4) SPECIAL OPERATING CHARGES

OPERATIONAL REALIGNMENT AND OTHER CHARGES

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the quarter, which reflect the estimated costs we will incur under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a net reduction of more than 4,000 positions affecting 6,000 people in various locations. Through December 31, 1998, we have eliminated approximately 2,000 positions pursuant to the Plan.

     Our original provision for operational realignment and other charges was developed based on management's best judgment and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on more current information related to the amounts to be paid for severance and lease cancellation fees. In addition, based on continuing negotiations related to business dispositions, our original estimates for asset impairments and business disposition costs were revised. In total, our Operational Realignment and Other Charges did not change.

     The following table summarizes the components of the operational realignment and other charges for the year ended December 31, 1998 (in millions):

                                          Additional   Charges Incurred
                              Recorded      Charges   ------------------    Accrual at
                              Provision    (Credits)   Cash      Noncash     Year-End
---------------------------------------------------------------------------------------
Provision for operational
 realignment and other
 charges:
  Asset Impairments            $ 430          21      $   -     $ (451)      $   -
  Severance and
   outplacement costs            142         (20)       (19)         -         103
  Noncancelable lease
   obligations                    82          (9)        (6)         -          67
  Dispositions of business
   and other costs                71           8        (13)         -          66
---------------------------------------------------------------------------------------
    Total provision            $ 725           -      $ (38)    $ (451)      $ 236
---------------------------------------------------------------------------------------

     The asset impairments consist principally of goodwill and other long-lived assets, including fixed assets, computer hardware and software and leasehold improvements, from: 1) businesses we intend to dispose of or discontinue, 2) markets where we plan to curtail our operations or change the nature of our operating presence, or 3) the allocation of the purchase price for the acquisition of Medicode.

     Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. We prepared a forecast of expected undiscounted cash flows, where appropriate, to determine whether asset impairments existed. We used discounted cash flows to determine the fair value and measure the write-downs for two of the three health plans. We estimated proceeds on the sale of the managed workers' compensation, small group health insurance, clinical and other health plan businesses in order to determine the fair value and amount of asset write-down for these businesses. The final allocation of the purchase price for the acquisition of Medicode was based on an independent valuation. The asset impairments also consist of other operating assets written down to their net realizable value as a result of operational realignment activities. The carrying value of the net assets held for sale or disposal is approximately $20 million as of December 31, 1998.

     Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities and additional exit costs, represent approximately $175 million and are included in the $725 million of operational realignment and other charges. Our accompanying Consolidated Statements of Operations include revenues and operating losses from these businesses as follows (in millions):

                                                        Year Ended
                                                        December 31,
                                                     1998        1997
-----------------------------------------------------------------------
Revenues                                            $  674      $  644
Loss Before Income Taxes                            $  (31)     $  (31)
-----------------------------------------------------------------------

     The table above does not include operating results from the counties where we will be withdrawing our health plan Medicare product offerings effective January 1, 1999. Annual revenues for 1998 from the Medicare counties we are exiting were approximately $225 million.

     The operational realignment charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate.

MEDICAL COSTS

During the second quarter of 1998, we recorded $175 million of medical cost charges. Of this amount, $101 million related to Medicare contract losses, $19 million related to other increases to Medicare medical costs payable estimates, and $55 million related to increases to commercial medical costs payable estimates.

     The $101 million of contract losses were incurred in 13 of our 24 Medicare markets. These plans contribute half of our annual Medicare premiums of $2.4 billion. Six of these markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the seven other markets, we experienced high medical costs which exceeded the fixed Medicare premiums that only increased 2.5% on average. We incurred $38 million of these Medicare losses during the second quarter and accrued $63 million at June 30, 1998, to cover estimated future losses to be incurred in the third and fourth quarters. We actually incurred $73 million of losses in the third and fourth quarters, and we recorded the additional $10 million as medical costs in the fourth quarter.

(5) METRAHEALTH RESTRUCTURING CHARGES

In connection with our acquisition of The MetraHealth Companies, Inc. (MetraHealth) in 1995, we developed a comprehensive plan to integrate the business activities of the combined companies (the Plan). The Plan included, among other things, the disposition, discontinuance and restructuring of certain businesses and product lines, and the recognition of certain asset impairments. In the fourth quarter of 1995, we recorded $154 million in restructuring charges associated with the Plan.

     In conjunction with ongoing integration efforts, we modified the Plan during 1996. The restructuring reserves established with the original Plan were an accurate estimation of the costs incurred; however, we needed to reallocate the reserve estimates among the associated activities as the original Plan evolved.

     A reconciliation of MetraHealth restructuring activities for the years ended December 31 is as follows (in millions):

                                           1998         1997            1996        1995
--------------------------------------------------------------------------------------------
Balance at beginning of year            $     11     $     28       $     141     $     -

Provision for restructuring costs:
   Severance and Outplacement                 -            -              (10)          24
   Contract Terminations                      -            -                3           58
   Noncancelable Lease
     Obligations                              -            -                7           20
   Asset Impairments                          -            -              -             52

Cash Payments:
   Severance and Outplacement                 -            (3)             (9)          (2)
   Contract Terminations                      (4)          (9)            (39)          (9)
   Noncancelable Lease
     Obligations                              (7)          (5)            (13)          (2)

Noncash Activities
   Property, Equipment and
    Software Write-downs                      -            -              (52)           -
--------------------------------------------------------------------------------------------
Balance at end of year                  $     -      $     11       $      28     $    141
--------------------------------------------------------------------------------------------

(6) PROVISION FOR FUTURE LOSSES

In the second quarter of 1996, we recorded a provision to medical costs of $45 million to cover estimated losses we expected to incur through the remaining terms of two large 28 contracts in our St. Louis health plan. One of the contracts expired in December 1998 and contained a premium rate increase cap of 2.5% per year. The other contract expires in December 2000 and generally limits premium rate increases to annual Consumer Price Index adjustments. As of December 31, 1998, there were approximately 35,000 members under this contract.

     Our estimate of future revenues and losses under these contracts is as follows (in millions):

                                                     Revenues          Losses
-----------------------------------------------------------------------------
1999 estimate                                        $     59       $     (6)
2000 estimate                                        $     61       $     (7)
-----------------------------------------------------------------------------

     We believe the remaining balance in the accrual for future losses of $13 million, which is included in medical costs payable in the accompanying Consolidated Balance Sheets, will be sufficient to cover expected future losses from the remaining contract.

(7) AMERICAN ASSOCIATION OF RETIRED PERSONS

On January 1, 1998, we entered into a ten-year contract to provide insurance products and services to members of the AARP. Under the terms of the contract, we are compensated for claims administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. The AARP has also contracted with certain other vendors to provide other member and marketing services. We report premium revenues associated with the AARP program net of the administrative fees paid to these vendors and an administrative allowance we pay to the AARP.

     Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Consolidated Balance Sheets. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. The RSF balance was $192 million as of January 1, 1998, and is $509 million as of December 31, 1998. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

     We assumed the policy and other liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following assets and liabilities were transferred from the program's previous carrier and are included in our Consolidated Balance Sheets (in millions):

                                                             Amounts      Balance
                                                         Transferred        as of
                                                               as of     December
                                                          January 1,          31,
                                                                1998         1998
-------------------------------------------------------------------------------------
Assets Under Management                                     $    959    $   1,155
Accounts Receivable                                         $    300    $     287
Medical Costs Payable                                       $  1,024    $     830
Other Policy Liabilities                                    $    192    $     509
Accounts Payable and Accrued Liabilities                    $     43    $     103
-------------------------------------------------------------------------------------

         The effect of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

(8) CASH AND INVESTMENTS

As of December 31, 1998 and 1997, the amortized cost, gross unrealized holding gains and losses, and fair value of cash and investments were as follows (in millions):

                                                              Gross Unrealized  Gross Unrealized
1998                                          Amortized Cost    Holding Gains    Holding Losses    Fair Value
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                         $ 1,644           $  --             $  --          $ 1,644
---------------------------------------------------------------------------------------------------------------

Investments Available for Sale
  U.S. Government and Agencies                        668              10                --              678
  State and State Agencies                            675              27                --              702
  Municipalities                                      535              20                --              555
  Corporate                                           628              10                (2)             636
  Other                                               105               6                --              111
---------------------------------------------------------------------------------------------------------------
    Total Investments Available for Sale            2,611              73                (2)           2,682
---------------------------------------------------------------------------------------------------------------

Investments Held to Maturity
  U.S. Government and Agencies                         53              --                --               53
  State and State Agencies                             16              --                --               16
  Municipalities                                        1              --                --                1
  Corporate                                            17              --                --               17
  Other                                                11              --                --               11
---------------------------------------------------------------------------------------------------------------
    Total Investments Held to Maturity                 98              --                --               98
---------------------------------------------------------------------------------------------------------------
    Total Cash and Investments                    $ 4,353           $  73             $  (2)         $ 4,424
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                         $   750           $  --             $  --          $   750
---------------------------------------------------------------------------------------------------------------

Investments Available for Sale
  U.S. Government and Agencies                        685               9                (3)             691
  State and State Agencies                            775              17                --              792
  Municipalities                                      845              18                --              863
  Corporate                                           439               6                --              445
  Other                                               435              --                --              435
---------------------------------------------------------------------------------------------------------------
    Total Investments Available for Sale            3,179              50                (3)           3,226
---------------------------------------------------------------------------------------------------------------

Investments Held to Maturity
  U.S. Government and Agencies                         38              --                --               38
  State and State Agencies                              2              --                --                2
  Municipalities                                        1              --                --                1
  Corporate                                            18              --                --               18
  Other                                                 6              --                --                6
---------------------------------------------------------------------------------------------------------------
    Total Investments Held to Maturity                 65              --                --               65
---------------------------------------------------------------------------------------------------------------
    Total Cash and Investments                    $ 3,994           $  50             $  (3)         $ 4,041
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

As of December 31, 1998, the contractual maturities of cash and cash equivalents and investments were as follows (in millions):

                                           Less Than      One to    More Than Five to     More Than
Years to Maturity                          One Year     Five Years      Ten Years         Ten Years      Total
----------------------------------------------------------------------------------------------------------------
At Amortized Cost:
  Cash and Cash Equivalents                 $ 1,644       $   --          $   --           $   --        $ 1,644
  Investments Available for Sale                139          891             716              865          2,611
  Investments Held to Maturity                   30           60               7                1             98
----------------------------------------------------------------------------------------------------------------
    Total Cash and Investments              $ 1,813       $  951          $  723           $  866        $ 4,353
----------------------------------------------------------------------------------------------------------------

At Fair Value:
  Cash and Cash Equivalents                 $ 1,644       $   --          $   --           $   --        $ 1,644
  Investments Available for Sale                140          910             744              888          2,682
  Investments Held to Maturity                   30           60               7                1             98
----------------------------------------------------------------------------------------------------------------
    Total Cash and Investments$             $ 1,814       $  970          $  751           $  889        $ 4,424
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities that do not have a single maturity date have been presented in the above tables based on their estimated maturity dates.

     Gross realized gains of $31 million, $24 million, and $10 million and gross realized losses of $5 million, $11 million, and $6 million were recognized in 1998, 1997 and 1996, respectively, and are included in investment and other income in the accompanying Consolidated Statements of Operations.

(9) DEBT

In November 1998, we issued $650 million of unsecured notes payable at a weighted-average interest rate of 6.0%. The debt placement consisted of $400 million in unsecured notes due December 1, 1999, with an interest rate of 5.65% and $250 million in unsecured notes due December 1, 2003, with an interest rate of 6.65%.

     In December 1998, we also established a $600 million commercial paper program, thereby providing increased flexibility in managing our capital structure. At December 31, 1998, we had $59 million in commercial paper borrowings outstanding at an average interest rate of 5.3%.

     In support of our commercial paper program, we entered into a $600 million credit arrangement with a group of banks. The agreement is comprised of a $300 million five-year revolving credit facility and a $300 million 364-day credit facility. No borrowings were outstanding as of December 31, 1998, under the credit facilities. Debt consists of the following as of December 31, 1998:

                                                              Carrying
(in millions)                                   Par Value       Value
------------------------------------------------------------------------
5.65% Senior Unsecured
  Note due December 1999                        $     400     $    400
6.65% Senior Unsecured
  Note due December 2003                              250          249
Commercial Paper                                       60           59
------------------------------------------------------------------------
                                                      710          708

Less: Current Portion                                (460)        (459)
------------------------------------------------------------------------
  Total Long-Term Debt                          $     250     $    249
------------------------------------------------------------------------

     The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. As of December 31, 1998, we are well within the requirements of all debt covenants.

     Maturities of debt for the years ending December 31, are as follows (in millions):

      1999     2000     2001     2002     2003
---------------------------------------------------
     $ 459     $ -      $ -      $ -     $ 249
---------------------------------------------------

     The carrying value of the Company's outstanding debt approximates its fair value at December 31, 1998.

(10) CONVERTIBLE PREFERRED STOCK

In December 1998, we redeemed all 500,000 outstanding shares of 5.75% Series
A Convertible Preferred Stock (the Preferred Stock). The Preferred Stock was issued to certain former shareholders of MetraHealth as a portion of the total consideration of our 1995 acquisition of MetraHealth. The redemption price per share of stock was $1,040 per share, or $520 million in the aggregate, which included a redemption premium of $40 per share, or $20 million in the aggregate. The redemption premium of $20 million is deducted from net earnings (loss) to arrive at net earnings (loss) applicable to common shareholders in the accompanying Consolidated Statements of Operations.

(11) SHAREHOLDERS' EQUITY

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

The Company's operations are conducted through United HealthCare Corporation, its wholly-owned subsidiary United HealthCare Services, Inc. and their respective subsidiaries, which consist principally of Health Maintenance Organizations (HMOs) and insurance companies. HMOs and insurance companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by regulated insurance and HMO companies, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

     As of December 31, 1998, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.4 billion, compared with their aggregate minimum statutory capital and surplus requirements of $390 million. The amount of dividends that may be paid to the Company or United HealthCare Services, Inc. by their insurance and HMO subsidiaries at December 31, 1998, without prior approval by state regulatory authorities, is limited to approximately $120 million. There are no such restrictions on distributions from United HealthCare Services, Inc. to the Company or on distributions from the Company to its shareholders.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but few states had adopted the rules as of December 31, 1998. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. However, we believe we can redeploy capital among our regulated entities to minimize the need for incremental capital investment of general corporate financial resources into regulated subsidiaries. As such, we do not anticipate a significant impact on our aggregate capital or investments in regulated subsidiaries.

STOCK REPURCHASE PROGRAM

Pursuant to a board of directors' authorization, we are operating an 18.7 million share common stock repurchase program. These repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 1998, we repurchased 11.3 million shares for an aggregate cost of $436 million, an average cost of approximately $40 per share.

DIVIDENDS

On February 16, 1999, the board of directors approved an annual dividend for 1999 of $0.03 per share payable on April 15, 1999, to holders of common stock as of close of business April 1, 1999.

(12) STOCK-BASED COMPENSATION PLANS

We have stock and incentive plans (the Stock Plans) for the benefit of eligible employees. As of December 31, 1998, the Stock Plans allowed for the future granting of up to 5 million shares as incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, and performance awards to employees.

     In 1995, we adopted the Non-employee Director Stock Option Plans (the 1995
Plan) to benefit members of the board of directors who are not employees. As of December 31, 1998, 34,000 shares were available for future grants of non-qualified stock options under the 1995 Plan.

     Stock options are generally granted at an exercise price not less than the fair market value of the common stock at the date of grant. They may be exercised over varying periods up to 10 years from the date of grant.

Do Not Use
A summary of the activity under our Stock Plans and the 1995 Plan during 1998, 1997 and 1996 is presented in the table below (shares in thousands):

                                          1998                     1997                    1996
--------------------------------------------------------------------------------------------------------
                                               Weighted -               Weighted -            Weighted -
                                                Average                  Average               Average
                                               Exercise                 Exercise              Exercise
                                    Shares       Price       Shares       Price      Shares      Price
--------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    17,113       $  34       16,894       $  29      14,927      $  28
Granted                              5,847       $  39        4,366       $  44       4,125      $  33
Issued in acquisition                   --       $  --          507       $   4          --      $  --
Exercised                           (3,379)      $  23       (3,095)      $  20      (1,336)     $  19
Forfeited                           (1,207)      $  39       (1,559)      $  35        (822)     $  33
--------------------------------------------------------------------------------------------------------
Outstanding at end of year          18,374       $  37       17,113       $  34      16,894      $  29
--------------------------------------------------------------------------------------------------------
Exercisable at end of year           6,725       $  33        6,702       $  28       6,914      $  23
--------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                           Options Outstanding                            Options Exercisable
                             ----------------------------------------------------------------------------------------
                                             Weighted-Average
                                Number          Remaining         Weighted-Average     Number      Weighted-Average
Range of Exercise Prices      Outstanding   Option Term (years)    Exercise Price    Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------------------------
$ 0 - $22                        1,672            3.8                   $13             1,491           $14
$23 - $35                        7,364            8.0                   $33             2,265           $31
$36 - $46                        6,099            7.7                   $42             2,041           $41
$47 - $55                        3,156            8.2                   $50               888           $49
$56 - $73                           83            9.2                   $66                40           $73
---------------------------------------------------------------------------------------------------------------------
$ 0 - $73                       18,374            7.6                   $37              6,725          $33
---------------------------------------------------------------------------------------------------------------------

     We increased additional paid-in capital $47 million in 1998, $37 million in 1997, and $15 million in 1996 to reflect the tax benefit we received upon the exercise of non-qualified stock options.

     We do not recognize compensation expense in connection with stock option grants because we grant stock options at exercise prices that equal or exceed the fair market value of the stock at the time options are granted. If we had determined compensation expense using fair market values for stock options granted, net earnings (loss) would have been reduced to the following pro forma amounts:

                                             1998      1997      1996
----------------------------------------------------------------------
Net Earnings (Loss) (in millions)
   As Reported                              $(166)    $ 460     $ 356
   Pro Forma                                $(206)    $ 430     $ 332
-----------------------------------------------------------------------
Diluted Net Earnings (Loss) Per
     Common Share
   As Reported                              $(1.12)   $2.26     $1.76
   Pro Forma                                $(1.33)   $2.10     $1.63
-----------------------------------------------------------------------
Weighted-Average Fair Value Per Share
   of Options Granted                       $   16    $  25     $  23
-----------------------------------------------------------------------

     To determine compensation cost under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     Principal assumptions used in applying the Black-Scholes model were as follows:

                                             1998      1997      1996
----------------------------------------------------------------------
Risk-Free Interest Rate                      5.2%      6.0%      6.6%
Expected Volatility                           46%       56%       57%
Expected Dividend Yield                      0.1%      0.1%      0.1%
Expected Life in Years                       5.8       5.6       5.0
-----------------------------------------------------------------------

     Because we did not apply the fair value method of accounting to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of what can be expected in future years.

EMPLOYEE STOCK OWNERSHIP PLAN

We have a non-leveraged Employee Stock Ownership Plan (the ESOP) for the benefit of all eligible employees. Company contributions to the ESOP are made at the discretion of the board of directors. We made contributions to the ESOP of $4 million in 1998, $4 million in 1997, and $3 million in 1996.

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the ESPP) allows all eligible employees to purchase shares of common stock on semiannual offering dates at a price that is the lesser of 85% of the fair market value of the shares on the first day or the last day of the semiannual period. Employee contributions were $19 million for 1998, $17 million for 1997, and $16 million for 1996. Through the ESPP, we issued to employees 206,000 shares in 1998, 422,000 in 1997, and 392,000 shares in 1996. As of December 31, 1998, 3.0 million shares were available for future issuance.

(13) INCOME TAXES

Components of the Provision (Benefit) for Income Taxes

Year Ended December 31, (in millions)        1998      1997      1996
----------------------------------------------------------------------
Current
   Federal                                  $ 273    $ 171     $ 159
   State                                       31       20        18
----------------------------------------------------------------------
     Total Current                            304      191       177
Deferred                                     (184)      91        48
----------------------------------------------------------------------
     Total Provision                        $ 120    $ 282     $ 225
----------------------------------------------------------------------

Reconciliation of the Tax Provision at the U.S. Federal Statutory Rate to the Provision for Income Taxes

Year Ended December 31, (in millions)        1998      1997      1996
----------------------------------------------------------------------
Tax Provision (Benefit) at
   U.S. Federal statutory rate              $ (16)   $ 259     $ 203
State income taxes,
   net of federal benefit                      19       21        14
Tax-Exempt investment income                  (25)     (21)      (11)
Non-deductible asset
   impairments and amortization               124       21        18
Non-deductible losses
   and expenses                                12        7         2
Other, net                                      6       (5)       (1)
----------------------------------------------------------------------
   Provision  for Income Taxes              $ 120    $ 282     $ 225
----------------------------------------------------------------------


Components of Deferred Income Tax Assets and Liabilities

December 31, (in millions)                             1998     1997
----------------------------------------------------------------------
Deferred Income Tax Assets
   Accrued operational realignment and other
     charges, and restructuring reserves              $ 138    $  23
   Bad debt allowance                                    13        9
   Medical costs payable and
     other policy liabilities                            22       22
   Loss reserve discounting                              51       10
   Unearned premiums                                     68       19
   Intangible amortization                                7        3
   Net operating loss carryforwards                      34        6
   Other                                                  8        2
----------------------------------------------------------------------
Subtotal                                                341       94
   Less: Valuation allowance                            (34)      (6)
----------------------------------------------------------------------
Total Deferred Income Tax Assets                        307       88
----------------------------------------------------------------------
Deferred Income Tax Liabilities
   Capitalized software development                     (31)     (19)
   Depreciation                                         (12)      --
   Unrealized gains on investments
     available for sale                                 (23)     (18)
   Other                                                 (2)     (10)
----------------------------------------------------------------------
Total Deferred Income Tax Liabilities                   (68)     (47)
----------------------------------------------------------------------
Net Deferred Income Tax Assets                        $ 239    $  41
----------------------------------------------------------------------

     Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. The valuation allowance relates to future tax benefits on certain purchased domestic and foreign net operating losses.

     We paid income taxes of $245 million in 1998, $124 million in 1997, and $96 million in 1996.

     Consolidated income tax returns for fiscal years 1995 and 1994 were examined by the Internal Revenue Service (IRS). The audit was concluded with no material impact on our consolidated operating results or financial position.

     Consolidated income tax returns for fiscal years 1997 and 1996 are currently being examined by the IRS. We do not believe any adjustments that may result will have a material effect on our consolidated operating results or financial position.

(14) COMMITMENTS AND CONTINGENCIES

LEASES

We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2011. Rent expense under all operating leases was $119 million in 1998, $104 million in 1997, and $114 million in 1996.

     At December 31, 1998, future minimum annual lease payments under all noncancelable operating leases were as follows (in millions):

  1999     2000     2001     2002     2003    Thereafter
----------------------------------------------------------
  $105      $88      $70      $52      $37       $157
----------------------------------------------------------

SERVICE AGREEMENTS

In June 1996 and November 1995, we entered into separate 10-year contracts with nonaffiliated third parties for information technology services. Under the terms of the contracts, the third parties assumed responsibility for certain data center operations and support. In September 1996, we entered into a 10-year contract with a third party for certain data network and voice communication services. Future payments under all of these contracts are estimated to be $1.3 billion; however, the actual timing and amount of payments will vary based on usage. Expenses incurred in connection with these agreements were $162 million in 1998, $125 million in 1997, and $70 million in 1996.

LEGAL PROCEEDINGS

Six suits assert claims under the United States securities laws against UnitedHealth Group and certain of its current and former officers and directors. The plaintiffs are shareholders of the Company who purport to sue on behalf of a class of purchasers of the Company's common shares during the period February 12, 1998, through August 5, 1998 (the "Class Period"). Each complaint was filed in the United States District Court for the District of Minnesota. Each of the six actions claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. In substance, the complaints allege that the Company made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the Company made materially false statements about its medical costs and the expenses related to its realignment. The complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of the Company's shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints allege that once the Company's true financial condition was revealed on August 6, 1998, the price of its common shares fell from a closing price of $52 7/8 per share on August 5, 1998, to a closing price of $37 7/8 per share on August 6, 1998. The complaints seek compensatory damages in unspecified amounts.

     On January 19, 1999, we received a consolidated amended complaint (In re United HealthCare Corporation Securities Litigation, No. 98-1888 in the United States District Court for the District of Minnesota) for the six suits which essentially restates the allegations made in the earlier complaints.

     On March 22, 1999, two actions were filed in the United States District Court for the District of Minnesota by two pension funds against United, certain current and former officers and directors, and other individuals yet to be identified. The pension funds wish to "opt-out" of the aforementioned purported class action suits. These individual actions essentially restate the allegations made in the purported class actions and claim violations of Sections 10(b), 18(a) and 20 of the Securities Exchange Act. In addition, both actions assert a claim of negligent misrepresentation and securities claims under state law. In the aggregate, the plaintiff pension funds seek compensatory damages totaling approximately $12.1 million.

     We intend to defend these actions vigorously.

     We are also involved in other legal actions that arise in the ordinary course of business. Although we cannot predict outcomes of legal actions, it is our opinion that the resolution of all currently pending or threatened actions, including the class action lawsuit described above, will not have an adverse effect on our consolidated financial position or results of operations.

BUSINESS RISKS

Certain factors relating to the health care industry and our business should be carefully considered. Companies offering health care coverage and health care management services are heavily regulated at federal and state levels. While we cannot predict regulatory changes or their impact, it is possible that operations and financial results could be negatively affected.

     After several years of moderate increases in health care costs and utilization, the industry experienced a pronounced increase during 1996. Although the rate of these increases appears to have stabilized, there is no assurance that health care costs and utilization will not continue to increase at a more rapid pace. If they do, we may not be able to meet our objective of maintaining price increases at least sufficient to cover health care cost increases.

     Additionally, the health care industry is highly competitive and has seen significant consolidation over the past few years. The current competitive markets in certain areas may limit our ability to price products at appropriate levels. These competitive factors may adversely affect our consolidated financial results.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed by professional investment managers within an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of December 31, 1998, there were no significant concentrations of credit risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the date of the Company's quarterly report filed on Form 10-Q for the quarter ended September 30, 1998, no material changes have occurred in the Company's exposure to market risk associated with our investments in market risk-sensitive financial instruments. We do not believe that our risk of a loss in future earnings or a decline in fair values or cash flow attributable to such investments is material.


(15) SEGMENT FINANCIAL INFORMATION

Our accounting policies for our business segment operations are the same as those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Generally accepted accounting principles provide for the combined reporting of segments with similar economic characteristics. Accordingly, the financial results of UnitedHealthcare and Ovations have been combined to form the Health Care Services segment in the tables presented below (in millions):


                                                             Specialized
                                     Health Care                Care                 Corporate
1998                                  Services    Uniprise    Services   Ingenix  and Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues - External Customers         $ 15,463    $  1,238   $    274   $    131    $     --         $    17,106
Revenues - Intersegment                   --           357        339         52        (748)                 --
Investment and Other Income                149          29          5          1          65                 249
-----------------------------------------------------------------------------------------------------------------
Total Revenues                        $ 15,612    $  1,624   $    618   $    184    $   (683)        $    17,355
-----------------------------------------------------------------------------------------------------------------

Earnings (Loss) From Operations       $    (46)   $     10   $     14   $    (66)   $     46         $       (42)
Total Assets(1)                       $  6,585    $  1,592   $    231   $    472    $    555         $     9,435(1)
Net Assets(1)                         $  2,428    $  1,024   $     89   $    388    $    555         $     4,484(1)

Purchases of Property and Equipment
         and Capitalized Software     $     80    $     93   $     27   $     10    $     --         $       210
Depreciation and Amortization         $     90    $     59   $     14   $     22    $     --         $       185
-----------------------------------------------------------------------------------------------------------------

1997
-----------------------------------------------------------------------------------------------------------------
Revenues - External Customers         $ 10,103    $  1,182   $    255   $     23    $     --         $    11,563
Revenues - Intersegment                   --           297        291         59        (647)                 --
Investment and Other Income                106          11          3          1         110                 231
-----------------------------------------------------------------------------------------------------------------
Total Revenues                        $ 10,209    $  1,490   $    549   $     83    $   (537)        $    11,794
-----------------------------------------------------------------------------------------------------------------

Earnings From Operations              $    379    $    159   $     92   $      2    $    110         $       742
Total Assets(1)                       $  4,038    $  1,533   $    208   $    204    $  1,599         $     7,582(1)
Net Assets(1)                         $  2,066    $  1,094   $    116   $    170    $  1,599         $     5,045(1)

Purchases of Property and Equipment
         and Capitalized Software     $     80    $     79   $     23   $      5    $     --         $       187
Depreciation and Amortization         $     78    $     54   $     12   $      2    $     --         $       146
-----------------------------------------------------------------------------------------------------------------

(1) In 1998, total assets and net assets exclude, where applicable, debt of $708 million, income tax-related assets of $266 million, and income tax-related liabilities of $4 million. In 1997, total assets and net assets exclude, where applicable, redeemable preferred stock of $500 million, income tax-related assets of $41 million, and income tax-related liabilities of $52 million.

    Excluding the $725 million operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increase to commercial and Medicare medical costs payable estimates, 1998 earnings from operations were $503 million for Health Care Services, $161 million for Uniprise, $109 million for Specialized Care Services, $20 million for Ingenix, $65 million for Corporate and $858 million for consolidated UnitedHealth Group.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in millions, except per share data):

                                                                        Quarters Ended
                                                       ------------------------------------------------
                                                       March 31    June 30   September 30   December 31
-------------------------------------------------------------------------------------------------------
1998
Revenues                                                $ 4,115   $ 4,235      $ 4,360       $ 4,645
Operating Expenses                                      $ 3,906   $ 4,914      $ 4,146       $ 4,431
Net Earnings (Loss)                                     $   132   $  (565)     $   135       $   132
Net Earnings (Loss) Applicable to Common Shareholders   $   125   $  (572)(1)  $   128       $   106(2)
Basic Net Earnings (Loss) per Common Share              $  0.65   $ (2.96)     $  0.67       $  0.57
Diluted Net Earnings (Loss) per Common Share            $  0.63   $ (2.96)(1)  $  0.66       $  0.57(2)
-------------------------------------------------------------------------------------------------------

1997
Revenues                                                $ 2,851   $ 2,931      $ 2,958       $ 3,054
Operating Expenses                                      $ 2,673   $ 2,746      $ 2,771       $ 2,862
Net Earnings                                            $   109   $   116      $   116       $   119
Net Earnings Applicable to Common Shareholders          $   102   $   108      $   109       $   112
Basic Net Earnings per Common Share                     $  0.55   $  0.58      $  0.58       $  0.59
Diluted Net Earnings per Common Share                   $  0.54   $  0.57      $  0.57       $  0.58
-------------------------------------------------------------------------------------------------------

(1) Includes $725 million of operational realignment and other charges and $175 million of charges related to contact losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates. Excluding these charges, net earnings applicable to common shareholders would have been $132 million, or $0.66 diluted net earnings per common share.

(2) Includes $20 million convertible preferred stock redemption premium. Excluding the effects of the convertible preferred stock redemption premium, net earnings applicable to common shareholders would have been $125 million, or $0.67 diluted net earnings per common share.

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS AND DIRECTORS OF UNITEDHEALTH GROUP:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group and its corporate entity, United HealthCare Corporation (a Minnesota Corporation), and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UnitedHealth
Group and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
February 18, 1999


REPORT OF MANAGEMENT

The management of UnitedHealth Group is responsible for the integrity and objectivity of the consolidated financial information contained in this annual report. The consolidated financial statements and related information were prepared according to generally accepted accounting principles and include some amounts that are based on management's best estimates and judgements.
    To meet its responsibility, management depends on its accounting systems and related internal accounting controls. These systems are designed to provide reasonable assurance, at an appropriate cost, that financial records are reliable for use in preparing financial statements and that assets are safeguarded. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis. Internal auditors review the accounting practices, systems of internal control and compliance with these practices and controls.
    The Audit Committee of the board of directors, composed entirely of directors who are not employees of the Company, meets periodically and privately with the Company's independent public accountants and its internal auditors, as well as management, to review accounting, auditing, internal control, financial reporting and other matters.

William W. McGuire, M.D.
President, Chairman and Chief Executive Officer

Stephen J. Hemsley
Chief Operating Officer

Arnold H. Kaplan
Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999, is incorporated herein by reference.

    Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

ITEM 11. EXECUTIVE COMPENSATION

    The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions that appears under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included in Part II above:

        Consolidated Statements of Operations for each of the three years ended December 31, 1998.

        Consolidated Balance Sheets as of December 31, 1998 and 1997.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended as of December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Public Accountants.

(a) 2. FINANCIAL STATEMENT SCHEDULES

    None

(a) 3. EXHIBITS

     3(a)  Copy of the Company's Second Restated Articles of Incorporation. (Incorporated by
           reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

     3(b)  Amended and Restated Bylaws of United HealthCare Corporation, as amended. (Incorpo-
           rated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended September 30, 1998.)

     4(a)  Senior Indenture, dated as of November 15, 1998, between United HealthCare
           Corporation and the Bank of New York. (Incorporated by reference to Registration
           Statement on Form S-3 filed by the Company on October 22, 1998.)

     4(b)  Form of Security for 5.65% Notes due December 1, 1999.

     4(c)  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

   *10(a)  United HealthCare Corporation 1990 Stock and Incentive Plan, as amended.
           (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1992.)

   *10(b)  United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan,
           Amended and Restated Effective May 14, 1997. (Incorporated by reference to Exhibit
           10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1997.)

   *10(c)  United HealthCare Corporation Non-employee Director Stock Option Plan.
           (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994.)

   *10(d)  United HealthCare Corporation 1997 Long-Term Incentive Plan. (Incorporated by
           reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1997.)

   *10(e)  United HealthCare Corporation 1998 Management Incentive Plan.

   *10(f)  United HealthCare Corporation 1998 Executive Savings Plan Brochure.

   *10(g)  Employment Agreement, dated as of January 6, 1996, between United HealthCare
           Corporation and William W. McGuire, M.D. (Incorporated by reference to Exhibit
           10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995.)

   *10(h)  Employment Agreement, dated as of October 16, 1998, between United HealthCare Ser-
           vices, Inc. and Jeannine Rivet.

   *10(i)  Employment Agreement, dated as of May 20, 1998, between United HealthCare Ser-
           vices, Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30,
           1998.)

   *10(j)  Employment Agreement, dated as of October 16, 1998, between United HealthCare Ser-
           vices, Inc. and David J. Lubben.

   *10(k)  Separation and Release Agreement, dated as of January 1, 1999, between United
           HealthCare Corporation and Travers H. Wills, and Consulting Agreement, dated as of
           January 2, 1999, between United HealthCare Services, Inc. and Travers H. Wills.

   *10(l)  Employment Agreement, dated as of June 30, 1998, between United HealthCare
           Corporation and David Koppe.

   +10(m)  Information Technology Services Agreement between The MetraHealth Companies, Inc.
           and Integrated Systems Solutions Corporation dated as of November 1, 1995.
           (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995.)

   +10(n)  AARP Health Insurance Agreement by and among American Association of Retired
           Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance
           Company dated as of February 26, 1997. (Incorporated by reference to Exhibit 10(p)
           to the Company's Annual Report on Form 10-K/A for the period ended December 31,
           1996.)

   +10(o)  First Amendment to the AARP Health Insurance Agreement by and among American Asso-
           ciation of Retired Persons, Trustees of the AARP Insurance Plan and United
           HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30, 1998.)

   +10(p)  Second Amendment to the AARP Health Insurance Agreement by and among American
           Association of Retired Persons, Trustees of the AARP Insurance Plan and United
           HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30, 1998.)

   +10(q)  Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1,
           1996. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report of
           Form 10-Q for the quarterly period ended March 31, 1998.)

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

(b)   REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the three month period ended December 31, 1998.

     1. Form 8-K Dated December 1, 1998. The items reported were items 5 and 7 concerning the announcement that on November 19, 1998 it had priced its private placement of $650 million in principal amount of senior unsecured notes offered pursuant to Rule 144A and other registration exemptions under the Securities Act of 1933, as amended.

(c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Director, Chief Executive
------------------------------    Officer (principal          March 31, 1999
   William W. McGuire, M.D.       executive officer)

                                Chief Financial Officer
------------------------------    (principal financial and    March 31, 1999
       Arnold H. Kaplan           accounting officer)

              *
------------------------------  Director                      March 31, 1999
   William C. Ballard, Jr.

              *
------------------------------  Director                      March 31, 1999
       Richard T. Burke

              *
------------------------------  Director                      March 31, 1999
       James A. Johnson

              *
------------------------------  Director                      March 31, 1999
        Thomas H. Kean

              *
------------------------------  Director                      March 31, 1999
    Douglas W. Leatherdale

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  Director                      March 31, 1999
      Walter F. Mondale

              *
------------------------------  Director                      March 31, 1999
      Mary O. Mundinger

              *
------------------------------  Director                      March 31, 1999
        Robert L. Ryan

              *
------------------------------  Director                      March 31, 1999
      William G. Spears

              *
------------------------------  Director                      March 31, 1999
       Gail R. Wilensky

 *By /s/ WILLIAM W. MCGUIRE,
             M.D.
------------------------------  Director                      March 31, 1999
   William W. McGuire, M.D.
     AS ATTORNEY-IN-FACT

                                 EXHIBITS INDEX

     3(a)  Copy of the Company's Second Restated Articles of Incorporation. (Incorporated by
           reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

     3(b)  Amended and Restated Bylaws of United HealthCare Corporation, as amended.
           (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
           10-Q for the quarterly period ended September 30, 1998.)

     4(a)  Senior Indenture, dated as of November 15, 1998, between United HealthCare
           Corporation and the Bank of New York. (Incorporated by reference to Registration
           Statement on Form S-3 filed by the Company on October 22, 1998.)

     4(b)  Form of Security for 5.65% Notes due December 1, 1999.

     4(c)  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

    10(a)  United HealthCare Corporation 1990 Stock and Incentive Plan, as amended.
           (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1992.)

    10(b)  United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan,
           Amended and Restated Effective May 14, 1997. (Incorporated by reference to Exhibit
           10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1997.)

    10(c)  United HealthCare Corporation Non-employee Director Stock Option Plan.
           (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994.)

    10(d)  United HealthCare Corporation 1997 Long-Term Incentive Plan. (Incorporated by
           reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1997.)

    10(e)  United HealthCare Corporation 1998 Management Incentive Plan.

    10(f)  United HealthCare Corporation 1998 Executive Savings Plan Brochure.

    10(g)  Employment Agreement, dated as of January 6, 1996, between United HealthCare
           Corporation and William W. McGuire, M.D. (Incorporated by reference to Exhibit
           10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995.)

    10(h)  Employment Agreement, dated as of October 16, 1998, between United HealthCare
           Services, Inc. and Jeannine Rivet.

    10(i)  Employment Agreement, dated as of May 20, 1998, between United HealthCare Services,
           Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the
           Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30,
           1998.)

    10(j)  Employment Agreement, dated as of October 16, 1998, between United HealthCare
           Services, Inc. and David J. Lubben.

    10(k)  Separation and Release Agreement, dated as of January 1, 1999, between United
           HealthCare Corporation and Travers H. Wills, and Consulting Agreement, dated as of
           January 2, 1999, between United HealthCare Services, Inc. and Travers H. Wills.

    10(l)  Employment Agreement, dated as of June 30, 1998, between United HealthCare
           Corporation and David Koppe.

    10(m)  Information Technology Services Agreement between The MetraHealth Companies, Inc.
           and Integrated Systems Solutions Corporation dated as of November 1, 1995.
           (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995.)

    10(n)  AARP Health Insurance Agreement by and among American Association of Retired
           Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance
           Company dated as of February 26, 1997. (Incorporated by reference to Exhibit 10(p)
           to the Company's Annual Report on Form 10-K/A for the period ended December 31,
           1996.)

    10(o)  First Amendment to the AARP Health Insurance Agreement by and among American
           Association of Retired Persons, Trustees of the AARP Insurance Plan and United
           HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30, 1998.)

    10(p)  Second Amendment to the AARP Health Insurance Agreement by and among American
           Association of Retired Persons, Trustees of the AARP Insurance Plan and United
           HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30, 1998.)

    10(q)  Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1,
           1996. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report of
           Form 10-Q for the quarterly period ended March 31, 1998.)

    21     Subsidiaries of the Registrant.

    23     Consent of Independent Public Accountants.

    24     Powers of Attorney.

    27     Financial Data Schedule. (E.D.G.A.R. version only)