Form 10-Q/A
period 1998-06-30
UNITED HEALTHCARE CORP
filed 1999-04-22
CIK 731766

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

                                   -----------
(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________TO_________.

                         COMMISSION FILE NUMBER: 1-10864

                                   -----------

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

                                   -----------

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

                          UNITED HEALTHCARE CORPORATION
                                       INDEX

                                                                                                                          PAGE
                                                                                                                         NUMBER
                                                                                                                        --------
PART I. FINANCIAL INFORMATION.
   ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
   Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.....................................         3
   Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997.         4
   Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997...........         5
   Notes to Condensed Consolidated Financial Statements.............................................................         6
   Report of Independent Public Accountants.........................................................................        11
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................        12
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................        20

PART II. OTHER INFORMATION
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................        21
   ITEM 5. OTHER INFORMATION........................................................................................        21
   ITEM 6. EXHIBITS.................................................................................................        21
Signatures..........................................................................................................        22

                          UNITED HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                     JUNE 30,        DECEMBER 31,
                                                                                                       1998              1997
                                                                                                       ----              ----
                                                  ASSETS
 Current Assets
    Cash and Cash Equivalents..................................................................         $663                 $750
    Short-Term Investments.....................................................................          126                  506
    Accounts Receivable, net (Note 7)..........................................................        1,219                  768
    Assets Under Management (Note 7)...........................................................        1,069                   28
    Other Current Assets.......................................................................          178                  141
                                                                                                     -------             --------
       Total Current Assets....................................................................        3,255                2,193
 Long-Term Investments.........................................................................        3,280                2,785
 Property and Equipment, net...................................................................          333                  364
 Goodwill and Other Intangible Assets, net (Note 2)............................................        2,020                2,281
                                                                                                     -------             --------
 TOTAL ASSETS..................................................................................       $8,888               $7,623
                                                                                                     -------             --------
                                                                                                     -------             --------




                                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
    Medical Costs Payable (Notes 2 and 7)......................................................       $2,817               $1,565
    Other Policy Liabilities (Note 7)..........................................................          460                  235
    Accounts Payable and Accrued Liabilities (Note 6)..........................................          497                  495
 Accrued Operational Realignment and Other Charges (Note 2) ...................................          295                    -
    Unearned Premiums..........................................................................          167                  275
                                                                                                     -------             --------
       Total Current Liabilities...............................................................        4,236                2,570
 Long-Term Obligations.........................................................................           21                   19
 Convertible Preferred Stock...................................................................          500                  500
                                                                                                     -------             --------
 Shareholders' Equity
    Common Stock, $.01 par value - 500,000,000 shares authorized; 193,440,000 and 191,111,000
       issued and outstanding..................................................................            2                    2
    Additional Paid-in Capital.................................................................        1,449                1,398
    Retained Earnings..........................................................................        2,649                3,105
    Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects..           31                   29
                                                                                                     -------             --------
       Total Shareholders' Equity..............................................................        4,131                4,534
                                                                                                     -------             --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................................       $8,888               $7,623
                                                                                                     -------             --------
                                                                                                     -------             --------

    See notes to condensed consolidated financial statements

                          UNITED HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       THREE MONTHS
                                                                                           ENDED              SIX MONTHS ENDED
                                                                                          JUNE 30,                 JUNE 30,
                                                                                      -------------------    ------------------
REVENUES                                                                                  1998      1997       1998       1997
                                                                                          ----      ----       ----       ----
   Premiums......................................................................       $3,773    $2,501     $7,455     $4,945
   Management Services and Fees..................................................          402       366        773        722
   Investment and Other Income...................................................           60        64        122        115
                                                                                        ------    ------     ------     -------
      Total Revenues.............................................................        4,235     2,931      8,350      5,782
                                                                                        ------    ------     ------     -------


OPERATING EXPENSES

   Medical Costs (Note 2)........................................................        3,435     2,119      6,587      4,183
   Selling, General and Administrative Expenses..................................          706       592      1,418      1,167
   Depreciation and Amortization.................................................           48        35         90         69
   Operational Realignment and Other Charges (Note 2)............................          725         -        725          -
                                                                                        ------    ------     ------     -------
      Total Operating Expenses...................................................        4,914     2,746      8,820      5,419
                                                                                        ------    ------     ------     -------
EARNINGS (LOSS) BEFORE INCOME TAXES..............................................        (679)       185      (470)        363
   (Provision) Benefit for Income Taxes (Note 3).................................          114      (69)         37      (138)
                                                                                        ------    ------     ------     -------
NET EARNINGS (LOSS)..............................................................        (565)       116      (433)        225
CONVERTIBLE PREFERRED STOCK DIVIDENDS............................................          (7)       (7)       (15)       (15)
                                                                                        ------    ------     ------     -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS............................       $(572)      $109     $(448)       $210
                                                                                        ------    ------     ------     -------
                                                                                        ------    ------     ------     -------

BASIC NET EARNINGS (LOSS) PER COMMON SHARE.......................................      $(2.96)     $0.58    $(2.33)      $1.13
                                                                                        ------    ------     ------     -------
                                                                                        ------    ------     ------     -------

NET EARNINGS (LOSS) PER COMMON SHARE, ASSUMING
  DILUTION.......................................................................      $(2.96)     $0.57    $(2.33)      $1.11
                                                                                        ------    ------     ------     -------
                                                                                        ------    ------     ------     -------

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING....................................................................          193       187        192        186

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS.....................................            -         4          -          4
                                                                                        ------    ------     ------     -------


WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION..........          193       191        192        190
                                                                                        ------    ------     ------     -------
                                                                                        ------    ------     ------     -------


          See notes to condensed consolidated financial statements

                                      UNITED HEALTHCARE CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (IN MILLIONS)
                                                (UNAUDITED)

                                                                                                                  SIX MONTHS
                                                                                                                ENDED JUNE 30,
                                                                                                             ---------------------
                                                                                                              1998          1997
                                                                                                              ----          ----
OPERATING ACTIVITIES
   Net Earnings (Loss).................................................................................       $(433)        $225
   Noncash Items:
      Depreciation and Amortization....................................................................          90           69
      Deferred Income Taxes............................................................................        (214)          45
      Asset Impairments................................................................................         430            -
   Net Change in Other Operating Items:
      Accounts Receivable and Other Current Assets.....................................................        (118)         (57)
      Medical Costs Payable............................................................................         200           80
      Accounts Payable and Other Current Liabilities...................................................         109        (103)
      Operational Realignment and Other Charges........................................................         295            -
      Unearned Premiums................................................................................        (142)        (126)
                                                                                                              ------       ------
        Cash Flows From Operating Activities...........................................................         217          133
                                                                                                              ------       ------
INVESTING ACTIVITIES
   Cash Paid for Acquisition, net of cash assumed and other effects....................................         (86)           -
   Purchases of Property and Equipment and Capitalized Software, net...................................         (90)         (90)
   Purchases of Investments............................................................................      (1,976)      (3,210)
   Maturities/Sales of Investments.....................................................................       1,867        2,708
                                                                                                              ------       ------
        Cash Flows Used for Investing Activities.......................................................        (285)        (592)
FINANCING ACTIVITIES
   Proceeds from Stock Option Exercises................................................................          73           52
   Common Stock Repurchases............................................................................         (72)           -
   Dividends Paid......................................................................................         (20)         (20)
                                                                                                              ------       ------
        Cash Flows (Used for) From Financing Activities................................................         (19)          32
                                                                                                              ------       ------

DECREASE IN CASH AND CASH EQUIVALENTS..................................................................         (87)        (427)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD..............................................................         750        1,037
                                                                                                              ------       ------
CASH AND EQUIVALENTS, END OF PERIOD....................................................................        $663         $610
                                                                                                              ------       ------
                                                                                                              ------       ------



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

2. SPECIAL OPERATING CHARGES

OPERATIONAL REALIGNMENT AND OTHER CHARGES

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

         In conjunction with these initiatives, we developed and approved a comprehensive plan (the Plan) to implement our operational realignment in the second quarter of 1998, and we recognized corresponding charges to operations of $725 million. The charges include costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a reduction of more than 4,000 positions, affecting 7,000 people in various locations.

The following table summarizes the components of the operational realignment and other charges (in millions):



         Asset impairments......................................................$ 430
         Severance and outplacement costs.......................................  142
         Noncancellable lease obligations.......................................   82
         Disposition of businesses and other costs..............................   71

                       Total provision                                          $ 725

The asset impairments consist principally of goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements from 1) businesses we intend to dispose of or discontinue, 2) markets where we plan to curtail our operations or change the nature of our operating presence or 3) the final allocation of purchase price for the acquisition of Medicode, Inc. ("Medicode").

Businesses we intend to dispose include our managed workers compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. We prepared a forecast of expected undiscounted cash flows, where appropriate, to determine whether asset impairments existed. We used discounted cash flows to determine the fair value and measure the write downs for two of the three health plans. We estimated proceeds on the sale of the managed workers compensation, small group health insurance, clinical and other health plan businesses in order to determine the fair value and the amount of the asset write down for these businesses. The final allocation of purchase price for the acquisition of Medicode was based on our valuation. The asset impairments also consist of other operating assets written down to their estimated net realizable value as a result of operational realignment activities. The carrying value of the net assets held for sale or disposal is approximately $20 million as of June 30, 1998.

        In December 1997, we acquired Medicode, a leading provider of health care information products. We issued 2.4 million shares of common stock and 507,000 common stock options with a total fair value of $127 million in exchange for all outstanding shares of Medicode. We accounted for the acquisition using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the fair value of net asset acquired by $123 million, which was originally assigned to goodwill. During the second quarter of 1998, the Company completed the valution of the intangible assets acquired in the Medicode transaction. Pursuant to the findings of the independent valuation, we expensed $68 million of the excess purchase price reprensenting purchased in-process technology that previously had been assigned to goodwill. In management's judgement, this amount reflects the amount we would reasonably expect to pay an unrelated party for each project included in the technology. The value of in process research and development of $68 million represented approximately 48% of the purchase price and was determined by estimating the costs to develop the purchased technology into commercially viable products, then estimating the resulting net cash flows from each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. The amount of research and development expended by Medicode on these projects prior to the acquisition date totaled $8.5 million, with an additional $1.7 million spent through June 30, 1998, and another $2.9 million expected to be spent to complete these research and development projects. The in-process technology has not yet reached technological feasibility and has no alternative future use. The in-process projects were focused on the continued development and evolution of next generation medical databases and software solutions. The $68 million charge is included as a component of Operational Realignment and Other Charges in the accompanying Consolidated Statements of Operations for the 6 months ended June 30, 1998. Based on the final valuation, the remaining excess purchase price of $55 million was assigned to existing technologies, trade names and goodwill. The pro forma effects of the Medicode acquisition on our consolidated financial statements were not material.

Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities, and additional exit costs, total approximately $245 million and are included in the $725 million of operational realignment and other charges. Our accompanying consolidated statements of operations include revenues and operating losses from these businesses as follows (in millions):


                                                        Three Months              Six Months
                                                          Ended                      Ended
                                                         June 30                    June 30
                                                      -----------------        -----------------
                                                      1998       1997           1998       1997
                                                      ----       ----           ----       ----
Revenues..............................................$240        $ 208         $475      $ 401
Operating losses before income taxes..................$ (8)       $ (16)        $(23)     $ (23)


The table above does not include operating results from the counties where we will be withdrawing our health plan Medicare product offerings, effective January 1, 1999. Annual revenues for 1998 from the counties in which we will no longer be offering the Medicare product are expected to approximate $225 million.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate.

MEDICAL COSTS

During the second quarter of 1998, we recorded $175 million of medical cost charges. Of this amount, $101 million related to Medicare contract losses, $19 million related to other increases in Medicare medical costs payable estimates, and $55 million related to increases to commercial medical costs payable estimates.

The $101 million of contract losses were related to 13 of our 24 Medicare markets. These plans contribute half of our annual Medicare premiums of $2.3 billion. Six of these 13 markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the other seven markets, we experienced increased medical costs which exceeded the fixed Medicare premiums that only increased 2.5% on average. We incurred $38 million of these Medicare losses in the second quarter, and accrued $63 million for the losses we expect to incur over the remainder of 1998.

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

6. CASH AND INVESTMENTS

         As of June 30, 1998, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                       GROSS UNREALIZED         GROSS UNREALIZED
                                                 AMORTIZED COST          HOLDING GAINS           HOLDING LOSSES        FAIR VALUE
                                              -------------------    --------------------     --------------------   --------------
Cash and Cash Equivalents..................                  $663                     $ -                      $ -           $663
Investments Available for Sale.............                 3,282                      50                       (2)         3,330
Investments Held to Maturity...............                    76                       -                        -             76
                                              -------------------    --------------------     --------------------   --------------
   Total Cash and Investments..............                $4,021                     $50                      $(2)        $4,069
                                              -------------------    --------------------     --------------------   --------------
                                              -------------------    --------------------     --------------------   --------------



7. AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT

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

         Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Condensed Consolidated Balance Sheet. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be covered by underwriting gains in future periods of the contract. The RSF balance was $192 million as of January 1, 1998, and is $229 million as of June 30, 1998. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

         We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following assets and liabilities were transferred from the program's previous carrier and are included in our Condensed Consolidated Balance Sheet (in millions):

                                                           AMOUNTS TRANSFERRED
                                                                  AS OF               BALANCE AS OF
             DESCRIPTION                                     JANUARY 1, 1998          JUNE 30, 1998
             -----------                                     ---------------          -------------
             Assets Under Management..................              $959                 $1,041
             Accounts Receivable......................              $300                   $375
             Medical Costs Payable....................            $1,024                 $1,074
             Other Policy Liabilities.................              $192                   $229
             Other Current Liabilities................               $43                    $79

         The effect of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

8. COMPREHENSIVE INCOME

         The table below presents comprehensive income, defined as changes in the equity of our business excluding charges resulting from investments by and distributions to our shareholders, for the six-month periods ended June 30, 1998 and 1997 (in millions):

                                                                                                1998     1997
                                                                                               ------    -----
Net Earnings (Loss).....................................................................       $(433)    $225
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income
   tax effects..........................................................................            2       9
                                                                                               ------   ------
Comprehensive Income (Loss).............................................................       $(431)    $234
                                                                                               ------   ------

9. RECENTLY ISSUED ACCOUNTING STANDARDS

         In the fourth quarter of 1998, we will adopt a new accounting standard (SFAS No. 131) that will require us to report financial and descriptive information about our reportable operating segments. Generally, financial information will be required to be reported on the basis that is used internally to evaluate segment performance and allocate resources to segments. This new standard will not affect how we determine net earnings or shareholders' equity. We anticipate that we will have four reportable segments under SFAS 131. Those segments will be Healthcare Services, Uniprise, Specialized Care Services, and Corporate and other.

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

SUMMARY OPERATING INFORMATION

                                                                        THREE MONTHS                          SIX MONTHS
                                                                       ENDED JUNE 30,                        ENDED JUNE 30,
                                                            -----------------------------------  ----------------------------------
OPERATING RESULTS                                                                     PERCENT                             PERCENT
-----------------                                           1998          1997        CHANGE       1998        1997       CHANGE
                                                            ----          ----        ------       ----        ----       ------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)

Total Revenues...........................................   $4,235      $ 2,931          44%      $ 8,350      $ 5,782         44%
Earnings (Loss) from Operations..........................   $ (679)        $185       (467)%      $  (470)        $363      (229)%
Net Earnings (Loss)......................................   $ (565)        $116       (587)%      $  (433)        $225      (292)%
Net Earnings (Loss) Per Common Share, Assuming Dilution..   $(2.96)       $0.57       (619)%      $ (2.33)       $1.11      (310)%
Medical Costs to Premium Revenues........................  91.0%(a)       84.7%                   88.4%(a)       84.6%
SG&A Expenses to Total Revenues..........................    16.7%        20.2%                     17.0%        20.2%


ENROLLMENT BY PRODUCT                                                                                                      PERCENT
---------------------                                                                        JUNE 30, 1998  JUNE 30, 1997   CHANGE
                                                                                             -------------  -------------  -------
                                                                                                   (IN THOUSANDS)
Health Plan Products Commercial...........................................................        5,719(b)       5,139(b)      11%
   Medicare...............................................................................             427            286      49%
   Medicaid...............................................................................             511            483       6%
                                                                                             -------------  -------------  -------

      Total Health Plan Products..........................................................           6,657          5,908      13%
Other Network-Based Products..............................................................        4,906(b)       4,594(b)       7%
Indemnity Products........................................................................           1,639          2,492    (34)%
                                                                                             -------------  -------------  -------

      Total Enrollment....................................................................          13,202         12,994       2%
                                                                                             -------------  -------------  -------
                                                                                             -------------  -------------  -------

                          UNITED HEALTHCARE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                                                           PERCENT
ENROLLMENT BY FUNDING ARRANGEMENT                                                           JUNE 30, 1998  JUNE 30, 1997    CHANGE
---------------------------------                                                           -------------  -------------    ------
                                                                                                   (IN THOUSANDS)
   Fully Insured

      Health Plan Products................................................................         5,693        5,042        13%
      Other Network-Based Products........................................................           503          496         1%
      Indemnity Products..................................................................           319          492      (35)%
                                                                                            ------------    ---------     --------
        Total Fully Insured...............................................................         6,515        6,030         8%
                                                                                            ------------    ---------     --------
   Self-Funded
      Health Plan Products................................................................           964          866        11%
      Other Network-Based Products........................................................         4,403        4,098         7%
      Indemnity Products..................................................................         1,320        2,000      (34)%
                                                                                            ------------    ---------     --------
        Total Self Funded.................................................................         6,687        6,964       (4)%
                                                                                            ------------    ---------     --------
           Total Enrollment...............................................................        13,202       12,994         2%
                                                                                            ------------    ---------     --------
                                                                                            ------------    ---------     --------


-----------

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

RESULTS OF OPERATIONS

         SPECIAL OPERATING CHARGES

         OPERATIONAL REALIGNMENT AND OTHER CHARGES In November 1997, we embarked on a course to realign our business operationally. Many factors, both strategic and operational, drove this decision. Among them was a recognition that we have grown significantly over the last several years and, as a result, have redundant systems, offices and enterprises that are no longer core to our future strategy. We concluded that an operational realignment would be required to improve our customer support and reduce our cost structure.

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

         In conjunction with our operational realignment efforts, we developed and introduced a comprehensive plan (the Plan) to implement our operational realignment in the second quarter of 1998, and we recognized corresponding charges to operations of $725 million. The charges reflect the estimated costs we will incur principally over the next twelve months under the Plan, including charges associated with disposing or discontinuing business units, product lines, and contracts; transitioning from and eliminating non-core system platforms; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities are anticipated to result in a reduction of more than 4,000 positions potentially affecting approximately 7,000 people in various locations.

         Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations.

The table below summarizes realignment activities as of June 30, 1998 (in millions):



                                                                              Charges Incurred
                                                          Original          ----------------------      Accrual at
                                                         Provision           Cash        Non-cash     June 30, 1998
                                                         ------------------------------------------------------------
Provision for operational
realignment and other charges:
     Asset impairments...........................           $430            $ ----        $(430)          $ ----
     Severance and outplacement costs............            142              ----          ----             142
     Noncancelable lease obligations.............             82              ----          ----              82
     Disposition of businesses and other costs...             71              ----          ----              71
                                                          ------           -------       -------          ------
                    Total provision                         $725            $(----)       $(430)            $295
                                                          ------           -------       -------          ------

We have included in asset impairments the write-off of $68 million of purchased in-process research and development associated with the acquisition of Medicode. The in-process projects were focused on the continued development and evolution of next-generation medical databases and software solutions, including clinical editing software, benchmarking databases and technologies. These technologies, upon completion, will enable both health care payers and providers to use the same data generated in the treatment documentation process to be then used in the financial transaction process, which involves provider compensation, care utilization review, trend analysis and management reporting. Through June 30, 1998, we had expended an additional $1.7 million on these projects and we estimate that it will be necessary to dedicate an additional $2.9 million in order to successfully complete these projects.

Details of the asset impairments are as follows (in millions):


                                                    TRIGGERING EVENT      EXPECTED DISPOSAL            DISPOSAL DATE
-----------------------------------------------------------------------------------------------------------------------------
Intangibles and operating assets of               A decision to exit    Operating assets       The carrying value of the
certain health plan and small group               or reconfigure        will be abandoned or   assets will be depreciated
health insurance markets                    $270  these businesses,     disposed upon exit     over the estimated remaining
                                                  markets and           or reconfiguration     life with physical disposal
Specialized Care Services intangibles         39  products.             of the market,         during either the fourth
and operating assets                                                    business, or           quarter of 1998 or the first
                                                                        products.              six months of 1999.
-----------------------------------------------------------------------------------------------------------------------------
Ingenix purchased in-process research             The acquisition of    Not applicable.        Written down during second
and development                               68  Medicode, Inc.                               quarter 1998.
                                                  occurred on
                                                  December 31, 1997.
                                                  The final
                                                  allocation of
                                                  purchase price  and
                                                  valuation was
                                                  completed  in June
                                                  1998.
-----------------------------------------------------------------------------------------------------------------------------
Corporate and other business segment          53  Realignment           Operating assets       The carrying value of the
operating assets                                  initiatives           have been or will be   assets will be depreciated
                                                  resulted in           written off,           over the estimated remaining
                                                  operating assets to   abandoned or           life with physical disposal
                                                  be abandoned or       disposed upon exit     during either the fourth
                                                  disposed.             of certain             quarter of 1998 or the first
                                                                        businesses or as a     six months of 1999.
                                                                        result of other
                                                                        realignment
                                                                        initiatives.
-----------------------------------------------------------------------------------------------------------------------------
Total                                       $430
-----------------------------------------------------------------------------------------------------------------------------

We believe the aggregate reduction in our overall cost structure from our realignment activities will approximate $300 million. We expect to realize $75 million of these reductions by the end of 1999. The operational realignment charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate.

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

         MEDICAL COSTS

         During the second quarter of 1998, we recorded $175 million of medical cost charges. Of this amount, $101 million related to Medicare contract losses, $19 million related to other increases in Medicare medical costs payable estimates, and $55 million related to increases to commercial medical costs payable estimates.

         The $101 million of contract losses were incurred in 13 of our 24 Medicare markets. These plans contribute half of our annual Medicare premiums of $2.3 billion. Six of these 13 markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the other seven markets, we experienced increased medical costs which exceeded the fixed Medicare premiums that only increased 2.5% on average. We incurred $38 million of these Medicare losses in the second quarter, and accrued $63 million for the losses we expect to incur over the remainder of 1998.

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

         OPERATING EXPENSES

Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 20.2% during the second quarter of 1997 to 17.3% during the first quarter of 1998, and decreased again to 16.7% during the second quarter of 1998. The improvement in the SG&A ratio reflects the operating leverage we gained with the addition of the AARP business, as well as our diligence in managing these expenses. On an absolute dollar basis, selling, general and administrative costs through the first half of 1998 increased $251 million, or 22%, over the comparable period in 1997. This increase reflects the additional costs to support the corresponding $2.6 billion increase in revenues, as well as our additional investment in future growth platforms.

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

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.


     EXHIBIT                                                           DESCRIPTION
     NUMBER                                                            -----------
   ----------
(1)  10(a)     - First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons,
                 Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998.*
(1)  10(b)     - Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons,
                 Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998.*
(1)  10(c)     - Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler.
(1)  10(d)     - Employment Agreement, dated as of May 19, 1998, between United HealthCare Services, Inc. and Arnold H. Kaplan.
(1)  10(e)     - Termination Agreement, dated August 9, 1998, by and among the Company, UH-1 Inc., a wholly owned subsidiary of the
                 Company, and Humana.

(2)   15       - Letter Re Unaudited Interim Financial Information
(1)   99       - Cautionary Statements.

----------
(1)      Previously filed.
(2)      Filed herewith.
* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of these amendments have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.

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

                          UNITED HEALTHCARE CORPORATION
/s/ DAVID J. LUBBEN
-------------------------
David J. Lubben           General Counsel and Secretary   Dated: April 22, 1999

                          UNITED HEALTHCARE CORPORATION

                                    EXHIBITS

     EXHIBIT                                                            DESCRIPTION
     NUMBER                                                            ---------------
  --------------
    (1) 10(a)        - First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons,
                       Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998.*
    (1) 10(b)        - Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired
                       Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1,
                       1998.*
    (1) 10(c)        - Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing
                       Wheeler.
    (1) 10(d)        - Employment Agreement, dated as of May 19, 1998, between United HealthCare Services, Inc. and Arnold H.
                       Kaplan.
    (1) 10(e)        - Termination Agreement, dated August 9, 1998, by and among the Company, UH-1 Inc., a wholly owned subsidiary of the Company, and Humana.
      (2) 15         - Letter Re Unaudited Interim Financial Information
      (1) 99         - Cautionary Statements.

-----------
(1)      Previously filed.
(2)      Filed herewith.
* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of these amendments have been omitted and filed separately with the Securities and Exchange Commission in connection with a confidential treatment request.