Form 10-Q/A
period 1998-09-30
UNITED HEALTHCARE CORP
filed 1999-04-22
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

                               ------------------

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

                               ------------------

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

                               ------------------

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

                          UNITED HEALTHCARE CORPORATION
                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I. FINANCIAL INFORMATION.
   ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
      Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997...............      3
      Condensed Consolidated Statements of Operations for the three and nine month periods
        ended September 30, 1998 and 1997.............................................................      4
      Condensed Consolidated Statements of Cash Flows for the nine month periods ended
        September 30, 1998 and 1997...................................................................      5
      Notes to Condensed Consolidated Financial Statements............................................      6
      Report of Independent Public Accountants........................................................     11
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS......................................................................................     12
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     22
PART II. OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS..........................................................................     23
   ITEM 5. OTHER INFORMATION..........................................................................     23
   ITEM 6. EXHIBITS...................................................................................     23
SIGNATURES............................................................................................     24

                          UNITED HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        1998                1997
                                                                                        ----                ----
                              ASSETS
Current Assets
   Cash and Cash Equivalents.................................................                $1,025               $750
   Short-Term Investments....................................................                   164                506
   Accounts Receivable, net (Note 6).........................................                 1,104                768
   Assets Under Management (Note 6)..........................................                 1,103                 28
   Other Current Assets......................................................                   127                141
                                                                                 -------------------   ----------------
      Total Current Assets...................................................                 3,523              2,193
Long-Term Investments........................................................                 2,859              2,785
Property and Equipment, net (Note 2).........................................                   332                364
Goodwill and Other Intangible Assets, net (Note 2)...........................                 2,200              2,281
                                                                                 -------------------   ----------------
TOTAL ASSETS.................................................................                $8,914             $7,623
                                                                                 -------------------   ----------------
                                                                                 -------------------   ----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Medical Costs Payable (Note 6)............................................                $2,646             $1,565
   Other Policy Liabilities (Note 6).........................................                   598                235
   Accounts Payable and Accrued Liabilities (Note 6).........................                   615                495
   Accrued Operational Realignment and Other Charges (Note 2)................                   265                  -
   Unearned Premiums.........................................................                   168                275
                                                                                 -------------------   ----------------
      Total Current Liabilities..............................................                 4,292              2,570
Long-Term Obligations........................................................                    22                 19
Convertible Preferred Stock..................................................                   500                500
                                                                                 -------------------   ----------------

Shareholders' Equity
   Common Stock, $.01 par value-500,000,000 shares authorized;
      187,454,000 and 191,111,000 issued and outstanding.....................                     2                  2
   Additional Paid-in Capital................................................                 1,263              1,398
   Retained Earnings.........................................................                 2,779              3,105
   Net Unrealized Holding Gains on Investments Available for
      Sale, net of income tax effects........................................                    56                 29
                                                                                 -------------------   ----------------
      Total Shareholders' Equity.............................................                 4,100              4,534
                                                                                 -------------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................                $8,914             $7,623
                                                                                 -------------------   ----------------
                                                                                 -------------------   ----------------

            See notes to condensed consolidated financial statements

                          UNITED HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    -------------          -------------
                                                                                   1998       1997        1998        1997
                                                                                   ----       ----        ----        ----
REVENUES
   Premiums..................................................................      $3,898     $2,551     $11,353     $7,496
   Management Services and Fees..............................................         399        351       1,172      1,073
   Investment and Other Income...............................................          63         57         185        172
                                                                               ----------   --------   ---------   ---------
      Total Revenues.........................................................       4,360      2,959      12,710      8,741
                                                                               ----------   --------   ---------   ---------

OPERATING EXPENSES...........................................................
   Medical Costs (Note 2)....................................................       3,354      2,144       9,941      6,327
   Selling, General and Administrative Expenses..............................         749        591       2,167      1,758
   Depreciation and Amortization.............................................          43         37         133        106
   Operational Realignment and Other Charges (Note 2)........................           -          -         725          -
                                                                               ----------   --------   ---------   ---------
      Total Operating Expenses...............................................       4,146      2,772      12,966      8,191
                                                                               ----------   --------   ---------   ---------
EARNINGS (LOSS) BEFORE INCOME TAXES..........................................         214        187       (256)        550
   Provision for Income Taxes (Note 3).......................................        (79)       (71)        (42)      (209)
                                                                               ----------   --------   ---------   ---------
NET EARNINGS (LOSS)..........................................................         135        116       (298)        341
CONVERTIBLE PREFERRED STOCK DIVIDENDS........................................         (7)        (7)        (22)       (22)
                                                                               ----------   --------   ---------   ---------

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS........................        $128       $109      $(320)       $319
                                                                               ---------------------------------------------
                                                                               ---------------------------------------------

BASIC NET EARNINGS (LOSS) PER COMMON SHARE...................................       $0.67      $0.58     $(1.67)      $1.71
                                                                               ---------------------------------------------
                                                                               ---------------------------------------------

NET EARNINGS (LOSS) PER COMMON SHARE, ASSUMING DILUTION......................       $0.66      $0.57     $(1.67)      $1.68
                                                                               ---------------------------------------------
                                                                               ---------------------------------------------


WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.........................         192        188         192        186
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS.................................           2          4           -          5
                                                                               ----------   --------   ---------   ---------

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION......         194        192         192        191
                                                                               ----------   --------   ---------   ---------
                                                                               ----------   --------   ---------   ---------


            See notes to condensed consolidated financial statements

                          UNITED HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                        -------------------
                                                                                        1998          1997
                                                                                        ----          ----
OPERATING ACTIVITIES
   Net Earnings (Loss)............................................................         $(298)         $341
   Noncash Items:
      Depreciation and Amortization...............................................            133          106
      Deferred Income Taxes.......................................................          (210)           68
      Asset Impairments...........................................................            451            -
   Net Change in Other Operating Items:
      Accounts Receivable and Other Current Assets................................           (94)        (159)
      Medical Costs Payable.......................................................            181           38
      Accounts Payable and Other Current Liabilities..............................            148        (117)
      Accrued Operational Realignment and Other Charges...........................            265            -
      Unearned Premiums...........................................................          (143)        (112)
                                                                                    -------------   -----------
        Cash Flows From Operating Activities......................................            433          165
                                                                                    -------------   -----------
INVESTING ACTIVITIES
   Cash Paid for Acquisitions, net of cash assumed and other effects..............          (125)            -
   Purchases of Property and Equipment and Capitalized Software, net..............          (112)        (132)
   Purchases of Investments.......................................................        (2,353)      (5,084)
   Maturities/Sales of Investments................................................          2,660        4,421
                                                                                    -------------   -----------
        Cash Flows From (Used for) Investing Activities...........................             70        (795)
                                                                                    -------------   -----------

FINANCING ACTIVITIES
   Proceeds from Stock Option Exercises...........................................             83           65
   Common Stock Repurchases.......................................................          (284)            -
   Dividends Paid.................................................................           (27)         (27)
                                                                                    -------------   -----------
        Cash Flows (Used for) From Financing Activities...........................          (228)           38
                                                                                    -------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................            275        (592)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD.........................................            750        1,036
                                                                                    -------------   -----------
CASH AND EQUIVALENTS, END OF PERIOD...............................................         $1,025         $444
                                                                                    -------------   -----------
                                                                                    -------------   -----------



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

         In conjunction with our operational realignment initiatives, we developed and, in the second quarter approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million, which reflect the estimated costs we will incur under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a reduction of more than 4,000 positions, affecting 7,000 people in various locations. Through September 30, 1998, we have eliminated approximately 1,700 positions pursuant to the Plan.

         Our original provision for operational realignment and other charges was developed based on management's best judgement and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on more current information related to the amounts to be paid for severance and lease cancellation fees. In addition, based on continuing negotiations related to business dispositions, our original estimates for asset impairments and business disposition costs were revised. In total, our Operational Realignment and Other Charges did not change.

         The following table summarizes realignment activities for the nine-month period ended September 30, 1998 (in millions):

                                                                            ADDITIONAL
                                                              RECORDED        CHARGES                           ACCRUAL AT
                                                              PROVISION      (CREDITS)     CASH      NON-CASH  SEPTEMBER 30,
                                                              ---------      ---------     ----      --------      1998
                                                                                                                   ----
                 Provision for operational realignment:
                    Asset impairments...................             $430        $  21       $  -      $ (451)        $  -
                    Severance and outplacement costs....              142          (20)        (7)          -          115
                    Noncancellable lease obligations....               82           (9)         -           -           73
                    Disposition of businesses and other
                       costs............................               71            8         (2)          -           77
                                                             ------------   ----------   --------   ---------   ----------
                 Total Provision                                     $725        $   -       $ (9)     $ (451)        $265
                                                             ------------   ----------   --------   ---------   ----------
                                                             ------------   ----------   --------   ---------   ----------

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

         Businesses we intend to dispose include our managed workers compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. We prepared a forecast of expected undiscounted cash flows, where appropriate, to determine whether asset impairments existed. We used discounted cash flows to determine the fair value and measure the write downs for two of the three health plans. We estimated proceeds on the sale of the managed workers compensation, small group health insurance, clinical and other health plan businesses in order to determine the fair value and the amount of the asset write down for these businesses. The asset impairments also consist of other operating assets written down to their estimated net realizable value as a result of operational realignment activities. The carrying value of the net assets held for sale or disposal is approximately $20 million as of September 30, 1998.

         In December 1997, we acquired Medicode, a leading provider of health care information products. We issued 2.4 million shares of common stock and 507,000 common stock options with a total fair value of $127 million in exchange for all outstanding shares of Medicode. We accounted for the acquisition using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the fair value of net asset acquired by $123 million, which was originally assigned to goodwill. During the second quarter of 1998, the Company completed the valution of the intangible assets acquired in the Medicode transaction. Pursuant to the findings of the independent valuation, we expensed $68 million of the excess purchase price reprensenting purchased in-process technology that previously had been assigned to goodwill. In management's judgement, this amount reflects the amount we would reasonably expect to pay an unrelated party for each project included in the technology. The value of in process research and development of $68 million represented approximately 48% of the purchase price and was determined by estimating the costs to develop the purchased technology into commercially viable products, then estimating the resulting net cash flows from each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. The amount of research and development expended by Medicode on these projects prior to the acquisition date totaled $8.5 million, with an additional $2.5 million spent through September 30, 1998, and another $2.1 million expected to be spent to complete these research and development projects. The in-process technology has not yet reached technological feasibility and has not alternative future use. The in-process projects were focused on the continued development and evolution of next generation medical databases and software solutions. The $68 million charge is included as a component of Operational Realignment and Other Charges in the accompanying Consolidated Statements of Operations for the six months ended June 30, 1998. Based on the final valuation, the remaining excess purchase price of $55 million was assigned to existing technologies, trade names and goodwill. The pro forma effects of the Medicode acquisition on our consolidated financial statements were not material.

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

                                                      Three Months     Nine Months
                                                         Ended             Ended
                                                     September 30,     September 30,
                                                     -------------     -------------
                                                     1998     1997     1998     1997
                                                     ----     ----     ----     ----
Revenues...........................................  $246     $212     $722     $613
Operating losses before income taxes...............  $(1)     $(3)     $(25)    $(26)

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

MEDICAL COSTS

         During the second quarter of 1998, we recorded $175 million of medical cost charges. Of this amount, $101 million related to Medicare contract losses, $19 million related to other increases in Medicare medical costs payable estimates, and $55 million related to increases in commercial medical costs payable estimates.

         The $101 million of contract losses were related to 13 of our 24 Medicare markets. These plans contribute half of our annual Medicare premiums of $2.3 billion. Six of these 13 markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the other seven markets, we experienced increased medical costs which exceeded the fixed Medicare premiums that only increased 2.5% on average. We incurred $38 million of these Medicare losses during the second quarter, and accrued $63 million at June 30, 1998, to cover estimated future losses to be incurred in the third and fourth quarters. We incurred $39 million of losses in the third quarter, and we believe the remaining loss contract reserve of $24 million is adequate to cover fourth quarter losses to be incurred.

3.  INCOME TAXES

         The income tax provision of $42 million for the nine-month period ended September 30, 1998, included an income tax benefit of $196 million related to our second quarter operating charges.

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

5.  CASH AND INVESTMENTS

         As of September 30, 1998, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                 AMORTIZED COST        GROSS UNREALIZED         GROSS UNREALIZED       FAIR VALUE
                                                 --------------          HOLDING GAINS           HOLDING LOSSES        ----------
                                                                         -------------           --------------
Cash and Cash Equivalents..................               $1,025                     $ -                       $ -          $1,025
Investments Available for Sale.............                2,852                      97                       (9)           2,940
Investments Held to Maturity...............                   83                       -                         -              83
                                              ------------------  ----------------------  ------------------------  ---------------
   Total Cash and Investments..............               $3,960                     $97                      $(9)          $4,048
                                              ------------------  ----------------------  ------------------------  ---------------
                                              ------------------  ----------------------  ------------------------  ---------------

6.  AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT

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

         Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Condensed Consolidated Balance Sheet. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be covered by underwriting gains in future periods of the contract. The RSF balance was $192 million as of January 1, 1998, and is $370 million as of September 30, 1998. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

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

                                                                            AMOUNTS
                                                                          TRANSFERRED          BALANCE AS OF
                 DESCRIPTION                                                  AS OF            SEPTEMBER 30,
                 -----------                                             JANUARY 1, 1998           1998
                                                                         ---------------           ----
                 Assets Under Management............................         $  959               $1,075
                 Premiums Receivable................................         $  300               $  298
                 Medical Costs Payable..............................         $1,024               $  893
                 Other Policy Liaibilities..........................         $  192               $  370
                 Other Liabilities..................................         $   43               $   55

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

7.  COMPREHENSIVE INCOME

         The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the nine-month periods ended September 30, 1998 and 1997 (in millions):

                                                                                                         1998     1997
                                                                                                         ----     ----
          Net Earnings (Loss).....................................................................       $(298)    $341
          Change in Net Unrealized Holding Gains on Investments Available for Sale,
             net of income tax effects............................................................           27      26
                                                                                                     ----------  -------
          Comprehensive Income (Loss).............................................................       $(271)    $367
                                                                                                     ----------  -------
                                                                                                     ----------  -------

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

SUMMARY OPERATING INFORMATION

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                                     -------------                         -------------
OPERATING RESULTS                                             1998        1997      PERCENT        1998         1997      PERCENT
-----------------                                             ----        ----       CHANGE        ----         ----       CHANGE
                                                                                     ------                                ------
                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Total Revenues..........................................        $4,360      $2,959         47%       $12,710      $8,741        45 %
Earnings (Loss) from Operations.........................          $214        $187         14%        $(256)        $550      (147)%
Net Earnings (Loss).....................................          $135        $116         16%        $(298)        $341      (187)%
Net Earnings (Loss) Per Common Share,
  Assuming Dilution.....................................         $0.66       $0.57         16%       $(1.67)       $1.68      (199)%
Medical Costs to Premium Revenues.......................         86.0%       84.1%                  87.6%(a)       84.4%
SG&A Expenses to Total Revenues.........................         17.2%       20.0%                     17.0%       20.1%


ENROLLMENT BY PRODUCT                                                    SEPTEMBER 30,       SEPTEMBER 30,       PERCENT
---------------------                                                    -------------       -------------       -------
                                                                             1998                1997            CHANGE
                                                                             ----                ----            ------
                                                                                  (IN THOUSANDS)
Health Plan Products
   Commercial......................................................              5,837(b)            5,237(b)        11%
   Medicare........................................................                   450                 318        42%
   Medicaid........................................................                   509                 526       (3)%
                                                                     --------------------  ------------------  ----------
      Total Health Plan Products...................................                 6,796               6,081        12%
Other Network-Based Products.......................................              4,940(b)            4,619(b)         7%
Indemnity Products.................................................                 1,631               2,321      (30)%
                                                                     --------------------  ------------------  ----------
      Total Enrollment.............................................                13,367              13,021         3%
                                                                     --------------------  ------------------  ----------
                                                                     --------------------  ------------------  ----------

                                                                                 SEPTEMBER 30,       SEPTEMBER 30,        PERCENT
ENROLLMENT BY FUNDING ARRANGEMENT                                                     1998               1997             CHANGE
---------------------------------                                                     ----               ----             ------
                                                                                              (IN THOUSANDS)
   Fully Insured
      Health Plan Products.....................................................            5,831               5,218            12%
      Other Network-Based Products.............................................              495                 489             1%
      Indemnity Products.......................................................              274                 391          (30)%
                                                                                 ---------------  ------------------  -------------
        Total Fully Insured....................................................            6,600               6,098             8%
                                                                                 ---------------  ------------------  -------------
   Self-Funded
      Health Plan Products.....................................................              965                 863            12%
      Other Network-Based Products.............................................            4,445               4,130             8%
      Indemnity Products.......................................................            1,357               1,930          (30)%
                                                                                 ---------------  ------------------  -------------
        Total Self Funded......................................................            6,767               6,923           (2)%
                                                                                 ---------------  ------------------  -------------
           Total Enrollment....................................................           13,367              13,021             3%
                                                                                 ---------------  ------------------  -------------
                                                                                 ---------------  ------------------  -------------

------------

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

         In conjunction with our operational realignment initiatives, we developed and, in the second quarter approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million, which reflect the estimated costs we will incur under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain processing operations and associated real estate obligations. These activities will result in a reduction of more than 4,000 positions, affecting 7,000 people in various locations. Through September 30, 1998, we have eliminated approximately 1,700 positions pursuant to the Plan.

         Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations.

         Our original provision for operational realignment and other charges was developed based on management's best judgement and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on more current information related to the amounts to be paid for severance and lease cancellation fees. In addition, based on continuing negotiations related to business dispositions, our original estimates for asset impairments and business disposition costs were revised. In total, our Operational Realignment and Other Charges did not change.

         The following table summarizes realignment activities for the nine-month period ended September 30, 1998 (in millions):

                                                          ADDITIONAL
                                            RECORDED        CHARGES                            ACCRUAL AT SEPTEMBER 30,
                                            PROVISION      (CREDITS)    CASH       NON-CASH              1998
                                            ---------      ---------    ----       --------              ----
Provision for operational realignment:
   Asset impairments...................             $430         $ 21       $  -      $(451)             $  -
   Severance and outplacement costs....              142          (20)       (7)           -              115
   Noncancellable lease obligations....               82           (9)         -           -               73
   Disposition of businesses and other
      costs............................               71            8        (2)           -               77
                                          --------------  -----------  --------  -----------  ---------------
Total Provision                                     $725         $  -       $(9)      $(451)             $265
                                          --------------  -----------  --------  -----------  ---------------
                                          --------------  -----------  --------  -----------  ---------------

         We have included in asset impairments the write-off of $68 million of purchased in-process research and development associated with the acquisition of Medicode, Inc. The in-process projects were focused on the continued development and evolution of next-generation medical databases and software solutions, including clinical editing software, benchmarking databases and technologies. These technologies, upon completion, will enable both health care payers and providers to use the same data generated in the treatment documentation process to be then used in the financial transaction process, which involves provider compensation, care utilization review, trend analysis and management reporting. Through September 30, 1998, we had expended an additional $2.5 million and estimate that it will be necessary to dedicate approximately $2.1 million in order to successfully complete these projects.

Details of the asset impairments are as follows (in millions):

                                                      TRIGGERING EVENT      EXPECTED DISPOSAL           DISPOSAL DATE
--------------------------------------------------------------------------------------------------------------------------------
Intangibles and operating assets of                  A decision to exit    Operating assets       The carrying value of the
certain health plan and small group                  or reconfigure        will be abandoned or   assets will be depreciated
health insurance markets                       $291  these businesses,     disposed upon exit     over the estimated remaining
                                                     markets and           or reconfiguration     life with physical disposal
Specialized Care Services intangibles            39  products.             of the market,         during either the fourth
and operating assets                                                       business, or           quarter of 1998 or the first
                                                                           products.              six months of 1999.
--------------------------------------------------------------------------------------------------------------------------------
Ingenix purchased in-process research                The acquisition of    Not applicable.        Written down during second
and development                                  68  Medicode, Inc.                               quarter 1998.
                                                     occurred on
                                                     December 31, 1997.
                                                     The final allocation
                                                     of purchase price
                                                     and valuation was
                                                     completed in June
                                                     1998.
--------------------------------------------------------------------------------------------------------------------------------
Corporate and other business segment             53  Realignment           Operating assets       The carrying value of the
operating assets                                     initiatives           have been or will be   assets will be depreciated
                                                     resulted in           written off,           over the estimated remaining
                                                     operating assets to   abandoned or           life with physical disposal
                                                     be abandoned or       disposed upon exit     during either the fourth
                                                     disposed.             of certain             quarter of 1998 or the first
                                                                           businesses or as a     six months of 1999.
                                                                           result of other
                                                                           realignment
                                                                           initiatives.
--------------------------------------------------------------------------------------------------------------------------------
Total                                          $451
--------------------------------------------------------------------------------------------------------------------------------

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

         The $101 million of contract losses were related to 13 of our 24 Medicare markets. These plans contribute half of our annual Medicare premiums of $2.3 billion. Six of these 13 markets are generally newer markets where we have been unable to achieve the scale of operations necessary to achieve profitability. In numerous counties in the other seven markets, we experienced increased medical costs which exceeded the fixed Medicare premiums that only increased 2.5% on average. We incurred $38 and $39 million of these Medicare losses in the second quarter and third quarter, and have a loss contract accrual of $24 million for the losses we expect to incur over the remainder of 1998.

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

         The overall increase in management services and fee revenues is primarily the result of acquisitions by our Knowledge and Information business during 1997 and 1998. Additionally, our Specialized Care Services business, most notably in United Behavioral Health and Optum, our telephone- and Internet-based health information and personal care management business, continues to increase the number of individuals it serves.

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

DESKTOP HARDWARE & SOFTWARE We have recently inventoried all of our desktop hardware and software over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified and will be modified or replaced with compliant systems by September 30, 1999. In addition, all of our UNIX client server installations are compliant at September 30, 1998.

TELECOMMUNICATIONS We have inventoried all of our telecommunication systems over 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. As of September 30, 1998, we are approximately 50% Year 2000 compliant with our data and voice networks. We expect all our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

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

                                                       COSTS INCURRED TO DATE               PROJECTED COSTS
YEAR                                                RESOURCES       AMORTIZATION      RESOURCES       AMORTIZATION      TOTAL
----                                                ---------       ------------      ---------       ------------      -----
1996...........................................               $1                 $-            $ -                $ -      $ 1
1997...........................................               12                  -              -                  -       12
1998...........................................               12                  -              5                 *1       18
1999...........................................                -                  -             17                 *8       25
2000...........................................                -                  -              3                 *9       12
2001...........................................                -                  -              -                 *9        9
2002...........................................                -                  -              -                 *2        2
                                                  --------------  -----------------  -------------  -----------------  --------
                                                             $25                 $-            $25                $29      $79
                                                  --------------  -----------------  -------------  -----------------  --------
                                                  --------------  -----------------  -------------  -----------------  --------


-----------

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

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

           EXHIBIT                                     DESCRIPTION
           NUMBER                                      -----------
           ------
       *Exhibit 3.1     -  Amended and Restated Bylaws of United HealthCare
                           Corporation, as amended
      **Exhibit 15      -  Letter Re Unaudited Interim Financial Information
       *Exhibit 99      -  Cautionary Statements

*     Previously filed.
**    Filed herewith.

(b) No reports on Form 8-K were filed during the three month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNITED HEALTHCARE CORPORATION



  /s/ DAVID J. LUBBEN     General Counsel and Secretary   Dated:  April 22, 1999
------------------------
David J. Lubben

                          UNITED HEALTHCARE CORPORATION
                                    EXHIBITS


           EXHIBIT                                     DESCRIPTION
           NUMBER                                      -----------
           ------
       *Exhibit 3.1     -  Amended and Restated Bylaws of United HealthCare
                           Corporation, as amended
      **Exhibit 15      -  Letter Re Unaudited Interim Financial Information
       *Exhibit 99      -  Cautionary Statements

*     Previously filed
**    Filed herewith