Form 10-K/A
period 1998-12-31
UNITED HEALTHCARE CORP
filed 1999-04-22
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                         FIRST ELECTED AS
NAME                                  AGE                        POSITION AT 12/31/98                    EXECUTIVE OFFICER
--------------------------------      ---      --------------------------------------------------------  -----------------
William W. McGuire, M.D.........          50   President, Chairman, Chief Executive Officer and
                                                 Director                                                         1988
Stephen J. Hemsley..............          46   Chief Operating Officer                                            1997
Arnold H. Kaplan................          59   Chief Financial Officer                                            1998
David J. Lubben.................          47   General Counsel and Secretary                                      1996
Lois E. Quam....................          37   CEO, Ovations                                                      1998
Jeannine R. Rivet...............          50   CEO, UnitedHealthcare                                              1998
R. Channing Wheeler.............          47   CEO, Uniprise                                                      1998

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

    The following table shows the range of high and low sales prices for the Company stock as reported on the New York Stock Exchange Composite Tape for the calendar periods indicated through February 26, 1999. These prices do not include commissions or fees associated with the purchase or sale of this security:

                                                                           HIGH        LOW
                                                                        ----------  ----------
1999
  First Quarter 1999
    Through February 26, 1999.........................................  $    49.50  $  39.4375

1998
  First Quarter.......................................................  $  66.8125  $  46.5625
  Second Quarter......................................................  $  73.9375  $    61.25
  Third Quarter.......................................................  $    66.50  $  29.5625
  Fourth Quarter......................................................  $   50.625  $   33.375

1997
  First Quarter.......................................................  $    55.25  $   42.625
  Second Quarter......................................................  $    56.75  $    43.75
  Third Quarter.......................................................  $   60.125  $   47.875
  Fourth Quarter......................................................  $    54.75  $  42.4375

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

ITEM 6. SELECTED FINANCIAL DATA

                    FINANCIAL HIGHLIGHTS UNITEDHEALTH GROUP

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                      ---------  ---------  ---------  ---------  ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING RESULTS
Revenues............................................  $  17,355  $  11,794  $  10,074  $   5,671  $   3,769
Earnings (Loss) From Operations.....................  $     (42 (1) $     742 $     581(2) $     461(3) $     506
                                                      ---------  ---------  ---------  ---------  ---------
Net Earnings (Loss) Before Extraordinary Gain.......  $    (166) $     460  $     356  $     286  $     288(4)
Extraordinary Gain on Sale of Subsidiary, net of
  income tax effects................................         --         --         --         --      1,377(5)
                                                      ---------  ---------  ---------  ---------  ---------
Net Earnings (Loss)                                   $    (166 (1) $     460 $     356(2) $     286(3) $   1,665
Convertible Preferred Stock Dividends...............        (28)       (29)       (29)        (7)        --
Preferred Stock Redemption Premium..................        (20)        --         --         --         --
                                                      ---------  ---------  ---------  ---------  ---------
Net Earnings (Loss) Applicable to Common
  Shareholders......................................  $    (214 (1) $     431 $     327 $     279 $   1,665
Basic Net Earnings (Loss) per Common Share
  Basic Net Earnings (Loss) per Common Share Before
    Extraordinary Gain..............................  $   (1.12) $    2.30  $    1.80  $    1.61  $    1.69
  Extraordinary Gain................................         --         --         --         --       8.06
                                                      ---------  ---------  ---------  ---------  ---------
  Basic Net Earnings (Loss) per Common Share........  $   (1.12) $    2.30  $    1.80  $    1.61  $    9.75
                                                      ---------  ---------  ---------  ---------  ---------
Diluted Net Earnings (Loss) per Common Share
  Diluted Net Earnings (Loss) per Common Share
    Before Extraordinary Gain.......................  $   (1.12 (1) $    2.26 $    1.76(2) $    1.57(3) $    1.64(4)
  Extraordinary Gain................................         --         --         --         --       7.86(5)
                                                      ---------  ---------  ---------  ---------  ---------
  Diluted Net Earnings (Loss) per Common Share......  $   (1.12 (1) $    2.26 $    1.76(2) $    1.57(3) $    9.50
                                                      ---------  ---------  ---------  ---------  ---------
Basic Weighted-Average Number of Common Shares
  Outstanding.......................................        191        187        182        174        171
Weighted-Average Number of Common Shares
  Outstanding, Assuming Dilution....................        191        191        186        177        175
                                                      ---------  ---------  ---------  ---------  ---------
Dividends Per Share Common Stock....................  $    0.03  $    0.03  $    0.03  $    0.03  $    0.03
  Convertible Preferred Stock.......................  $   56.03  $   57.50  $   57.50  $   14.38  $      --
                                                      ---------  ---------  ---------  ---------  ---------
CONSOLIDATED FINANCIAL CONDITION
(As of December 31)
Cash and Investments................................  $   4,424  $   4,041  $   3,453  $   3,078  $   2,769
Total Assets........................................  $   9,701  $   7,623  $   6,997  $   6,161  $   3,489
Debt................................................  $     708(6) $      -- $      -- $      --  $      --
Convertible Preferred Stock.........................  $      --  $     500  $     500  $     500  $      --
Shareholders' Equity................................  $   4,038  $   4,534  $   3,823  $   3,188  $   2,795

       Financial Highlights should be read together with the accompanying Financial Review and Consolidated Financial Statements and Notes.

                                               (FOOTNOTES ON THE FOLLOWING PAGE)

(FOOTNOTES FOR PRECEDING PAGE)
------------------------------

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

1998 OPERATING RESULTS OVERVIEW

    The following table summarizes our results for each of the last three years ended December 31 (in millions, except per share amounts).

                                                                                   1998(1)     1997       1996(2)
                                                                                  ---------  ---------  -----------
Earnings (Loss) From Operations.................................................  $     (42) $     742   $     581
Net Earnings (Loss) Applicable to Common Shareholders...........................  $    (214) $     431   $     327
Diluted Net Earnings (Loss) per Common Share....................................  $   (1.12) $    2.26   $    1.76
Medical Costs to Premium Revenues...............................................       87.2%(3)      84.3%       84.6%
SG&A Expenses to Total Revenues.................................................       17.1%      20.0%       21.5%

------------------------

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

(3) Includes $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates. The company's ratio of medical costs to premium revenues for the year ended December 31, 1998, would have been 86.0% without these charges.

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

    The following table summarizes enrollment in all of our product offerings as of December 31:

ENROLLMENT SUMMARY(1)

                                                            1998                              1997                  1996
                                              --------------------------------  --------------------------------  ---------
                                               AMOUNT     INCREASE (DECREASE)    AMOUNT     INCREASE (DECREASE)    AMOUNT
                                              ---------  ---------------------  ---------  ---------------------  ---------
Enrollment, excluding Ovations (as of
  December 31, in thousands)
UnitedHealthcare
  Risk-Based:
    Health Plans............................      5,231               17%           4,475               13%           3,945
    Other Network-Based and Indemnity.......        530               (14)%           613               (29     )%       858
                                                                       --                                --
                                              ---------                         ---------                         ---------
    Total Commercial........................      5,761                13%          5,088                 6%          4,803
    Medicare................................        483                40%            345                54%            224
    Medicaid................................        638                21%            526                 0%            525
                                                                       --                                --
                                              ---------                         ---------                         ---------
      Total Risk-Based......................      6,882                15%          5,959                 7%          5,552
  Fee-Based:
    Commercial..............................      1,725                 7%          1,609               (29     )%     2,279
                                                                       --                                --
                                              ---------                         ---------                         ---------
    Total UnitedHealthcare..................      8,607                14%          7,568                (3     )%     7,831
                                                                       --                                --
                                              ---------                         ---------                         ---------
Uniprise
  Risk-Based................................        261                (1     )%       263               (9     )%       288
  Fee-Based.................................      5,139                (2     )%     5,226               (8     )%     5,653
                                                                       --                                --
                                              ---------                         ---------                         ---------
    Total Uniprise..........................      5,400                (2     )%     5,489               (8     )%     5,941
                                                                       --                                --
                                              ---------                         ---------                         ---------
Total Enrollment, excluding Ovations........     14,007                 7%         13,057                (5     )%    13,772
                                                                       --                                --
                                                                       --                                --
                                              ---------                         ---------                         ---------
                                              ---------                         ---------                         ---------

------------------------

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

PREMIUM REVENUES

    The following table summarizes premium revenues by business unit for the years ended December 31 (in millions):

                                                                                       PERCENT
                                                                                      INCREASE
                                                                1998       1997      (DECREASE)
                                                              ---------  ---------  -------------
UnitedHealthcare............................................  $  11,397  $   9,507           20%
Ovations....................................................      3,584         87           NM
Uniprise....................................................        447        418            7%
Specialized Care Services...................................        337        291           16%
Elimination of Inter-Unit Transactions......................       (249)      (168)          NM
                                                              ---------  ---------          ---
                                                              $  15,516  $  10,135           53%
                                                              ---------  ---------          ---
                                                              ---------  ---------          ---

------------------------

NM--Not Meaningful

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

MANAGEMENT SERVICES AND FEE REVENUES

    Management services and fee revenues during 1998 totaled $1.6 billion, representing an increase of approximately $160 million over 1997. The increase is primarily the result of acquisitions by Ingenix during 1997 and 1998. Additionally, our Specialized Care Services business--most notably United Behavioral Health and Optum-Registered Trademark-, our telephone- and Internet-based health information and services business-- continues to increase the number of individuals it serves.

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

MEDICAL COSTS

    The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The following table summarizes our medical care ratio by product line for the years ended December 31:

                                                                                 1998       1997
                                                                               ---------  ---------
UnitedHealthcare:
  Commercial(1)..............................................................       85.3%      85.7%
  Medicare...................................................................       92.0%      83.3%
  Medicaid...................................................................       85.2%      82.8%
                                                                                     ---        ---
Total UnitedHealthcare.......................................................       86.7%      85.1%
                                                                                     ---        ---
Consolidated UnitedHealth Group..............................................       87.2%      84.3%
                                                                                     ---        ---
Consolidated (excluding AARP)................................................       85.8%      84.3%
                                                                                     ---        ---

------------------------

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

    Commercial health plan premium rates are established based on anticipated health care costs. During 1998, commercial premium yield increases averaging 5% to 6% minimally exceeded medical cost trends of approximately 4%. Looking to 1999, we expect average medical cost increases to remain stable in the 4% to 5% range, and we also expect that our medical care ratio will improve as a result of premium yield increases on new and renewal commercial business averaging 7% to 8%.

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

    The table below summarizes realignment activities for the year ended December 31, 1998 (in millions):

                                                        ADDITIONAL       CHARGES INCURRED
                                           RECORDED       CHARGES     ----------------------   ACCRUAL AT
                                           PROVISION     (CREDITS)      CASH       NONCASH      YEAR-END
                                          -----------  -------------  ---------  -----------  -------------
Provision for operational realignment
  and
  other charges:
  Asset Impairments                        $     430            21    $      --   $    (451)    $      --
  Severance and outplacement costs               142           (20)         (19)         --           103
  Noncancelable lease obligations                 82            (9)          (6)         --            67
  Dispositions of business and other
    costs                                         71             8          (13)         --            66
                                               -----           ---    ---------  -----------        -----
        Total provision                    $     725            --    $     (38)  $    (451)    $     236
                                               -----           ---    ---------  -----------        -----
                                               -----           ---    ---------  -----------        -----

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

    Details of the asset impairments are as follows (in millions):

                                                               Triggering Event    Expected Disposal   Disposal Date
-------------------------------------------------------------------------------------------------------------------------

UnitedHealthcare intangible and operating assets          291  A decision to exit  Operating assets    The carrying value
of certain health plan and small group insurance    $          or reconfigure      will be abandoned   of the assets will
markets                                                  $ 39  these businesses,   or disposed of      be depreciated
                                                               markets and         upon exit or        over the estimated
Specialized Care Services intangible and operating             products.           reconfiguration of  remaining life,
assets                                                                             the market,         with physical
                                                                                   business, or        disposal during
                                                                                   products.           either the fourth
                                                                                                       quarter of 1998 or
                                                                                                       the first six
                                                                                                       months of 1999.
-------------------------------------------------------------------------------------------------------------------------

Ingenix purchased in-process research and           $      68  The acquisition of  Not applicable.     Written down
development                                                    Medicode, Inc.                          during second
                                                               occurred in                             quarter of 1998.
                                                               December 1997. The
                                                               final allocation
                                                               of purchase price
                                                               and valuation of
                                                               acquired
                                                               intangibles was
                                                               completed in June
                                                               1998.
-------------------------------------------------------------------------------------------------------------------------

Corporate operating assets                          $      53  Realignment         Operating assets    The carrying value
                                                               initiatives         have been or will   of the assets will
                                                               resulted in         be written off,     be depreciated
                                                               operating assets    abandoned or        over the estimated
                                                               to be abandoned or  disposed of upon    remaining life
                                                               disposed.           exit of certain     with physical
                                                                                   businesses or as a  disposal during
                                                                                   result of other     either the fourth
                                                                                   realignment         quarter of 1998 or
                                                                                   initiatives.        the first six
                                                                                                       months of 1999.
-------------------------------------------------------------------------------------------------------------------------
Total                                               $     451
-------------------------------------------------------------------------------------------------------------------------

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

    TELECOMMUNICATIONS We have inventoried all of our telecommunication systems--more than 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing noncompliant telecommunication systems. As of December 31, 1998, we were approximately 75% Year 2000 compliant with our data and voice networks. We expect all of our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

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

                                                EXPENSES
                                            INCURRED TO DATE               PROJECTED EXPENSES
                                     ------------------------------  ------------------------------
                                       RESOURCES     DEPRECIATION      RESOURCES     DEPRECIATION       TOTAL
                                     -------------  ---------------  -------------  ---------------     -----
1996...............................    $       1       $      --       $      --       $      --      $       1
1997...............................           12              --              --              --             12
1998...............................           18              --              --              --             18
1999...............................           --              --              18               7             25
2000...............................           --              --               3               9             12
2001...............................           --              --              --               9              9
2002...............................           --              --              --               2              2
                                             ---             ---             ---             ---            ---
                                       $      31       $      --       $      21       $      27      $      79
                                             ---             ---             ---             ---            ---
                                             ---             ---             ---             ---            ---

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               UNITEDHEALTH GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                            (IN MILLIONS,
                                                                                       EXCEPT PER SHARE DATA)
REVENUES
  Premiums.......................................................................  $  15,516  $  10,135  $   8,491
  Management Services and Fees...................................................      1,590      1,428      1,398
  Investment and Other Income....................................................        249        231        185
                                                                                   ---------  ---------  ---------
    Total Revenues...............................................................     17,355     11,794     10,074
                                                                                   ---------  ---------  ---------
OPERATING EXPENSES
  Medical Costs..................................................................     13,523      8,542      7,180
  Selling, General and Administrative Expenses...................................      2,964      2,364      2,165
  Depreciation and Amortization..................................................        185        146        133
  Merger Costs...................................................................         --         --         15
  Operational Realignment and Other Charges......................................        725         --         --
                                                                                   ---------  ---------  ---------
    Total Operating Expenses.....................................................     17,397     11,052      9,493
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) FROM OPERATIONS..................................................        (42)       742        581
  Interest Expense...............................................................         (4)        --         --
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) BEFORE INCOME TAXES..............................................        (46)       742        581
  Provision for Income Taxes.....................................................       (120)      (282)      (225)
                                                                                   ---------  ---------  ---------
NET EARNINGS (LOSS)..............................................................       (166)       460        356
CONVERTIBLE PREFERRED STOCK DIVIDENDS............................................        (28)       (29)       (29)
CONVERTIBLE PREFERRED STOCK REDEMPTION PREMIUM...................................        (20)        --         --
                                                                                   ---------  ---------  ---------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS............................  $    (214) $     431  $     327
                                                                                   ---------  ---------  ---------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE.......................................  $   (1.12) $    2.30  $    1.80
                                                                                   ---------  ---------  ---------
DILUTED NET EARNINGS (LOSS) PER COMMON SHARE.....................................  $   (1.12) $    2.26  $    1.76
                                                                                   ---------  ---------  ---------
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.......................        191        187        182
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS.....................................         --          4          4
                                                                                   ---------  ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION..........        191        191        186
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                 See notes to consolidated financial statements

                               UNITEDHEALTH GROUP

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  AS OF DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                                                                 (IN MILLIONS, EXCEPT
                                                                                                 SHARE AND PER SHARE
                                                                                                        DATA)
                                                       ASSETS
Current Assets
  Cash and Cash Equivalents....................................................................  $   1,644  $     750
  Short-Term Investments.......................................................................        170        506
  Accounts Receivable, net of allowances of $64 and $45........................................        991        768
  Assets Under Management......................................................................      1,155         28
  Other Current Assets.........................................................................        320        141
                                                                                                 ---------  ---------
    Total Current Assets.......................................................................      4,280      2,193
Long-Term Investments..........................................................................      2,610      2,785
Property and Equipment, net of accumulated depreciation of $463 and $350.......................        294        364
Goodwill and Other Intangible Assets, net of accumulated amortization of $258 and $205.........      2,517      2,281
                                                                                                 ---------  ---------
    Total Assets...............................................................................  $   9,701  $   7,623
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical Costs Payable........................................................................  $   2,780      1,565
  Other Policy Liabilities.....................................................................        714        235
  Accounts Payable and Accrued Liabilities.....................................................        739        495
  Short-Term Debt..............................................................................        459         --
  Accrued Operational Realignment and Other Charges............................................        236         --
  Unearned Premiums............................................................................        414        275
                                                                                                 ---------  ---------
    Total Current Liabilities..................................................................      5,342      2,570
Long-Term Debt.................................................................................        249         --
Other Long-Term Liabilities....................................................................         72         19
Convertible Preferred Stock....................................................................         --        500
Commitments and Contingencies (Note 14)
                                                                                                 ---------  ---------
Shareholders' Equity
  Common Stock, $0.01 par value--500,000,000 shares authorized; 183,930,000 and 191,111,000
    issued and outstanding.....................................................................          2          2
  Additional Paid-in Capital...................................................................      1,107      1,398
  Retained Earnings............................................................................      2,885      3,105
  Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects....         44         29
                                                                                                 ---------  ---------
    Total Shareholders' Equity.................................................................      4,038      4,534
                                                                                                 ---------  ---------
    Total Liabilities and Shareholders' Equity.................................................  $   9,701  $   7,623
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                See notes to consolidated financial statements.

                               UNITEDHEALTH GROUP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         NET UNREALIZED HOLDING
                                                         COMMON STOCK         ADDITIONAL                    GAINS (LOSSES) ON
                                                  --------------------------    PAID-IN     RETAINED    INVESTMENTS AVAILABLE FOR
                                                    SHARES        AMOUNT        CAPITAL     EARNINGS              SALE
                                                  -----------  -------------  -----------  -----------  -------------------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1995....................         175     $       2     $     822    $   2,359           $       5
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........           2            --            56           --                  --
    Acquisitions................................           8            --           270           --                  --
  Comprehensive Income
    Net Earnings................................          --            --            --          356                  --
      Other Comprehensive Income Adjustments
        Change in Net Unrealized Holding Losses
           on Investments Available for Sale,
           net of income tax effects............          --            --            --           --                 (12)
        Comprehensive Income....................          --            --            --           --                  --
  Cash Dividends
    Common Stock ($0.03 per share)..............          --            --            --           (6)                 --
    Convertible Preferred Stock ($57.50 per
      share)....................................          --            --            --          (29)                 --
                                                                        --
                                                         ---                  -----------  -----------                ---
BALANCE AT DECEMBER 31, 1996....................         185             2         1,148        2,680                  (7)
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........           3            --           116           --                  --
    Acquisitions................................           3            --           144           --                  --
  Stock Repurchases.............................          --            --           (10)          --                  --
  Comprehensive Income
    Net Earnings................................          --            --            --          460                  --
    Other Comprehensive Income Adjustments
      Change in Net Unrealized Holding Gains on
        Investments Available for Sale, net of
        income tax effects......................          --            --            --           --                  36
      Comprehensive Income......................          --            --            --           --                  --
  Cash Dividends
    Common Stock ($0.03 per share)..............          --            --            --           (6)                 --
    Convertible Preferred Stock ($57.50 per
      share)....................................          --            --            --          (29)                 --
                                                                        --
                                                         ---                  -----------  -----------                ---
BALANCE AT DECEMBER 31, 1997....................         191             2         1,398        3,105                  29
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........           4            --           131           --                  --
    Acquisitions................................          --            --            14           --                  --
  Stock Repurchases.............................         (11)           --          (436)          --                  --
  Comprehensive Income (Loss)
    Net Loss....................................          --            --            --         (166)                 --
    Other Comprehensive Income Adjustments
      Change in Net Unrealized Holding Gains on
        Investments Available for Sale, net of
        income tax effects......................          --            --            --           --                  15
        Comprehensive Loss......................          --            --            --           --                  --
  Cash Dividends
    Common Stock ($0.03 per share)..............          --            --            --           (6)                 --
    Convertible Preferred Stock ($56.03 per
      share)....................................          --            --            --          (28)                 --
  Convertible Preferred Stock Redemption
    Premium.....................................          --            --            --          (20)                 --
                                                                        --
                                                         ---                  -----------  -----------                ---
BALANCE AT DECEMBER 31, 1998....................         184     $       2     $   1,107    $   2,885           $      44
                                                                        --
                                                                        --
                                                         ---                  -----------  -----------                ---
                                                         ---                  -----------  -----------                ---


                                                      TOTAL
                                                  SHAREHOLDERS'    COMPREHENSIVE
                                                     EQUITY        INCOME (LOSS)
                                                  -------------  -----------------

BALANCE AT DECEMBER 31, 1995....................    $   3,188
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........           56
    Acquisitions................................          270
  Comprehensive Income
    Net Earnings................................          356        $     356
      Other Comprehensive Income Adjustments
        Change in Net Unrealized Holding Losses
           on Investments Available for Sale,
           net of income tax effects............          (12)             (12)
                                                                        ------
        Comprehensive Income....................           --        $     344
                                                                        ------
  Cash Dividends
    Common Stock ($0.03 per share)..............           (6)
    Convertible Preferred Stock ($57.50 per
      share)....................................          (29)

                                                  -------------         ------
BALANCE AT DECEMBER 31, 1996....................        3,823
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........          116
    Acquisitions................................          144
  Stock Repurchases.............................          (10)
  Comprehensive Income
    Net Earnings................................          460        $     460
    Other Comprehensive Income Adjustments
      Change in Net Unrealized Holding Gains on
        Investments Available for Sale, net of
        income tax effects......................           36               36
                                                                        ------
      Comprehensive Income......................           --        $     496
                                                                        ------
  Cash Dividends
    Common Stock ($0.03 per share)..............           (6)
    Convertible Preferred Stock ($57.50 per
      share)....................................          (29)

                                                  -------------         ------
BALANCE AT DECEMBER 31, 1997....................        4,534
  Issuance of Common Stock
    Stock Plans and Related Tax Benefits........          131
    Acquisitions................................           14
  Stock Repurchases.............................         (436)
  Comprehensive Income (Loss)
    Net Loss....................................         (166)       $    (166)
    Other Comprehensive Income Adjustments
      Change in Net Unrealized Holding Gains on
        Investments Available for Sale, net of
        income tax effects......................           15               15
                                                                        ------
        Comprehensive Loss......................           --        $    (151)
                                                                        ------
  Cash Dividends
    Common Stock ($0.03 per share)..............           (6)
    Convertible Preferred Stock ($56.03 per
      share)....................................          (28)
  Convertible Preferred Stock Redemption
    Premium.....................................          (20)

                                                  -------------         ------
BALANCE AT DECEMBER 31, 1998....................    $   4,038

                                                  -------------         ------
                                                  -------------         ------

                See notes to consolidated financial statements.

                               UNITEDHEALTH GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
                                                                                              (IN MILLIONS)
OPERATING ACTIVITIES
  Net Earnings (Loss)..............................................................  $    (166) $     460  $     356
  Noncash Items
      Depreciation and Amortization................................................        185        146        133
      Deferred Income Taxes........................................................       (184)        91         48
      Asset Impairments............................................................        451         --         --
      Provision for Future Losses..................................................         --         --         45
      Other........................................................................         --         --         (8)
  Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances
      Accounts Receivable and Other Current Assets.................................         41        (84)      (185)
      Medical Costs Payable........................................................        269         53        321
      Accounts Payable and Other Current Liabilities...............................        137        (30)      (202)
      Accrued Operational Realignment and Other Charges............................        236         --         --
      Unearned Premiums............................................................        102         47         54
                                                                                     ---------  ---------  ---------
      Cash Flows From Operating Activities.........................................      1,071        683        562
                                                                                     ---------  ---------  ---------
INVESTING ACTIVITIES
  Cash Paid for Acquisitions, net of cash assumed other effects....................       (464)        --        (52)
  Purchases of Property and Equipment and Capitalized Software.....................       (210)      (187)      (165)
  Proceeds from Sales of Property and Equipment....................................         59         --         --
  Purchases of Investments.........................................................     (2,799)    (6,706)    (5,010)
  Maturities/Sales of Investments..................................................      3,435      5,889      4,755
                                                                                     ---------  ---------  ---------
      Cash Flows From(Used For) Investing Activities...............................         21     (1,004)      (472)
                                                                                     ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from Issuance of Debt...................................................        708         --         --
  Proceeds from Stock Option Exercises.............................................         84         79         42
  Redemption of Convertible Preferred Stock........................................       (520)        --         --
  Stock Repurchases................................................................       (436)       (10)        --
  Dividends Paid Convertible Preferred Stock.......................................        (28)       (29)       (29)
    Common Stock...................................................................         (6)        (6)        (6)
                                                                                     ---------  ---------  ---------
      Cash Flows (Used For) From Financing Activities..............................       (198)        34          7
                                                                                     ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................        894       (287)        97
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................        750      1,037        940
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................  $   1,644  $     750  $   1,037
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                See notes to consolidated financial statements.

                               UNITEDHEALTH GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               UNITEDHEALTH GROUP

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Investments held by trustees or agencies according to state regulatory requirements are classified as held-to-maturity based on our ability and intent to hold these investments to maturity. Such investments are reported at amortized cost and are included in long-term investments. All other investments are classified as available for sale and reported at fair value based on quoted market prices and are classified as short-term or long-term depending on their maturity term. Periodically, we sell investments classified as long-term prior to their maturity to fund working capital or for other purposes.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the purchase price and transaction costs associated with businesses we acquired in excess of the estimated fair value of the net assets of these businesses. To the extent possible, a portion

                               UNITEDHEALTH GROUP

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the excess purchase price and transaction costs is assigned to certain identifiable intangible assets. Goodwill and other intangible assets are being amortized on a straight-line basis over useful lives ranging from three years to 40 years, with a weighted-average useful life of 34 years.

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

                               UNITEDHEALTH GROUP

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

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

    In December 1997, Ingenix acquired Medicode, Inc. (Medicode), a leading provider of health care information products. We issued 2.4 million shares of common stock and 507,000 common stock options with a total fair value of $127 million in exchange for all outstanding shares of Medicode. We accounted for the acquisition using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $123 million, which was preliminarily assigned to goodwill. During the second quarter of 1998, the Company completed the valuation of the intangible assets acquired in the Medicode transaction. Pursuant to the valuation, we expensed $68 million of the excess purchase price representing purchased in-process technology that previously had been assigned to goodwill. In management's judgment, this amount reflects the amount we would reasonably expect to pay an unrelated party for each project included in the technology. The value of in-process research and development of $68 million represented approximately 48% of the purchase price and was determined by estimating the costs to develop the purchased technology into commercially viable products, then estimating the resulting net cash flows from each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. The amount of

                               UNITEDHEALTH GROUP

(3) ACQUISITIONS (CONTINUED)
research and development expended by Medicode on these projects prior to the acquisition date totaled $8.5 million. Another $3.7 million was spent on these projects in 1998, with an additional $.8 million expected to be spent in 1999 to complete these research and development projects. The in-process projects were focused on the continued development and evolution of next-generation medical databases and software solutions. The $68 million charge is included as a component of Operational Realignment and Other Charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998. Based on the final valuation, the remaining excess purchase price of $55 million was assigned to existing technologies, trade names and goodwill. The pro forma effects of the Medicode acquisition on our consolidated financial statements were not material.

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

                               UNITEDHEALTH GROUP

(4) SPECIAL OPERATING CHARGES (CONTINUED)
    Our original provision for operational realignment and other charges was developed based on management's best judgment and estimates at that time. As we began to execute the Plan, we adjusted certain estimates based on more current information related to the amounts to be paid for severance and lease cancellation fees. In addition, based on continuing negotiations related to business dispositions, our original estimates for asset impairments and business disposition costs were revised. In total, our Operational Realignment and Other Charges did not change.

    The following table summarizes the components of the operational realignment and other charges for the year ended December 31, 1998 (in millions):

                                                                                              CHARGES INCURRED
                                                                             ADDITIONAL
                                                                RECORDED       CHARGES     ----------------------   ACCRUAL AT
                                                                PROVISION     (CREDITS)      CASH       NONCASH      YEAR-END
                                                               -----------  -------------  ---------  -----------  -------------
Provision for operational realignment and other charges:
  Asset Impairments..........................................   $     430            21    $      --   $    (451)    $      --
  Severance and outplacement costs...........................         142           (20)         (19)         --           103
  Noncancelable lease obligations............................          82            (9)          (6)         --            67
  Dispositions of business and other costs...................          71             8          (13)         --            66
                                                                    -----           ---          ---       -----         -----
    Total provision..........................................   $     725            --    $     (38)  $    (451)    $     236
                                                                    -----           ---          ---       -----         -----
                                                                    -----           ---          ---       -----         -----

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

    Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. We prepared a forecast of expected undiscounted cash flows, where appropriate, to determine whether asset impairments existed. We used discounted cash flows to determine the fair value and measure the write-downs for two of the three health plans. We estimated proceeds on the sale of the managed workers' compensation, small group health insurance, clinical and other health plan businesses in order to determine the fair value and amount of asset write-down for these businesses. The final allocation of the purchase price for the acquisition of Medicode was based on the final valuation of management. The asset impairments also consist of other operating assets written down to their net realizable value as a result of operational realignment activities. The carrying value of the net assets held for sale or disposal is approximately $20 million as of December 31, 1998.

    Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities and additional exit

                               UNITEDHEALTH GROUP

(4) SPECIAL OPERATING CHARGES (CONTINUED) costs, represent approximately $175 million and are included in the $725 million of operational realignment and other charges. Our accompanying Consolidated Statements of Operations include revenues and operating losses from these businesses as follows (in millions):

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Revenues.....................................................................  $     674  $     644
Loss Before Income Taxes.....................................................  $     (31) $     (31)

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

                               UNITEDHEALTH GROUP

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

    A reconciliation of MetraHealth restructuring activities for the years ended December 31 is as follows (in millions):

                                                                                     1998       1997       1996       1995
                                                                                   ---------  ---------  ---------  ---------
Balance at beginning of year.....................................................  $      11  $      28  $     141  $      --
Provision for restructuring costs:
  Severance and Outplacement.....................................................         --         --        (10)        24
  Contract Terminations..........................................................         --         --          3         58
  Noncancelable Lease Obligations................................................         --         --          7         20
  Asset Impairments..............................................................         --         --         --         52
Cash Payments:
  Severance and Outplacement.....................................................         --         (3)        (9)        (2)
  Contract Terminations..........................................................         (4)        (9)       (39)        (9)
  Noncancelable Lease Obligations................................................         (7)        (5)       (13)        (2)
Noncash Activities
  Property, Equipment and Software Write-downs...................................         --         --        (52)        --
                                                                                   ---------  ---------  ---------  ---------
Balance at end of year...........................................................  $      --  $      11  $      28  $     141
                                                                                   ---------  ---------  ---------  ---------
                                                                                   ---------  ---------  ---------  ---------

(6) PROVISION FOR FUTURE LOSSES

    In the second quarter of 1996, we recorded a provision to medical costs of $45 million to cover estimated losses we expected to incur through the remaining terms of two large contracts in our St. Louis health plan. One of the contracts expired in December 1998 and contained a premium rate increase cap of 2.5% per year. The other contract expires in December 2000 and generally limits premium rate increases to annual Consumer Price Index adjustments. As of December 31, 1998, there were approximately 35,000 members under this contract.

    Our estimate of future revenues and losses under these contracts is as follows (in millions):

                                                                               REVENUES       LOSSES
                                                                             -------------  -----------
1999 estimate..............................................................    $      59     $      (6)
2000 estimate..............................................................    $      61     $      (7)

    We believe the remaining balance in the accrual for future losses of $13 million, which is included in medical costs payable in the accompanying Consolidated Balance Sheets, will be sufficient to cover expected future losses from the remaining contract.

                               UNITEDHEALTH GROUP

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

    We assumed the policy and other liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following assets and liabilities were transferred from the program's previous carrier and are included in our Consolidated Balance Sheets (in millions):

                                                                          AMOUNTS      BALANCE
                                                                        TRANSFERRED     AS OF
                                                                           AS OF      DECEMBER
                                                                        JANUARY 1,       31,
                                                                           1998         1998
                                                                        -----------  -----------
Assets Under Management...............................................   $     959    $   1,155
Accounts Receivable...................................................   $     300    $     287
Medical Costs Payable.................................................   $   1,024    $     830
Other Policy Liabilities..............................................   $     192    $     509
Accounts Payable and Accrued Liabilities..............................   $      43    $     103

    The effect of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

                               UNITEDHEALTH GROUP

(8) CASH AND INVESTMENTS

    As of December 31, 1998 and 1997, the amortized cost, gross unrealized holding gains and losses, and fair value of cash and investments were as follows (in millions):

                                                                      GROSS UNREALIZED     GROSS UNREALIZED
1998                                                AMORTIZED COST      HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
--------------------------------------------------  ---------------  -------------------  -------------------  -----------
Cash and Cash Equivalents.........................     $   1,644          $      --            $      --        $   1,644
                                                          ------                ---                  ---       -----------
Investments Available for Sale
  U.S. Government and Agencies....................           668                 10                   --              678
  State and State Agencies........................           675                 27                   --              702
  Municipalities..................................           535                 20                   --              555
  Corporate.......................................           628                 10                   (2)             636
  Other...........................................           105                  6                   --              111
                                                          ------                ---                  ---       -----------
    Total Investments Available for Sale..........         2,611                 73                   (2)           2,682
                                                          ------                ---                  ---       -----------
Investments Held to Maturity
  U.S. Government and Agencies....................            53                 --                   --               53
  State and State Agencies........................            16                 --                   --               16
  Municipalities..................................             1                 --                   --                1
  Corporate.......................................            17                 --                   --               17
  Other...........................................            11                 --                   --               11
                                                          ------                ---                  ---       -----------
    Total Investments Held to Maturity............            98                 --                   --               98
                                                          ------                ---                  ---       -----------
    Total Cash and Investments....................     $   4,353          $      73            $      (2)       $   4,424
                                                          ------                ---                  ---       -----------
                                                          ------                ---                  ---       -----------

1997
--------------------------------------------------
Cash and Cash Equivalents.........................     $     750          $      --            $      --        $     750
                                                          ------                ---                  ---       -----------
Investments Available for Sale
  U.S. Government and Agencies....................           685                  9                   (3)             691
  State and State Agencies........................           775                 17                   --              792
  Municipalities..................................           845                 18                   --              863
  Corporate.......................................           439                  6                   --              445
  Other...........................................           435                 --                   --              435
                                                          ------                ---                  ---       -----------
    Total Investments Available for Sale..........         3,179                 50                   (3)           3,226
                                                          ------                ---                  ---       -----------
Investments Held to Maturity......................
  U.S. Government and Agencies....................            38                 --                   --               38
  State and State Agencies........................             2                 --                   --                2
  Municipalities..................................             1                 --                   --                1
  Corporate.......................................            18                 --                   --               18
  Other...........................................             6                 --                   --                6
                                                          ------                ---                  ---       -----------
    Total Investments Held to Maturity............            65                 --                   --               65
                                                          ------                ---                  ---       -----------
    Total Cash and Investments....................     $   3,994          $      50            $      (3)       $   4,041
                                                          ------                ---                  ---       -----------
                                                          ------                ---                  ---       -----------

                               UNITEDHEALTH GROUP

(8) CASH AND INVESTMENTS (CONTINUED)
    As of December 31, 1998, the contractual maturities of cash and cash equivalents and investments were as follows (in millions):

                                                   LESS THAN     ONE TO      MORE THAN FIVE TO    MORE THAN
YEARS TO MATURITY                                  ONE YEAR    FIVE YEARS        TEN YEARS        TEN YEARS     TOTAL
------------------------------------------------  -----------  -----------  -------------------  -----------  ---------
At Amortized Cost:
  Cash and Cash Equivalents.....................   $   1,644    $      --        $      --        $      --   $   1,644
  Investments Available for Sale................         139          891              716              865       2,611
  Investments Held to Maturity..................          30           60                7                1          98
                                                  -----------       -----            -----       -----------  ---------
    Total Cash and Investments..................   $   1,813    $     951        $     723        $     866   $   4,353
                                                  -----------       -----            -----       -----------  ---------
                                                  -----------       -----            -----       -----------  ---------
At Fair Value:
  Cash and Cash Equivalents.....................   $   1,644    $      --        $      --        $      --   $   1,644
  Investments Available for Sale................         140          910              744              888       2,682
  Investments Held to Maturity..................          30           60                7                1          98
                                                  -----------       -----            -----       -----------  ---------
    Total Cash and Investments                     $   1,814    $     970        $     751        $     889   $   4,424
                                                  -----------       -----            -----       -----------  ---------
                                                  -----------       -----            -----       -----------  ---------

    Mortgage-backed securities that do not have a single maturity date have been presented in the above tables based on their estimated maturity dates.

                               UNITEDHEALTH GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Gross realized gains of $31 million, $37 million, and $10 million and gross realized losses of $5 million, $11 million, and $6 million were recognized in 1998, 1997 and 1996, respectively, and are included in investment and other income in the accompanying Consolidated Statements of Operations.

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

    In support of our commercial paper program, we entered into a $600 million credit arrangement with a group of banks. The agreement is comprised of a $300 million five-year revolving credit facility and a $300 million 364-day credit facility. No borrowings were outstanding as of December 31, 1998, under the credit facilities. Debt consists of the following as of December 31, 1998:

                                                                                        CARRYING
                                                                           PAR VALUE      VALUE
                                                                          -----------  -----------
                                                                               (IN MILLIONS)
5.65% Senior Unsecured Note due December 1999...........................   $     400    $     400
6.65% Senior Unsecured Note due December 2003...........................         250          249
Commercial Paper........................................................          60           59
                                                                               -----        -----
                                                                                 710          708
Less: Current Portion...................................................        (460)        (459)
                                                                               -----        -----
  Total Long-Term Debt..................................................   $     250    $     249
                                                                               -----        -----
                                                                               -----        -----

    The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. As of December 31, 1998, we are well within the requirements of all debt covenants.

    Maturities of debt for the years ending December 31, are as follows (in millions):

  1999       2000       2001       2002       2003
---------  ---------  ---------  ---------  ---------
$     459  $      --  $      --  $      --  $     249

    The carrying value of the Company's outstanding debt approximates its fair value at December 31, 1998.

(10) CONVERTIBLE PREFERRED STOCK

    In December 1998, we redeemed all 500,000 outstanding shares of 5.75% Series A Convertible Preferred Stock (the Preferred Stock). The Preferred Stock was issued to certain former shareholders of MetraHealth as a portion of the total consideration of our 1995 acquisition of MetraHealth. The redemption price per share of stock was $1,040 per share, or $520 million in the aggregate, which included a redemption premium of $40 per share, or $20 million in the aggregate. The redemption premium of $20

                               UNITEDHEALTH GROUP

(10) CONVERTIBLE PREFERRED STOCK (CONTINUED) million is deducted from net earnings (loss) to arrive at net earnings (loss) applicable to common shareholders in the accompanying Consolidated Statements of Operations.

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

                               UNITEDHEALTH GROUP

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

    A summary of the activity under our Stock Plans and the 1995 Plan during 1998, 1997 and 1996 is presented in the table below (shares in thousands):

                                                             1998                      1997                      1996
                                                   ------------------------  ------------------------  ------------------------
                                                                WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE                  EXERCISE
                                                    SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                                   ---------  -------------  ---------  -------------  ---------  -------------
Outstanding at beginning of year.................     17,113    $      34       16,894    $      29       14,927    $      28
Granted..........................................      5,847    $      39        4,366    $      44        4,125    $      33
Issued in acquisition............................         --    $      --          507    $       4           --    $      --
Exercised........................................     (3,379)   $      23       (3,095)   $      20       (1,336)   $      19
Forfeited........................................     (1,207)   $      39       (1,559)   $      35         (822)   $      33
                                                   ---------          ---    ---------          ---    ---------          ---
Outstanding at end of year.......................     18,374    $      37       17,113    $      34       16,894    $      29
                                                   ---------          ---    ---------          ---    ---------          ---
Exercisable at end of year.......................      6,725    $      33        6,702    $      28        6,914    $      23
                                                   ---------          ---    ---------          ---    ---------          ---

    The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                OPTIONS OUTSTANDING
             ---------------------------------------------------------         OPTIONS EXERCISABLE
 RANGE OF                    WEIGHTED-AVERAGE                           ----------------------------------
 EXERCISE      NUMBER            REMAINING          WEIGHTED-AVERAGE       NUMBER       WEIGHTED-AVERAGE
  PRICES     OUTSTANDING    OPTION TERM (YEARS)      EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
-----------  -----------  -----------------------  -------------------  -------------  -------------------
$   0 - $22       1,672                3.8              $      13             1,491         $      14
$  23 - $35       7,364                8.0              $      33             2,265         $      31
$  36 - $46       6,099                7.7              $      42             2,041         $      41
$  47 - $55       3,156                8.2              $      50               888         $      49
$  56 - $73          83                9.2              $      66                40         $      73
                                        --
             -----------                                      ---             -----               ---
$   0 - $73      18,374                7.6              $      37             6,725         $      33

    We increased additional paid-in capital $47 million in 1998, $37 million in 1997, and $15 million in 1996 to reflect the tax benefit we received upon the exercise of non-qualified stock options.

    We do not recognize compensation expense in connection with stock option grants because we grant stock options at exercise prices that equal or exceed the fair market value of the stock at the time options

                               UNITEDHEALTH GROUP

(12) STOCK-BASED COMPENSATION PLANS (CONTINUED) are granted. If we had determined compensation expense using fair market values for stock options granted, net earnings (loss) would have been reduced to the following pro forma amounts:

                                                                                            1998       1997       1996
                                                                                          ---------  ---------  ---------
Net Earnings (Loss) (in millions)
  As Reported...........................................................................  $    (166) $     460  $     356
  Pro Forma.............................................................................  $    (206) $     430  $     332
                                                                                          ---------  ---------  ---------
Diluted Net Earnings (Loss) Per Common Share
  As Reported...........................................................................  $   (1.12) $    2.26  $    1.76
  Pro Forma.............................................................................  $   (1.33) $    2.10  $    1.63
                                                                                          ---------  ---------  ---------
Weighted-Average Fair Value Per Share of Options Granted................................  $      16  $      25  $      23
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    To determine compensation cost under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

    Principal assumptions used in applying the Black-Scholes model were as follows:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Risk-Free Interest Rate..............................................       5.2%       6.0%       6.6%
Expected Volatility..................................................        46%        56%        57%
Expected Dividend Yield..............................................       0.1%       0.1%       0.1%
Expected Life in Years...............................................        5.8        5.6        5.0

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

                               UNITEDHEALTH GROUP

(13) INCOME TAXES

COMPONENTS OF THE PROVISION (BENEFIT) FOR INCOME TAXES

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
                                                                                 (IN MILLIONS)
Current
  Federal.............................................................  $     273  $     171  $     159
  State...............................................................         31         20         18
                                                                        ---------  ---------  ---------
    Total Current.....................................................        304        191        177
Deferred..............................................................       (184)        91         48
                                                                        ---------  ---------  ---------
    Total Provision...................................................  $     120  $     282  $     225
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

RECONCILIATION OF THE TAX PROVISION AT THE U.S. FEDERAL STATUTORY RATE TO THE
  PROVISION FOR INCOME TAXES

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
                                                                                                     (IN MILLIONS)
Tax Provision (Benefit) at U.S. Federal statutory rate....................................  $     (16) $     259  $     203
State income taxes, net of federal benefit................................................         19         21         14
Tax-Exempt investment income..............................................................        (25)       (21)       (11)
Non-deductible asset impairments and amortization.........................................        124         21         18
Non-deductible losses and expenses........................................................         12          7          2
Other, net................................................................................          6         (5)        (1)
                                                                                            ---------  ---------  ---------
  Provision for Income Taxes                                                                $     120  $     282  $     225
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

                               UNITEDHEALTH GROUP

(13) INCOME TAXES (CONTINUED)
COMPONENTS OF DEFERRED INCOME TAX ASSETS AND LIABILITIES

                                                                                 YEAR ENDED DECEMBER
                                                                                         31,
                                                                                 --------------------
                                                                                   1998       1997
                                                                                 ---------  ---------
                                                                                    (IN MILLIONS)
Deferred Income Tax Assets
  Accrued operational realignment and other charges, and restructuring
    reserves...................................................................  $     138  $      23
  Bad debt allowance...........................................................         13          9
  Medical costs payable and other policy liabilities...........................         22         22
  Loss reserve discounting.....................................................         51         10
  Unearned premiums............................................................         68         19
  Intangible amortization......................................................          7          3
  Net operating loss carryforwards.............................................         34          6
  Other........................................................................          8          2
                                                                                 ---------        ---
Subtotal.......................................................................        341         94
  Less: Valuation allowance....................................................        (34)        (6)
                                                                                 ---------        ---
Total Deferred Income Tax Assets...............................................        307         88
                                                                                 ---------        ---
Deferred Income Tax Liabilities
  Capitalized software development.............................................        (31)       (19)
  Depreciation.................................................................        (12)        --
  Unrealized gains on investments available for sale...........................        (23)       (18)
  Other........................................................................         (2)       (10)
                                                                                 ---------        ---
Total Deferred Income Tax Liabilities..........................................        (68)       (47)
                                                                                 ---------        ---
Net Deferred Income Tax Assets.................................................  $     239  $      41
                                                                                 ---------        ---
                                                                                 ---------        ---

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

                               UNITEDHEALTH GROUP

(14) COMMITMENTS AND CONTINGENCIES

LEASES

    We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2011. Rent expense under all operating leases was $119 million in 1998, $104 million in 1997, and $114 million in 1996.

    At December 31, 1998, future minimum annual lease payments under all noncancelable operating leases were as follows (in millions):

  1999        2000         2001         2002         2003       THEREAFTER
---------     -----        -----        -----        -----     -------------
$     105   $      88    $      70    $      52    $      37     $     157

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

    On March 22, 1999, two actions were filed in the United States District Court for the District of Minnesota by two pension funds against United, certain current and former officers and directors, and other individuals yet to be identified. The pension funds wish to "opt-out" of the aforementioned

                               UNITEDHEALTH GROUP

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED) purported class action suits. These individual actions essentially restate the allegations made in the purported class actions and claim violations of Sections 10(b), 18(a) and 20 of the Securities Exchange Act. In addition, both actions assert a claim of negligent misrepresentation and securities claims under state law. In the aggregate, the plaintiff pension funds seek compensatory damages totaling approximately $12.1 million.

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

                               UNITEDHEALTH GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(15) SEGMENT FINANCIAL INFORMATION

    Our accounting policies for our business segment operations are the same as those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Generally accepted accounting principles provide for the combined reporting of segments with similar economic characteristics. Accordingly, the

                               UNITEDHEALTH GROUP

(15) SEGMENT FINANCIAL INFORMATION (CONTINUED) financial results of UnitedHealthcare and Ovations have been combined to form the Health Care Services segment in the tables presented below (in millions):

                                                               SPECIALIZED
                                    HEALTH CARE                   CARE                        CORPORATE
1998                                 SERVICES     UNIPRISE      SERVICES       INGENIX    AND ELIMINATIONS   CONSOLIDATED
----------------------------------  -----------  -----------  -------------  -----------  -----------------  ------------
Revenues--External Customers......   $  15,463    $   1,238     $     274     $     131       $      --       $   17,106
Revenues--Intersegment............          --          357           339            52            (748)              --
Investment and Other Income.......         149           29             5             1              65              249
                                    -----------  -----------        -----         -----          ------      ------------
Total Revenues....................   $  15,612    $   1,624     $     618     $     184       $    (683)      $   17,355
                                    -----------  -----------        -----         -----          ------      ------------
                                    -----------  -----------        -----         -----          ------      ------------
Earnings (Loss) From Operations...   $     (46)   $      10     $      14     $     (66)      $      46       $      (42)
Total Assets(1)...................   $   6,585    $   1,592     $     231     $     472       $     555       $    9,435(1)
Net Assets(1).....................   $   2,428    $   1,024     $      89     $     388       $     555       $    4,484(1)
Purchases of Property and
  Equipment and Capitalized
  Software........................   $      80    $      93     $      27     $      10       $      --       $      210
Depreciation and Amortization.....   $      90    $      59     $      14     $      22       $      --       $      185

1997
----------------------------------
Revenues--External Customers......   $  10,103    $   1,182     $     255     $      23       $      --       $   11,563
Revenues--Intersegment............          --          297           291            59            (647)              --
Investment and Other Income.......         106           11             3             1             110              231
                                    -----------  -----------        -----         -----          ------      ------------
Total Revenues....................   $  10,209    $   1,490     $     549     $      83       $    (537)      $   11,794
                                    -----------  -----------        -----         -----          ------      ------------
                                    -----------  -----------        -----         -----          ------      ------------
Earnings From Operations..........   $     379    $     159     $      92     $       2       $     110       $      742
Total Assets(1)...................   $   4,038    $   1,533     $     208     $     204       $   1,599       $    7,582(1)
Net Assets(1).....................   $   2,066    $   1,094     $     116     $     170       $   1,599       $    5,045(1)
Purchases of Property and
  Equipment and Capitalized
  Software........................   $      80    $      79     $      23     $       5       $      --       $      187
Depreciation and Amortization.....   $      78    $      54     $      12     $       2       $      --       $      146

------------------------

(1) In 1998, total assets and net assets exclude, where applicable, debt of $708 million, income tax-related assets of $266 million, and income tax-related liabilities of $4 million. In 1997, total assets and net assets exclude, where applicable, redeemable preferred stock of $500 million, income tax-related assets of $41 million, and income tax-related liabilities of $52 million.

    Excluding the $725 million operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increase to commercial and Medicare medical costs payable estimates, 1998 earnings from operations were $503 million for Health

                               UNITEDHEALTH GROUP

(15) SEGMENT FINANCIAL INFORMATION (CONTINUED)
Care Services, $161 million for Uniprise, $109 million for Specialized Care Services, $20 million for Ingenix, $65 million for Corporate and $858 million for consolidated UnitedHealth Group.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in millions, except per share data):

                                                                                   QUARTERS ENDED
                                                               ------------------------------------------------------
                                                                MARCH 31      JUNE 30    SEPTEMBER 30    DECEMBER 30
                                                               -----------  -----------  -------------  -------------
1998
-------------------------------------------------------------
Revenues.....................................................   $   4,115    $   4,235     $   4,360      $   4,645
Operating Expenses...........................................   $   3,906    $   4,914     $   4,146      $   4,431
Net Earnings (Loss)..........................................   $     132    $    (565)    $     135      $     132
Net Earnings (Loss) Applicable to Common Shareholders........   $     125    $    (572)(1)   $     128    $     106(2)
Basic Net Earnings (Loss) per Common Share...................   $    0.65    $   (2.96)    $    0.67      $    0.57
Diluted Net Earnings (Loss) per Common Share.................   $    0.63    $   (2.96)(1)   $    0.66    $    0.57(2)

1997
-------------------------------------------------------------
Revenues.....................................................   $   2,851    $   2,931     $   2,958      $   3,054
Operating Expenses...........................................   $   2,673    $   2,746     $   2,771      $   2,862
Net Earnings.................................................   $     109    $     116     $     116      $     119
Net Earnings Applicable to Common Shareholders...............   $     102    $     108     $     109      $     112
Basic Net Earnings per Common Share..........................   $    0.55    $    0.58     $    0.58      $    0.59
Diluted Net Earnings per Common Share........................   $    0.54    $    0.57     $    0.57      $    0.58

------------------------

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

     4(b)  Form of Security for 5.65% Notes due December 1, 1999. (Previously filed with the
           Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

   *10(e)  United HealthCare Corporation 1998 Management Incentive Plan. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
           1998.)

   *10(f)  United HealthCare Corporation 1998 Executive Savings Plan Brochure. (Previously
           filed with the Company's Annual Report on Form 10-K for the year ended December 31,
           1998.)

   *10(g)  Employment Agreement, dated as of January 6, 1996, between United HealthCare
           Corporation and William W. McGuire, M.D. (Incorporated by reference to Exhibit
           10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995.)

   *10(h)  Employment Agreement, dated as of October 16, 1998, between United HealthCare Ser-
           vices, Inc. and Jeannine Rivet. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

   *10(i)  Employment Agreement, dated as of May 20, 1998, between United HealthCare Ser-
           vices, Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30,
           1998.)

   *10(j)  Employment Agreement, dated as of October 16, 1998, between United HealthCare Ser-
           vices, Inc. and David J. Lubben. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

   *10(k)  Separation and Release Agreement, dated as of January 1, 1999, between United
           HealthCare Corporation and Travers H. Wills, and Consulting Agreement, dated as of
           January 2, 1999, between United HealthCare Services, Inc. and Travers H. Wills.
           (Previously filed with the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.)

   *10(l)  Employment Agreement, dated as of June 30, 1998, between United HealthCare
           Corporation and David Koppe. (Previously filed with the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998.)

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

    21     Subsidiaries of the Registrant. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    23     Consent of Independent Public Accountants. (Filed herewith.)

    24     Powers of Attorney. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    27     Financial Data Schedule. (E.D.G.A.R. version only) (Previously filed with the
           Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 1999

                                UNITED HEALTHCARE CORPORATION

                                By:             /s/ DAVID J. LUBBEN
                                     -----------------------------------------
                                                  David J. Lubben
                                           GENERAL COUNSEL AND SECRETARY

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

     4(b)  Form of Security for 5.65% Notes due December 1, 1999. (Previously filed with the
           Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

    10(e)  United HealthCare Corporation 1998 Management Incentive Plan. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31,
           1998.)

    10(f)  United HealthCare Corporation 1998 Executive Savings Plan Brochure. (Previously
           filed with the Company's Annual Report on Form 10-K for the year ended December 31,
           1998.)

    10(g)  Employment Agreement, dated as of January 6, 1996, between United HealthCare
           Corporation and William W. McGuire, M.D. (Incorporated by reference to Exhibit
           10(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995.)

    10(h)  Employment Agreement, dated as of October 16, 1998, between United HealthCare
           Services, Inc. and Jeannine Rivet. (Previously filed with the Company's Annual
           Report on Form 10-K for the year ended December 31, 1998.)

    10(i)  Employment Agreement, dated as of May 20, 1998, between United HealthCare Services,
           Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the
           Company's Quarterly Report of Form 10-Q for the quarterly period ended June 30,
           1998.)

    10(j)  Employment Agreement, dated as of October 16, 1998, between United HealthCare
           Services, Inc. and David J. Lubben. (Previously filed with the Company's Annual
           Report on Form 10-K for the year ended December 31, 1998.)

    10(k)  Separation and Release Agreement, dated as of January 1, 1999, between United
           HealthCare Corporation and Travers H. Wills, and Consulting Agreement, dated as of
           January 2, 1999, between United HealthCare Services, Inc. and Travers H. Wills.
           (Previously filed with the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.)

    10(l)  Employment Agreement, dated as of June 30, 1998, between United HealthCare
           Corporation and David Koppe. (Previously filed with the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998.)

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

    21     Subsidiaries of the Registrant. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    23     Consent of Independent Public Accountants. (Filed herewith.)

    24     Powers of Attorney. (Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

    27     Financial Data Schedule. (E.D.G.A.R. version only) (Previously filed with the
           Company's Annual Report on Form 10-K for the year ended December 31, 1998.)