Form 10-Q
period 1999-03-31
UNITED HEALTHCARE CORP
filed 1999-05-18
CIK 731766

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                          Principal Executive Offices:

                                300 OPUS CENTER

                              9900 BREN ROAD EAST

                              MINNETONKA MN, 55343

                        Telephone Number: (612) 936-1300

                            ------------------------

Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock, par value $.01 per share, outstanding on May 12, 1998, was 173,142,366.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNITEDHEALTH GROUP
                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I. FINANCIAL INFORMATION.

  ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

    Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.......................            3

    Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1999 and
     1998...............................................................................................            4

    Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and
     1998...............................................................................................            5

    Notes to Condensed Consolidated Financial Statements................................................            6

    Report of Independent Public Accountants............................................................           13

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........           14

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................           25

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.............................................................................           26

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................           26

  ITEM 6. EXHIBITS......................................................................................           27

Signatures..............................................................................................           28

                               UNITEDHEALTH GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                           MARCH 31,   DECEMBER 31,
                                                                                             1999          1998
                                                                                          -----------  -------------
                                                       ASSETS
Current Assets
  Cash and Cash Equivalents.............................................................   $   1,369     $   1,644
  Short-Term Investments................................................................         138           170
  Accounts Receivable, net..............................................................       1,039           991
  Assets Under Management...............................................................       1,154         1,155
  Other Current Assets..................................................................         222           320
                                                                                          -----------       ------
    Total Current Assets................................................................       3,922         4,280
Long-Term Investments...................................................................       2,765         2,610
Property and Equipment, net.............................................................         294           294
Goodwill and Other Intangible Assets, net...............................................       2,509         2,517
                                                                                          -----------       ------
TOTAL ASSETS............................................................................   $   9,490     $   9,701
                                                                                          -----------       ------
                                                                                          -----------       ------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical Costs Payable.................................................................   $   2,902     $   2,780
  Other Policy Liabilities..............................................................         714           714
  Accounts Payable and Accrued Liabilities..............................................         801           739
  Short-Term Debt.......................................................................         400           459
  Accrued Operational Realignment and Other Charges.....................................         211           236
  Unearned Premiums.....................................................................         199           414
                                                                                          -----------       ------
    Total Current Liabilities...........................................................       5,227         5,342
Long-Term Debt..........................................................................         249           249
Other Long-Term Liabilities.............................................................          66            72
                                                                                          -----------       ------
Shareholders' Equity
  Common Stock, $.01 par value; 500,000,000 shares authorized; 176,994,000 and
    183,930,000 issued and outstanding..................................................           2             2
  Additional Paid-in Capital............................................................         762         1,107
  Retained Earnings.....................................................................       3,017         2,885
  Accumulated Other Comprehensive Income:
    Net Unrealized Holding Gains on Investments Available for Sale, net of income tax
      effects...........................................................................         167            44
                                                                                          -----------       ------
    Total Shareholders' Equity..........................................................       3,948         4,038
                                                                                          -----------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................   $   9,490     $   9,701
                                                                                          -----------       ------
                                                                                          -----------       ------

            See notes to condensed consolidated financial statements

                               UNITEDHEALTH GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1999       1998
                                                                                                 ---------  ---------
REVENUES
  Premiums.....................................................................................  $   4,318  $   3,682
  Management Services and Fees.................................................................        434        371
  Investment and Other Income..................................................................         57         62
                                                                                                 ---------  ---------
    Total Revenues.............................................................................      4,809      4,115
                                                                                                 ---------  ---------
OPERATING EXPENSES
  Medical Costs................................................................................      3,720      3,152
  Selling, General and Administrative Expenses.................................................        813        712
  Depreciation and Amortization................................................................         55         42
                                                                                                 ---------  ---------
    Total Operating Expenses...................................................................      4,588      3,906
                                                                                                 ---------  ---------
EARNINGS FROM OPERATIONS.......................................................................        221        209
  Interest Expense.............................................................................        (11)    --
                                                                                                 ---------  ---------
EARNINGS BEFORE INCOME TAXES...................................................................        210        209
  Provision for Income Taxes...................................................................        (78)       (77)
                                                                                                 ---------  ---------
NET EARNINGS...................................................................................        132        132
CONVERTIBLE PREFERRED STOCK DIVIDENDS..........................................................     --             (7)
                                                                                                 ---------  ---------
NET EARNINGS APPLICABLE TO COMMON SHAREHOLDERS.................................................  $     132  $     125
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
BASIC NET EARNINGS PER COMMON SHARE............................................................  $    0.73  $    0.65
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
DILUTED NET EARNINGS PER COMMON SHARE..........................................................  $    0.72  $    0.63
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...........................................        180        193
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS...................................................          3          6
                                                                                                 ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION........................        183        199
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

            See notes to condensed consolidated financial statements

                               UNITEDHEALTH GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                                    THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
OPERATING ACTIVITIES
  Net Earnings................................................................................  $     132  $     132
  Noncash Items:
    Depreciation and Amortization.............................................................         55         42
    Other.....................................................................................         (3)    --
  Net Change in Other Operating Items:
    Accounts Receivable and Other Current Assets..............................................        (30)       (92)
    Medical Costs Payable.....................................................................        110        101
    Accounts Payable and Accrued Liabilities..................................................        101         12
    Accrued Operational Realignment and Other Charges.........................................        (25)    --
    Unearned Premiums.........................................................................       (218)      (133)
                                                                                                ---------  ---------
      Cash Flows From Operating Activities....................................................        122         62
                                                                                                ---------  ---------
INVESTING ACTIVITIES
  Cash Paid for Acquisitions, net of cash assumed and other effects...........................        (21)       (84)
  Purchases of Property and Equipment and Capitalized Software................................        (47)       (41)
  Proceeds from Sales of Property and Equipment...............................................     --             29
  Purchases of Investments....................................................................       (491)    (1,247)
  Maturities/Sales of Investments.............................................................        569      1,201
                                                                                                ---------  ---------
      Cash Flows From (Used for) Investing Activities.........................................         10       (142)
                                                                                                ---------  ---------
FINANCING ACTIVITIES
  Proceeds from Stock Option Exercises........................................................         21         35
  Common Stock Repurchases....................................................................       (369)       (30)
  Payments of Short-term Borrowings...........................................................        (59)    --
  Dividends Paid..............................................................................     --             (7)
                                                                                                ---------  ---------
    Cash Flows Used for Financing Activities..................................................       (407)        (2)
                                                                                                ---------  ---------
DECREASE IN CASH AND CASH EQUIVALENTS.........................................................       (275)       (82)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................................      1,644        750
                                                                                                ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................................  $   1,369  $     668
                                                                                                ---------  ---------
                                                                                                ---------  ---------

            See notes to condensed consolidated financial statements

                               UNITEDHEALTH GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to UnitedHealth Group and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include certain amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs, medical costs payable and other policy liabilities, intangible asset valuations and integration reserves relating to acquisitions, and liabilities and asset impairments relating to our operational realignment activities. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December 31, 1998.

2. OPERATIONAL REALIGNMENT AND OTHER CHARGES

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. These activities will result in a reduction of more than 4,000 positions, affecting 6,000 people in various locations. Through March 31, 1999, we have eliminated approximately 2,400 positions pursuant to the Plan.

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

2. OPERATIONAL REALIGNMENT AND OTHER CHARGES (CONTINUED)
The following is a roll-forward of accrued operational realignment and other charges through March 31, 1999 (in millions):

                                                              SEVERANCE AND    NONCANCELABLE   DISPOSITION OF
                                                  ASSET       OUTPLACEMENT         LEASE       BUSINESSES AND
                                               IMPAIRMENTS        COSTS         OBLIGATIONS      OTHER COSTS      TOTAL
                                              -------------  ---------------  ---------------  ---------------  ---------
Balance at December 31, 1997................    $  --           $  --            $  --            $  --         $  --

Provision for Operational Realignment and
  Other Charges.............................          430             142               82               71           725

Additional Charges/Credits..................           21             (20)              (9)               8        --

Cash Payments...............................       --                 (19)              (6)             (13)          (38)

Non-cash Charges............................         (451)         --               --               --              (451)
                                                    -----           -----            -----            -----     ---------

Balance at December 31, 1998................       --                 103               67               66           236

Cash Payments...............................       --                  (9)              (2)             (14)          (25)
                                                    -----           -----            -----            -----     ---------

Balance at March 31, 1999...................    $  --           $      94        $      65        $      52     $     211
                                                    -----           -----            -----            -----     ---------
                                                    -----           -----            -----            -----     ---------

The asset impairments consisted principally of: 1) purchased in-process research and development associated with our acquisition of Medicode, Inc.; and 2) goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to curtail our operations or change our operating presence, and other realignment initiatives.

As of the date of our December 1997 acquisition, Medicode had invested approximately $8.5 million in in-process research and development projects. An additional $4.0 million was expended through March 31, 1999, with another $0.5 million expected to be spent over the next three months to complete these research and development projects.

Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $40 million as of March 31, 1999. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities, and additional exit costs, total approximately $175 million and were included in the $725 million of operational realignment and other charges recorded in the second quarter of 1998. We expect to complete the disposition of these businesses prior to December 31, 1999.

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

2. OPERATIONAL REALIGNMENT AND OTHER CHARGES (CONTINUED)
Our accompanying Consolidated Statements of Operations include revenues and operating losses from these businesses for the three months ending March 31 as follows (in millions):

                                                                                  1999       1998
                                                                                ---------  ---------
Revenues......................................................................  $     155  $     168
Operating losses before income taxes..........................................  $      (5) $      (5)

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three month period ended March 31, 1999, we incurred expenses of approximately $15 million related to these activities.

The original operational realignment plan provided for substantial completion in 1999. Certain divestitures and market realignment transactions are requiring additional time to close, and accordingly, will extend into the third and fourth quarters of 1999. Other initiatives, including the consolidation of certain claims and administrative processing operations, will require additional time to fully implement and will continue into the year 2000. As we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, or losses on business held for disposal.

3. CASH AND INVESTMENTS

As of March 31, 1999, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                      GROSS UNREALIZED     GROSS UNREALIZED
                                                    AMORTIZED COST      HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                                                    ---------------  -------------------  -------------------  -----------
Cash and Cash Equivalents.........................     $   1,369          $  --                $  --            $   1,369
Debt Securities--Investments Available for Sale...         2,459                 49                   (7)           2,501
Equity Securities--Investments Available for
  Sale............................................            91                225               --                  316
Debt Securities- Held to Maturity.................            86             --                   --                   86
                                                          ------              -----                  ---       -----------
  Total Cash and Investments......................     $   4,005          $     274            $      (7)       $   4,272
                                                          ------              -----                  ---       -----------
                                                          ------              -----                  ---       -----------

Gross realized gains of $4 million and $8 million, and gross realized losses of $3 million and $2 million were recognized for the three months ended March 31, 1999 and 1998, respectively, and are included in investment and other income in the accompanying Condensed Consolidated Statements of Operations.

4. DEBT

In November 1998, we issued $650 million of unsecured notes payable at a weighted-average interest rate of 6.0%. The debt placement consisted of $400 million in unsecured notes due December 1999, with an

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

4. DEBT (CONTINUED)
interest rate of 5.65% and $250 million in unsecured notes due December 2003, with an interest rate of 6.65%.

In December 1998, we also established a $600 million commercial paper program, thereby providing increased flexibility in managing our capital structure. At March 31, 1999, we had no commercial paper borrowings outstanding.

In support of our commercial paper program, we entered into a $600 million credit arrangement with a group of banks. The agreement is comprised of a $300 million five-year revolving credit facility and $300 million 364-day credit facility. No borrowings were outstanding as of March 31, 1999 under the credit facilities. Debt consists of the following:

                                                                             MARCH 31, 1999          DECEMBER 31, 1998
                                                                        ------------------------  ------------------------
                                                                                      CARRYING                  CARRYING
                                                                         PAR VALUE      VALUE      PAR VALUE      VALUE
                                                                        -----------  -----------  -----------  -----------
5.65% Senior Unsecured Note due December 1999.........................   $     400    $     400    $     400    $     400
6.65% Senior Unsecured Note due December 2003.........................         250          249          250          249
Commercial Paper......................................................      --           --               60           59
                                                                             -----        -----        -----        -----
                                                                               650          649          710          708
Less: Current Portion.................................................        (400)        (400)        (460)        (459)
                                                                             -----        -----        -----        -----
  Total Long-Term Debt................................................   $     250    $     249    $     250    $     249
                                                                             -----        -----        -----        -----
                                                                             -----        -----        -----        -----

The Company's debt arrangements and credit facilities contain various covenants; the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. As of March 31, 1999, we are well within the requirements of all debt covenants.

The carrying value of the Company's outstanding debt approximates its fair value at March 31, 1999.

5. AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT

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

Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Condensed Consolidated Balance Sheets. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be covered by underwriting gains in future

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

5. AMERICAN ASSOCIATION OF RETIRED PERSONS CONTRACT (CONTINUED) periods of the contract. The RSF balance was $509 million as of December 31, 1998, and is $519 million as of March 31, 1999. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

                                                                 BALANCE AS OF     BALANCE AS OF
DESCRIPTION                                                     MARCH 31, 1999   DECEMBER 31, 1998
--------------------------------------------------------------  ---------------  -----------------
Assets Under Management.......................................     $   1,154         $   1,155
Premiums Receivable...........................................     $     286         $     287
Medical Costs Payable.........................................     $     842         $     830
Other Policy Liabilities......................................     $     519         $     509
Other Liabilities.............................................     $      79         $     103

The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

6. STOCK REPURCHASE PROGRAM

Under our current stock repurchase program, we may purchase up to 27.7 million shares of our outstanding common stock. Purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing, and timing. During the three month period ended March 31, 1999, we repurchased 7.5 million shares at an aggregate cost of $369 million. Since inception of the program in November 1997 through April 1999, we have repurchased 22.9 million shares.

7. COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three-month periods ended March 31 (in millions):

                                                                                  1999       1998
                                                                                ---------  ---------
Net Earnings..................................................................  $     132  $     132
Change in Net Unrealized Holding Gains (Losses) on Investments Available for
  Sale, net of income tax effects.............................................        123         (8)
                                                                                ---------  ---------
Comprehensive Income..........................................................  $     255  $     124
                                                                                ---------  ---------
                                                                                ---------  ---------

8. SEGMENT FINANCIAL INFORMATION

Our reportable operating segments are organized and defined by a combination of economic characteristics, including the types of products and services offered and customer segments served by each segment. The following is a description of the types of products and services from which each of our business segments derives its revenues:

    - HEALTH CARE SERVICES consists of UnitedHealthcare and Ovations and provides the majority of our risk-based health care indemnity and managed care offerings. UnitedHealthcare operates locally based organized health systems to serve employers, their employees and dependents, as well as individuals, including those enrolled in Medicare and Medicaid programs. Ovations includes underwriting and services in support of AARP Health Care Options, the group insurance program of the American Association of Retired Persons, and EverCare-Registered Trademark-, which delivers medical care to elderly residents of nursing homes.

    - UNIPRISE provides comprehensive employee benefits administrative services to large multi-site employers, addressing all aspects of employee benefit administration, including integrated enrollment and claims processing, customer service, medical management and utilization review services. Uniprise also provides administrative services to intermediary businesses such as insurance companies, health plans, organized provider entities and governmental agencies. Uniprise's revenues are primarily fee-based and we generally assume no financial responsibility for health care costs associated with these products.

    - SPECIALIZED CARE SERVICES provides specialized products and services using independent networks, including behavioral health and substance abuse services, employee assistance services, consumer health and well-being information products, and disease management and transplant-related products and services. These products are often included in products offered by UnitedHealthcare and Uniprise, in addition to being marketed as stand-alone products and services.

    - INGENIX consists of products and services that use knowledge and technology to provide customers with high-value information, data analysis, research and consulting. Customers include drug and medical device manufacturers, employers, providers, payers and government agencies.

Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital and working capital. The "Corporate and Eliminations" column includes unassigned cash and investments, investment income derived from these unassigned assets, and eliminations of intersegment transactions and balances.

The following tables present segment financial information for the three-month periods ended March 31, 1999 and 1998 (in millions):

                                         HEALTH CARE                 SPECIALIZED                  CORPORATE &
FIRST QUARTER 1999                        SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS   CONSOLIDATED
---------------------------------------  -----------  -----------  ---------------  -----------  -------------  -------------
Revenues--External Customers...........   $   4,306    $     335      $      72      $      39     $  --          $   4,752
Revenues--Intersegment.................      --              109             91             14          (214)        --
Investment and Other Income............          42            6              1         --                 8             57
                                         -----------       -----          -----            ---         -----         ------
Total Revenues.........................   $   4,348    $     450      $     164      $      53     $    (206)     $   4,809
                                         -----------       -----          -----            ---         -----         ------
                                         -----------       -----          -----            ---         -----         ------
Earnings from Operations...............   $     138    $      46      $      27      $       2     $       8      $     221
                                         -----------       -----          -----            ---         -----         ------
                                         -----------       -----          -----            ---         -----         ------

                                       HEALTH CARE                 SPECIALIZED                  CORPORATE &
FIRST QUARTER 1998                      SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS   CONSOLIDATED
-------------------------------------  -----------  -----------  ---------------  -----------  -------------  -------------
Revenues--External Customers.........   $   3,669    $     302      $      64      $      18     $  --          $   4,053
Revenues--Intersegment...............      --               85             82             15          (182)        --
Investment and Other Income..........          32            5              1         --                24             62
                                       -----------       -----          -----            ---         -----         ------
Total Revenues.......................   $   3,701    $     392      $     147      $      33     $    (158)     $   4,115
                                       -----------       -----          -----            ---         -----         ------
                                       -----------       -----          -----            ---         -----         ------
Earnings from Operations.............   $     124    $      32      $      28      $       1     $      24      $     209
                                       -----------       -----          -----            ---         -----         ------
                                       -----------       -----          -----            ---         -----         ------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of UnitedHealth Group:

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group, its corporate entity, United HealthCare Corporation (a Minnesota corporation), and Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated financial statements of UnitedHealth Group and Subsidiaries as of and for the year-ended December 31, 1998 (not presented herein), and, in our report dated February 18, 1999, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Arthur Andersen LLP

Minneapolis, Minnesota,
May 6, 1999

                               UNITED HEALTHGROUP

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

FIRST QUARTER 1999 FINANCIAL PERFORMANCE HIGHLIGHTS

Summary highlights of our first quarter 1999 results include:

    - Earnings per share reached $0.72, an increase of 14% from $0.63 per share reported in the first quarter of 1998 and up $0.05 per share, or 7%, sequentially over the fourth quarter of 1998.

    - We reported cash flows from operations of $122 million, nearly doubling first quarter 1998 levels.

    - Consolidated revenues increased 17% over the first quarter of 1998 to $4.8 billion, driven by 7% plus net price increases and 8% same-store risk-based commercial health plan enrollment growth at UnitedHealthcare.

    - We repurchased an additional 7.5 million shares of our common stock during the first quarter, bringing our total shares repurchased since inception of our stock repurchase activities in November 1997 to 22.9 million shares through April 1999.

    - We improved operating cost ratios despite additional costs associated with Y2K remediation, membership conversion and core process improvement efforts.

SUMMARY OPERATING INFORMATION

                                                                                  THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                              --------------------     PERCENT
OPERATING RESULTS                                                               1999       1998        CHANGE
----------------------------------------------------------------------------  ---------  ---------  -------------
                                                                              (IN MILLIONS, EXCEPT
                                                                                PER SHARE DATA)
Total Revenues..............................................................  $   4,809  $   4,115           17%
Earnings from Operations....................................................  $     221  $     209            6%
Net Earnings Applicable to Common Shareholders..............................  $     132  $     125            6%
Net Earnings Per Common Share, Assuming Dilution............................  $    0.72  $    0.63           14%
Medical Costs to Premium Revenues...........................................       86.2%      85.6%
Medical Costs to Premium Revenues, Excluding AARP...........................       84.5%      83.7%
SG&A Expenses to Total Revenues.............................................       16.9%      17.3%

                               UNITED HEALTHGROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes enrollment by product and funding arrangement as of March 31 (in thousands):

                                                                                                            INCREASE
                                                                                     1999(A)     1998      (DECREASE)
                                                                                    ---------  ---------  -------------
UnitedHealthcare
  Risk-Based:
    Health Plans..................................................................      5,304      4,603           15%
    Other Network-Based and Indemnity.............................................        513        574          (11)%
                                                                                                                   --
                                                                                    ---------  ---------
      Total Commercial............................................................      5,817      5,177           12%
    Medicare......................................................................        443        380           17%
    Medicaid......................................................................        518        510            2%
                                                                                                                   --
                                                                                    ---------  ---------
  Total Risk-Based:...............................................................      6,778      6,067           12%

  Fee-Based:
    Commercial....................................................................      1,776      1,600           11%
                                                                                                                   --
                                                                                    ---------  ---------
Total UnitedHealthcare............................................................      8,554      7,667           12%

  Uniprise
    Risk-Based....................................................................        226        314          (28)%
    Fee-Based.....................................................................      5,555      5,066           10%
                                                                                                                   --
                                                                                    ---------  ---------
  Total Uniprise..................................................................      5,781      5,380            7%
                                                                                                                   --
                                                                                    ---------  ---------
Total Enrollment, excluding Ovations..............................................     14,335     13,047           10%
                                                                                                                   --
                                                                                                                   --
                                                                                    ---------  ---------
                                                                                    ---------  ---------

------------------------

(a) Includes the 338,000 commercial members, 25,000 Medicare members, and 121,000 Medicaid members of HealthPartners of Arizona, acquired in October 1998, and the 27,000 commercial members of Principal Health Care of Texas, which was acquired in August 1998.

RESULTS OF OPERATIONS

    PREMIUM REVENUES

Premium revenues in the first quarter of 1999 totaled $4,318 million, an increase of $636 million, or 17%, over the first quarter of 1998.

Health Care Services' first quarter 1999 premium revenues totaled $4,170 million, an increase of $618 million, or 17%, over the first quarter of 1998. This increase reflects UnitedHealthcare's same-store risk-based commercial health plan enrollment growth of 8% and average year-over-year premium rate increases on renewing commercial groups exceeding 7%. Growth in Medicare programs also contributed to the increase in premium revenues with same-store growth of 10% in UnitedHealthcare's Medicare enrollment. Significant growth in Medicare enrollment affects year-over-year comparability of premium revenues. The Medicare product generally has per member premium rates three to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services.

Despite the year-over-year growth in Medicare enrollment at March 31, we are projecting Medicare enrollment at December 31, 1999 will be relatively flat compared with December 31, 1998 enrollment of 483,000 members. Effective January 1, 1999, we withdrew Medicare product offerings from 86 counties, affecting approximately 60,000, or 12% of our Medicare members as of December 31, 1998. We will continue to evaluate the markets we serve throughout 1999 and, where necessary, we will alter benefit designs and claim management activities. These actions may result in further withdrawals of Medicare product offerings or reductions in membership during 1999.

    MEDICAL COSTS

The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The following table summarizes our medical care ratio by product line for the three-month periods ended March 31:

                                                                            1999       1998
                                                                          ---------  ---------
UnitedHealthcare:
  Commercial............................................................      84.7%      84.3%
  Medicare..............................................................      88.9%      86.9%
  Medicaid..............................................................      86.3%      79.7%
                                                                          ---------  ---------
    Total UnitedHealthcare..............................................      85.7%      84.5%
                                                                          ---------  ---------
Consolidated UnitedHealth Group.........................................      86.2%      85.6%
                                                                          ---------  ---------
Consolidated, excluding AARP............................................      84.5%      83.7%
                                                                          ---------  ---------

Our medical care ratio increased from 85.6% in the first quarter of 1998 to 86.2% in the first quarter of 1999. Excluding the AARP business, on a year-over-year basis, the medical care ratio increased from 83.7% to 84.5%. On a sequential basis, our medical care ratio, excluding AARP, remained flat with the fourth quarter of 1998 at 84.5%.

The increase of $568 million, or 18%, in medical costs in the first quarter of 1999 over the comparable prior year period is largely commensurate with the 17% growth in premium revenues. During the first quarter of 1999, we estimate our medical cost trend was 4% to 5% compared with the full-year 1998 medical cost trend of approximately 4%. We expect medical cost increases to remain stable during the remainder of 1999 in the 4% to 5% range, and we also expect our medical care ratio will improve as a result of 1999 premium yield increases on new and renewal commercial business exceeding 7%.

    MANAGEMENT SERVICES AND FEE REVENUES

Management services and fee revenues during the three-months ended March 31, 1999 totaled $434 million representing an increase of $63 million, or 17%, over the same period in 1998. These revenues are primarily generated from self-funded products where we receive a fee for administrative services and assume no financial responsibility for health care costs associated with these products. In addition, we receive fee revenues from administrative services we perform on behalf of managed health plans and for services provided by our Specialized Care Services and Ingenix businesses.

The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base and modest price increases in fee business. Additionally, acquisitions and growth from our Ingenix business during 1998 and growth in our Specialized Care Services business contributed to the increase in management services and fees in the first quarter of 1999.

    OPERATING EXPENSES

Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased from 17.3% during the first quarter of 1998 to 16.9% during the first quarter of 1999. The improvement in the year-over-year SG&A ratio reflects the benefits of our cost reduction and improvement efforts in 1998 and continuing into 1999. For the three months ended March 31, 1999, selling, general and administrative expenses increased $101 million, or 14%, over the comparable period in 1998. This increase reflects the additional costs to support the corresponding $4.8 billion, or 17%, increase in revenues, as well as additional investment in future growth platforms, and incremental operating expenses related to recent acquisitions.

    OPERATIONAL REALIGNMENT AND OTHER CHARGES

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the Plan) to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. These activities will result in a reduction of more than 4,000 positions, affecting 6,000 people in various locations. Through March 31, 1999, we have eliminated approximately 2,400 positions pursuant to the Plan.

The following is a roll-forward of accrued operational realignment and other charges through March 31, 1999, (in millions):

                                                              SEVERANCE AND    NONCANCELABLE   DISPOSITION OF
                                                  ASSET       OUTPLACEMENT         LEASE       BUSINESSES AND
                                               IMPAIRMENTS        COSTS         OBLIGATIONS      OTHER COSTS      TOTAL
                                              -------------  ---------------  ---------------  ---------------  ---------
Balance at December 31, 1997................    $  --           $  --            $  --            $  --         $  --

Provision for Operational Realignment and
  Other Charges.............................          430             142               82               71           725

Additional Charges/Credits..................           21             (20)              (9)               8        --

Cash Payments...............................       --                 (19)              (6)             (13)          (38)

Non-cash Charges............................         (451)         --               --               --              (451)
                                                    -----           -----            -----            -----     ---------

Balance at December 31, 1998................       --                 103               67               66           236

Cash Payments...............................       --                  (9)              (2)             (14)          (25)
                                                    -----           -----            -----            -----     ---------

Balance at March 31, 1999...................    $  --           $      94        $      65        $      52     $     211
                                                    -----           -----            -----            -----     ---------
                                                    -----           -----            -----            -----     ---------

The asset impairments consisted principally of: 1) purchased in-process research and development associated with our acquisition of Medicode, Inc.; 2) goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to change our operating presence, and other realignment initiatives.

As of the date of our December 1997 acquisition, Medicode had invested approximately $8.5 million in in-process research and development projects. An additional $4.0 million was expended through March 31, 1999, with another $0.5 million expected to be spent over the next three months to complete these research and development projects.

Businesses we intend to dispose of include our managed workers' compensation business, and medical and behavioral health provider clinics. Markets where we plan to curtail or make changes to our operating presence include our small group health insurance business and three health plan markets that are in non-strategic locations. Our accompanying financial statements include the operating results of businesses to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $40 million as of March 31, 1999. The losses anticipated on the disposition of these businesses, including severance, impairment of assets, abandoned facilities, and additional exit costs, total approximately $175 million and were included in the $725 million of operational realignment and other charges recorded in the second quarter of 1998. We expect to complete the disposition of these businesses before December 31, 1999. Our accompanying Consolidated Statements of Operations include revenues and operating losses from these businesses for the three months ending March 31 as follows (in millions):

                                                                  1999       1998
                                                                ---------  ---------
Revenues......................................................  $     155  $     168
Operating losses before income taxes..........................  $      (5) $      (5)

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three month period ended March 31, 1999, we incurred expenses of approximately $15 million related to these activities.

The original operational realignment plan provided for substantial completion in 1999. Certain divestitures and market realignment transactions are requiring additional time to close, and accordingly, will extend into the third and fourth quarters of 1999. Other initiatives, including the consolidation of certain claims and administrative processing operations, will require additional time to fully implement and will continue into the year 2000. As we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, or losses on business held for disposal.

We believe the aggregate reduction in our overall cost structure from our realignment and other cost reduction activities will approximate $300 million annually by the end of the year 2000. We expect to realize approximately $75 million of these reductions in 1999.

    BUSINESS SEGMENTS

The following summarizes the operating results of our business segments for three-month periods ended March 31(in millions):

REVENUES

                                                                           1999       1998
                                                                         ---------  ---------
Health Care Services...................................................  $   4,348  $   3,701
Uniprise...............................................................        450        392
Specialized Care Services..............................................        164        147
Ingenix................................................................         53         33
Corporate and Eliminations.............................................       (206)      (158)
                                                                         ---------  ---------
    Consolidated Revenues..............................................  $   4,809  $   4,115
                                                                         ---------  ---------
                                                                         ---------  ---------

EARNINGS FROM OPERATIONS

                                                                            1999         1998
                                                                         -----------  -----------
Health Care Services...................................................   $     138    $     124
Uniprise...............................................................          46           32
Specialized Care Services..............................................          27           28
Ingenix................................................................           2            1
Corporate..............................................................           8           24
                                                                              -----        -----
    Consolidated Earnings from Operations..............................   $     221    $     209
                                                                              -----        -----
                                                                              -----        -----

    HEALTH CARE SERVICES

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted record revenues of $4.3 billion, representing an increase of $647 million, or 17%, over the first quarter of 1998. UnitedHealthcare grew same-store risk-based commercial health plan enrollment by 8% and realized average premium yield increases of over 7% on renewing commercial groups. Additionally, UnitedHealthcare made significant improvements in managing operating expenses reducing their SG&A ratio from 15.3% in 1998 to 14.6% in 1999. UnitedHealthcare's enrollment growth and expense management initiatives contributed significantly to Health Care Services' increase in earnings from operations of $14 million, or 11%, over the comparable period in 1998.

    UNIPRISE

Uniprise's revenues increased by $58 million, or 15%, over the first quarter of 1998 driven primarily by growth in its multi-site customer base and modest price increases on fee-based business. Uniprise's earnings from operations grew by $14 million over the first quarter of 1998 as a result of the increased revenues and reduced operating costs as a percentage of revenues.

    SPECIALIZED CARE SERVICES

Specialized Care Services revenues increased by $17 million, or 12%, over the first quarter of 1998. This increase was primarily driven by an increase in the number of individuals served by United Behavioral Health, our mental health and substance abuse business. Earnings from operations of $27 million were relatively flat when compared with the first quarter of 1998. Earnings from operations in 1999 did not increase commensurate with revenue growth as a result of administrative costs associated with new dental and vision product iniatives.

    INGENIX

Revenues increased by $20 million over the comparable prior year period as a result of acquisitions during the second half of 1998. Despite the increased revenues, earnings from operations were relatively flat with the prior year primarily as a result of increased amortization expense related to goodwill associated with Ingenix's acquisitions.

FINANCIAL CONDITION AND LIQUIDITY AT MARCH 31, 1999

During the first quarter of 1999, we generated cash from operations of $122 million. We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.3 billion at March 31, 1999. Total cash and investments decreased by approximately $150 million since December 31, 1998, primarily resulting from $369 million of common stock repurchases during the first quarter of 1999.

Under our current stock repurchase program, we may purchase up to 27.7 million shares of our outstanding common stock. Purchases may be made from time to time at prevailing prices, subject to certain regulatory restrictions relating to volume, pricing and timing. During the first three months of 1999, we repurchased 7.5 million shares at an aggregate cost of $369 million. Since inception of the program in November 1997 through April 1999, we have repurchased 22.9 million shares.

In April 1999, the Securities and Exchange Commission declared effective the shelf registration statement we had previously filed in November 1998. The shelf registration covers $1.05 billion of debt securities, preferred stock, common stock, depository shares, warrants and trust preferred securities. An existing shelf registration with $200 million of registered but unissued securities was rolled into this new shelf registration, bringing the aggregate initial public offering price of all securities covered by the shelf registration statement declared effective to $1.25 billion. The Company may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. After taking into account these regulations, approximately $380 million of our $4.3 billion of cash and investments at March 31, 1999, was available for general corporate use, including working capital needs.

The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. At March 31, 1999, we were well within the requirements of all debt covenants.

In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment plan. We believe our remaining after-tax cash outlay associated with these charges will be in the range of $75 million to $100 million over the next 12 months.

We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. Our long-term investments, $2.8 billion as of March 31, 1999, are classified as available for sale and are periodically sold prior to their maturity to fund working capital or for other purposes.

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

Certain changes in Medicare and Medicaid programs changes could limit available reimbursement in those programs, with adverse affects on our financial results. Also, it could be more difficult for us to control medical costs if federal and state bodies continue to consider and enact significant and onerous managed care and privacy laws and regulations. Among the legislative proposals are proposals that could expand health plan liability, increase medical expenses or increase administrative costs.

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

We also are subject to governmental investigations and enforcement actions. Included are actions relating to ERISA, which regulates insured and self-funded health coverage plans offered by employers; the FEHBP; federal and state fraud and abuse laws; and laws relating to care management and health care delivery. Government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. We currently are involved in various government investigations and audits, but we do not believe the results will have a material adverse effect on our financial position or results of operations.

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

While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have health care cost containment measures similar to those in place for network-based products. As a result, there is added health care cost inflation risk with these products, which comprise approximately 10% of our consolidated risk-based membership.

YEAR 2000 ACTIVITIES

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require on-going enhancements to keep pace with the continuing changes in information technology, evolving industry standards, and customer preferences. We have been modifying our computer systems to accommodate the "Year 2000". The "Year 2000" problem exists throughout the global marketplace as many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900.

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

    TECHNICAL INFRASTRUCTURE

MAINFRAME TECHNOLOGY. In conjunction with our two vendors that provide support for our data center operations, we have completed, tested and certified 100% of our remediation efforts for the hardware, and operating system on our two primary mainframe computer systems. We are also at compliant version levels for all of our supporting software at both data centers. In addition, we are in the process of reviewing some of our smaller mainframe systems and making modifications as necessary. We have also installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

DESKTOP HARDWARE & SOFTWARE. We have inventoried all of our desktop hardware and software--over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified and will be modified or replaced with compliant systems by September 30, 1999.

TELECOMMUNICATIONS. We have inventoried all of our telecommunication systems--over 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. Our data network is 100% compliant and our voice network is 91% compliant as of April 30, 1999. We expect all our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

    BUSINESS APPLICATIONS

SOFTWARE APPLICATIONS. We use approximately 500 different software applications that include over 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and systems that will be modified for Year 2000 compliance. We have determined that 33% of our software applications will not be used after December 31, 1999 due to conversions, consolidations and software replacements. Of the remaining applications, over 93% have been made Year 2000 compliant, tested and certified or are scheduled to be certified for compliance. The balance of the applications are yet to be tested. All critical Year 2000 software modifications were completed by March 31, 1999, with further testing and certification during the remainder of 1999.

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

DEPENDENCE ON THIRD PARTIES. We have a contractual relationship with approximately 300,000 different medical providers and over 92,000 vendors. Approximately 2,000 vendors have been identified as critical business partners and suppliers. We are currently in communication with these critical business partners to analyze their Year 2000 compliance efforts. We expect to complete our analysis of critical vendor readiness and identification of alternative vendors, where necessary, by July 31, 1999. We are assessing our options with regard to contacting all of the 300,000 medical providers we conduct business with regarding Year 2000 compliance issues. We will be testing and verifying the electronic collection of data with these providers through our EDI (electronic data interface) clearinghouse vendors.

COSTS OF YEAR 2000 COMPLIANCE. The projected costs of our Year 2000 compliance efforts and the date on which we plan to complete the necessary Year 2000 remediation efforts are based on management's best estimates, which were derived utilizing various assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from our current plans. Specific factors that might cause significant differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct the relevant computer codes, and the ability of our significant vendors, providers, customers and others with which we conduct business to identify and resolve their own Year 2000 issues.

Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of March 31, 1999, our historical and projected costs to complete our Year 2000 remediation plan are as follows (amounts in millions):

                                                            COST INCURRED TO DATE           PROJECTED COSTS
                                                         ----------------------------  --------------------------
YEAR                                                       RESOURCES    AMORTIZATION    RESOURCES   AMORTIZATION      TOTAL
-------------------------------------------------------  -------------  -------------  -----------  -------------     -----
1996...................................................    $       1      $  --         $  --         $  --         $       1
1997...................................................           12         --            --            --                12
1998...................................................           18         --            --            --                18
1999...................................................            5              2            13             5            25
2000...................................................       --             --                 3             9            12
2001...................................................       --             --            --                 9             9
2002...................................................       --             --            --                 2             2
                                                                 ---          -----         -----         -----           ---
                                                           $      36      $       2     $      16     $      25     $      79
                                                                 ---          -----         -----         -----           ---
                                                                 ---          -----         -----         -----           ---

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

CONTINGENCY PLANS. Each area of our Year 2000 compliance effort is currently developing contingency plans to mitigate the risk of failure, and to provide for a speedy recovery from possible failures associated with the century change. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems arise. Contingency plans will be final by July 31, 1999.

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

As of March 31, 1999, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.2 billion, compared with their aggregate minimum statutory capital and surplus requirements of $439 million.

The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but few states had adopted the rules as of March 31, 1999. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. However, we believe we can redeploy capital among our regulated entities to minimize the need for incremental capital investment of general corporate financial resources into regulated subsidiaries. As such, we do not anticipate a significant impact on our aggregate capital or investments in regulated subsidiaries.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed by professional investment managers within an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of March 31, 1999, there were no significant concentrations of credit risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the date of the Company's Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December, 31, 1998, a change has occurred in the company's exposure to market risk associated with the Company's investments in equity securities.

We own approximately nine million shares of Healtheon Corporation (Healtheon) common stock. With Healtheon's recent public stock offering in February 1999 and subsequent increases to the fair value of Healtheon's stock, we have recorded a $220 million unrealized gain, $140 million net of income tax effects, in shareholders' equity as of March 31, 1999. Assuming an immediate decrease of 25% in Healtheon's stock price, the hypothetical reduction in shareholders' equity related to these holdings is estimated to be $35 million (net of income tax effects), or 0.9% of total shareholders' equity at March 31, 1999.

We do not believe that our risks of loss in future earnings or a decline in fair values attributable to our investment portfolio are material to our consolidated financial position or results of operations.

                               UNITEDHEALTH GROUP
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Because of the nature of its business, United is subject to suits which allege failures to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under United's programs, impermissible nonacceptance or termination of providers, failures to return withheld amounts from provider compensation, failures to pay benefits by a self-funded plan serviced by United, improper copayment calculations and other allegations. Some of these suits may include claims for substantial non-economic or punitive damages. United does not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on United's financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect United's financial results.

Six suits asset claims under the United States securities laws against United and certain of its current and former officers and directors. The plaintiffs are stockholders of United who purport to sue on behalf of a class of purchasers of common shares of United during the period February 12, 1998 through August 5, 1998 (the "Class Period"). Each complaint was filed in the United States District Court for the District of Minnesota. Each of the six actions claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. In substance, the complaints allege that United made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the Company made materialy false statements about its medical costs and the expenses related to the Company's realignment. The complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of United shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints allege that once the Company's true financial condition was revealed on August 6, 1998, the price of United common shares fell from a closing price of $52 7/8 on August 5, 1998, to a closing price of $37 7/8 on August 6, 1998. The complaints seek compensatory damages in unspecified amounts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 12, 1999 (the "Annual Meeting"), the Company's shareholders voted on three items: the election of four directors, a shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors, and the ratification of the appointment of Arthur Andersen LLP as independent public accountants.

The four directors elected at the Annual Meeting are: Thomas H. Kean, with 148,435,325 votes cast for his election and 1,454,137 votes withheld; Robert L. Ryan, with 148,440,625 votes cast for his election and 1,448,837 votes withheld; William G. Spears with 148,439,197 votes cast for his election and 1,450,265 votes withheld; and Gail R. Wilensky, with 148,425,473 votes cast for her election and 1,463,989 votes withheld. The directors whose term of office as a director continued after the Annual Meeting are: William C. Ballard, Jr., Richard T. Burke, James A. Johnson, Douglas W. Leatherdale, William W. McGuire, M.D., Walter F. Mondale and Mary O. Mundinger.

A shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors so that all directors are elected annually received 93,911,978 votes cast for the proposal, 42,200,441 votes cast against the proposal and 450,464 votes abstaining. There were 13,326,579 broker non-votes cast on this matter. In order to declassify the Board of Directors, the Board of Directors must first approve and then submit to the shareholders for their approval an amendment to the Company's Articles of Incorporation. The Board of Directors will consider the proposal to declassify the Board of Directors at its upcoming meetings, and if it determines that declassifying the Board of Directors is in the best interest of the Company and its shareholders, it will submit the matter to a vote of the shareholders at the next annual meeting of shareholders.

The appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1999 was ratified with 149,105,809 votes cast for ratification, 484,495 votes cast against ratification and 299,158 votes abstaining. There were no broker non-votes on this matter.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

           EXHIBIT
            NUMBER                                          DESCRIPTION
        -------------               ------------------------------------------------------------
Exhibit 15                        -- Letter Re Unaudited Interim Financial Information
Exhibit 99                        -- Cautionary Statements

(b) The Company filed the following reports on Form 8-K during the three month period ended March 31, 1999:

    1) Form 8-K dated January 8, 1999. The items reported were items 5 and 7 concerning the redemption of all of its outstanding shares of 5.75% Series A Convertible Preferred Stock on December 24, 1998 at an aggregate cost to the Company of $520,125,000.

    2) Form 8-K dated February 23, 1999. The item reported was item 5 concerning information discussed in the investor teleconference on February 18.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED HEALTHCARE CORPORATION

    /s/ STEPHEN J. HEMSLEY
------------------------------  Chief Operating Officer        Dated: May 17, 1999
      Stephen J. Hemsley

     /s/ ARNOLD H. KAPLAN
------------------------------  Chief Financial Officer        Dated: May 17, 1999
       Arnold H. Kaplan

   /s/ PATRICK J. ERLANDSON
------------------------------  Chief Accounting Officer       Dated: May 17, 1999
     Patrick J. Erlandson

                         UNITED HEALTHCARE CORPORATION
                                    EXHIBITS

  EXHIBIT
   NUMBER                                                          DESCRIPTION
------------             -----------------------------------------------------------------------------------------------
Exhibit 15           --  Letter Re Unaudited Interim Financial Information

Exhibit 99           --  Cautionary Statements