Form 10-Q
period 1999-06-30
UNITED HEALTHCARE CORP
filed 1999-08-13
CIK 731766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

                        Telephone Number: (612) 936-1300

                            ------------------------

    Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Common Stock, par value $.01 per share, outstanding on August 9, 1999, was 173,353,248.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNITEDHEALTH GROUP
                                     INDEX

                                                                            PAGE
                                                                            NUMBER
                                                                            ----
PART I.  FINANCIAL INFORMATION

  ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

    Condensed Consolidated Balance Sheets at June 30, 1999 and December
     31, 1998.............................................................     3

    Condensed Consolidated Statements of Operations for the three and six
     month periods ended June 30, 1999 and 1998...........................     4

    Condensed Consolidated Statements of Cash Flows for the six month
     periods ended June 30, 1999 and 1998.................................     5

    Notes to Condensed Consolidated Financial Statements..................     6

    Report of Independent Public Accountants..............................    14

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................    15

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    27

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..............................................    28

  ITEM 6.  EXHIBITS.......................................................    29

Signatures................................................................    30

                               UNITEDHEALTH GROUP
                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               UNITEDHEALTH GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              1999          1998
                                                                                           -----------  -------------
                                                       ASSETS
Current Assets
  Cash and Cash Equivalents..............................................................   $   1,230     $   1,644
  Short-Term Investments.................................................................         173           170
  Accounts Receivable, net...............................................................         975           965
  Assets Under Management................................................................       1,199         1,155
  Other Current Assets...................................................................          71           320
                                                                                           -----------       ------
    Total Current Assets.................................................................       3,648         4,254

  Long-Term Investments..................................................................       3,205         2,610
  Property and Equipment, net............................................................         280           294
  Goodwill and Other Intangible Assets, net..............................................       2,621         2,517
                                                                                           -----------       ------
  TOTAL ASSETS...........................................................................   $   9,754     $   9,675
                                                                                           -----------       ------
                                                                                           -----------       ------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Medical Costs Payable..................................................................   $   2,982     $   2,780
  Other Policy Liabilities...............................................................         710           714
  Accounts Payable and Accrued Liabilities...............................................         774           713
  Short-Term Debt........................................................................         400           459
  Accrued Operational Realignment and Other Charges......................................         168           236
  Unearned Premiums......................................................................         226           414
                                                                                           -----------       ------
    Total Current Liabilities............................................................       5,260         5,316

  Long-Term Debt.........................................................................         249           249
  Deferred Income Taxes and Other Liabilities............................................          87            72
                                                                                           -----------       ------
Shareholders' Equity
  Common Stock, $.01 par value; 500,000,000 shares authorized; 173,954,000 and
    183,930,000 issued and outstanding...................................................           2             2
  Additional Paid-in Capital.............................................................         591         1,107
  Retained Earnings......................................................................       3,146         2,885
  Accumulated Other Comprehensive Income:
    Net Unrealized Holding Gains on Investments Available for Sale, net of income tax
      effects............................................................................         419            44
                                                                                           -----------       ------
    Total Shareholders' Equity...........................................................       4,158         4,038
                                                                                           -----------       ------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................................   $   9,754     $   9,675
                                                                                           -----------       ------
                                                                                           -----------       ------

            See notes to condensed consolidated financial statements

                               UNITEDHEALTH GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                          --------------------  --------------------
                                                            1999       1998       1999       1998
                                                          ---------  ---------  ---------  ---------
REVENUES
  Premiums..............................................  $   4,372  $   3,773  $   8,690  $   7,455
  Management Services and Fees..........................        433        402        867        773
  Investment and Other Income...........................         53         60        110        122
                                                          ---------  ---------  ---------  ---------
    Total Revenues......................................      4,858      4,235      9,667      8,350
                                                          ---------  ---------  ---------  ---------
OPERATING EXPENSES
  Medical Costs.........................................      3,746      3,435      7,466      6,587
  Selling, General and Administrative Expenses..........        832        706      1,645      1,418
  Depreciation and Amortization.........................         55         48        110         90
  Operational Realignment and Other Charges.............         --        725         --        725
                                                          ---------  ---------  ---------  ---------
    Total Operating Expenses............................      4,633      4,914      9,221      8,820
                                                          ---------  ---------  ---------  ---------
EARNINGS (LOSS) FROM OPERATIONS.........................        225       (679)       446       (470)
  Interest Expense......................................        (11)        --        (22)        --
                                                          ---------  ---------  ---------  ---------
EARNINGS (LOSS) BEFORE INCOME TAXES.....................        214       (679)       424       (470)
  (Provision) Benefit for Income Taxes..................        (79)       114       (157)        37
                                                          ---------  ---------  ---------  ---------
NET EARNINGS (LOSS).....................................        135       (565)       267       (433)
CONVERTIBLE PREFERRED STOCK DIVIDENDS...................         --         (7)        --        (15)
                                                          ---------  ---------  ---------  ---------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS...  $     135  $    (572) $     267  $    (448)
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE..............  $    0.78  $   (2.96) $    1.51  $   (2.33)
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------
DILUTED NET EARNINGS (LOSS) PER COMMON SHARE............  $    0.76  $   (2.96) $    1.48  $   (2.33)
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING....        174        193        177        192
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS............          4         --          3         --
                                                          ---------  ---------  ---------  ---------
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
  ASSUMING DILUTION.....................................        178        193        180        192
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------

            See notes to condensed consolidated financial statements

                               UNITEDHEALTH GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            --------------------
                                                                              1999       1998
                                                                            ---------  ---------
OPERATING ACTIVITIES
  Net Earnings (Loss).....................................................  $     267  $    (433)
  Noncash Items:
    Depreciation and Amortization.........................................        110         90
    Deferred Income Taxes.................................................         63       (214)
    Asset Impairments.....................................................         --        451

  Net Change in Other Operating Items:
    Accounts Receivable and Other Current Assets..........................         19       (118)
    Medical Costs Payable.................................................        155        200
    Accounts Payable and Accrued Liabilities..............................         37        109
    Accrued Operational Realignment and Other Charges.....................        (68)       274
    Unearned Premiums.....................................................       (195)      (142)
                                                                            ---------  ---------
      Cash Flows From Operating Activities................................        388        217
                                                                            ---------  ---------
INVESTING ACTIVITIES
  Cash Paid for Acquisitions, net of cash assumed and other effects.......       (104)       (86)
  Proceeds from Disposal of Business......................................          5         --
  Purchases of Property and Equipment and Capitalized Software, net.......        (97)       (90)
  Purchases of Investments................................................       (943)    (1,976)
  Maturities/Sales of Investments.........................................        937      1,867
                                                                            ---------  ---------
      Cash Flows Used for Investing Activities............................       (202)      (285)
                                                                            ---------  ---------
FINANCING ACTIVITIES
  Proceeds from Stock Option Exercises....................................         68         73
  Common Stock Repurchases................................................       (603)       (72)
  Payments of Short-term Borrowings.......................................        (60)        --
  Dividends Paid..........................................................         (5)       (20)
                                                                            ---------  ---------
      Cash Flows Used for Financing Activities............................       (600)       (19)
                                                                            ---------  ---------
  DECREASE IN CASH AND CASH EQUIVALENTS...................................       (414)       (87)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................      1,644        750
                                                                            ---------  ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD................................  $   1,230  $     663
                                                                            ---------  ---------
                                                                            ---------  ---------

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

2. RECLASSIFICATIONS

    Certain 1998 amounts in the condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net earnings (loss) or shareholders' equity as previously reported.

3. OPERATIONAL REALIGNMENT AND OTHER CHARGES

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

    The asset impairments consisted principally of purchased in-process research and development associated with our acquisition of Medicode, Inc. and goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to curtail our operations or change our operating presence, and other realignment initiatives.

    During the second quarter of 1999, we revised our estimates for severance and outplacement costs, non-cancelable lease obligations, and losses on businesses held for disposal. The total of our operational realignment and other charges did not change.

    After eliminating approximately 2,800 positions, we now estimate total severance and outplacement costs will be approximately $100 million. The decrease of $22 million from our original estimate is primarily attributable to lower than anticipated costs per employee and a substantially higher rate of

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

3. OPERATIONAL REALIGNMENT AND OTHER CHARGES (CONTINUED) position reductions accomplished through attrition among affected employee groups. We currently estimate that final execution of the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations.

    In June 1999, we completed the sale of our medical provider clinics. As a result of differences between our original estimate and the final terms of the sale agreement, we increased our accrual by $9 million to reflect the actual losses incurred on the disposition of this business. During the second quarter of 1999, we also completed the disposition of our behavioral health provider clinics. The balances accrued in our operational realignment charge were sufficient to cover actual costs associated with this disposition.

    Another business we intend to dispose of is our managed workers' compensation business. We have completed negotiations with a prospective buyer and expect to close on the sale of this business in August 1999. The balances accrued in our operational realignment charge will be sufficient to cover actual losses on the disposition of this business.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. With regard to these markets, we have revised our plan of disposition in response to current market conditions. In one market, we currently expect to sell or commence formal liquidation of this business prior to December 31, 1999. In the other non-strategic health plan market, we have revised our original plan of reconfiguration to a complete market exit. As a result, we have increased our estimate of noncancelable lease obligations by $13 million to include the incremental costs to be incurred in the exit of this market.

    We have completed the reconfiguration of our small group insurance business and a third non-strategic health plan market. Our original operational realignment charge covered asset impairments and other costs incurred in the reconfiguration of these businesses.

    The following is a roll-forward of accrued operational realignment and other charges through June 30, 1999 (in millions):

                                                                        SEVERANCE AND    NONCANCELABLE   DISPOSITION OF
                                                            ASSET       OUTPLACEMENT         LEASE       BUSINESSES AND
                                                         IMPAIRMENTS        COSTS         OBLIGATIONS      OTHER COSTS      TOTAL
                                                        -------------  ---------------  ---------------  ---------------  ---------
Balance at December 31, 1997..........................    $      --       $      --        $      --        $      --     $      --
Provision for Operational Realignment and Other
  Charges.............................................          430             142               82               71           725
Additional Charges/(Credits)..........................           21             (20)              (9)               8            --
Cash Payments.........................................           --             (19)              (6)             (13)          (38)
Non-cash Charges......................................         (451)             --               --               --          (451)
                                                              -----           -----            -----            -----     ---------
Balance at December 31, 1998..........................           --             103               67               66           236
Cash Payments.........................................           --              (9)              (2)             (14)          (25)
                                                              -----           -----            -----            -----     ---------
Balance at March 31, 1999.............................           --              94               65               52           211
Additional Charges/(Credits)..........................           --             (22)              13                9            --
Cash Payments.........................................           --             (15)              (6)             (22)          (43)
                                                              -----           -----            -----            -----     ---------
Balance at June 30, 1999..............................    $      --       $      57        $      72        $      39     $     168
                                                              -----           -----            -----            -----     ---------
                                                              -----           -----            -----            -----     ---------

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

3. OPERATIONAL REALIGNMENT AND OTHER CHARGES (CONTINUED)
    Our accompanying financial statements include the operating results of businesses and markets to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $25 million as of June 30, 1999. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of or to be disposed, and markets we plan to exit, for the three and six month periods ended June 30 as follows (in millions):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Revenues.............................   $     199    $     242    $     432    $     475
Operating income (loss) before income
  taxes..............................   $      (9)   $      (7)   $     (24)   $     (23)

    The table above does not include operating results from the counties where we will be withdrawing our Medicare product offerings, effective January 1, 2000. Annual revenues for 1999 from the Medicare markets we are exiting are expected to be approximately $230 million.

    In regard to the purchased research and development, as of the date of our December 1997 acquisition, Medicode had invested approximately $8.5 million in in-process research and development projects. An additional $4.5 million was expended through June 30, 1999, with another $0.3 million expected to be spent over the next three months to complete these research and development projects.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 1999, we incurred expenses of approximately $19 million and $34 million, respectively, related to these activities.

    The original operational realignment plan provided for substantial completion in 1999. We continue to implement our original realignment plan, however, certain divestitures and market realignment activities are requiring additional time to complete, and accordingly, will extend into the third and fourth quarters of 1999. Other initiatives, including the consolidation of certain claims and administrative processing operations, are requiring additional time to fully implement and will continue into the year 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on businesses held for disposal.

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

4. CASH AND INVESTMENTS

    As of June 30, 1999, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

                                                                      GROSS UNREALIZED     GROSS UNREALIZED
                                                    AMORTIZED COST      HOLDING GAINS       HOLDING LOSSES     FAIR VALUE
                                                    ---------------  -------------------  -------------------  -----------
Cash and Cash Equivalents.........................     $   1,230          $      --            $      --        $   1,230
Debt Securities--Investments Available for Sale...         2,532                 14                  (32)           2,514
Equity Securities--Investments Available for
  Sale............................................            91                685                   --              776
Debt Securities--Held to Maturity.................            88                 --                   --               88
                                                          ------              -----                -----       -----------
  Total Cash and Investments......................     $   3,941          $     699            $     (32)       $   4,608
                                                          ------              -----                -----       -----------
                                                          ------              -----                -----       -----------

    Gross realized gains of $3 million and $7 million, and gross realized losses of $2 million and $1 million were recognized for the three month periods ended June 30, 1999 and 1998, respectively, and are included in investment and other income in the accompanying Condensed Consolidated Statements of Operations. Gross realized gains of $7 million and $15 million, and gross realized losses of $5 million and $3 million were recognized for the six month periods ended June 30, 1999 and 1998, respectively.

    At June 30, 1999, our equity securities include a $682 million gross unrealized gain related to our investment in approximately 9 million shares of Healtheon Corporation common stock.

5. DEBT

    Debt consists of the following:

                                                               JUNE 30, 1999           DECEMBER 31, 1998
                                                          ------------------------  ------------------------
                                                                        CARRYING                  CARRYING
                                                           PAR VALUE      VALUE      PAR VALUE      VALUE
                                                          -----------  -----------  -----------  -----------
5.65% Senior Unsecured Note due December 1999...........   $     400    $     400    $     400    $     400
6.60% Senior Unsecured Note due December 2003...........         250          249          250          249
Commercial Paper........................................          --           --           60           59
                                                               -----        -----        -----        -----
                                                                 650          649          710          708

Less: Current Portion...................................        (400)        (400)        (460)        (459)
                                                               -----        -----        -----        -----
  Total Long-Term Debt..................................   $     250    $     249    $     250    $     249
                                                               -----        -----        -----        -----
                                                               -----        -----        -----        -----

    The carrying value of the Company's outstanding debt approximates its fair value at June 30, 1999.

    In August 1999, we increased our commercial paper program and our supporting credit arrangement with a group of banks to an aggregate of $900 million. The supporting credit arrangement is comprised of a $300 million revolving credit facility, expiring in 2003, and a $600 million 364-day facility, expiring in August 2000. In July 1999, we also developed the financing flexibility to issue approximately $150 million of

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

5. DEBT (CONTINUED)
extendible commercial notes (ECN's). At June 30, 1999, we had no borrowings outstanding under our commercial paper program, supporting credit facilities, or ECN's.

    The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are well within the requirements of all debt covenants.

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

    Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Condensed Consolidated Balance Sheets. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be covered by underwriting gains in future periods of the contract. The RSF balance was $509 million as of December 31, 1998, and is $534 million as of June 30, 1999. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

    We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

                                                           BALANCE AS OF      BALANCE AS OF
DESCRIPTION                                                JUNE 30, 1999    DECEMBER 31, 1998
-------------------------------------------------------  -----------------  -----------------
Assets Under Management................................      $   1,199          $   1,155
Receivables............................................      $     290          $     287
Medical Costs Payable..................................      $     872          $     830
Other Policy Liabilities...............................      $     534          $     509
Accounts Payable and Accrued Liabilities...............      $      83          $     103

    The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

7. STOCK REPURCHASE PROGRAM

    During the first quarter of 1999, we announced the completion of our first share repurchase program aggregating 18.7 million shares at a total cost of $807 million. We also announced a program to repurchase up to approximately 9.0 million shares, or 5% of then outstanding shares, through November 1999.

    During the six months ended June 30, 1999, we repurchased an aggregate 12.4 million shares for $603 million, bringing total purchases since inception of the programs to 23.5 million shares, for $1,049 million. Under our current authorization, we may repurchase an additional 4.2 million shares.

8. COMPREHENSIVE INCOME

    The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six-month periods ended June 30 (in millions):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Net Earnings (Loss)..................   $     135    $    (565)   $     267    $    (433)
Change in Net Unrealized Holding
  Gains (Losses) on Investments
  Available for Sale, net of income
  tax effects........................         252           10          375            2
                                            -----        -----        -----        -----
Comprehensive Income (Loss)..........   $     387    $    (555)   $     642    $    (431)
                                            -----        -----        -----        -----
                                            -----        -----        -----        -----

9. SEGMENT FINANCIAL INFORMATION

    Our reportable operating segments are organized and defined by a combination of economic characteristics, including the types of products and services offered and customer segments served by each segment. The following is a description of the types of products and services from which each of our business segments derives its revenues:

    - HEALTH CARE SERVICES consists of UnitedHealthcare and Ovations and provides the majority of our risk-based managed care product offerings. UnitedHealthcare operates locally based organized health systems to serve employers, their employees and dependents, as well as individuals, including those enrolled in Medicare and Medicaid programs. Ovations includes underwriting and services in support of AARP Health Care Options, the group insurance program of the American Association of Retired Persons, and EverCare, which delivers medical care to elderly residents of nursing homes.

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

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

9. SEGMENT FINANCIAL INFORMATION (CONTINUED)
    - SPECIALIZED CARE SERVICES provides specialized products and services using independent networks, including behavioral health and substance abuse services, employee assistance services, consumer health and well-being information products, and disease management and transplant-related products and services. These products are often included in products offered by UnitedHealthcare and Uniprise, in addition to being marketed as stand-alone products and services.

    - INGENIX consists of products and services that use knowledge and technology to provide customers with high-value information, data analysis, research and consulting. Customers include drug and medical device manufacturers, employers, providers, payers and government agencies.

    Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital and working capital. The "Corporate and Eliminations" column includes unassigned cash and investments, investment income derived from these unassigned assets, company-wide costs associated with core process improvement initiatives and eliminations of intersegment transactions and balances.

    The following tables present segment financial information for the three and six month periods ended June 30, 1999 and 1998 (in millions):

                                                 HEALTH CARE                  SPECIALIZED                  CORPORATE &
       THREE MONTHS ENDED JUNE 30, 1999            SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS
-----------------------------------------------  ------------  -----------  ---------------  -----------  -------------
Revenues--External Customers...................   $    4,338    $     352      $      78      $      37     $      --
Revenues--Intersegment.........................           --          112             97             16          (225)
Investment and Other Income....................           39            7              2              1             4
                                                      ------        -----          -----          -----         -----
Total Revenues.................................   $    4,377    $     471      $     177      $      54     $    (221)
                                                      ------        -----          -----          -----         -----
Earnings from Operations.......................   $      140    $      64      $      30      $       2     $     (11)
                                                      ------        -----          -----          -----         -----
                                                      ------        -----          -----          -----         -----


       THREE MONTHS ENDED JUNE 30, 1999          CONSOLIDATED
-----------------------------------------------  -------------
Revenues--External Customers...................    $   4,805
Revenues--Intersegment.........................           --
Investment and Other Income....................           53
                                                      ------
Total Revenues.................................    $   4,858
                                                      ------
Earnings from Operations.......................    $     225
                                                      ------
                                                      ------

                                                 HEALTH CARE                  SPECIALIZED                  CORPORATE &
       THREE MONTHS ENDED JUNE 30, 1998            SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS
-----------------------------------------------  ------------  -----------  ---------------  -----------  -------------
Revenues--External Customers...................   $    3,768    $     309      $      70      $      28     $      --
Revenues--Intersegment.........................           --           82             82             17          (181)
Investment and Other Income....................           32            6             --             --            22
                                                      ------        -----          -----          -----         -----
Total Revenues.................................   $    3,800    $     397      $     152      $      45     $    (159)
                                                      ------        -----          -----          -----         -----
Earnings (Loss) from Operations................   $     (435)   $     (94)     $     (68)     $     (85)    $       3
                                                      ------        -----          -----          -----         -----
                                                      ------        -----          -----          -----         -----


       THREE MONTHS ENDED JUNE 30, 1998          CONSOLIDATED
-----------------------------------------------  -------------
Revenues--External Customers...................    $   4,175
Revenues--Intersegment.........................           --
Investment and Other Income....................           60
                                                      ------
Total Revenues.................................    $   4,235
                                                      ------
Earnings (Loss) from Operations................    $    (679)
                                                      ------
                                                      ------

                               UNITEDHEALTH GROUP

                                  (UNAUDITED)

9. SEGMENT FINANCIAL INFORMATION (CONTINUED)

                                                 HEALTH CARE                  SPECIALIZED                  CORPORATE &
        SIX MONTHS ENDED JUNE 30, 1999             SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS
-----------------------------------------------  ------------  -----------  ---------------  -----------  -------------
Revenues--External Customers...................   $    8,644    $     687      $     150      $      76     $      --
Revenues--Intersegment.........................           --          221            188             30          (439)
Investment and Other Income....................           81           13              3              1            12
                                                      ------        -----          -----          -----         -----
Total Revenues.................................   $    8,725    $     921      $     341      $     107     $    (427)
                                                      ------        -----          -----          -----         -----
Earnings from Operations.......................   $      280    $     110      $      59      $       4     $      (7)
                                                      ------        -----          -----          -----         -----
                                                      ------        -----          -----          -----         -----


        SIX MONTHS ENDED JUNE 30, 1999           CONSOLIDATED
-----------------------------------------------  -------------
Revenues--External Customers...................    $   9,557
Revenues--Intersegment.........................           --
Investment and Other Income....................          110
                                                      ------
Total Revenues.................................    $   9,667
                                                      ------
Earnings from Operations.......................    $     446
                                                      ------
                                                      ------

                                                 HEALTH CARE                  SPECIALIZED                  CORPORATE &
        SIX MONTHS ENDED JUNE 30, 1998             SERVICES     UNIPRISE     CARE SERVICES     INGENIX    ELIMINATIONS
-----------------------------------------------  ------------  -----------  ---------------  -----------  -------------
Revenues--External Customers...................   $    7,437    $     611      $     134      $      46     $      --
Revenues--Intersegment.........................           --          167            164             32          (363)
Investment and Other Income....................           64           11              1             --            46
                                                      ------        -----          -----          -----         -----
Total Revenues.................................   $    7,501    $     789      $     299      $      78     $    (317)
                                                      ------        -----          -----          -----         -----
Earnings (Loss) from Operations................   $     (311)   $     (62)     $     (40)     $     (84)    $      27
                                                      ------        -----          -----          -----         -----
                                                      ------        -----          -----          -----         -----


        SIX MONTHS ENDED JUNE 30, 1998           CONSOLIDATED
-----------------------------------------------  -------------
Revenues--External Customers...................    $   8,228
Revenues--Intersegment.........................           --
Investment and Other Income....................          122
                                                      ------
Total Revenues.................................    $   8,350
                                                      ------
Earnings (Loss) from Operations................    $    (470)
                                                      ------
                                                      ------

    Excluding the $725 million operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates, 1998 results would have been as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30, 1998         JUNE 30, 1998
                                                       ---------------------  -------------------
Health Care Services.................................        $     114             $     238
Uniprise.............................................               57                    89
Specialized Care Services............................               27                    55
Ingenix..............................................                1                     2
Corporate and Eliminations...........................               22                    46
                                                                 -----                 -----
  Consolidated Earnings from Operations..............        $     221             $     430
                                                                 -----                 -----
                                                                 -----                 -----

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of UnitedHealth Group:

    We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group, its corporate entity, United HealthCare Corporation (a Minnesota corporation), and Subsidiaries as of June 30, 1999 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota,
August 5, 1999

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

SECOND QUARTER 1999 FINANCIAL PERFORMANCE HIGHLIGHTS

    Summary highlights of our second quarter 1999 results include:

    - Earnings per share reached $0.76, an increase of 15% from $0.66 per share reported in the second quarter of 1998 (excluding 1998 second quarter special operating charges) and up $0.04 per share, or 6%, sequentially over the first quarter of 1999.

    - Consolidated revenues increased 15% over the second quarter of 1998 to $4.9 billion, reflecting strong and balanced growth across all business segments.

    - We reported cash flows from operations of $388 million for the six-month period ended June 30, 1999, an increase of $171 million, or 79%, over 1998 levels.

    - Net earnings applicable to common shareholders increased to $135 million during the second quarter of 1999. The increase of $3 million, or 2%, in net earnings applicable to common shareholders is not commensurate with our 15% increase in earnings per share largely as a result of foregone investment income on cash and investments used to repurchase our common stock.

    - We repurchased an additional 4.5 million shares of our common stock during the second quarter, bringing our total shares repurchased since inception of our stock repurchase activities in November 1997 to 23.5 million shares through June 30, 1999. During the past 12 months, we repurchased approximately 22 million shares of our common stock for approximately $1.0 billion.

    - The second quarter ratio of SG&A expenses to total revenues increased forty basis points on a year-over-year basis. This expected increase reflects additional costs associated with core process improvement initiatives.

SUMMARY OPERATING INFORMATION

                                                     THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------  -------------------------------------
                                                               1998                                                  1998
                                                    --------------------------     PERCENT                --------------------------
                                           1999      REPORTED     ADJUSTED(a)     CHANGE(b)      1999      REPORTED     ADJUSTED(a)
                                         ---------  -----------  -------------  -------------  ---------  -----------  -------------
Total Revenues.........................  $   4,858   $   4,235     $   4,235            15%    $   9,667   $   8,350     $   8,350
Earnings (Loss) from Operations........  $     225   $    (679)    $     221             2%    $     446   $    (470)    $     430
Net Earnings (Loss) Applicable to
  Common Shareholders..................  $     135   $    (572)    $     132             2%    $     267   $    (448)    $     256
Net Earnings (Loss) Per Common Share,
  Assuming Dilution....................  $    0.76   $   (2.96)    $    0.66            15%    $    1.48   $   (2.33)    $    1.29
Medical Costs to Premium Revenues......      85.7%       91.0%         86.4%                       85.9%       88.4%         86.0%
Medical Costs to Premium Revenues,
  Excluding AARP.......................      84.1%       90.8%         84.7%                       84.3%       87.3%         84.2%
SG&A Expenses to Total Revenues........      17.1%       16.7%         16.7%                       17.0%       17.0%         17.0%

                                            PERCENT
                                           CHANGE(b)
                                         -------------
Total Revenues.........................          16%
Earnings (Loss) from Operations........           4%
Net Earnings (Loss) Applicable to
  Common Shareholders..................           4%
Net Earnings (Loss) Per Common Share,
  Assuming Dilution....................          15%
Medical Costs to Premium Revenues......
Medical Costs to Premium Revenues,
  Excluding AARP.......................
SG&A Expenses to Total Revenues........

------------------------------

(a) Excludes the effects of $725 million of operational realignment and other charges, and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

(b) Calculated as percentage change between 1999 results and 1998 results, as adjusted.

    The following table summarizes people served by product and funding arrangement as of June 30 (in thousands):

                                                                                        INCREASE
                                                                 1999(a)     1998      (DECREASE)
                                                                ---------  ---------  -------------
UnitedHealthcare
  Commercial
    Risk-Based:
      Health Plans............................................      5,295      4,730           12%
      Other Network-Based and Indemnity.......................        508        546           (7)%
                                                                ---------  ---------          ---
        Total Risk Based......................................      5,803      5,276           10%

    Fee-Based.................................................      1,811      1,611           12%
                                                                ---------  ---------          ---
        Total Commercial......................................      7,614      6,887           11%

  Medicare....................................................        445        419            6%
  Medicaid....................................................        531        511            4%
                                                                ---------  ---------          ---
        Total UnitedHealthcare................................      8,590      7,817           10%

Uniprise
    Risk-Based................................................        222        301          (26)%
    Fee-Based.................................................      5,671      5,076           12%
                                                                ---------  ---------          ---
        Total Uniprise........................................      5,893      5,377           10%
                                                                ---------  ---------          ---
Total people served, excluding Ovations.......................     14,483     13,194           10%
                                                                ---------  ---------          ---
                                                                ---------  ---------          ---

------------------------

(a) Includes the 338,000 commercial, 25,000 Medicare, and 121,000 Medicaid people served by HealthPartners of Arizona, acquired in October 1998, and the 27,000 commercial people served by Principal Health Care of Texas, which was acquired in August 1998.

RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

Revenues

    Our revenues are comprised of: 1) premium revenues associated with our risk-based products (those where we assume financial responsibility for health care costs); 2) management services and fees associated with administrative services and fees associated with administrative services only customers, managed health plans, and our Specialized Care Services and Ingenix businesses; and 3) investment and other income. The following is a discussion of consolidated revenue trends for each of our three components.

    PREMIUM REVENUES

    Premium revenues in the second quarter of 1999 totaled $4,372 million, an increase of $599 million, or 16%, over the second quarter of 1998. For the six months ended June 30, 1999, premium revenues of $8,690 million increased $1,235 million, or 17%, over the same period in 1998. These increases were primarily driven by UnitedHealthcare's 10% year-over-year increase in risk-based membership and average year-over-year premium yield increases on commercial groups exceeding 7%.

    MANAGEMENT SERVICES AND FEE REVENUES

    Management services and fee revenues during the three and six month periods ended June 30, 1999 totaled $433 million and $867 million, representing increases of $31 million and $94 million, respectively, over the same periods in 1998. The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base and modest price increases in fee business. Additionally, acquisitions and growth from our Ingenix business during 1998 contributed to the increase in management services and fees in the first six months of 1999.

    INVESTMENT AND OTHER INCOME

    Investment and other income during the three and six month periods ended June 30, 1999 totaled $53 and $110 million, representing decreases of $7 million and $12 million, respectively, from the same periods in 1998. These decreases are primarily attributable to a decrease in net capital gains from the sale of investments. Net capital gains were $1 million and $2 million, respectively, during the three and six-month periods ended June 30, 1999, compared with $6 million and $12 million during the same periods in 1998. Additionally, the purchase of approximately 22 million shares of our common stock for approximately $1.0 billion over the past twelve months decreased the level of cash and investments available for investment purposes.

Operating Costs

    MEDICAL COSTS

    The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The following table summarizes our consolidated medical care ratios for the three-month and six-month periods ended June 30:

                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------  -----------------------------------
                                        1999               1998              1999               1998
                                      ---------  ------------------------  ---------  ------------------------
                                                  REPORTED    ADJUSTED(a)              REPORTED    ADJUSTED(a)
                                                 -----------  -----------             -----------  -----------
Consolidated UnitedHealth Group.....      85.7%       91.0%        86.4%       85.9%       88.4%        86.0%
                                      ---------  -----------  -----------  ---------  -----------  -----------
                                      ---------  -----------  -----------  ---------  -----------  -----------
Consolidated, excluding AARP........      84.1%       90.8%        84.7%       84.3%       87.3%        84.2%
                                      ---------  -----------  -----------  ---------  -----------  -----------
                                      ---------  -----------  -----------  ---------  -----------  -----------

------------------------

(a) Excludes the effects of $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

    Our consolidated medical care ratio decreased from 86.4% in the second quarter of 1998 to 85.7% in the second quarter of 1999. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased from 84.7% to 84.1%. On a sequential basis, our medical care ratio, excluding AARP, decreased from 84.5% in the first quarter of 1999 to 84.1% in the second quarter of 1999. The decreases in our year-over-year medical care ratios are primarily attributable to commercial premium yield increases in excess of underlying medical cost trends.

    On an absolute dollar basis, the increase of $486 million, or 15%, in medical costs in the second quarter of 1999 over the comparable prior year period is largely commensurate with the 16% growth in premium revenues. During the first six months of 1999, we estimate our aggregate medical cost trend was 4.5% to 5.5% compared with the full-year 1998 medical cost trend of approximately 4%. We are now pricing renewal commercial business with 8% or higher premium yield increases, in line with our projected medical cost trends of 5% to 6% for 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) increased from 16.7% during the second quarter of 1998 to 17.1% during the second quarter of 1999. For the three and six month periods ended June 30, 1999, selling, general and administrative expenses increased $126 million and $227 million, or 18% and 16%, respectively over the comparable periods in 1998. These increases reflect the additional costs to support the corresponding 16% increase in revenues in 1999, as well incremental operating expenses related to core process improvement initiatives and platform system conversions.

BUSINESS SEGMENTS

    The following summarizes the operating results of our business segments for three-month and six-month periods ended June 30 (in millions):

REVENUES

                                                  THREE MONTHS ENDED JUNE 30,
                                                                                      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------  ---------------------------------
                                                                       PERCENT                            PERCENT
                                                 1999       1998       CHANGE       1999       1998       CHANGE
                                               ---------  ---------  -----------  ---------  ---------  -----------
Health Care Services.........................  $   4,377  $   3,800         15%   $   8,725  $   7,501         16%
Uniprise.....................................        471        397         19%         921        789         17%
Specialized Care Services....................        177        152         16%         341        299         14%
Ingenix......................................         54         45         20%         107         78         37%
Corporate and Eliminations...................       (221)      (159)        39%        (427)      (317)        35%
                                               ---------  ---------         ---   ---------  ---------         ---
  Consolidated Revenues......................  $   4,858  $   4,235         15%   $   9,667  $   8,350         16%
                                               ---------  ---------         ---   ---------  ---------         ---
                                               ---------  ---------         ---   ---------  ---------         ---

EARNINGS FROM OPERATIONS

                                              THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------  -------------------------------------
                                           1999                1998               1999                1998
                                         ---------  --------------------------  ---------  --------------------------
                                                     REPORTED     ADJUSTED(a)               REPORTED     ADJUSTED(a)
                                                    -----------  -------------             -----------  -------------
Health Care Services...................  $     140   $    (435)    $     114    $     280   $    (311)    $     238
Uniprise...............................         64         (94)           57          111         (62)           89
Specialized Care Services..............         30         (68)           27           57         (40)           55
Ingenix................................          2         (85)            1            4         (84)            2
Corporate and Eliminations.............        (11)          3            22           (6)         27            46
                                         ---------       -----         -----    ---------       -----         -----
  Consolidated Earnings (Loss) from
    Operations.........................  $     225   $    (679)    $     221    $     446   $    (470)    $     430
                                         ---------       -----         -----    ---------       -----         -----
                                         ---------       -----         -----    ---------       -----         -----

------------------------

(a) Excludes $725 million of operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

HEALTH CARE SERVICES

    The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted record revenues of $4,377 million, representing an increase of $577 million, or 15%, over the second quarter of 1998. For the six months ended June 30, 1998, Health Care Services revenues grew to $8,725 million, an increase of $1,244 million, or 16%, over the same period in 1998. UnitedHealthcare increased its risk-based commercial enrollment by 10% and realized average premium yield increases of over 7% on renewing commercial groups. Year-over-year growth of 6% in UnitedHealthcare's Medicare enrollment also contributed to the increase in revenues. Increases in Medicare enrollment affect the year-over-year comparability of revenues. The Medicare product generally has per member premium rates three to four times higher than average commercial premium rates because Medicare members typically use proportionately more medical care services.

    Despite the year-over-year growth in Medicare enrollment at June 30, 1999, we are projecting Medicare enrollment to remain relatively flat during the remainder of 1999. Effective January 1, 1999, we withdrew Medicare+Choice product offerings from 86 counties, affecting approximately 60,000, or 12% of our Medicare members as of December 31, 1998. On July 1, 1999, we announced plans for withdrawal from the Medicare+Choice product program in another 49 counties affecting 40,000 existing members, as well as the filing of significant benefit adjustments, effective January 1, 2000. Annual revenues for 1999 from the Medicare markets we are exiting are expected to be approximately $230 million. These actions are expected to further reduce the Company's enrollment, but better position this program in the long-term in terms of profitability relative to its cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, we will alter benefit designs and claim management activities. These actions may result in further withdrawals of Medicare product offerings or reductions in membership.

    The Health Care Services segment contributed earnings from operations of $140 million and $280 million during the three and six month periods ended June 30, 1999, representing increases of $26 million, or 23%, and $42 million, or 18%, over the comparable 1998 periods (excluding 1998 special operating charges). The increases in earnings are primarily attributable to enrollment growth, commercial premium yield increases, and expense management initiatives.

    UnitedHealthcare's commercial medical care ratio has improved on a year-over-year basis, driven by premium yield increases in excess of underlying medical cost trends. The following table summarizes UnitedHealthcare's medical care ratios by product line for the three and six month periods ended June 30:

                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------  -----------------------------------
                                        1999              1998             1999               1998
                                      ---------  ----------------------  ---------  ------------------------
                                                 REPORTED   ADJUSTED(a)              REPORTED    ADJUSTED(a)
                                                 ---------  -----------             -----------  -----------
UnitedHealthcare:
  Commercial........................      84.5%      88.1%       85.3%       84.6%       86.2%        84.8%
  Medicare..........................      89.5%     109.2%       88.2%       89.2%       98.5%        87.6%
  Medicaid..........................      86.0%      84.0%       84.0%       86.1%       81.8%        81.8%
                                      ---------  ---------  -----------  ---------  -----------  -----------
    Total UnitedHealthcare..........      85.6%      92.2%       85.8%       85.6%       88.4%        85.2%
                                      ---------  ---------  -----------  ---------  -----------  -----------
                                      ---------  ---------  -----------  ---------  -----------  -----------

------------------------

(a) Excludes the effects of $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

    UNIPRISE

    Uniprise's revenues increased by $74 million, or 19%, over the second quarter of 1998 driven primarily by growth in its multi-site customer base and modest price increases on fee-based business. For the six months ended June 30, 1998, Uniprise's revenues grew to $921 million, an increase of $132 million, or 17%, over the same period in 1998. Uniprise's earnings from operations grew by $22 million, or 25%, over the first half of 1998 as a result of the increased revenues and reduced operating costs as a percentage of revenues, driven by ongoing process improvement initiatives.

    SPECIALIZED CARE SERVICES

    Specialized Care Services revenues increased by $25 million, or 16%, over the second quarter of 1998. This increase was primarily driven by an increase in the number of individuals served by United Behavioral Health, our mental health and substance abuse business. For the six months ended June 30, 1998, Specialized Care Services revenues grew to $341 million, an increase of $42 million, or 14%, over the same period in 1998. Earnings from operations of $30 million increased by 11% compared with the second quarter of 1998. Earnings from operations in 1999 have not increased commensurate with revenue growth as a result of development costs associated with new product initiatives.

    INGENIX

    Revenues increased by $9 million over the comparable prior year period as a result of acquisitions during the second half of 1998. For the six months ended June 30, 1998, Ingenix's revenues grew to $107 million, an increase of $29 million, or 37%, over the same period in 1998. Earnings from operations were relatively flat with the prior year primarily as a result of increased goodwill amortization expense associated with Ingenix's acquisitions. Ingenix's earnings in the second half of 1999 will improve as product integration efforts continue and its publishing business moves into its seasonably strong fourth quarter.

    CORPORATE AND ELIMINATIONS

    Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives. The decrease in Corporate earnings is attributable to a decline in the level of unassigned cash and investments, and associated investment income, primarily resulting from common stock repurchases, and incremental 1999 core process improvement costs.

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

    The asset impairments consisted principally of purchased in-process research and development associated with our acquisition of Medicode, Inc. and goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to curtail our operations or change our operating presence, and other realignment initiatives.

    During the second quarter of 1999, we revised our estimates for severance and outplacement costs, non-cancelable lease obligations, and losses on businesses held for disposal. The total of our operational realignment and other charges did not change.

    After eliminating approximately 2,800 positions, we now estimate total severance and outplacement costs will be approximately $100 million. The decrease of $22 million from our original estimate is primarily attributable to lower than anticipated costs per employee and a substantially higher rate of position reductions accomplished through attrition among affected employee groups. We currently estimate that final execution of the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations.

    In June 1999, we completed the sale of our medical provider clinics. As a result of differences between our original estimate and the final terms of the sale agreement, we increased our accrual by $9 million to reflect the actual losses incurred on the disposition of this business. During the second quarter of 1999, we also completed the disposition of our behavioral health provider clinics. The balances accrued in our operational realignment charge were sufficient to cover actual costs associated with this disposition.

    Another business we intend to dispose of is our managed workers' compensation business. We have completed negotiations with a prospective buyer and expect to close on the sale of this business in

August 1999. The balances accrued in our operational realignment charge will be sufficient to cover actual losses on the disposition of this business.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. With regard to these markets, we have revised our plan of disposition in response to current market conditions. In one market, we currently expect to sell or commence formal liquidation of this business prior to December 31, 1999. In the other non-strategic health plan market, we have revised our original plan of reconfiguration to a complete market exit. As a result, we have increased our estimate of noncancelable lease obligations by $13 million to include the incremental costs to be incurred in the exit of this market.

    We have completed the reconfiguration of our small group insurance business and a third non-strategic health plan market. Our original operational realignment charge covered asset impairments and other costs incurred in the reconfiguration of these businesses.

    The following is a roll-forward of accrued operational realignment and other charges through June 30, 1999 (in millions):

                                                                        SEVERANCE AND                       DISPOSITION OF
                                                            ASSET       OUTPLACEMENT      NONCANCELABLE     BUSINESSES AND
                                                         IMPAIRMENTS        COSTS       LEASE OBLIGATIONS     OTHER COSTS
                                                        -------------  ---------------  -----------------  -----------------
Balance at December 31, 1997..........................    $      --       $      --         $      --          $      --
Provision for Operational Realignment and Other
  Charges.............................................          430             142                82                 71
Additional Charges/(Credits)..........................           21             (20)               (9)                 8
Cash Payments.........................................           --             (19)               (6)               (13)
Non-cash Charges......................................         (451)             --                --                 --
                                                              -----           -----               ---                ---
Balance at December 31, 1998..........................           --             103                67                 66
Cash Payments.........................................           --              (9)               (2)               (14)
                                                              -----           -----               ---                ---
Balance at March 31, 1999.............................           --              94                65                 52
Additional Charges/(Credits)..........................           --             (22)               13                  9
Cash Payments.........................................           --             (15)               (6)               (22)
                                                              -----           -----               ---                ---
Balance at June 30, 1999..............................    $      --       $      57         $      72          $      39
                                                              -----           -----               ---                ---
                                                              -----           -----               ---                ---


                                                          TOTAL
                                                        ---------
Balance at December 31, 1997..........................  $      --
Provision for Operational Realignment and Other
  Charges.............................................        725
Additional Charges/(Credits)..........................         --
Cash Payments.........................................        (38)
Non-cash Charges......................................       (451)
                                                        ---------
Balance at December 31, 1998..........................        236
Cash Payments.........................................        (25)
                                                        ---------
Balance at March 31, 1999.............................        211
Additional Charges/(Credits)..........................         --
Cash Payments.........................................        (43)
                                                        ---------
Balance at June 30, 1999..............................  $     168
                                                        ---------
                                                        ---------

    Our accompanying financial statements include the operating results of businesses and markets to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $25 million as of June 30, 1999. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of or to be disposed, and markets we plan to exit, for the three and six month periods ended June 30 as follows (in millions):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Revenues.............................   $     199    $     242    $     432    $     475
Operating income (loss) before income
  taxes..............................   $      (9)   $      (7)   $     (24)   $     (23)

    The table above does not include operating results from the counties where we will be withdrawing our Medicare product offerings, effective January 1, 2000. Annual revenues for 1999 from the Medicare markets we are exiting are expected to be approximately $230 million.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 1999, we incurred expenses of approximately $19 million and $34 million, respectively, related to these activities.

    The original operational realignment plan provided for substantial completion in 1999. We continue to implement our original realignment plan, however, certain divestitures and market realignment activities are requiring additional time to complete, and accordingly, will extend into the third and fourth quarters of 1999. Other initiatives, including the consolidation of certain claims and administrative processing operations, are requiring additional time to fully implement and will continue into the year 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on businesses held for disposal.

FINANCIAL CONDITION AND LIQUIDITY AT JUNE 30, 1999

    During the first six months of 1999, we generated cash from operations of $388 million. We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.6 billion at June 30, 1999. Total cash and investments increased by $184 million since December 31, 1998.

    As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. After taking into account these regulations, approximately $175 million of our $4.6 billion of cash and investments at June 30, 1999, was available for general corporate use, including working capital needs.

    At June 30, 1999, outstanding debt consists of $400 million of unsecured notes due December 1999 and $250 million of unsecured notes due December 2003.

    In August 1999, we increased our commercial paper program and our supporting credit arrangement with a group of banks to an aggregate of $900 million. The supporting credit arrangement is comprised of a $300 million revolving credit facility, expiring in 2003, and a $600 million 364-day facility, expiring in August 2000. In July 1999, we also developed the financing flexibility to issue approximately $150 million of extendible commercial notes (ECN's). At June 30, 1999, we had no borrowings outstanding under our commercial paper program, supporting credit facilities, or ECN's.

    In April 1999, the Securities and Exchange Commission declared effective the shelf registration statement we had filed in October 1998. The shelf registration covers $1.05 billion of debt securities, preferred stock, common stock, depository shares, warrants and trust preferred securities. Including an earlier shelf registration with $200 million of registered but unissued securities, the aggregate initial public offering price of all securities covered by the shelf registrations is $1.25 billion. The Company may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

    The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. At June 30, 1999, we were well within the requirements of all debt covenants.

    Our senior debt is rated "A" by Standard & Poors and Duff & Phelps, and "A3" by Moody's. Our commercial paper and ECN's are rated "A-1" by Standard & Poors, "D-1" by Duff & Phelps, and "P-2" by Moody's.

    In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment plan. We believe our remaining after-tax cash outlay associated with these charges will be approximately $85 to $100 million over the next 12 months.

    During the first quarter of 1999, we announced the completion of our first share repurchase program aggregating 18.7 million shares at a total cost of $807 million. We also announced a program to repurchase up to approximately 9 million shares, or 5% of then outstanding shares, through November 1999.

    During the six months ended June 30, 1999, we repurchased an aggregate 12.4 million shares for $603 million, bringing total purchases since inception of the programs to 23.5 million shares, for $1,049 million. Under our current authorization, we may repurchase an additional 4.2 million shares.

    We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments, $3.1 billion as of June 30, 1999, are classified as available for sale. These investments are periodically sold prior to their maturity to fund working capital or for other purposes.

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

    Certain Medicare and Medicaid programs changes could limit available reimbursement in those programs, with adverse affects on our financial results. Also, it could be more difficult for us to control medical costs if federal and state bodies continue to consider and enact significant and onerous managed care and privacy laws and regulations. Among the legislative proposals are proposals that could expand health plan liability, increase medical expenses, increase administrative costs or limit network management options.

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

    We also are subject to governmental investigations and enforcement actions. Included are actions relating to ERISA, which regulates insured and self-funded health coverage plans offered by employers; the FEHBP; federal and state fraud and abuse and related laws; and laws relating to care management and health care delivery. Government actions could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. We currently are involved in various government investigations and audits, but we do not believe the results will have a material adverse effect on our financial position or results of operations.

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

    Starting in 1995, our formal Year 2000 Project Office began implementing a remediation plan to ensure that critical information systems applications, end-user developed application tools, and critical business interfaces remain intact, and can function properly through the century change. We are on schedule to complete, test, and certify our Year 2000 remediation efforts by September 30, 1999. A more detailed description and current status of our mission critical Year 2000 activities follows.

    TECHNICAL INFRASTRUCTURE

    MAINFRAME TECHNOLOGY. In conjunction with our two vendors that provide support for our data center operations, we have completed, tested and certified 100% of our remediation efforts for the hardware, and operating systems on our two primary mainframe computer systems. We are also at compliant version levels for all of our supporting software at both data centers. In addition, we have made modifications to some of our smaller mainframe systems to make them compliant. We have also installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

    DESKTOP HARDWARE & SOFTWARE. We have inventoried all of our desktop hardware and software over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified and will be modified or replaced with compliant systems by September 30, 1999. As of June 30, 1999, we are 83% compliant with our desktop hardware and software systems.

    TELECOMMUNICATIONS. We have inventoried our entire system of over 28,000 telecommunication devices, including traffic routers and phone switches. We are using two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. Our data network is 100% compliant and our voice network is 94% compliant as of June 30, 1999. We expect all our telecommunication networks and devices will be Year 2000 compliant by September 30, 1999.

    BUSINESS APPLICATIONS

    SOFTWARE APPLICATIONS. We use approximately 500 different software applications that include over 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and systems that will be modified for Year 2000 compliance. We have determined that 33% of our software applications will not be used after December 31, 1999 due to conversions, consolidations and software replacements. Of the remaining applications, over 98% have been made Year 2000 compliant, tested and certified or are scheduled to be certified for compliance. The balance of the applications are yet to be tested. All mission critical Year 2000 software modifications were completed by March 31, 1999, with further testing and certification during the remainder of 1999.

    END-USER DEVELOPED APPLICATIONS. End-user developed applications are analysis tools that have been internally developed by individual employees or operating segments primarily running on personal computers or client servers. The Year 2000 Project Office has continuously communicated with all employees explaining the risks of non-compliant applications and provided tools and techniques to make them compliant. We have identified and are tracking and assessing Year 2000 compliance issues with respect to all potentially critical end-user applications. Over 50% of employee workstations have been assessed or remediated. We are on schedule to meet a September 30, 1999 completion date.

    OTHER YEAR 2000 MATTERS

    NON-INFORMATION TECHNOLOGY SYSTEMS. We have approximately 300 owned or leased facilities throughout the world. Over 50% of our mission critical facilities are compliant. We have contacted all of our facility managers regarding Year 2000 compliance issues. In addition, we have contracted with a real estate management company to assist in our Year 2000 compliance efforts. All mission critical facilities are scheduled to be Year 2000 compliant, or compliant with a work-around process by September 1, 1999.

    DEPENDENCE ON THIRD PARTIES. We have a contractual relationship with approximately 300,000 different medical providers and over 92,000 vendors. Over 2,000 vendors have been identified as critical business partners and suppliers. We are currently in communication with these critical business partners to analyze their Year 2000 compliance efforts. We have completed our analysis of corporate critical vendor readiness and continue to identify alternative vendors, where necessary. Individual business units continue to analyze additional vendors for compliance and Year 2000 readiness. We will continue to distribute Year 2000 educational materials to our medical providers with whom we conduct business. As appropriate, we will be testing and verifying the electronic collection of data with selected providers through our EDI (electronic data interface) clearinghouse vendors.

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

    Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of June 30, 1999, our historical and projected costs to complete our Year 2000 remediation plan are as follows (amounts in millions):

YEAR                                           RESOURCES   AMORTIZATION    RESOURCES   AMORTIZATION      TOTAL
--------------------------------------------  -----------  -------------  -----------  -------------     -----
                                                COST INCURRED TO DATE          PROJECTED COSTS
                                              --------------------------  --------------------------
1996........................................   $       1     $      --     $      --     $      --     $       1
1997........................................          12            --            --            --            12
1998........................................          18            --            --            --            18
1999........................................           9             3             5             4            21
2000........................................          --            --             3             9            12
2001........................................          --            --            --             9             9
2002........................................          --            --            --             2             2
                                                     ---           ---           ---           ---           ---
                                               $      40     $       3     $       8     $      24     $      75
                                                     ---           ---           ---           ---           ---
                                                     ---           ---           ---           ---           ---

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

    CONTINGENCY PLANS. Each mission critical area of our Year 2000 compliance effort has developed contingency plans to mitigate the risk of failure, and to provide for a speedy recovery from possible failures associated with the century change. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems arise. Contingency plans are being reviewed for consistency and completeness. These plans are being incorporated into the year end plans and will be retained for reference in the Year 2000 Event Center.

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

    As of June 30, 1999, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.3 billion, compared with their aggregate minimum statutory capital and surplus requirements of approximately $470 million.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but few states had adopted the rules as of June 30, 1999. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. However, we believe we can redeploy capital among our regulated entities to minimize the need for incremental capital investment of general corporate financial resources into regulated subsidiaries. As such, we do not anticipate a significant impact on our aggregate capital or investments in regulated subsidiaries.

CONCENTRATIONS OF CREDIT RISK

    Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed by professional investment managers within an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of June 30, 1999, there were no significant concentrations of credit risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Since the date of the Company's Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December, 31, 1998, a change has occurred in the company's exposure to market risk associated with the Company's investments in equity securities.

    We own approximately nine million shares of Healtheon Corporation (Healtheon) common stock. With Healtheon's recent public stock offering in February 1999 and subsequent increases to the fair value of Healtheon's stock, we have recorded a $682 million unrealized gain, or $430 million, net of income tax effects, in shareholders' equity as of June 30, 1999. Assuming an immediate decrease of 50% in Healtheon's stock price, the hypothetical reduction in shareholders' equity related to these holdings is estimated to be $215 million (net of income tax effects), or 5.2% of total shareholders' equity at June 30, 1999. We do not believe that our risks of loss in future earnings or a decline in fair values attributable to our investment portfolio are material to our consolidated financial position or results of operations.

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

ITEM 6.  EXHIBITS

    (a) The following exhibits are filed in response to Item 601 of Regulation S-K.

  EXHIBIT
   NUMBER                             DESCRIPTION
------------  ------------------------------------------------------------
Exhibit 15    --Letter Re Unaudited Interim Financial Information
Exhibit 99    --Cautionary Statements

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         UNITED HEALTHCARE CORPORATION

  /s/ STEPHEN J. HEMSLEY
---------------------------   Chief Operating Officer     Dated: August 13, 1999
    Stephen J. Hemsley

   /s/ ARNOLD H. KAPLAN
---------------------------   Chief Financial Officer     Dated: August 13, 1999
     Arnold H. Kaplan

 /s/ PATRICK J. ERLANDSON
---------------------------   Chief Accounting Officer    Dated: August 13, 1999
   Patrick J. Erlandson

                         UNITED HEALTHCARE CORPORATION
                                    EXHIBITS

  EXHIBIT
   NUMBER                             DESCRIPTION
------------  ------------------------------------------------------------
Exhibit 15    --Letter Re Unaudited Interim Financial Information
Exhibit 99    --Cautionary Statements