Form 10-Q
period 1999-09-30
UNITED HEALTHCARE CORP
filed 1999-11-15
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-10864

UNITED HEALTHCARE CORPORATION

State of Incorporation: Minnesota

I.R.S. Employer Identification No: 41-1321939

Principal Executive Offices:

300 Opus Center
9900 Bren Road East
Minnetonka MN, 55343

Telephone Number: (612) 936-1300

    Indicate by check mark (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 1999, was 169,752,621.

UNITEDHEALTH GROUP
INDEX

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 1999	December 31, 1998
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$973	$1,644
Short-Term Investments	201	170
Accounts Receivable, net	967	965
Assets Under Management	1,274	1,155
Other Current Assets	208	320

Total Current Assets	3,623	4,254
Long-Term Investments	3,050	2,610
Property and Equipment, net	295	294
Goodwill and Other Intangible Assets, net	2,817	2,517

TOTAL ASSETS	$9,785	$9,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$2,969	$2,780
Other Policy Liabilities	797	714
Accounts Payable and Accrued Liabilities	946	713
Short-Term Debt	400	459
Accrued Operational Realignment and Other Charges	151	236
Unearned Premiums	206	414

Total Current Liabilities	5,469	5,316
Long-Term Debt	250	249
Deferred Income Taxes and Other Liabilities	96	72

Shareholders' Equity
Common Stock, $.01 par value; 500,000,000 shares authorized; 171,296,000 and 183,930,000 issued and outstanding	2	2
Additional Paid-in Capital	483	1,107
Retained Earnings	3,290	2,885
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	195	44

Total Shareholders' Equity	3,970	4,038

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,785	$9,675

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
REVENUES
Premiums	$4,405	$3,898	$13,095	$11,353
Management Services and Fees	444	399	1,311	1,172
Investment and Other Income	54	63	164	185

Total Revenues	4,903	4,360	14,570	12,710

OPERATING EXPENSES
Medical Costs	3,769	3,354	11,235	9,941
Selling, General and Administrative Expenses	834	749	2,479	2,167
Depreciation and Amortization	61	43	171	133
Operational Realignment and Other Charges	—	—	—	725

Total Operating Expenses	4,664	4,146	13,885	12,966

EARNINGS (LOSS) FROM OPERATIONS	239	214	685	(256)
Interest Expense	(10)	—	(32)	—

EARNINGS (LOSS) BEFORE INCOME TAXES	229	214	653	(256)
Provision for Income Taxes	(85)	(79)	(242)	(42)

NET EARNINGS (LOSS)	144	135	411	(298)
CONVERTIBLE PREFERRED STOCK DIVIDENDS	—	(7)	—	(22)

NET EARNINGS (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$144	$128	$411	$(320)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE	$0.83	$0.67	$2.34	$(1.67)

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE	$0.81	$0.66	$2.29	$(1.67)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	174	192	176	192
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	4	2	3	—

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	178	194	179	192

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	1999	1998
OPERATING ACTIVITIES
Net Earnings (Loss)	$411	$(298)
Noncash Items:
Depreciation and Amortization	171	133
Deferred Income Taxes	66	(210)
Asset Impairments	—	451
Net Change in Other Operating Items:
Accounts Receivable and Other Current Assets	26	(94)
Medical Costs Payable	158	181
Accounts Payable and Accrued Liabilities	167	148
Accrued Operational Realignment and Other Charges	(85)	265
Unearned Premiums	(219)	(143)

Cash Flows From Operating Activities	695	433

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(327)	(125)
Proceeds from Disposal of Businesses	51	—
Purchases of Property and Equipment and Capitalized Software, net	(151)	(112)
Purchases of Investments	(1,612)	(2,353)
Maturities/Sales of Investments	1,384	2,660

Cash Flows (Used for) From Investing Activities	(655)	70

FINANCING ACTIVITIES
Proceeds from Stock Option Exercises	91	83
Common Stock Repurchases	(737)	(284)
Payments of Short-term Borrowings	(60)	—
Dividends Paid	(5)	(27)

Cash Flows Used for Financing Activities	(711)	(228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(671)	275
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,644	750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$973	$1,025

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

    The asset impairments consisted principally of purchased in-process research and development associated with our acquisition of Medicode, Inc. and goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to curtail our operations or change our operating presence, and other realignment initiatives. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through September 30, 1999, we have eliminated approximately 3,300 positions pursuant to the Plan. The remaining positions will be eliminated by December 31, 2000.

    In August 1999, we completed the sale of our managed workers' compensation business. During the second half of 1998 and the first half of 1999, we also completed the sale of our medical provider clinics and the reconfiguration of our small group insurance business and a non-strategic health plan market. The balances accrued in our operational realignment and other charges were sufficient to cover actual costs associated with the disposition and reconfiguration of these businesses.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. In Puerto Rico, we expect to complete the sale of this business prior to April 30, 2000. In the Pacific Coast markets, we will be exiting our operations related to small and mid-sized customer groups. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $20 million as of September 30, 1999. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of or to be disposed, and markets we plan to exit, for the three and nine month periods ended September 30 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenues	$137	$246	$569	$722
Operating loss before income taxes	$(9)	$(1)	$(33)	$(25)

    The table above does not include operating results from the counties where we withdrew our Medicare product offerings, effective January 1, 1999, and where we will be withdrawing our Medicare product offerings, effective January 1, 2000. Annual revenues for 1998 for Medicare counties we exited in January 1999 were approximately $225 million. Annual revenues for 1999 from the Medicare counties we are exiting in January 2000 are expected to be approximately $230 million.

    The following is a roll-forward of accrued operational realignment and other charges through September 30, 1999 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Cash Payments	—	(9)	(2)	(14)	(25)

Balance at March 31, 1999	—	94	65	52	211
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(15)	(6)	(22)	(43)

Balance at June 30, 1999	—	57	72	39	168
Cash Payments	—	(10)	(3)	(4)	(17)

Balance at September 30, 1999	$—	$47	$69	$35	$151

    In regard to the purchased research and development, as of the date of our December 1997 acquisition, Medicode had invested approximately $8.5 million in in-process research and development projects. An additional $5.0 million was expended through September 30, 1999, at which time all projects that were in in-process as of the acquisition date were complete.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 1999, we incurred expenses of approximately $12 million and $46 million, respectively, related to these activities.

    The original operational realignment plan provided for substantial completion in 1999. We continue to implement our original realignment plan, however, some initiatives including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment activities, are requiring additional time to complete and, accordingly, will extend into the year 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on businesses held for disposal.

4. Cash and Investments

    As of September 30, 1999, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$973	$—	$—	$973
Debt Securities—Investments Available for Sale	2,759	10	(39)	2,730
Equity Securities—Investments Available for Sale	106	340	—	446
Debt Securities—Held to Maturity	75	—	—	75

Total Cash and Investments	$3,913	$350	$(39)	$4,224

    Gross realized gains of $1 million and $7 million, and gross realized losses of $3 million and $0 were recognized for the three month periods ended September 30, 1999 and 1998, respectively, and are included in investment and other income in the accompanying Condensed Consolidated Statements of Operations. Gross realized gains of $8 million and $22 million, and gross realized losses of $8 million and $3 million were recognized for the nine month periods ended September 30, 1999 and 1998, respectively.

    At September 30, 1999, our equity securities include a $318 million gross unrealized gain related to our investment in approximately 9 million shares of Healtheon Corporation common stock.

5. Debt

    Debt consists of the following:

	September 30, 1999		December 31, 1998
	Par Value	Carrying Value	Par Value	Carrying Value
5.65% Senior Unsecured Note due December 1999	$400	$400	$400	$400
6.60% Senior Unsecured Note due December 2003	250	249	250	249
Commercial Paper	—	—	60	59

	650	649	710	708
Less: Current Portion	(400)	(400)	(460)	(459)

Total Long-Term Debt	$250	$249	$250	$249

    The repayment of the $400 million unsecured note due in October 1999 will be financed with the two-year floating rate note and commercial paper issued in October and November, as described below.

    The carrying value of the Company's outstanding debt approximates its fair value at September 30, 1999.

    In August 1999, we increased our commercial paper program and our supporting credit arrangement with a group of banks to an aggregate of $900 million. The supporting credit arrangement is comprised of a $300 million revolving credit facility, expiring in 2003, and a $600 million 364-day facility, expiring in August 2000. We also have the capacity to issue approximately $150 million of extendible commercial notes (ECN's). At September 30, 1999, we had no borrowings outstanding under our commercial paper program, supporting credit facilities, or ECN's.

    During October and November 1999, we issued commercial paper and, as of November 11, 1999, we had $612 million outstanding, with interest rates ranging from 5.5% to 6.3%.

    In November 1999, we also issued a $150 million two-year floating rate note. The interest rate for the initial three month period is 6.65%.

    The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

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

    Our underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The RSF is included in other policy liabilities in the accompanying Condensed Consolidated Balance Sheets. The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent we incur underwriting losses that exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be covered by underwriting gains in future periods of the contract. The RSF balance was $509 million as of December 31, 1998, and is $618 million as of September 30, 1999. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

    We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

Description	Balance as of September 30, 1999	Balance as of December 31, 1998
Assets Under Management	$1,274	$1,155
Receivables	$287	$287
Medical Costs Payable	$856	$830
Other Policy Liabilities	$618	$509
Accounts Payable and Accrued Liabilities	$87	$103

    The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

7. Stock Repurchase Program

    During the third quarter of 1999, we repurchased an additional 3.3 million shares of common stock for $188 million, bringing our total shares repurchased since inception of our stock repurchase activities through September 30, 1999 to 26.8 million shares for approximately $1.2 billion. During the nine months ended September 30, 1999, we repurchased 15.4 million shares for an aggregate $774 million. On October 27, 1999, we announced a new Stock Repurchase Program under which up to 10% of the Company's outstanding common stock may be repurchased, approximately 17.1 million shares.

8. Comprehensive Income

    The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine-month periods ended September 30 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net Earnings (Loss)	$144	$135	$411	$(298)
Change in Net Unrealized Holding Gains (Losses) on Investments Available for Sale, net of income tax effects	(224)	25	151	27

Comprehensive Income (Loss)	$(80)	$160	$562	$(271)

9. Segment Financial Information

    Our reportable operating segments are organized and defined by a combination of economic characteristics, including the types of products and services offered and customers served by each segment. The following is a description of the types of products and services from which each of our business segments derives its revenues:

  •
  Health Care Services consists of UnitedHealthcare and Ovations and provides the majority of our risk-based managed care product offerings. UnitedHealthcare operates locally based organized health systems to serve employers, their employees and dependents, as well as individuals, including those enrolled in Medicare and Medicaid programs. Ovations includes underwriting and services in support of AARP Health Care Options, the group insurance program of the American Association of Retired Persons, and EverCare®, which delivers medical care to elderly residents of nursing homes.

  •
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

  •
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

  •
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

    The following tables present segment financial information for the three and nine-month periods ended September 30, 1999 and 1998 (in millions):

Three months ended September 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate & Eliminations	Consolidated
Revenues—External Customers	$4,361	$352	$87	$49	$—	$4,849
Revenues—Intersegment	—	110	104	15	(229)	—
Investment and Other Income	41	4	—	—	9	54

Total Revenues	$4,402	$466	$191	$64	$(220)	$4,903

Earnings from Operations	$140	$57	$32	$10	$—	$239

Three months ended September 30, 1998	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate & Eliminations	Consolidated
Revenues—External Customers	$3,868	$320	$75	$34	$—	$4,297
Revenues—Intersegment	—	88	82	5	(175)	—
Investment and Other Income	39	7	1	1	15	63

Total Revenues	$3,907	$415	$158	$40	$(160)	$4,360

Earnings from Operations	$133	$33	$24	$9	$15	$214

Nine months ended September 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate & Eliminations	Consolidated
Revenues—External Customers	$13,005	$1,039	$237	$125	$—	$14,406
Revenues—Intersegment	—	331	292	45	(668)	—
Investment and Other Income	122	17	3	1	21	164

Total Revenues	$13,127	$1,387	$532	$171	$(647)	$14,570

Earnings from Operations	$420	$167	$91	$14	$(7)	$685

Nine months ended September 30, 1998	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate & Eliminations	Consolidated
Revenues—External Customers	$11,305	$931	$209	$80	$—	$12,525
Revenues—Intersegment	—	255	246	37	(538)	—
Investment and Other Income	103	18	2	1	61	185

Total Revenues	$11,408	$1,204	$457	$118	$(477)	$12,710

Earnings (Loss) from Operations	$(178)	$(29)	$(16)	$(75)	$42	$(256)

    Excluding the $725 million operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates, earnings from operations for the nine months ended September 30, 1998 would have been as follows:

Nine months ended September 30, 1998
Health Care Services	$371
Uniprise	122
Specialized Care Services	79
Ingenix	11
Corporate and Eliminations	61

Consolidated Earnings from Operations	$644

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors
of UnitedHealth Group:

    We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group, its corporate entity, United HealthCare Corporation (a Minnesota corporation), and Subsidiaries as of September 30, 1999 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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
November 3, 1999

UNITEDHEALTH GROUP
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

Third Quarter 1999 Financial Performance Highlights

    Summary highlights of our third quarter 1999 results include:

  •
  Earnings per share were $0.81, an increase of 23% from $0.66 per share reported in the third quarter of 1998 and up $0.05 per share, or 7%, sequentially over the second quarter of 1999.

  •
  Consolidated revenues increased 12% over the third quarter of 1998 to $4.9 billion, reflecting strong and balanced growth across all business segments.

  •
  Operating earnings increased to $239 million, up $25 million, or 12% year-over-year and $14 million or 6% sequentially. Operating earnings, excluding investment income, increased to $185 million, up $34 million, or 23% year-over-year and $13 million, or 8% sequentially. Overall operating margin increased 30 basis points sequentially from 4.6% in the second quarter of 1999 to 4.9% in the third quarter.

  •
  Cash flows from operations were $695 million for the nine-month period ended September 30, 1999, an increase of $262 million, or 61%, over 1998 levels.

  •
  Net earnings applicable to common shareholders increased to $144 million during the third quarter of 1999, an increase of 13% over the same period in 1998.

  •
  We repurchased an additional 3.3 million shares of our common stock during the third quarter, bringing our total shares repurchased since inception of our stock repurchase activities in November 1997 to 26.8 million shares through September 30, 1999.

Summary Operating Information

	Three months ended September 30, 1999			Nine months ended September 30, 1999
					1998
			Percent Change				Percent Change(b)
	1999	1998		1999	Reported	Adjusted(a)
Total Revenues	$4,903	$4,360	12%	$14,570	$12,710	$12,710	15%
Earnings (Loss) from Operations	$239	$214	12%	$685	$(256)	$644	6%
Net Earnings (Loss) Applicable to Common Shareholders	$144	$128	13%	$411	$(320)	$384	7%
Net Earnings (Loss) Per Common Share, Assuming Dilution	$0.81	$0.66	23%	$2.29	$(1.67)	$1.96	17%
Medical Costs to Premium Revenues	85.6%	86.0%		85.8%	87.6%	86.0%
Medical Costs to Premium Revenues, Excluding AARP	84.1%	84.3%		84.3%	86.3%	84.3%
SG&A Expenses to Total Revenues	17.0%	17.2%		17.0%	17.0%	17.0%

(a)
Excludes the effects of $725 million of operational realignment and other charges, and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.
(b)
Calculated as percentage change between 1999 results and 1998 results, as adjusted.

    The following table summarizes people served by product and funding arrangement as of September 30 (in thousands):

	1999(a)	1998	Increase (Decrease)
UnitedHealthcare
Commercial
Risk-Based:
Health Plans	5,202	4,843	7%
Other Network-Based and Indemnity	489	542	(10)%

Total Risk Based	5,691	5,385	6%
Fee-Based	1,846	1,637	13%

Total Commercial	7,537	7,022	7%
Medicare	444	442	—%
Medicaid	608	509	19%

Total UnitedHealthcare	8,589	7,973	8%

Uniprise:
Risk-Based	214	256	(16)%
Fee-Based	5,719	5,130	11%

Total Uniprise	5,933	5,386	10%

Total people served, excluding Ovations	14,522	13,359	9%

(a)
Includes the 338,000 commercial, 25,000 Medicare, and 121,000 Medicaid people served by HealthPartners of Arizona, acquired in October 1998.

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

  Premium Revenues

    Premium revenues in the third quarter of 1999 totaled $4,405 million, an increase of $507 million, or 13%, over the third quarter of 1998. For the nine months ended September 30, 1999, premium revenues of $13,095 million increased $1,742 million, or 15%, over the same period in 1998. These increases were primarily driven by UnitedHealthcare's 7% year-over-year increase in commercial risk-based membership and average year-over-year premium yield increases on commercial groups exceeding 8%.

  Management Services and Fee Revenues

    Management services and fee revenues during the three and nine month periods ended September 30, 1999 totaled $444 million and $1,311 million, representing increases of $45 million and $139 million, respectively, over the same periods in 1998. The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base and modest price increases in fee business. Additionally, acquisitions and growth from our Ingenix business contributed to the increase in management services and fees.

  Investment and Other Income

    Investment and other income during the three and nine month periods ended September 30, 1999 totaled $54 and $164 million, representing decreases of $9 million and $21 million, respectively, from the same periods in 1998. These decreases are primarily attributable to a decrease in net capital gains from the sale of investments and decreases in cash and investments, and associated investment income, resulting from our stock repurchase activities. Net capital gains (losses) were $(2) million and $0, respectively, during the three and nine-month periods ended September 30, 1999, compared with $7 million and $19 million during the same periods in 1998.

Operating Costs

  Medical Costs

    The combination of our pricing strategy and medical management efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The following table summarizes our consolidated medical care ratios for the three and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
				1998
	1999	1998	1999	Reported	Adjusted(a)
Consolidated UnitedHealth Group	85.6%	86.0%	85.8%	87.6%	86.0%

Consolidated, excluding AARP	84.1%	84.3%	84.3%	86.3%	84.3%

(a)
Excludes the effects of $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

    Our consolidated medical care ratio decreased from 86.0% in the third quarter of 1998 to 85.6% in the third quarter of 1999. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased twenty basis points to 84.1%. On a sequential basis, our medical care ratio, excluding AARP, remained flat at 84.1%. The decreases in our year-over-year medical care ratios are primarily attributable to commercial premium yield increases in excess of underlying medical cost increases.

    On an absolute dollar basis, the increase of $415 million, or 12%, in medical costs in the third quarter of 1999 over the comparable prior year period is largely commensurate with the 13% growth in premium revenues. During the first nine months of 1999, we estimate our aggregate medical cost inflation trend was 4.5% to 5.5% compared with the full-year 1998 medical cost inflation trend of approximately 4%. We are now pricing renewal commercial business with 8% or higher net premium yield increases, while our projected medical cost inflation trend for 2000 is 5% to 6%.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses as a percent of total revenues (the SG&A ratio) decreased slightly from 17.2% during the third quarter of 1998 to 17.0% during the third quarter of 1999. For the three and nine month periods ended September 30, 1999, selling, general and administrative expenses increased $85 million and $312 million, or 11% and 14%, respectively over the comparable periods in 1998. These increases reflect the additional costs to support the corresponding 15% increase in consolidated revenues in 1999, as well incremental operating expenses related to core process improvement initiatives and platform system conversions.

Business Segments

    The following summarizes the operating results of our business segments for three-month and nine-month periods ended September 30 (in millions):

Revenues

	Three months ended September 30,			Nine months ended September 30,
	1999	1998	Percent Change	1999	1998	Percent Change
Health Care Services	$4,402	$3,907	13%	$13,127	$11,408	15%
Uniprise	466	415	12%	1,387	1,204	15%
Specialized Care Services	191	158	21%	532	457	16%
Ingenix	64	40	60%	171	118	45%
Corporate and Eliminations	(220)	(160)	n/a	(647)	(477)	n/a

Consolidated Revenues	$4,903	$4,360	12%	$14,570	$12,710	15%

Earnings (loss) from Operations

	Three months ended September 30,			Nine months ended September 30,
					1998
			Percent Change				Percent Change(b)
	1999	1998		1999	Reported	Adjusted(a)
Health Care Services	$140	$133	5%	$420	$(178)	$371	13%
Uniprise	57	33	73%	167	(29)	122	37%
Specialized Care Services	32	24	33%	91	(16)	79	15%
Ingenix	10	9	11%	14	(75)	11	27%
Corporate	—	15	n/a	(7)	42	61	n/a

Consolidated Earnings (Loss) from Operations	$239	$214	12%	$685	$(256)	$644	6%

(a)
Excludes $725 million of operational realignment and other charges and $175 million of charges related to contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

(b)
Calculated as percentage change between 1999 results and 1998 results, as adjusted.

Health Care Services

    The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted record revenues of $4,402 million, representing an increase of $495 million, or 13%, over the third quarter of 1998. For the nine months ended September 30, 1999, Health Care Services revenues grew to $13,127 million, an increase of $1,719 million, or 15%, over the same period in 1998. UnitedHealthcare increased its commercial enrollment by 7% and realized average net premium yield increases of over 8%.

    Our year-over-year Medicare enrollment at September 30, 1999, remained relatively flat, and we expect this trend to continue through the remainder of 1999. Effective January 1, 1999, we withdrew Medicare+Choice product offerings from 86 counties, affecting approximately 60,000, or 12% of our Medicare members as of December 31, 1998. On July 1, 1999, we announced plans for withdrawal from the Medicare+Choice product program in another 49 counties affecting 40,000 existing members, as well as the filing of significant benefit adjustments, effective January 1, 2000. Annual revenues for 1999 from the Medicare markets we are exiting, effective January 1, 2000, are expected to be approximately $230 million. These actions are expected to further reduce the Company's enrollment, but better position this program in the long-term in terms of profitability relative to its cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, we will alter benefit designs and claim management activities. These actions may result in further withdrawals of Medicare product offerings or reductions in membership.

    The Health Care Services segment contributed earnings from operations of $140 million and $420 million during the three and nine month periods ended September 30, 1999, representing increases of $7 million, or 5%, and $49 million, or 13%, over the comparable 1998 periods (before 1998 special operating charges). The increases in earnings are primarily attributable to enrollment growth, commercial premium yield increases, and expense management initiatives.

    UnitedHealthcare's third quarter and year to date commercial medical care ratios have improved on a year-over-year basis, driven by net premium yield increases in excess of underlying medical costs. UnitedHealthcare's Medicare medical care ratio increased in the third quarter of 1999 when compared to the same period in 1998. The third quarter 1998 Medicare medical care ratio benefited from the utilization of loss contract accruals that were recorded during the second quarter of 1998. Excluding loss contract reserve utilization, the third quarter 1998 Medicare medical care ratio was 91.9%. The following table summarizes UnitedHealthcare's medical care ratios by product line for the three and nine-month periods ended September 30.

	Three months ended September 30,		Nine months ended September 30,
				1998
	1999	1998	1999	Reported	Adjusted(a)
UnitedHealthcare:
Commercial	84.8%	85.2%	84.7%	85.9%	85.0%
Medicare	89.5%	85.6%	89.3%	93.9%	86.9%
Medicaid	86.0%	87.9%	86.1%	83.8%	83.8%

Total UnitedHealthcare	85.8%	85.5%	85.7%	87.4%	85.3%

(a)
Excludes the effects of $175 million of contract losses associated with certain Medicare markets and other increases to commercial and Medicare medical costs payable estimates.

  Uniprise

    Uniprise's revenues increased by $51 million, or 12%, over the third quarter of 1998 driven primarily by continued growth in its large multi-site customer base and modest price increases on fee-based business. For the nine months ended September 30, 1999, Uniprise's revenues grew to $1,387 million, an increase of $183 million, or 15%, over the same period in 1998. Uniprise's earnings from operations grew by $45 million, or 37%, over the same period in 1998 as a result of the increased revenues and reduced operating costs as a percentage of revenues, driven by ongoing process improvement initiatives.

  Specialized Care Services

    Specialized Care Services revenues increased by $33 million, or 21%, over the third quarter of 1998. This increase was primarily driven by an increase in the number of individuals served by United Behavioral Health, our mental health and substance abuse business, and the acquisition of Dental Benefit Providers, Inc. in June 1999. For the nine months ended September 30, 1999, Specialized Care Services revenues grew to $532 million, an increase of $75 million, or 16%, over the same period in 1998. Earnings from operations of $32 million increased by 33% compared with the third quarter of 1998.

  Ingenix

    For the three months ended September 30, 1999, revenues increased by $24 million, or 60% over the comparable prior year period, primarily as a result of acquisitions since September 1998. For the nine months ended September 30, 1999, Ingenix's revenues grew to $171 million, an increase of $53 million, or 45%, over the same period in 1998. Earnings from operations for the nine months ended September 30, 1999 of $14 million increased by 21% compared with the same period in 1998.

  Corporate and Eliminations

    Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives. The year-over-year decrease in Corporate earnings for both the three and nine month periods is attributable to a decline in the level of unassigned cash and investments, and associated investment income, primarily resulting from common stock repurchases, and incremental 1999 core process improvement costs.

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

    The asset impairments consisted principally of purchased in-process research and development associated with our acquisition of Medicode, Inc. and goodwill and other long-lived assets including fixed assets, computer hardware and software and leasehold improvements associated with businesses we intend to dispose of or markets where we plan to curtail our operations or change our operating presence, and other realignment initiatives. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through September 30, 1999, we have eliminated approximately 3,300 positions pursuant to the Plan. The remaining positions will be eliminated by December 31, 2000.

    In August 1999, we completed the sale of our managed workers' compensation business. During the second half of 1998 and the first half of 1999, we also completed the sale of our medical provider clinics and the reconfiguration of our small group insurance business and a non-strategic health plan market. The balances accrued in our operational realignment and other charges were sufficient to cover actual costs associated with the disposition and reconfiguration of these businesses.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. In Puerto Rico, we expect to complete the sale of this business prior to April 30, 2000. In the Pacific Coast markets, we will be exiting our operations related to small and mid-sized customer groups. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets to be disposed of or discontinued in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $20 million as of September 30, 1999. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of or to be disposed, and markets we plan to exit, for the three and nine month periods ended September 30 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenues	$137	$246	$569	$722
Operating loss before income taxes	$(9)	$(1)	$(33)	$(25)

    The table above does not include operating results from the counties where we withdrew our Medicare product offerings, effective January 1, 1999, and where we will be withdrawing our Medicare product offerings, effective January 1, 2000. Annual revenues for 1998 for Medicare counties we exited in January 1999 were approximately $225 million. Annual revenues for 1999 from the Medicare counties we are exiting in January 2000 are expected to be approximately $230 million.

    The following is a roll-forward of accrued operational realignment and other charges through September 30, 1999 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Cash Payments	—	(9)	(2)	(14)	(25)

Balance at March 31, 1999	—	94	65	52	211
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(15)	(6)	(22)	(43)

Balance at June 30, 1999	—	57	72	39	168
Cash Payments	—	(10)	(3)	(4)	(17)

Balance at September 30, 1999	$—	$47	$69	$35	$151

    In regard to the purchased research and development, as of the date of our December 1997 acquisition, Medicode had invested approximately $8.5 million in in-process research and development projects. An additional $5.0 million was expended through September 30, 1999, at which time all projects that were in in-process as of the acquisition date were complete.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 1999, we incurred expenses of approximately $12 million and $46 million, respectively, related to these activities.

    The original operational realignment plan provided for substantial completion in 1999. We continue to implement our original realignment plan, however, some initiatives including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment activities, are requiring additional time to complete and, accordingly, will extend into the year 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on businesses held for disposal.

Financial Condition and Liquidity at September 30, 1999

    During the first nine months of 1999, we generated cash from operations of $695 million. We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.2 billion at September 30, 1999.

    As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. After taking into account these regulations, approximately $145 million of our $4.2 billion of cash and investments at September 30, 1999 was available for general corporate use, including working capital needs.

    At September 30, 1999, outstanding debt consists of a $400 million unsecured note due December 1999 and a $250 million unsecured note due December 2003. The repayment of the $400 million unsecured note due in December 1999 will be financed with the two-year floating rate note and commercial paper issued in October and November, as described below.

    During October and November 1999, we issued commercial paper and, as of November 11, 1999, we had $612 million outstanding, with interest rates ranging from 5.5% to 6.3%.

    In November 1999, we also issued a $150 million two-year floating rate note. The interest rate for the initial three month period is 6.65%.

    In August 1999, we increased our commercial paper program and our supporting credit arrangement with a group of banks to an aggregate of $900 million. The supporting credit arrangement is comprised of a $300 million revolving credit facility, expiring in 2003, and a $600 million 364-day facility, expiring in August 2000. We also have the capacity to issue approximately $150 million of extendible commercial notes (ECN's). At September 30, 1999, we had no borrowings outstanding under our commercial paper program, supporting credit facilities, or ECN's.

    The aggregate initial public offering price of all securities covered by shelf registration statements for common stock, preferred stock, debt securities, and other securities is $1.25 billion. The Company may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

    The Company's debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

    Our senior debt is rated "A" by Standard & Poors and Duff & Phelps, and "A3" by Moody's. Our commercial paper and ECN's are rated "A-1" by Standard & Poors, "D-1" by Duff & Phelps, and "P-2" by Moody's.

    In the second quarter of 1998, we recognized special charges to operations of $725 million associated with the implementation of our operational realignment plan. We believe our remaining after-tax cash outlay associated with these charges will be approximately $80 to $100 million over the next 12 months.

    During the third quarter of 1999, we repurchased an additional 3.3 million shares of common stock for $188 million, bringing our total shares repurchased since inception of our stock repurchase activities through September 30, 1999, to 26.8 million shares for approximately $1.2 billion. During the nine months ended September 30, 1999, we repurchased 15.4 million shares for an aggregate $774 million. On October 27, 1999, we announced a new Stock Repurchase Program under which up to 10% of the Company's common stock may be repurchased, approximately 17.1 million shares.

    We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments, $3.0 billion as of September 30, 1999, are classified as available for sale. These investments are periodically sold prior to their maturity to fund working capital or for other purposes.

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

    Changes in the Medicare and Medicaid programs could limit available reimbursement in those programs, with adverse affects on our financial results. Also, it could be more difficult for us to control medical costs if federal and state bodies continue to consider and enact significant and onerous managed care laws and regulations which dictate our benefit offerings and limit the use of medical management techniques. Among the legislative proposals, including "Patients Bill of Rights" proposals adopted in two separate versions by the U.S. Senate and U.S. House of Representatives, are provisions that could expand health plan liability, allow physicians to determine medical coverage, without regard to health plan contract language, and establish rules for safeguarding private health information. These proposals, if enacted, could lead to increased medical and administrative expenses.

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

    A comprehensive set of claims regulations has been proposed by the United States Department of Labor (DOL) that could have a significant impact on the Company. These regulations are applicable to employee benefit plans subject to ERISA. In addition to various other requirements, the regulations would create new time frames for processing claims and giving notification of incomplete claims, would impose certain notification requirements following a claim determination, and would impose certain post-appeal disclosure obligations on the Company's insured and self-funded business. The DOL has solicited public comment on the proposed rules, and the final regulations, if adopted, could vary significantly from the initial draft.

    The United States Department of Health and Human Services has issued proposed rules for public comment on medical records confidentiality (non-identifiable data is exempt). The proposed rules apply to health plans, providers, and health care clearinghouses, and these entities are responsible for enforcing compliance with business partners. The proposed rules would require new resource expenditures, including notification and documentation of Company privacy safeguards, establishment of a Company privacy officer and, when requested, a listing of all disclosures not related to treatment, payment or health plan operations. Health plan marketing efforts and other Company endeavors using protected health information could be curtailed by the member authorization requirements. Once finalized, the rules would not become effective until February 2002 at the earliest.

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

Inflation

    Although the general rate of inflation has remained relatively stable and health care cost inflation has stabilized in recent years, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on anticipated health care costs, care coordination with various health care providers, and other health care cost containment measures. Specifically, health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

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

Year 2000 Activities

    Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require on-going enhancements to keep pace with the continuing changes in information technology, evolving industry standards, and customer preferences. We have modified our computer systems to accommodate the "Year 2000." The "Year 2000" problem exists throughout the global marketplace as many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900.

    Starting in 1995, our formal Year 2000 Project Office began implementing a remediation plan to ensure that critical information systems applications, end-user developed application tools, and critical business interfaces remain intact, and can function properly through the century change. We have successfully completed, tested, and certified our mission critical Year 2000 remediation efforts as of September 30, 1999. A more detailed description and current status of our mission critical Year 2000 activities follows.

  Technical Infrastructure

    Mainframe Technology.  In conjunction with our two vendors that provide support for our data center operations, we have completed, tested and certified 100% of our remediation efforts for the hardware, and operating systems on our two primary mainframe computer systems. We are also at compliant version levels for all of our supporting software at both data centers. In addition, we have made modifications to some of our smaller mainframe systems to make them compliant. We also installed separate test environments (both mainframe and distributed) to test our business applications in a simulated Year 2000 environment.

    Desktop Hardware & Software.  We have inventoried all of our desktop hardware and software, over 40,000 computing devices of multiple makes and models. All non-compliant desktop hardware and software have been identified, modified or replaced with compliant systems as necessary. As of September 30, 1999, we are 100% compliant with our desktop hardware and software systems, pending localized application sunset efforts.

    Telecommunications.  We have inventoried our entire system of over 28,000 telecommunication devices, including traffic routers and phone switches. We have used two outside vendors to assist us in modifying or replacing non-compliant telecommunication systems. Our data network is 100% compliant. Our voice network is also compliant as of September 30, 1999, with the exception of one site pending a remediation schedule due to a recently negotiated contract with an alternate vendor. This site will be made compliant before December 31, 1999.

  Business Applications

    Software Applications.  We use approximately 500 different software applications that include over 80 million lines of computer code. We have surveyed our software applications and have identified systems that will not be used after December 31, 1999, and systems that will be modified for Year 2000 compliance. We have determined that 33% of our software applications will not be used after December 31, 1999 due to conversions, consolidations and software replacements. Of the remaining applications, 100% have been made Year 2000 compliant, tested and certified or are scheduled to be certified. All mission critical Year 2000 software modifications were completed by March 31, 1999, with further testing and certification during the remainder of 1999.

    End-User Developed Applications.  End-user developed applications are analysis tools that have been internally developed by individual employees or operating segments primarily running on personal computers or client servers. The Year 2000 Project Office has continuously communicated with all employees explaining the risks of non-compliant applications and provided tools and techniques to make them compliant. We have identified, tracked and assessed Year 2000 compliance issues with respect to all potentially critical end-user applications. We are 100% complete with respect to this effort.

  Other Year 2000 Matters

    Non-Information Technology Systems.  We have approximately 300 owned or leased facilities throughout the world. We have contacted all of our facility managers regarding Year 2000 compliance issues. In addition, we have contracted with a real estate management company to assist in our Year 2000 compliance efforts. All mission critical facilities are currently Year 2000 compliant, or compliant with a work-around process.

    Dependence on Third Parties.  We have a contractual relationship with approximately 300,000 different medical providers and over 92,000 vendors. Over 2,000 vendors have been identified as critical business partners and suppliers. We continue to communicate with these critical business partners to analyze and confirm their Year 2000 compliance efforts. We have completed our analysis of corporate critical vendor readiness and continue to identify alternative vendors, where necessary. Individual business units will continue to proactively communicate with their vendors to confirm continued compliance and Year 2000 readiness. We will continue to distribute Year 2000 educational materials to our medical providers with whom we conduct business. Additionally, we have tested and verified the electronic collection of data with selected providers through our EDI (electronic data interface) clearinghouse vendors.

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

    Costs associated with modifying internal use software for Year 2000 compliance are charged to expense as incurred. Purchases of hardware or software that replace existing hardware or software that is not Year 2000 compliant are capitalized and amortized over their useful lives. As of September 30, 1999, our historical and projected costs to complete our Year 2000 remediation plan are as follows (amounts in millions):

	Cost Incurred to Date		Projected Costs
Year
	Resources	Amortization	Resources	Amortization	Total
1996	$1	$—	$—	$—	$1
1997	12	—	—	—	12
1998	18	—	—	—	18
1999	12	5	2	2	21
2000	—	—	3	9	12
2001	—	—	—	9	9
2002	—	—	—	2	2

	$43	$5	$5	$22	$75

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

    Contingency Plans.  Each mission critical area of our Year 2000 compliance effort has developed contingency plans to mitigate the risk of failure, and to provide for a speedy recovery from possible failures associated with the century change. The contingency plans detail strategies to implement in 1999 to prepare for the century rollover, and actions to execute if problems arise. Contingency plans have been reviewed for consistency and completeness. These plans have been incorporated into the year end plans and will be retained for reference in the Year 2000 Event Center.

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

    As of September 30, 1999, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.3 billion, compared with their aggregate minimum statutory capital and surplus requirements of approximately $500 million.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but few states had adopted the rules as of September 30, 1999. The HMO rules, if adopted by the states in their proposed form, would significantly increase the capital required for certain of our subsidiaries. However, we believe we can redeploy capital among our regulated entities to minimize the need for incremental capital investment of general corporate financial resources into regulated subsidiaries. As such, we do not anticipate a significant impact on our aggregate capital or investments in regulated subsidiaries.

Concentrations of Credit Risk

    Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed by professional investment managers within an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of September 30, 1999, there were no significant concentrations of credit risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Since the date of the Company's Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December, 31, 1998, a change has occurred in the company's exposure to market risk associated with the Company's investments in equity securities.

    We own approximately nine million shares of Healtheon Corporation (Healtheon) common stock. With Healtheon's recent public stock offering in February 1999 and subsequent increases to the fair value of Healtheon's stock, we have recorded a $318 million unrealized gain, or $201 million, net of income tax effects, in shareholders' equity as of September 30, 1999. Assuming an immediate decrease of 25% in Healtheon's stock price, the hypothetical reduction in shareholders' equity related to these holdings is estimated to be $50 million (net of income tax effects), or 1% of total shareholders' equity at September 30, 1999. We do not believe that our risks of loss in future earnings or a decline in fair values attributable to our investment portfolio are material to our consolidated financial position or results of operations.

UNITEDHEALTH GROUP
Part II. Other Information

Item 1. Legal Proceedings

    Because of the nature of its business, UnitedHealth Group is subject to suits which allege failures to provide or pay for health care or other benefits, poor outcomes for care delivered or arranged under UnitedHealth Group's programs, impermissible nonacceptance or termination of providers, failures to return withheld amounts from provider compensation, failures to pay benefits by a self-funded plan serviced by UnitedHealth Group, improper copayment calculations and other allegations. Some of these suits may include claims for substantial non-economic or punitive damages. UnitedHealth Group does not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on UnitedHealth Group's financial position or results of operations. However, the likelihood or outcome of current or future suits cannot be accurately predicted, and they could adversely affect UnitedHealth Group's financial results.

    Six suits assert claims under the United States securities laws against UnitedHealth Group and certain of its current and former officers and directors. The plaintiffs are stockholders of UnitedHealth Group who purport to sue on behalf of a class of purchasers of common shares of UnitedHealth Group during the period February 12, 1998 through August 5, 1998 (the Class Period). Each complaint was filed in the United States District Court for the District of Minnesota. Each of the six actions claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. In substance, the complaints allege that UnitedHealth Group made materially false or misleading statements about the profitability and performance of the Company's Medicare business during the Class Period. Two of the complaints also allege that the Company made materially false statements about its medical costs and the expenses related to the Company's realignment. The complaints also allege that the statements were made with the intention of deceiving members of the investing public and with the intention that the price of UnitedHealth Group shares would rise, making it possible for insiders at the Company to profit by selling shares at a time when they knew the Company's true financial condition, but the investing public did not. The complaints allege that once the Company's true financial condition was revealed on August 6, 1998, the price of UnitedHealth Group common shares fell from a closing price of $52 7/8 on August 5, 1998, to a closing price of $37 7/8 on August 6, 1998. The complaints seek compensatory damages in unspecified amounts.

    On January 19, 1999, we received a consolidated amended complaint (In re United HealthCare Corporation Securities Litigation, No. 98-1888 in the United States District Court for the District of Minnesota) for the six suits which essentially restates the allegations made in the earlier complaints.

    On March 22, 1999, two actions were filed in the United States District Court for the District of Minnesota by two pension funds against UnitedHealth Group, certain current and former officers and directors, and other individuals yet to be identified. The pension funds wish to "opt-out" of the aforementioned purported class action suits. These individual actions essentially restate the allegations made in the purported class actions and claim violations of Sections 10(b), 18(a) and 20 of the Securities Exchange Act. In addition, both actions assert a claim of negligent misrepresentation and securities claims under state law. In the aggregate, the plaintiff pension funds seek compensatory damages totaling approximately $12.1 million.

    The defendants intend to defend these actions vigorously.

Item 6. Exhibits

    (a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HEALTHCARE CORPORATION

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 12, 1999
/s/ ARNOLD H. KAPLAN Arnold H. Kaplan	Chief Financial Officer	Dated: November 12, 1999
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Accounting Officer	Dated: November 12, 1999

UNITED HEALTHCARE CORPORATION
EXHIBITS

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements