Form 10-K
period 1999-12-31
UNITEDHEALTH GROUP INC
filed 2000-03-30
CIK 731766

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED*
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1321939 (I.R.S. Employer Identification No.)
UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE (Title of each class)	NEW YORK STOCK EXCHANGE, INC. (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000, was approximately $8,348,152,221 (based on the last reported sale price of $51.125 per share on February 29, 2000, on the New York Stock Exchange).**

    As of February 29, 2000, 163,289,041 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders of Registrant for the fiscal year ended December 31, 1999. Certain information therein is incorporated by reference into Part II hereof.

    Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 10, 2000. Certain information therein is incorporated by reference into Part III hereof.

 *Formerly known as United HealthCare Corporation

**Only shares of common stock held beneficially by directors and executive officers of the Company and persons or entities holding more than 10% of the common stock filing Schedules 13G received by the Company have been excluded in determining this number.

PART I

ITEM 1. BUSINESS

INTRODUCTION

    UnitedHealth Group Incorporated is a national leader in forming and operating markets for the exchange of health and well-being services. In our five primary businesses, we provide a broad spectrum of resources to help people improve their health and well-being through all stages of life.

    Our Health Care Services segment consists of our UnitedHealthcare and Ovations businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers nationwide in six broad regional markets. Ovations is a business dedicated to advancing the health and well-being goals of Americans in the second half of life, age 50 and older.

    Our Uniprise business is devoted to serving the needs of large organizations. Its services include network-based health and well-being services, business-to-business transactional infrastructure services and consumer connectivity, and technology support services.

    Our Specialized Care Services business is an expanding portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, provider networks, services and resources. These specialty businesses offer products that address consumers' needs for mental health and chemical dependency services, employee assistance, organ transplants, vision and dental services, health related information and other health and well-being services.

    Our Ingenix business is a leader in the field of health care data and information, analysis and application. Ingenix serves multiple health care market segments on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, care providers, large employers and governments.

    While separate, our businesses remain interrelated as part of our health and well-being enterprise. Our businesses share customers, and in some instances, use common information systems and have access to shared administrative services.

    UnitedHealth Group Incorporated, formerly known as United HealthCare Corporation, is a Minnesota corporation, incorporated in January 1977. The terms "we," "our" or the "Company" refer to UnitedHealth Group Incorporated and its subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (952) 936-1300.

HEALTH CARE SERVICES

    Our Health Care Services segment consists of the UnitedHealthcare and Ovations businesses.

    UnitedHealthcare.  UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers nationwide in six broad regional U.S. markets. UnitedHealthcare provides commercial, Medicare and Medicaid products. The commercial product is marketed to middle and small market businesses serving employers and other groups with less than 5,000 individuals. As of December 31, 1999, this business served approximately 6.9 million individuals. UnitedHealthcare also serves approximately 437,000 Medicare and 479,000 Medicaid eligible individuals. In some cases, UnitedHealthcare assumes the risk of both medical and administrative costs for its members in return for premium revenue. It accomplishes this through subsidiaries that are usually licensed as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") or insurers, depending upon state regulations. It also provides administrative and other management services to health plans and self-funded customers for which UnitedHealthcare receives a fee, as it does not assume the risk of health care costs.

    UnitedHealthcare arranges access to care through more than 340,000 network physicians and 3,200 network hospitals across the United States. The consolidated purchasing power represented by the individuals we serve makes it possible for us to contract for cost-effective access to broad, convenient networks of care providers.

    UnitedHealthcare believes that its history of innovation distinguishes its product offerings from the competition. We design consumer-oriented health benefits and services that value individual choice and control in accessing health care. With our comprehensive Care Coordination philosophy, one of our goals is to make it easier for people to get the care they need, when they need it. We have programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients' stays in the hospital; assistance with a safe transition from the hospital; support for individuals at risk of needing intensive treatment; continuous coordination for people with chronic conditions; and pharmacy management, which promotes safe use of medications. We want consumers to be engaged and active participants in managing their own health and well-being. For example, UnitedHealthcare's multi-layered pharmacy benefit program provides access to a wide range of generic and brand-name drugs. Individuals who choose to use generic drugs pay less, while those who prefer to use brand-name drugs pay more. In addition, UnitedHealthcare was the first company to offer open access, which allows individuals to schedule appointments directly with specialists without a referral from a primary care physician. Further, an enriched Web site puts in-depth information at consumers' fingertips: a directory of network physicians and hospitals, reports on thousands of health topics, and soon, a health profile tailored to individual interests. In totality, UnitedHealthcare's efforts to help improve quality of care are key in helping keep health care costs affordable.

    Ovations.  Ovations is a business dedicated to advancing the health and well-being goals of Americans in the second half of life, age 50 and older. Ovations is one of the few companies fully dedicated to this market segment. As a part of this business, in January, 1998, Ovations began a 10-year partnership with the American Association of Retired Persons ("AARP"), providing Medicare Supplement and Hospital Indemnity insurance to more than 3.7 million AARP members. Recently, Ovations introduced AARP Eye Health Services to offer affordable eye exams, complimentary glaucoma screenings and discounts on eyewear. Ovations' Medicare Supplement Pharmacy Service addresses one of the most significant cost problems facing older Americans—prescription drug costs. This service saved AARP members nearly $60 million in 1999. Ovations also developed a valuable offering with lower cost Medicare supplement coverage that provides a hospital network and 24-hour access to health care information from nurses. Finally, Ovations Knowledge Group provides useful information for making health and lifestyle decisions. The Ovations Press is developing books designed to improve understanding of complex issues, such as financial planning; caring for your heart; Alzheimer's disease; and wills, trusts and estate planning.

    Ovations' EverCare® unit provides a broad spectrum of health care services to the frail elderly. EverCare has innovative programs to detect and treat common conditions—such as pneumonia and other infections, congestive heart failure, hip fractures and medication side effects—which are among the top reasons for hospital admissions among elderly individuals. These services are provided to residents living in long-term care settings, primarily through nurse practitioners. EverCare is available in ten markets in eight states, and we anticipate adding additional markets and testing new service offerings.

UNIPRISE

    Uniprise is a business devoted to serving the needs of large organizations. We offer consumers access to the full spectrum of health and well-being products and services, available anywhere in the marketplace, through one efficient and unified source. Our core competencies are in health care, large volume transaction management, large-scale benefit design and administration for large organizations, and innovative technology solutions designed to transform complex administrative processes into efficient, high quality computer processes. We design and market leading-edge health and well-being services for large organizations, enabling these organizations to offer custom health benefit programs to their employees. Uniprise is the business through which large employers can access not only our services, but also all of UnitedHealth Group's network-based medical, insurance and specialty services, with a large variety of funding arrangements. As of December 31, 1999, we managed 240 client relationships, representing approximately 6 million individuals, including more than one-fourth of the Fortune 500 companies.

    Uniprise also offers human resources and benefit administration outsourcing services to large organizations. We provide large organizations with the services formerly provided by the organization's in-house human resources departments, including but not limited to call center services, enrollment services, and defined benefit and contribution plan support services. Uniprise also provides claim and customer services and technological solutions for six non-UnitedHealthcare health plans. We presently provide such services for more than 1.5 million individuals. We expect growth in both of these segments of our business.

SPECIALIZED CARE SERVICES

    Specialized Care Services is a portfolio of specialized health and well-being companies, each serving a specific market need with a unique blend of benefits, provider networks, services and resources. We are uniquely positioned to provide comprehensive offerings that are focused on highly specialized health care needs. These offerings are sold to and through other UnitedHealth Group businesses as well as to unrelated entities, including HMOs, PPOs, insurers, reinsurers, third-party administrators, labor unions, employers and state and federal governmental customers. We are generally compensated on an administrative service fee basis although for certain managed behavioral health, dental and stop loss products we assume risk for health care expenses.

    Through United Behavioral Health ("UBH") and its affiliated companies, we provide behavioral health care management services, employee assistance programs and psychiatric disability management services. UBH's care management staff and extensive network of contracted mental health professionals represent the core of its product offerings. UBH's services and products reach almost 15 million individuals.

    Optum® provides health information assistance, support and related services all designed to improve the health and well-being of the approximately 16 million individuals it serves. Through multiple access points, including the Internet, telephone, audio tapes, print and in-person consultations, we help consumers address daily living concerns, make informed health care decisions and become more effective health care consumers.

    With the June 1999 acquisition of Dental Benefit Providers ("DBP"), we have expanded our product portfolio to include management services for dental care benefits. Through an extensive network of contracted dental providers, DBP and its affiliates manage dental benefit offerings for over 90 customers covering more than 2 million individuals in 33 states and the District of Columbia. This business is sold on both an insured and an administrative fee basis. DBP's products are distributed primarily through HMOs and insurers to commercial, Medicare and Medicaid populations. DBP has begun to offer its products and services to and through UnitedHealth Group affiliates and has expanded its offering of both network based and indemnity dental care plan designs.

    United Resource Networks is the gateway to leading critical care and chronic care programs at more than 50 of the most widely recognized medical centers in the United States. United Resource Networks negotiates fixed, competitive rates for high-cost, low-frequency health care services. Access to United Resource Networks' programs and services is available to over 1,400 payers representing 43 million individuals.

    Acquired in December 1999, National Benefit Resources ("NBR") is a managing general underwriter that originates and administers medical stop loss insurance provided to employers who offer self-funded employee benefit plans. NBR markets stop loss coverage primarily through 300 third party administrators located in 44 states. We expect to distribute the products and services of Specialized Care Services businesses to NBR's customer base.

    Coordinated Vision Care ("CVC") represents Specialized Care Services' platform for entry into the vision care market. Founded in August 1998, CVC has developed a business model that will enhance the value of existing vision benefits through coordinating the delivery of vision care services and ophthalmic materials. CVC's immediate focus is to manage vision benefits for UnitedHealthcare members, but plans to market its services to other UnitedHealth Group businesses and unaffiliated managed health care organizations in the future. UnitedHealth Group holds a controlling interest in CVC.

    Unimerica Life and Accident is a single convenient source for life and accident benefits that align with other health and specialty coverage and benefits.

INGENIX

    Our Ingenix business is a leader in the field of health care data and information, analysis and application. Ingenix serves multiple health care market segments on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, care providers, large employers and governments. Early in 2000, Ingenix was realigned into two primary operating divisions: Ingenix Health Information and Ingenix International.

    Ingenix Health Information offers three broad types of services: consulting, publishing and software data and services. Our consulting services focus on actuarial and financial matters, product development, provider contracting and medical policy and management. We publish print and electronic media products that provide information regarding coding, reimbursement, billing, compliance and other general health care issues. We also provide a wide variety of software and database services including databases for benchmarking and creation of fee schedules, software to analyze and report cost and utilization of services, data management services, HEDIS reporting, fraud and abuse prevention and detection services, claims editing software and reimbursement systems audits.

    Ingenix International provides drug development and marketing-related services for pharmaceutical and medical device manufacturers globally. Services include finding and training investigators and recruiting patients, developing research protocols, providing regulatory assistance, data collection and management, biostatistics, outcomes, economics and safety research, medical education programs, medical writings and general project management.

EXPANSION AND DIVESTITURE OF OPERATIONS

    We continually evaluate expansion and divestiture opportunities and, in the normal course of business, often consider whether to sell or stop offering certain of our businesses, products or services. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. During 1999, we completed several acquisitions and also sold or terminated certain lines of business and ceased offering some products, all as part of our ongoing emphasis on our strategic focus. Further, we devote significant attention to developing new products and services in the health and well-being sector as we have broadly defined it.

    If we were to make any particular acquisition, it may affect our ability to integrate and manage our overall business effectively. Integration activities relating to acquisitions may increase costs, affect membership, affect revenue and earnings growth and adversely affect our financial results.

GOVERNMENT REGULATION

    Most of our health and well-being services are regulated at both federal and state levels. Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These revisions could affect our operations and financial results. Enactment of federal and state managed care laws and regulations can also affect our businesses. Examples of such laws and regulations include: medical malpractice liability laws for health plans; restrictions on the use and disclosure of medical and claims data; mandated benefits limits on contractual terms with providers, including termination provisions; implementation of a mandatory third party review process for certain coverage denials; and other laws and limits on utilization management. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make compliance an important focus.

    Federal programs.  UnitedHealthcare's health plans that have Medicare+Choice contracts are regulated by the Health Care Financing Administration ("HCFA"). HCFA has the right to audit such health plans in order to determine each plan's compliance with HCFA's contracts and regulations and the quality of care being given to members. Effective January 1999, the Medicare+Choice regulations were an entirely new set of rules and regulations instituted by HCFA for its contractors. These new rules and the law enforcement environment generally with respect to health care issues make compliance in this product line a continuing challenge. Some of UnitedHealthcare's health plans also have Medicaid contracts that are subject to federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of the Medicaid program. Further, some of UnitedHealthcare's health plans have contracts to participate in the federal employees health benefits program ("FEHBP"). These contracts are subject to extensive regulation, including complex rules regarding premiums charged. FEHBP is authorized to audit the rates charged retroactively and seek premium refunds or institute other sanctions against health plans that participate in the program, depending on the outcome of such audits. We believe we are in compliance in all material respects with these regulations.

    HIPAA.  The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may represent the most significant federal reform of employee benefits law since the enactment of the Employee Retirement Income Security Act ("ERISA") in 1974. HIPAA's federal standards apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA's administrative simplification provisions, establishing new standards for electronic transactions, as well as for the privacy and the security of electronically transmitted data, and standardizing national provider and employer identifiers, have yet to be formalized in regulation. HIPAA's coverage related provisions have been implemented through regulation and include guarantees of the availability and renewability of health insurance for certain employees and individuals; limits on termination options and on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers.

    We believe that we are in material compliance with the requirements of HIPAA; the law is far-reaching and complex, however, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. The federal agencies involved in the enforcement of HIPAA's provisions have been slow to provide guidance. Further, significant enforcement responsibilities for HIPAA's provisions have been given to the states, and it is unclear how HIPAA's administrative simplification rules, particularly those regarding data privacy, will interact with existing or emerging state law. Moreover, different approaches to HIPAA's provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines and will require additional compliance resources to track and coordinate. Ultimately, under HIPAA and related state laws, careful pricing, system integration, and cost control through provider contracting and coordinating care may become more important, and we believe our experience in these areas will allow us to compete effectively.

    ERISA.  ERISA regulates how goods and services are provided to or through certain types of employer sponsored health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor ("DOL") as well as the federal courts. ERISA places controls on how our business units may do business with employers whose plans are covered by ERISA, particularly employers that maintain self-funded plans. For example, the DOL has proposed a complex set of claim regulations which, if adopted in their current form, will require significant changes to operations and may increase administrative costs. Moreover, there recently have been federal and state legislative attempts to limit ERISA's preemptive effect on state laws. If adopted, such limitations could increase our liability exposure in our business operations and could permit greater state regulation of other aspects of those operations.

    Fraud and Abuse.  Investigating and prosecuting health care fraud and abuse is a top priority for the nation's law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid and the FEHBP. We participate in these programs. The regulations and contractual requirements applicable to participants in these programs are complex and changing. We have re-emphasized our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this arena will continue to require significant resources.

    Audits and Investigations.  We are regularly subject to governmental audits, investigations and enforcement actions. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. Currently, routine audits are being conducted by various state insurance departments. In addition, a state department of insurance or other state or federal authority (including HCFA and the Office of the Inspector General) may from time to time begin a special audit of one of our health plans, our behavioral health company or one of our other operations regarding issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage of medically necessary care, including emergency room care. One or more such special audits are typically pending at any one time. We do not believe the results of any of the current audits, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

    State regulation.  All of the states in which our subsidiaries offer insurance and HMO products regulate the activities of those products and operations. Most states require periodic financial reports and impose minimum capital or reserve requirements. Some of our health plan and insurance subsidiaries must maintain specified capital levels to support their operations. In addition, some state regulatory agencies require our health plans and insurance subsidiaries to maintain restricted cash reserves represented by interest-bearing instruments, which are held by trustees or state regulatory agencies to ensure that each subsidiary maintains adequate financial reserves. Many of UnitedHealthcare's health plans and each of our insurance subsidiaries are regulated under state insurance holding company regulations. Insurance holding company laws and regulations generally require registration with the state department of insurance and the filing of certain reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Various notice, reporting and pre-approval requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Some state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of acquisitions and certain material inter-company transfers of assets, as well as certain transactions between the regulated companies and their parent holding companies or affiliates. Certain of our subsidiaries are licensed as third-party administrators ("TPAs"). TPA regulations differ greatly from state to state, but generally contain certain required administrative procedures, periodic reporting obligations and minimum financial requirements. Some of our subsidiaries or products may be subject to PPO or managed care organization ("MCO") regulations in a particular state. PPO and MCO regulations generally contain network, contracting, financial and reporting requirements, which vary from state to state. Many states also have enacted laws and/or adopted regulations governing utilization review activities, and these laws may apply to some of our operations. Generally, these laws and regulations set specific standards for delivery of services, confidentiality, staffing and policies and procedures of private review entities, including the credentials required of personnel. To date, these various laws and regulations have not materially affected our financial position or results of operations.

    International regulation.  Our Ingenix and UnitedHealthcare segments both have limited international operations. As of December 31, 1999, Ingenix had operations in 15 countries principally related to its pharmaceutical services business, and UnitedHealthcare's international division operated health companies and consulting services in four markets around the world. These international operations are subject to different legal and regulatory requirements in local jurisdictions, including various tax, tariff and trade regulations as well as employment, intellectual property and investment rules and laws.

MARKETING

    Our marketing strategy is defined and coordinated by each segment's dedicated marketing staff. Within these segments, primary marketing responsibility generally resides with a marketing leader and a direct sales force. In addition, several of the segments also rely upon independent insurance agents and brokers to sell some of their products. Marketing efforts also include public relations efforts and advertising programs that may use television, radio, newspapers, magazines, billboards, direct mail and telemarketing.

COMPETITION

    As a diversified health and well being services company with a scope that extends far beyond the traditional boundaries of managed health care companies, we operate in highly competitive markets. We compete not only with managed health care companies, insurance companies, employer groups which have elected to self-insure and health care providers which have formed networks to directly contract with employers, but also with virtually all participants in the health care system as well as various information and consulting companies. New entrants into the markets in which we compete as well as consolidation within these markets also contribute to this competitive environment. We believe that the principal competitive factors affecting us and our products and services include price, consumer satisfaction, the level and quality of products and service, network capabilities, market share, the offering of innovative products, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

    We currently believe that our competitive strengths include the focus resulting from our operational realignment. Each UnitedHealth Group business represents a strategic platform from which we can grow vertically, within specific markets. These businesses are anchored in a common pursuit of improved health and well being, exploiting three core competencies: network management, knowledge and information and service infrastructure. Other strengths include the breadth and quality of our products, our geographic scope and diversity, our Care Coordination program, our disciplined underwriting and pricing practices and staff, our significant market position in certain geographic areas, the strength of our distribution network, our financial strength, our generally large provider networks that provide more member choice, our point-of-service products, our experience and our generally favorable marketplace reputation. However, in some markets we may be at a disadvantage for a number of reasons, including competitors with more resources, longer operating histories, larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or more established names and reputations. These competitive factors could adversely affect our business and operating results.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 29,000 individuals. The Company believes its employee relations are good.

YEAR 2000 INFRASTRUCTURE MODIFICATION ACTIVITIES

    Our Year 2000 system remediation efforts were successful, and, during 2000, we have not experienced any business disruptions or system failures.

CAUTIONARY STATEMENTS

    The statements contained in this Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of our Annual Report to Shareholders incorporated by reference in this document, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

    The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. In making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Our actual results in the future may differ materially from those expressed in prior communications.

    Health Care Costs.  We use a large portion of our revenue to pay the costs of health care services or supplies delivered to our members. Total health care costs we incur are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, competition, regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, medical cost inflation, new mandated benefits or other regulatory changes and insured population characteristics. In addition, the earnings we report for any particular quarter include estimates of covered services incurred by our enrollees during that period for claims that have not been received or processed. Because these are estimates, our earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in the medical care ratio, because of the narrow margins of our health plan business, can create significant changes in our earnings. In addition, our operating results may be affected by the seasonal changes in the level of health care use during the calendar year. Although there are no assurances, per member medical costs generally have been higher in the first half than in the second half of each year.

    Industry Factors.  The managed care industry receives significant negative publicity and has been the subject of large jury awards. This publicity has been accompanied by increased litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products and services, and may increase the regulatory burdens under which we operate, further increasing our costs of doing business and adversely affecting our profitability.

    Competition.  In many of our geographic or product markets, we compete with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. We believe the barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to new managed care providers. Certain of our customers may decide to perform functions or services we provide for themselves, which would decrease our revenues. Certain of our contracted providers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred in the industry in which we operate as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers or providers, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be adversely affected.

    AARP Contract.  Under our long-term contract with AARP, we provide Medicare supplemental, hospital indemnity health insurance and other products to AARP members. As a result of the agreement, the number of members we serve, products we offer and services we provide has grown significantly. As of December 31, 1999, our portion of AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from approximately 3.7 million AARP members. The success of the AARP arrangement will depend, in part, on our ability to service these new members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP.

    Medicare Operations.  In the second quarter of 1998, we experienced a significant rise in the medical care ratio for our Medicare operations. The increase in medical costs was primarily due to the business growth in new markets with higher and more volatile medical cost trends, coupled with lower reimbursement rates. In response, we announced in October 1998 our decision to withdraw Medicare product offerings from 86 of the 206 counties we then served. The decision, effective January 1, 1999, affected approximately 60,000, or 12%, of Medicare members as of December 31, 1998. On July 1, 1999, we announced our decision to withdraw Medicare+Choice product offerings from an additional 49 counties. This decision, effective January 1, 2000, affected approximately 40,000 additional Medicare members. Also effective January 1, 2000, were significant benefit adjustments we had filed. These actions and other actions are expected to further reduce Medicare enrollment and may result in further withdrawals of Medicare product offerings, when and as permitted by our contracts with HCFA. As a consequence of these withdrawals, we are precluded from re-entering these counties with Medicare product offerings until 5 years after the respective effective date of withdrawal.

    We will continue to offer Medicare products in strong and economically viable markets. However, our ability to improve the financial results of all of our Medicare operations will depend on a number of factors, including future premium increases, growth in markets where we have achieved sufficient size to operate efficiently, benefit design, provider contracting and other factors. There can be no assurance that we will be able to successfully prevent future losses on our Medicare operations.

    Realignment of Operations.  In the second quarter of 1998 we recognized a charge to earnings for our realignment. The original operational realignment plan provided for substantial completion in 1999. We continue to implement our original realignment plan, however, some initiatives including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment activities are requiring additional time to complete in the most effective manner and will extend through 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the plan. However, as we proceed with the execution of the plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities and losses on disposition of businesses.

    Government Programs and Regulation.  Our business is heavily regulated at federal, state and local levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. We must obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect our revenue or could increase our costs. We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or reduce or increase our administrative or health care costs under such programs. Such changes have adversely affected our results and willingness to participate in such programs in the past and may also do so in the future.

    State legislatures and Congress continue to focus on health care issues. In Congress, managed health care has been the subject of proposed legislation, in the form of a "Patients Bill of Rights" bill. In addition, other proposed federal bills and regulations may impact certain aspects of our business including provider contracting, claims payments, confidentiality, treatment of medical data and government-funded programs. Further, tax code changes considered from time to time by Congress may make it easier and more cost effective for employers to establish deferred contribution plans. While we cannot predict if any of these initiatives will ultimately become binding law or regulation, or if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business to new health care funding arrangements. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make it difficult to ensure compliance.

    We are also subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special audits by HCFA, state insurance departments, the Office of Personnel Management and the Office of the Inspector General. We do not believe the results of any of the current audits, individually or in the aggregate, will have a material adverse effect on our financial position or results.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but not many states have adopted the rules as of December 31, 1999. The HMO rules, if adopted by the states in their proposed form, would significantly increase the minimum capital required for certain of our subsidiaries. Although we believe we can redeploy capital among our regulated entities, such rule changes may require incremental investments of general corporate resources into regulated subsidiaries.

    Provider Relations.  One of the significant techniques we use to manage health care costs, coordinate care and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because our health plans are geographically diverse and most of those health plans contract with a large number of providers, we currently believe our aggregate exposure to provider relations issues is limited. Legislation is pending which would exempt certain providers from federal antitrust laws, which could impact this assessment. In any particular market, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

    Litigation and Insurance.  We may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance. Recently, a number of class action lawsuits have been filed against us and certain of our competitors in the managed care business. The suits are purported class actions on behalf of all of our managed care members and network providers for alleged breaches of federal statutes, including ERISA and the Racketeer Influenced Corrupt Organization ("RICO") Act.

    While we believe these suits against us are without merit and we intend to defend our position vigorously, we will incur expenses in the defense of these matters and we cannot predict their outcome. Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages, or treble damages, may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    Information Systems.  Our businesses depend significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, HIPAA's administrative simplification provisions and the DOL's proposed claim regulations may ultimately require significant changes to current systems. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately. As a result of our acquisition activities, we have acquired additional systems and have been taking steps to reduce the number of systems and have upgraded and expanded our information systems capabilities. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

    Administrative and Management.  Efficient and cost-effective administration of our operations is essential to our profitability and competitive positioning. While we attempt to effectively manage expenses, staff-related and other administrative expenses may arise from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. These expense increases are not clearly predictable and may adversely affect results. Further, we believe we currently have an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain key employees or a number of managers or technical staff could adversely affect our ability to administer and manage our business.

    Marketing.  We market our products and services through both employed sales people and independent sales agents. Although we have many sales employees and agents, the departure of certain key sales employees or agents or a large subset of these individuals could impair our ability to retain existing customers and members. In addition, certain of our customers or potential customers consider rating, accreditation or certification of us by various private or governmental bodies or rating agencies necessary or important. Certain of our health plans or other business units may not have obtained or maintained, or may not desire or be able to obtain or maintain, such rating accreditation or certification, which could adversely affect our ability to obtain or retain business with these customers.

    Acquisitions and Dispositions.  We have made a number of acquisitions in recent years and have an active ongoing acquisition and disposition program under which we may engage in transactions involving the acquisition or disposition of assets, products or businesses, some or all of which may be material. These transactions may entail certain risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs or customer confusion or dissatisfaction.

    Data and Proprietary Information.  Many of the products that are part of our knowledge and information-related business depend significantly on the integrity of the data on which they are based. If the information contained in our databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of our database-related products would be adversely and materially affected. Furthermore, the use of patient identifiable data by our businesses is regulated at federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from certain of our products or services and, more generally, affect our business, financial condition and results of operations. There are various proposals currently under consideration that address the use of patient data from federal and state legislative and regulatory bodies. If enacted, some of these proposals may impose restrictions on our use of patient data and may increase our cost to use patient data. The success of our knowledge and information-related business also depends significantly on our ability to maintain proprietary rights to our products. We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets, copyrights and patents to protect our proprietary rights. We cannot assure that these legal protections and precautions will prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of our knowledge and information-related business to market and sell its products and on our business, financial condition and results of operations.

    Stock Market.  The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. We cannot assure the level or stability of the price of our securities at any time or the impact of the foregoing or any other factors on such prices.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position at 12/31/99	First Elected as Executive Officer
William W. McGuire, M.D.	51	Chairman, Chief Executive Officer and Director	1988
Stephen J. Hemsley	47	President and Director	1997
Arnold H. Kaplan	60	Chief Financial Officer	1998
David J. Lubben	48	General Counsel and Secretary	1996
James B. Hudak	52	CEO, UnitedHealth Technologies	2000
Lois E. Quam	38	CEO, Ovations	1998
Jeannine R. Rivet	51	CEO, UnitedHealthcare	1998
R. Channing Wheeler	48	CEO, Uniprise	1998

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

    Mr. Hemsley joined UnitedHealth Group in May 1997. He became President in May 1999 and a member of the Board of Directors in February 2000. Prior to that time, he served as Chief Operating Officer and Senior Executive Vice President of the Company. Prior to joining the Company, Mr. Hemsley was with Arthur Andersen LLP where he served since 1974 in various capacities, including Chief Financial Officer and Managing Partner, Strategy and Planning.

    Mr. Kaplan joined UnitedHealth Group in July 1998 as Chief Financial Officer. Prior to joining the Company, Mr. Kaplan was associated with Air Products & Chemicals, Inc. where he served since 1976 in various capacities, including Senior Vice President, Chief Financial Officer, Vice President Purchasing and Controller.

    Mr. Lubben became UnitedHealth Group's General Counsel and Secretary in October 1996. Prior to joining the Company, he was a partner in the law firm of Dorsey & Whitney LLP. Mr. Lubben first became associated with Dorsey & Whitney in 1977.

    Mr. Hudak joined UnitedHealth Group in January 2000 and is currently CEO, UnitedHealth Technologies. During the twenty years prior to joining the Company, Mr. Hudak held various management positions with Andersen Consulting, including Global Managing Partner.

    Ms. Quam joined UnitedHealth Group in 1989 and became the CEO, Ovations in April 1998. Prior to April 1998, Ms. Quam served in various capacities including CEO, AARP Division, Vice President, Public Sector Services and Director, Research. Prior to joining the Company, Ms. Quam served as Research Director from 1987-1989 for Partners National Health Plan.

    Ms. Rivet joined UnitedHealth Group in June 1990 and became CEO, UnitedHealthcare in April 1998. From October 1994 until March 1998, she was an Executive Vice President of UnitedHealthcare. She served as the Company's Senior Vice President, Health Plan Operations from September 1993 to September 1994 and the Company's Vice President of Health Service Operations from June 1990 to September 1993.

    Mr. Wheeler joined UnitedHealth Group in March 1995 and became CEO, Uniprise in May 1998. Prior to May 1998, he served in various capacities with the Company, including CEO, Northeast HealthPlans.

ITEM 2. PROPERTIES

    As of December 31, 1999, the Company leased approximately 1.7 million aggregate square feet of space for its principal administrative offices in the greater Minneapolis/St. Paul, Minnesota area and in Hartford, Connecticut. Excluding these areas, as of December 31, 1999, the Company leased approximately 5.7 million aggregate square feet in the United States (including Puerto Rico) and Europe. Such space accommodates health plans, managed care services, specialty programs or satellite administrative offices. The Company's leases expire at various dates through May 31, 2026. As of December 31, 1999, the Company owned approximately 235,000 aggregate square feet of space for administrative offices in various states.

ITEM 3. LEGAL PROCEEDINGS

    Because of the nature of our business, we are routinely subject to suits alleging various causes of action. Some of these suits may include claims for substantial non-economic or punitive damages. We do not believe that any such actions, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

    On February 4, 2000, we entered into a settlement agreement with the attorneys representing the plaintiff classes that assert claims under the United States securities laws against UnitedHealth Group and certain of its current and former officers and directors. The proposed settlement agreement is subject to court approval. Our insurers have agreed to cover the cost of this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information contained under the heading "Investor Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information contained under the heading "Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information contained under the heading "Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information contained on page 27 under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements together with the Report of Independent Public Accountants thereon appearing on pages 28 through 43 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 10, 2000, is incorporated herein by reference.

    Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

ITEM 11. EXECUTIVE COMPENSATION

    The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions that appears under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2000, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

  The following consolidated financial statements of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and are incorporated herein by reference:

    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Balance Sheets as of December 31, 1999 and 1998.

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

    Notes to Consolidated Financial Statements.

    Report of Independent Public Accountants.

(a) 2. Financial Statement Schedules

    None

(a) 3. Exhibits

3(a)	Articles of Merger amending the Company's Articles of Incorporation effective March 6, 2000.
3(b)	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
3(c)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and the Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-44569).)
4(b)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10(a)	United HealthCare Corporation 1990 Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)
*10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 14, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
*10(c)	United HealthCare Corporation Non-employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
*10(d)	UnitedHealth Group Incorporated Leadership Results Plan.

*10(e)	UnitedHealth Group Incorporated's 2000 Executive Savings Plan Brochure.
*10(f)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D.
*10(g)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley.
*10(h)	Employment Agreement, dated as of May 19, 1998, between United HealthCare Corporation and Arnold H. Kaplan.
*10(i)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Corporation and Lois E. Quam.
*10(j)	Employment Agreement dated as of January 15, 2000, between United HealthCare Corporation and James B. Hudak.
*10(k)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)
*10(l)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1998.)
*10(m)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)
†10(n)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995. (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
†10(o)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997. (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.)
†10(p)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998.)
†10(q)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
†10(r)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
11	Statement regarding computation of per share earnings. (Incorporated by reference to the information contained under the heading "Net Earnings (Loss) Per Common Share" in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and which is included as part of Exhibit 13 hereto.)

13	Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.
21	Subsidiaries of the Company.
23	Consent of Independent Public Accountants.
24	Powers of Attorney.
27	Financial Data Schedule.
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b)  Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the three month period ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000
UNITEDHEALTH GROUP INCORPORATED
	By:	/s/ WILLIAM W. MCGUIRE, M.D William W. McGuire, M.D Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM W. MCGUIRE, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	March 30, 2000
/s/ ARNOLD H. KAPLAN Arnold H. Kaplan	Chief Financial Officer (principal financial officer)	March 30, 2000
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Accounting Officer (principal accounting officer)	March 30, 2000
* William C. Ballard, Jr.	Director	March 30, 2000
* Richard T. Burke	Director	March 30, 2000
* Stephen J. Hemsley	Director	March 30, 2000
* James A. Johnson	Director	March 30, 2000

* Thomas H. Kean	Director	March 30, 2000
* Douglas W. Leatherdale	Director	March 30, 2000
* Walter F. Mondale	Director	March 30, 2000
* Mary O. Mundinger	Director	March 30, 2000
* Robert L. Ryan	Director	March 30, 2000
* William G. Spears	Director	March 30, 2000
* Gail R. Wilensky	Director	March 30, 2000
*By	/s/ WILLIAM W. MCGUIRE, M.D.
William W. McGuire, M.D. As Attorney-in-Fact

EXHIBIT INDEX

Number	Description
3(a)	Articles of Merger amending the Company's Articles of Incorporation effective March 6, 2000.
3(b)	Second Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)
3(c)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and the Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-44569).)
4(b)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10(a)	United HealthCare Corporation 1990 Stock and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)
10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 14, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
10(c)	United HealthCare Corporation Non-employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
10(d)	UnitedHealth Group Incorporated Leadership Results Plan.
10(e)	UnitedHealth Group Incorporated's 2000 Executive Savings Plan Brochure.
10(f)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D.
10(g)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley.
10(h)	Employment Agreement, dated as of May 19, 1998, between United HealthCare Corporation and Arnold H. Kaplan.
10(i)	Employment Agreement, dated as of October 16, 1998 between United HealthCare Corporation and Lois E. Quam.
10(j)	Employment Agreement dated as of January 15, 2000, between United HealthCare Corporation and James B. Hudak.
10(k)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)
10(l)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler. (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1998.)

10(m)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)
†10(n)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995. (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
†10(o)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997. (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.)
†10(p)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998.)
†10(q)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
†10(r)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
11	Statement regarding computation of per share earnings. (Incorporated by reference to the information contained under the heading "Net Earnings (Loss) Per Common Share" in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and which is included as part of Exhibit 13 hereto.)
13	Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.
21	Subsidiaries of the Company.
23	Consent of Independent Public Accountants.
24	Powers of Attorney.
27	Financial Data Schedule.
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT INDEX