Form 10-Q
period 2000-03-31
UNITEDHEALTH GROUP INC
filed 2000-05-15
CIK 731766

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE (Title of each class)	NEW YORK STOCK EXCHANGE, INC. (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of May 12, 2000, 162,408,947 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

Part I. Financial Information
Item I. Financial Statements (unaudited)

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	March 31, 2000	December 31, 1999
ASSETS
Current Assets
Cash and Cash Equivalents	$1,276	$1,605
Short-Term Investments	348	546
Accounts Receivable, net	919	912
Assets Under Management	1,371	1,328
Other Current Assets	248	177

Total Current Assets	4,162	4,568
Long-Term Investments	2,821	2,568
Property and Equipment, net	281	278
Goodwill and Other Intangible Assets, net	2,888	2,859

TOTAL ASSETS	$10,152	$10,273

CURRENT LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,029	$2,915
Other Policy Liabilities	1,004	910
Accounts Payable and Accrued Liabilities	967	1,003
Short-Term Debt	496	591
Unearned Premiums	472	473

Total Current Liabilities	5,968	5,892
Long-Term Debt	400	400
Deferred Income Taxes and Other Liabilities	124	118

Shareholders' Equity
Common Stock, $.01 par value; 500,000,000 shares authorized; 162,311,000 and 167,470,000 issued and outstanding	2	2
Additional Paid-in Capital	—	249
Retained Earnings	3,562	3,447
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	96	165

Total Shareholders' Equity	3,660	3,863

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,152	$10,273

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2000	1999
REVENUES
Premiums	$4,571	$4,318
Management Services and Fees	471	434
Investment and Other Income	57	57

Total Revenues	5,099	4,809

MEDICAL AND OPERATING COSTS
Medical Costs	3,903	3,720
Operating Costs	861	813
Depreciation and Amortization	62	55

Total Medical and Operating Costs	4,826	4,588

EARNINGS FROM OPERATIONS	273	221
Interest Expense	(17)	(11)

EARNINGS BEFORE INCOME TAXES	256	210
Provision for Income Taxes	(82)	(78)

NET EARNINGS	$174	$132

BASIC NET EARNINGS PER COMMON SHARE	$1.06	$0.73

DILUTED NET EARNINGS PER COMMON SHARE	$1.03	$0.72

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	164.5	179.9
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	4.1	2.8

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	168.6	182.7

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
(unaudited)

	Three Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES
Net Earnings	$174	$132
Noncash Items:
Depreciation and Amortization	62	55
Deferred Income Taxes and Other	44	(3)
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	(11)	(30)
Medical Costs Payable	95	110
Accounts Payable and Accrued Liabilities	5	76
Unearned Premiums	(3)	(218)

Cash Flows From Operating Activities	366	122

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(68)	(21)
Purchases of Property and Equipment and Capitalized Software, net	(49)	(47)
Purchases of Investments	(621)	(491)
Maturities/Sales of Investments	452	569

Cash Flows (Used For) From Investing Activities	(286)	10

FINANCING ACTIVITIES
Proceeds from Stock Option Exercises	33	21
Common Stock Repurchases	(347)	(369)
Payments of Short-term Borrowings, net of proceeds	(95)	(59)

Cash Flows Used For Financing Activities	(409)	(407)

DECREASE IN CASH AND CASH EQUIVALENTS	(329)	(275)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,605	1,644

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,276	$1,369

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

    Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

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

    Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. Reclassifications

    Certain 1999 amounts in the condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on net earnings or shareholders' equity as previously reported.

3. Operational Realignment and Other Charges

    In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through March 31, 2000, we have eliminated approximately 4,300 positions, affecting approximately 4,000 people, pursuant to the Plan. The remaining positions are expected to be eliminated by December 31, 2000.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. In Puerto Rico, we have substantially transitioned out of this market and expect to complete the sale of our remaining assets by September 30, 2000. In the Pacific Coast region, we will be exiting our operations related to small and mid-sized customer groups with anticipated completion in 2000. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued, and markets we plan to exit in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $12 million as of March 31, 2000. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of and markets we plan to exit for the three months ending March 31 as follows (in millions):

	2000	1999
Revenues	$104	$233
Loss from operations	$—	$(15)

    The table above does not include operating results from the counties where we withdrew our Medicare product offerings, effective January 1, 2000. Annual revenues for 1999 from the Medicare counties we exited in January 2000 were approximately $230 million.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs are charged to expense as incurred or capitalized, as appropriate. During the three month periods ended March 31, 2000 and 1999, we incurred expenses of approximately $9 million and $15 million, respectively, related to these activities.

    The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment activities are requiring additional time in order to complete them in the most effective manner and will extend through 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on disposition of businesses.

    The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through March 31, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges (Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Noncash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges (Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(6)	(3)	(5)	(14)

Balance at March 31, 2000	$—	$29	$59	$25	$113

4. Cash and Investments

    As of March 31, 2000, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,276	$—	$—	$1,276
Debt Securities—Available for Sale	2,784	9	(47)	2,746
Equity Securities—Available for Sale	152	191	—	343
Debt Securities—Held to Maturity	80	—	—	80

Total Cash and Investments	$4,292	$200	$(47)	$4,445

    Gross realized gains of $4 million and $4 million, and gross realized losses of $8 million and $3 million were recognized for the three month periods ended March 31, 2000 and 1999, respectively, and are included in investment and other income in the accompanying Condensed Consolidated Statements of Operations.

    During the first quarter of 2000, we contributed approximately 700,000 shares of Healtheon/WebMD Corporation common stock valued at approximately $52 million to the UnitedHealth Foundation. The difference between the realized gain of approximately $51 million on the stock transfer and the related contribution expense of $52 million was $1 million. The net effect of this transaction is included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations.

5. Debt

    Debt consists of the following (in millions):

	March 31, 2000		December 31, 1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$496	$496	$591	$591
Floating Rate Note, due November 2001	150	150	150	150
6.60% Senior Unsecured Note due December 2003	250	233	250	238

Total Debt	896	879	991	979
Less Current Portion	(496)	(496)	(591)	(591)

Total Long-Term Debt	$400	$383	$400	$388

    As of March 31, 2000 we had $496 million of commercial paper outstanding, with interest rates ranging from 5.9% to 6.4%. In November 1999, we issued a $150 million two-year floating rate note. The interest rate is adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.5%. As of March 31, 2000, the applicable rate on the note was 6.60%.

    In August 1999, we increased our commercial paper program and supporting credit arrangements with a group of banks to an aggregate of $900 million. The supporting credit arrangements are comprised of a $300 million revolving credit facility, expiring in December 2003, and a $600 million 364-day facility, expiring in August 2000. We also have the capacity to issue approximately $180 million of extendible commercial notes ("ECNs") under our ECN program. At March 31, 2000, we had no amounts outstanding under our credit facilities or ECN program.

    Our debt agreements and credit facilities contain various covenants; the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

6. American Association of Retired Persons Contract

    On January 1, 1998, we entered into a ten-year contract to provide insurance products and services to members of the American Association of Retired Persons (the "AARP"). Under the terms of the contract, we are compensated for claims administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. The AARP has also contracted with certain other vendors to provide other member and marketing services. We report premium revenues associated with the AARP program net of the administrative fees paid to these vendors and an administrative allowance we pay to the AARP.

    The underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. The RSF balance is included in Other Policy Liabilities in the accompanying Condensed

Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

    We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2000	December 31, 1999
Assets Under Management	$1,353	$1,307
Accounts Receivable	$289	$276
Medical Costs Payable	$811	$791
Other Policy Liabilities	$725	$713
Accounts Payable and Accrued Liabilities	$106	$79

    The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

7. Stock Repurchase Program

    Under the board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2000, we repurchased 6.0 million shares at an aggregate cost of $339 million. Through March 2000, we have repurchased 37.0 million shares for an aggregate of $1.8 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. As of March 31, 2000, we have board of directors' authorization to purchase up to an additional 8.2 million shares of our common stock.

8. Comprehensive Income

    The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	2000	1999
Net Earnings	$174	$132
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	(69)	123

Comprehensive Income	$105	$255

9. Segment Financial Information

    Our reportable operating segments are organized and defined by a combination of economic characteristics, including the types of products and services offered and customer segments served by each segment. The following is a description of the types of products and services from which each of our business segments derives its revenues:

  •
  Health Care Services consists of the UnitedHealthcare and Ovations businesses. UnitedHealthcare designs and operates network-based health and well-being services, including commercial, Medicare and Medicaid products for locally based employers and individuals in six broad regional markets. Ovations, which administers Medicare Supplement benefits on behalf of AARP, offers health and well-being services for Americans age 50 and older.
  •
  Uniprise provides network and non-network based health and well-being services, business-to-business transactional infrastructure services, consumer connectivity and service, and technology support for large employers and health plans.
  •
  Specialized Care Services is an expanding portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, provider networks, services and resources.

  •
  Ingenix is a leading health care information and research company that offers a comprehensive line of health care knowledge and information products and services to pharmaceutical companies, health insurers and payers, care providers, large employers and governments.

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

    The following tables present segment financial information for the three-month periods ended March 31, 2000 and 1999 (in millions):

First Quarter 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,481	$389	$112	$60	$—	$5,042
Revenues—Intersegment	—	122	114	20	(256)	—
Investment and Other Income	48	5	1	—	3	57

Total Revenues	$4,529	$516	$227	$80	$(253)	$5,099

Earnings (loss) from Operations	$172	$66	$38	$3	$(6)	$273

First Quarter 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,306	$335	$72	$39	$—	$4,752
Revenues—Intersegment	—	109	91	14	(214)	—
Investment and Other Income	42	6	1	—	8	57

Total Revenues	$4,348	$450	$164	$53	$(206)	$4,809

Earnings from Operations	$140	$46	$29	$2	$4	$221

10. Commitments and Contingencies

Governmental Regulation

    Our business is heavily regulated on federal, state, and local levels. The laws and rules governing our business and interpretations of those laws and rules are subject to ongoing change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. We must obtain and maintain regulatory approvals to market many of our products.

    State legislatures and Congress continue to focus on health care issues. In Congress, managed health care has been the subject of proposed legislation. Any such legislation could expand health plan liability and could also have an impact on the costs and revenues of our health plans. Other proposed federal bills and regulations may impact certain aspects of our business, including provider contracting, claims payments, confidentiality, treatment of medical data and goverment-funded programs.

    We are also subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of license or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. We do not believe the results of any current audits, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

    Investments in financial instruments such as marketable securities and commercial premiums receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of March 31, 2000, there were no significant concentrations of credit risk.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Shareholders and Directors of UnitedHealth Group Incorporated:

    We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated (a Minnesota corporation) and Subsidiaries as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries as of and for the year-ended December 31, 1999 (not presented herein), and, in our report dated February 10, 2000, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ Arthur Andersen LLP

Minneapolis, Minnesota,
May 4, 2000

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

First Quarter 2000 Financial Performance Highlights

Summary highlights of our first quarter 2000 results include:

  •
  Earnings per share reached $0.95(1), an increase of 32% from $0.72 per share reported in the first quarter of 1999 and up $0.07 per share, or 8%, sequentially over the fourth quarter of 1999.

  •
  Segment operating earnings increased to $279 million in the first quarter, up $62 million or 29% over the prior year, and up $18 million, or 7%, sequentially over the fourth quarter of 1999.

  •
  Cash flows from operations were $366 million, up 10% year-over-year after adjusting first quarter 1999 results for Medicare payment receipt timing differences.

  •
  Consolidated revenues increased 6% over the first quarter of 1999 to $5.1 billion, reflecting strong and balanced growth across the Company, partially offset by targeted pullbacks in certain geographic and product market segments.

  •
  The operating cost ratio(2) decreased to 16.9% of revenue from 17.3% in the fourth quarter of 1999, and remained stable year-over-year.

  •
  We repurchased more than 6.0 million shares of our common stock during the first quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 37.0 million shares of common stock and preferred stock that was convertible into 10.1 million common shares.

  •
  Annualized return on equity reached 17.0% in the first quarter of 2000, up from 13.2% in the first quarter of 1999.

Summary Operating Information

	Three Months Ended March 31,
Operating Results (in millions, except per share data)			Percent Change
	2000	1999
Total Revenues	$5,099	$4,809	6%
Earnings from Operations	$273	$221	24%
Net Earnings	$174	$132	32%
Diluted Net Earnings Per Common Share	$1.03	$0.72	43%
Diluted Net Earnings Per Common Share—Adjusted(1)	$0.95	n/a
Medical Costs to Premium Revenues	85.4%	86.2%
Medical Costs to Premium Revenues, Excluding AARP	84.0%	84.5%
Operating Cost Ratio	16.9%	16.9%

(1)
Adjusted to exclude a net permanent tax benefit of $14 million, or $0.08 per share, primarily attributable to the contribution of Healtheon/WebMD Corporation common stock to the UnitedHealth Foundation.

(2)
Calculated as operating costs divided by total revenues.

Results of Operations

Consolidated Financial Results

Revenues

    Revenues are comprised of premium revenues associated with risk-based products (those where we assume financial responsibility for health care costs); management services and fees associated with administrative services, managed health plans, and our Specialized Care Services and Ingenix businesses; and investment and other income.

    Consolidated revenues increased 6% in the first quarter of 2000 to $5.1 billion, reflecting balanced growth across all business segments. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

  Premium Revenues

    Consolidated premium revenues increased to $4.6 billion in the first quarter of 2000, an increase of $253 million, or 6%, compared to 1999. This increase was primarily driven by average premium yield increases above 9% on UnitedHealthcare's first quarter commercial customer renewals, partially offset by targeted pullbacks in certain geographic and Medicare markets.

  Management Services and Fee Revenues

    Management services and fee revenues during the three months ended March 31, 2000 totaled $471 million representing an increase of $37 million, or 9%, over the same period in 1999. The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base, price increases in fee business, and acquisitions and growth from our Ingenix business.

  Investment and Other Income

    Investment and other income during the three months ended March 31, 2000 totaled $57 million, consistent with 1999 levels. The effect of higher interest yields on investments in the first quarter of 2000 compared with 1999 was largely offset by $4 million of net capital losses in first quarter 2000 versus a $1 million net capital gain in the first quarter of 1999.

Medical Costs

    The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

    Our consolidated medical care ratio decreased from 86.2% in the first quarter of 1999 to 85.4% in the first quarter of 2000. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased 50 basis points to 84.0% and was 10 basis points below the fourth quarter of 1999 level.

    On an absolute dollar basis, the year-over-year increase of $183 million, or 5%, in medical costs is driven by a combination of growth in individuals served with risk-based products, medical cost inflation, benefit changes and product mix changes.

Operating Costs

    Operating costs as a percentage of total revenues (the operating cost ratio) was 16.9% in the first quarter of 2000, consistent with the comparable period in 1999. On an absolute dollar basis, operating costs increased by $48 million, or 6%, over 1999. This increase reflects the additional costs to support the corresponding $290 million, or 6%, increase in first quarter 2000 consolidated revenues over the comparable 1999 period.

Depreciation and Amortization

    Depreciation and amortization was $62 million in the first quarter of 2000 compared to $55 million in the first quarter of 1999. This increase resulted from a combination of increased levels of capital expenditures in 1998 and 1999 to support business growth and technology enhancements and amortization of goodwill and other intangible assets related to acquisitions.

Business Segments

    The following summarizes the operating results of our business segments for three-month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2000	1999	Percent Change
Health Care Services	$4,529	$4,348	4%
Uniprise	516	450	15%
Specialized Care Services	227	164	38%
Ingenix	80	53	51%
Corporate and Eliminations	(253)	(206)	n/a

Consolidated Revenues	$5,099	$4,809	6%

Earnings (loss) from Operations

	Three Months Ended March 31,
	2000	1999	Percent Change
Health Care Services	$172	$140	23%
Uniprise	66	46	43%
Specialized Care Services	38	29	31%
Ingenix	3	2	50%
Corporate and Eliminations	(6)	4	n/a

Consolidated Earnings from Operations	$273	$221	24%

Health Care Services

    The Health Care Services segment posted first quarter revenues of $4,529 million, representing a year-over-year increase of $181 million, or 4%, over 1999. This increase is primarily attributable to UnitedHealthcare's average net premium yield increases above 9% on renewing commercial business, partially offset by targeted pullbacks in certain geographic and Medicare markets.

    The Health Care Services segment contributed first quarter earnings from operations of $172 million in 2000, an increase of $32 million, or 23%, over 1999. The increase is primarily due to improved margins on UnitedHealthcare's commercial business and reduced operating costs as a percentage of revenues driven by our realignment process improvement initiatives.

    The following table summarizes UnitedHealthcare's medical care ratios by product line for the three months ending March 31:

	2000	1999
Commercial	84.2%	84.7%
Medicare	89.8%	88.9%
Medicaid	88.5%	86.3%

    UnitedHealthcare's commercial medical care ratio improved on a year-over-year basis, driven by net premium yield increases in excess of underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs. Net average premium yield increases on renewing business were above 9% in the first quarter of 2000, which reflects our expectation that our total cost of benefits, including the effects of medical cost inflation, benefit changes and product mix, will increase at a rate of approximately 8.0% to 8.5% during 2000.

    UnitedHealthcare's Medicare medical care ratio increased year-over-year. We continue to evaluate Medicare markets and alter benefit designs to further improve our Medicare product margins. Our year-over-year Medicare enrollment decreased 9% as a result of actions taken to better position this program for long-term success. Effective January 1, 2000, we withdrew our Medicare+Choice product program in 49 counties affecting 40,000 existing members, and also filed significant benefit adjustments. Annual revenues for 1999 from the Medicare markets we exited effective January 1, 2000, were approximately $230 million. These actions are expected to further reduce Medicare enrollment, but better position this program in the long term in terms of profitability relative to its cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by our contracts with the Health Care Financing Administration ("HCFA").

    The following table summarizes individuals served(1) by UnitedHealthcare, by product and funding arrangement, as of March 31 (in thousands):

	2000	1999
Commercial
Risk-based	5,243	5,193
Fee-based	1,836	1,623

Total Commercial	7,079	6,816
Medicare	403	441
Medicaid	493	441

Total UnitedHealthcare	7,975	7,698

(1)
Excludes individuals served through UnitedHealthcare platforms located in Puerto Rico and Pacific Coast regions. The Company is transitioning these markets.

Uniprise

    Uniprise's revenues increased by $66 million, or 15%, over the first quarter of 1999 driven primarily by growth in its multi-site customer base, changes in funding arrangements selected by certain customers and modest price increases on fee-based business. Uniprise served approximately 6.4 million and 5.8 million individuals as of March 31, 2000 and 1999, respectively.

    Uniprise's earnings from operations grew by $20 million, or 43%, over the first quarter of 1999 as a result of the increased revenues and reduced operating costs as a percentage of revenues. Uniprise's operating margin improved from 10.2% in the first quarter of 1999 to 12.8% in the first quarter of 2000.

As revenues have increased, Uniprise has improved operating margins by improving productivity through core process improvement initiatives and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

    Specialized Care Services revenues increased by $63 million, or 38%, over the first quarter of 1999. This increase was the result of an increase in the number of individuals served by United Behavioral Health, our mental health and substance abuse business, and the acquisitions of Dental Benefit Providers, Inc. in June 1999 and National Benefit Resources, Inc. in January 2000. Earnings from operations of $38 million increased $9 million, or 31%, compared with the first quarter of 1999. Operating margin decreased from 17.7% in the first quarter of 1999 to 16.7% in 2000 due to changes in business mix within the segment, such as the development of dental and vision care businesses.

Ingenix

    Revenues increased by $27 million, or 51%, over the comparable prior year period as a result of both new business and acquisitions during the second half of 1999. Earnings from operations increased by $1 million, or 50%, from the prior year, commensurate with revenue growth. Ingenix generates higher contributions in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate and Eliminations

    Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives. The year-over-year decrease of $10 million in the first quarter of 2000 earnings is attributable to the decline in the level of unassigned cash and investments and associated investment income, primarily resulting from share repurchases and business acquisitions.

Operational Realignment and Other Charges

    In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through March 31, 2000, we have eliminated approximately 4,300 positions, affecting approximately 4,000 people, pursuant to the Plan. The remaining positions are expected to be eliminated by December 31, 2000.

    Remaining markets where we plan to curtail or make changes to our operating presence include two health plan markets that are in non-strategic markets. In Puerto Rico, we have substantially transitioned out of this market and expect to complete sale of our remaining assets by September 30, 2000. In the Pacific Coast region, we will be exiting our operations related to small and mid-sized customer groups with anticipated completion in 2000. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued and markets we plan to exit in connection with the operational realignment. The carrying value of the net assets held for sale or disposal is approximately $12 million as of March 31, 2000. Our accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of and markets we plan to exit for the three months ending March 31 as follows (in millions):

	2000	1999
Revenues	$104	$233
Loss from operations	$—	$(15)

    The table above does not include operating results from the counties where we withdrew our Medicare product offerings, effective January 1, 2000. Annual revenues for 1999 from the Medicare counties we exited in January 2000 were approximately $230 million.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, and employee relocation and training. These costs are charged to expense as incurred or capitalized, as appropriate. During the three month periods ended March 31, 2000 and 1999, we incurred expenses of approximately $9 million and $15 million, respectively, related to these activities.

    The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment activities are requiring additional time in order to complete them in the most effective manner and will extend through 2000. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance, lease obligations on exited facilities, and losses on disposition of businesses.

    The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through March 31, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges (Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Noncash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges (Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(6)	(3)	(5)	(14)

Balance at March 31, 2000	$—	$29	$59	$25	$113

Financial Condition and Liquidity at March 31, 2000

    During the first quarter of 2000, we generated cash from operations of $366 million. We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.4 billion at March 31, 2000. Total cash and investments decreased by approximately $270 million since December 31, 1999, primarily resulting from common stock repurchases, a decline in the market value of our equity holdings during the first quarter of 2000, and our contribution of over 700,000 shares of Healtheon/ WebMD Corporation common stock to the UnitedHealth Foundation.

    As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. After taking into account these regulations, approximately $70 million (excluding equity securities of $343 million) of our $4.4 billion of cash and investments as of March 31, 2000, was available for general corporate use, including share repurchases, acquisitions and working capital needs. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

    In August 1999, we increased our commercial paper program and supporting credit arrangements with a group of banks to an aggregate of $900 million. As of March 31, 2000, we had $496 million of commercial paper outstanding, with interest rates ranging from 5.9% to 6.4%. The supporting credit arrangements are comprised of a $300 million revolving credit facility, expiring in December 2003, and a $600 million 364-day facility, expiring in August 2000. We also have the capacity to issue approximately $180 million of extendible commercial notes ("ECNs") under our ECN program. At March 31, 2000, we had no amounts outstanding under our credit facilities or ECN program.

    Our debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

    Our senior debt is rated "A" by Standard & Poor's and Duff & Phelps, and "A-3" by Moody's. Our commercial paper and ECN programs are rated "A-1" by Standard & Poor's, "D-1" by Duff & Phelps, and "P-2" by Moody's.

    The aggregate issuing capacity of all securities covered by shelf registration statements for common stock, preferred stock, debt securities and other securities is $1.25 billion. We may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

    Under the board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2000, we repurchased 6.0 million shares at an aggregate cost of $339 million. Through March 2000, we have repurchased 37.0 million shares for an aggregate of $1.8 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. As of March 31, 2000, we have board of directors' authorization to purchase up to an additional 8.2 million shares of our common stock.

    We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $2.7 billion as of March 31, 2000) is classified as available for sale. Subject to the previously described regulations, these investments may be sold prior to their maturity to fund working capital or for other purposes.

    Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products and programs and may include acquisitions.

    During 1999, we formed and initiated funding of the UnitedHealth Foundation. Through March 31, 2000, we have made contributions using a portion of our investment in Healtheon/WebMD Corporation common stock valued at approximately $100 million. UnitedHealth Foundation is dedicated to improving American's health and well-being by supporting consumer and physician education and awareness programs, generating objective information that will contribute to improving health care delivery, and sponsoring community-based health and well-being activities.

Regulatory Capital and Dividend Restrictions

    Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations ("HMOs") and insurance companies. HMOs and insurance companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by regulated insurance and HMO companies, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

    As of March 31, 2000, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.1 billion, compared with their aggregate minimum statutory capital and surplus requirements of $350 million.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but not many states have adopted the rules as of March 31, 2000. The HMO rules, if adopted by the states in their proposed form, would significantly increase the minimum capital required for certain of our subsidiaries. Although we believe we can redeploy capital among our regulated entities, such rule changes may require incremental investments of general corporate resources into regulated subsidiaries.

Inflation

    Although the general rate of inflation has remained relatively stable and health care cost inflation has stabilized in recent years, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on anticipated health care costs, unique approaches to utilization review, and other health care cost containment measures. Specifically, health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

    While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases. In addition, certain non-network-based products do not have health care cost containment measures similar to those in place for network-based products. As a result, there is added health care cost inflation risk with these products, which comprise approximately 4% of our consolidated risk-based membership. We consider these inflation risks when determining prices for those products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

    Approximately $4.1 billion of our cash and investments at March 31, 2000, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase in rates applicable to our fixed income portfolio at March 31, 2000, the fair value of our fixed income investments would decrease by approximately $100 million.

    As of March 31, 2000, we owned approximately 7.0 million shares of Healtheon/WebMD Corporation common stock. With Healtheon's public stock offering in February 1999 and subsequent increases to the fair value of Healtheon's stock, we have recorded a $153 million unrealized gain, or $97 million net of income tax effects, in shareholder's equity as of March 31, 2000. Assuming an immediate decrease of 25% in Healtheon's stock price, the hypothetical reduction in shareholders' equity related to these holdings is estimated to be $24 million (net of income tax effects), or 0.7% of total shareholders' equity at March 31, 2000.

Part II. Other Information

Item 1. Legal Proceedings

    In September 1999, a group of plaintiffs' trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, like other managed care companies, we have received several purported class action matters that generally challenge managed care practices including cost containment mechanisms, disclosure obligations and payment methodologies. These cases, which we intend to defend vigorously, are described below.

    McRaney et al. v. UnitedHealthcare, Inc. and UnitedHealth Group was filed on February 8, 2000 in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The suit alleges violations of the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act in connection with alleged undisclosed policies intended to maximize profits. The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. On April 21, 2000, we filed a motion to dismiss, and on April 26, 2000, the case was stayed for multi-district litigation consideration.

    The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for out-of-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. On April 12, 2000, we removed this case to federal court and, on May 5, 2000, we filed a motion to dismiss on behalf of all defendants.

    Murphy et al. v. UnitedHealth Group was filed on April 20, 2000 in the United States District Court for the District of Minnesota. The suit alleges breach of ERISA's fiduciary duty obligations and the failure to make ERISA required disclosures. The suit seeks declaratory and equitable relief as well as restitution, costs, fees and interest payments.

    Because of the nature of our business, we are routinely subject to suits alleging various causes of action. Some of these suits may include claims for substantial non-economic or punitive damages. Although the results of pending litigation are always uncertain, we do not believe that any such actions, including those described above, or any other types of actions, currently threatened or pending will, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits

(a)
The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 27	—	Financial Data Schedule
Exhibit 99	—	Cautionary Statements

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 12, 2000
/s/ ARNOLD H. KAPLAN Arnold H. Kaplan	Chief Financial Officer	Dated: May 12, 2000
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Accounting Officer	Dated: May 12, 2000

UNITEDHEALTH GROUP

EXHIBITS

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 27	—	Financial Data Schedule
Exhibit 99	—	Cautionary Statements

QuickLinks

INDEX
Part I. Financial Information Item I. Financial Statements (unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EXHIBITS