Form 10-Q
period 2000-06-30
UNITEDHEALTH GROUP INC
filed 2000-08-11
CIK 731766

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(952) 936-1300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 9, 2000, 160,675,309 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP
INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
(unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Current Assets
Cash and Cash Equivalents	$1,322	$1,605
Short-Term Investments	255	546
Accounts Receivable, net	914	912
Assets Under Management	1,423	1,328
Other Current Assets	246	177

Total Current Assets	4,160	4,568
Long-Term Investments	2,993	2,568
Property and Equipment, net	267	278
Goodwill and Other Intangible Assets, net	2,893	2,859

TOTAL ASSETS	$10,313	$10,273

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,075	$2,915
Other Policy Liabilities	1,039	910
Accounts Payable and Accrued Liabilities	1,018	1,003
Short-Term Debt	474	591
Unearned Premiums	470	473

Total Current Liabilities	6,076	5,892
Long-Term Debt	400	400
Deferred Income Taxes and Other Liabilities	128	118

Shareholders' Equity
Common Stock, $.01 par value; 500,000,000 shares authorized; 162,053,000 and 167,470,000 issued and outstanding	2	2
Additional Paid-in Capital	—	249
Retained Earnings	3,646	3,447
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	61	165

Total Shareholders' Equity	3,709	3,863

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,313	$10,273

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
REVENUES
Premiums	$4,673	$4,372	$9,244	$8,690
Management Services and Fees	492	433	963	867
Investment and Other Income	55	53	112	110

Total Revenues	5,220	4,858	10,319	9,667

MEDICAL AND OPERATING COSTS
Medical Costs	3,992	3,746	7,895	7,466
Operating Costs	879	832	1,740	1,645
Depreciation and Amortization	61	55	123	110

Total Medical and Operating Costs	4,932	4,633	9,758	9,221

EARNINGS FROM OPERATIONS	288	225	561	446
Interest Expense	(16)	(11)	(33)	(22)

EARNINGS BEFORE INCOME TAXES	272	214	528	424
Provision for Income Taxes	(102)	(79)	(184)	(157)

NET EARNINGS	$170	$135	$344	$267

BASIC NET EARNINGS PER COMMON SHARE	$1.04	$0.78	$2.11	$1.51

DILUTED NET EARNINGS PER COMMON SHARE	$1.01	$0.76	$2.04	$1.48

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	162.7	173.9	163.4	176.7
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	5.9	3.9	5.2	3.4

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	168.6	177.8	168.6	180.1

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
(unaudited)

	Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES
Net Earnings	$344	$267
Noncash Items:
Depreciation and Amortization	123	110
Deferred Income Taxes and Other	61	63
Net Change in Assets and Liabilities, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	8	19
Medical Costs Payable	155	155
Accounts Payable and Accrued Liabilities	69	(31)
Unearned Premiums	(14)	(195)

Cash Flows From Operating Activities	746	388

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	(64)	(104)
Proceeds from Disposal of Business	—	5
Purchases of Property and Equipment and Capitalized Software, net	(88)	(97)
Purchases of Investments	(1,473)	(943)
Maturities/Sales of Investments	1,159	937

Cash Flows Used For Investing Activities	(466)	(202)

FINANCING ACTIVITIES
Proceeds from Stock Option Exercises	126	68
Common Stock Repurchases	(567)	(603)
Repayments of Short-term Borrowings, net of proceeds	(117)	(60)
Dividends Paid	(5)	(5)

Cash Flows Used For Financing Activities	(563)	(600)

DECREASE IN CASH AND CASH EQUIVALENTS	(283)	(414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,605	1,644

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,322	$1,230

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

3. Operational Realignment and Other Charges

    In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through June 30, 2000, we have eliminated approximately 4,600 positions, affecting approximately 4,300 people, pursuant to the Plan. The remaining positions are expected to be eliminated by June 30, 2001.

    In July 2000, we reached agreement with Blue Shield of California to transition approximately 220,000 of our commercial health plan members, including our California health plan members. Additionally, in August 2000 we received approval to transition approximately 90,000 of our Oregon and Washington health plan members to Premera BlueCross and LifeWise. These actions are a continuation of our planned Pacific Coast Region transition to concentrate resources on national, multi-site customers and specialized care services. We expect to close on the Blue Shield of California transaction and complete the transition of Oregon and Washington members in the third quarter of 2000. We have also substantially transitioned out of the market in Puerto Rico. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued, and markets we are exiting in connection with the operational realignment. The accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of and markets we are exiting for the three and six month periods ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$93	$199	$197	$432
Loss from operations	$(1)	$(9)	$(1)	$(24)

    The table above does not include operating results from the counties where we withdrew our Medicare product offerings, effective January 1, 2000, and where we will be withdrawing Medicare product offerings effective January 1, 2001. Annual revenues for 1999 from the Medicare markets we exited, effective January 1, 2000, were approximately $230 million. Annual revenues for 2000 from the Medicare markets we are exiting, effective January 1, 2001, are expected to be approximately $320 million.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 2000, we incurred expenses related to these activities of approximately $21 million and $30 million, respectively, compared to $19 million and $34 million for the comparable periods in 1999.

    The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment efforts are requiring additional time in order to complete them in the most effective manner, and will extend through the middle of 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan, and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

    The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through June 30, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(10)	(10)	(9)	(29)

Balance at June 30, 2000	$—	$25	$52	$21	$98

4. Cash and Investments

    As of June 30, 2000, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,322	$—	$—	$1,322
Debt Securities—Available for Sale	2,899	11	(36)	2,874
Equity Securities—Available for Sale	170	123	—	293
Debt Securities—Held to Maturity	81	—	—	81

Total Cash and Investments	$4,472	$134	$(36)	$4,570

    During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Gross Realized Gains	$2	$3	$6	$7
Gross Realized Losses	(13)	(3)	(21)	(6)

Net Realized Gain (Loss)	$(11)	$—	$(15)	$1

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

5. Debt

    Debt consists of the following (in millions):

	June 30, 2000		December 31, 1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$474	$474	$591	$591
Floating Rate Note, due November 2001	150	150	150	150
6.60% Senior Unsecured Note due December 2003	250	238	250	238

Total Debt	874	862	991	979
Less: Current Portion	(474)	(474)	(591)	(591)

Total Long-Term Debt	$400	$388	$400	$388

    As of June 30, 2000, we had $474 million of commercial paper outstanding, with interest rates ranging from 6.6% to 6.9%. In November 1999, we issued a $150 million two-year floating rate note. The interest rate is adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.5%. As of June 30, 2000, the applicable rate on the note was 7.1%.

    In July 2000, we executed new credit arrangements supporting our commercial paper program with a group of banks for an aggregate of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million 364-day facility, expiring in July 2001. We also have the capacity to issue approximately $180 million of extendible commercial notes (ECNs) under our ECN program. At June 30, 2000, we had no amounts outstanding under our credit facilities or ECN program.

    Our debt agreements and credit arrangements contain various covenants; the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

6. AARP Contract

    On January 1, 1998, we entered into a ten-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for claims administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. AARP has also contracted with certain other vendors to provide other member and marketing services. We report premium revenues associated with the AARP program net of the administrative fees paid to these vendors and an administrative allowance we pay to AARP.

    The underwriting results related to AARP business are recorded as an increase or decrease to a rate stabilization fund ("RSF"). The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. The RSF balance is included in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

    We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	June 30, 2000	December 31, 1999
Assets Under Management	$1,403	$1,307
Receivables	$279	$276
Medical Costs Payable	$796	$791
Other Policy Liabilities	$772	$713
Accounts Payable and Accrued Liabilities	$114	$79

    The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

7. Stock Repurchase Program

    Under Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2000 we repurchased 9.1 million shares at an aggregate cost of $563 million. Through June 30, 2000, we had repurchased 40.0 million shares for an aggregate cost of $2.0 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. As of June 30, 2000, we had Board of Directors' authorization to purchase up to an additional 5.1 million shares of our common stock.

    As a component of our share repurchase activities, we have entered into agreements to purchase shares of our common stock. As of June 30, 2000, we have agreements to purchase up to 5.5 million shares of our common stock at various times through June 2003 at an average cost of $71.50 per share.

8. Comprehensive Income

    The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six month periods ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net Earnings	$170	$135	$344	$267
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	(35)	252	(104)	375

Comprehensive Income	$135	$387	$240	$642

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

    The following tables present segment financial information for the three and six month periods ended June 30, 2000 and 1999 (in millions):

Three Months Ended June 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,582	$405	$120	$58	$—	$5,165
Revenues—Intersegment	—	131	117	20	(268)	—
Investment and Other Income	46	6	3	—	—	55

Total Revenues	$4,628	$542	$240	$78	$(268)	$5,220

Earnings from Operations	$179	$72	$43	$3	$(9)	$288

Three Months Ended June 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,338	$352	$78	$37	$—	$4,805
Revenues—Intersegment	—	112	97	16	(225)	—
Investment and Other Income	39	7	2	1	4	53

Total Revenues	$4,377	$471	$177	$54	$(221)	$4,858

Earnings from Operations	$140	$64	$30	$2	$(11)	$225

Six Months Ended June 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$9,063	$794	$232	$118	$—	$10,207
Revenues—Intersegment	—	253	231	40	(524)	—
Investment and Other Income	94	11	4	—	3	112

Total Revenues	$9,157	$1,058	$467	$158	$(521)	$10,319

Earnings from Operations	$351	$138	$81	$6	$(15)	$561

Six Months Ended June 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$8,644	$687	$150	$76	$—	$9,557
Revenues—Intersegment	—	221	188	30	(439)	—
Investment and Other Income	81	13	3	1	12	110

Total Revenues	$8,725	$921	$341	$107	$(427)	$9,667

Earnings from Operations	$280	$110	$59	$4	$(7)	$446

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

    State legislatures and Congress continue to focus on health care issues. In Congress, managed health care has been the subject of proposed legislation. Any such legislation could expand health plan liability and could also have an impact on the costs and revenues of our health plans. Other proposed federal bills and regulations may impact certain aspects of our business, including provider contracting, claims payments, confidentiality of health information and government funded programs.

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

Concentrations of Credit Risk

    Investments in financial instruments such as marketable securities and commercial premiums receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by the Board of Directors. This policy limits the amounts that may be invested in any one issuer.

    Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of June 30, 2000, there were no significant concentrations of credit risk.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of UnitedHealth Group Incorporated:

    We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated (a Minnesota corporation) and Subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

/s/ Arthur Andersen LLP

Minneapolis, Minnesota,
August 3, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

    The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which it operates, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

    Summary highlights of our second quarter 2000 results include:

  •
  Earnings per share reached $1.01, an increase of 33% from $0.76 per share reported in the second quarter of 1999 and up $0.06 per share, or 6.3%, sequentially over the first quarter of 2000 (adjusted to exclude a net permanent tax benefit of $0.08 per share in the first quarter).
  •
  Cash flows from operations were $746 million for the six-month period ended June 30, 2000, up $148 million, or 25%, year over year, after adjusting 1999 results for Medicare payment receipt timing differences.
  •
  Earnings from operations increased to $288 million in the second quarter, up $63 million, or 28%, over the prior year, and up $15 million, or 5.5%, sequentially over the first quarter of 2000.
  •
  Consolidated revenues increased 7.5% over the second quarter of 1999 to $5.2 billion, reflecting strong and balanced growth across all business segments, partially offset by targeted pullbacks in certain geographic and product market segments.
  •
  The second quarter operating cost ratio (calculated as operating costs divided by total revenues) decreased to 16.8% of revenue from 17.1% in the second quarter of 1999 and from 16.9% in the first quarter of 2000.

  •
  We repurchased an additional 3.1 million shares of our common stock during the second quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 40.0 million shares of common stock and preferred stock that was convertible into 10.1 million common shares.

  •
  Annualized return on equity reached 18.5% in the second quarter of 2000, up from 13.3% in the second quarter of 1999.

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Results (in millions, except per share data)	2000	1999	Percent Change	2000	1999	Percent Change
Total Revenues	$5,220	$4,858	7%	$10,319	$9,667	7%
Earnings from Operations	$288	$225	28%	$561	$446	26%
Net Earnings	$170	$135	26%	$344	$267	29%
Diluted Net Earnings Per Common Share	$1.01	$0.76	33%	$2.04	$1.48	38%
Diluted Net Earnings Per Common Share—Adjusted(1)	n/a	n/a	n/a	$1.96	n/a
Medical Costs to Premium Revenues	85.4%	85.7%		85.4%	85.9%
Medical Costs to Premium Revenues, Excluding AARP	83.9%	84.1%		83.9%	84.3%
Operating Cost Ratio	16.8%	17.1%		16.9%	17.0%

(1)
June year-to-date 2000 results include a net permanent tax benefit related to the contribution of Healtheon/WebMD Corporation common stock to the United Health Foundation. Excluding this benefit, net earnings and diluted net earnings per common share were $330 million and $1.96 per share for the six month period ended June 30, 2000.

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

    Consolidated revenues increased $362 million, or 7.5%, year-over-year in the second quarter of 2000 to $5.2 billion, reflecting balanced growth across all business segments, partially offset by transitions in certain geographic and Medicare markets. Adjusted for the effect of these market transitions, consolidated revenues increased approximately $500 million, or 10.8%, year-over year. Following is a discussion of second quarter and year-to-date consolidated revenue trends for each of our three revenue components.

  Premium Revenues

    Consolidated premium revenues totaled $4.7 billion in the second quarter of 2000, an increase of $301 million, or 6.9%, over the second quarter of 1999. For the six months ended June 30, 2000, premium revenues of $9.2 billion represented an increase of $554 million, or 6.4%, over the same period in 1999. These increases were primarily driven by average premium yield increases above 9% on UnitedHealthcare's commercial customer renewals and growth in individuals served with risk-based products, partially offset by targeted pullbacks in certain geographic and Medicare markets. Adjusted for the effects of these market transitions, premium revenues increased 10.5% and 9.9%, respectively, year-over-year for the three and six month periods ended June 30, 2000.

  Management Services and Fee Revenues

    Management services and fee revenues during the three and six month periods ended June 30, 2000 totaled $492 million and $963 million, representing increases of $59 million and $96 million, respectively, over the comparable periods in 1999. The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base, price increases in fee business, and acquisitions and growth from our Ingenix business.

  Investment and Other Income

    Investment and other income during the three and six month periods ended June 30, 2000 totaled $55 million and $112 million, representing increases of $2 million and $2 million, respectively, from the same periods in 1999. The effect of higher interest yields on investments in 2000 compared with 1999 was largely offset by $15 million of realized net capital losses primarily resulting from the sale of fixed income investments in the first half of 2000 versus a $1 million realized net capital gain in the first half of 1999.

Medical Costs

    The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

    Our consolidated medical care ratio decreased from 85.7% in the second quarter of 1999 to 85.4% in the second quarter of 2000. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased from 84.1% to 83.9%. On a sequential basis, our medical care ratio, excluding AARP, decreased from 84.0% in the first quarter of 2000 to 83.9% in the second quarter of 2000. The decreases in our year-over-year medical care ratios are primarily attributable to commercial premium yield increases in excess of underlying medical cost trends.

    On an absolute dollar basis, the increase of $246 million, or 7%, in medical costs in the second quarter of 2000 over the comparable prior year period is driven by a combination of growth in individuals served with risk-based products, medical cost inflation, benefit changes, and product mix changes.

Operating Costs

    Operating costs as a percentage of total revenues (the operating cost ratio) decreased from 17.1% during the second quarter of 1999 to 16.8% during the second quarter of 2000. For the three and six month periods ended June 30, 2000, operating costs increased $47 million and $95 million, or 6% and 6%, respectively, over the comparable periods in 1999. These increases reflect the additional costs to support the 7% increase in 2000 consolidated revenues over the comparable 1999 periods.

Depreciation and Amortization

    Depreciation and amortization was $61 million and $55 million, and $123 million and $110 million, for the three and six months ended June 30, 2000 and 1999, respectively. These increases resulted from a combination of increased levels of capital expenditures to support business growth and technology enhancements and amortization of goodwill and other intangible assets related to acquisitions.

Business Segments

    The following summarizes the operating results of our business segments for three-month and six-month periods ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	Percent Change	2000	1999	Percent Change
Health Care Services	$4,628	$4,377	6%	$9,157	$8,725	5%
Uniprise	542	471	15%	1,058	921	15%
Specialized Care Services	240	177	36%	467	341	37%
Ingenix	78	54	44%	158	107	48%
Corporate and Eliminations	(268)	(221)	n/a	(521)	(427)	n/a

Consolidated Revenues	$5,220	$4,858	7%	$10,319	$9,667	7%

Earnings (loss) from operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	Percent Change	2000	1999	Percent Change
Health Care Services	$179	$140	28%	$351	$280	25%
Uniprise	72	64	13%	138	110	25%
Specialized Care Services	43	30	43%	81	59	37%
Ingenix	3	2	50%	6	4	50%
Corporate and Eliminations	(9)	(11)	n/a	(15)	(7)	n/a

Consolidated Earnings from Operations	$288	$225	28%	$561	$446	26%

Health Care Services

    The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted second quarter revenues of $4.6 billion, representing an increase of $251 million, or 5.7%, over the second quarter of 1999. For the six months ended June 30, 2000, Health Care Services' revenues grew to $9.2 billion, an increase of $432 million, or 5.0%, over the same period in 1999. This increase is primarily attributable to UnitedHealthcare's average net premium yield increases above 9% on renewing commercial business, partially offset by targeted pullbacks in certain geographic and Medicare markets. Adjusted for the effect of these market transitions, Health Care Services' revenues increased by approximately 9.4% and 8.5%, respectively, on a year-over-year basis for the three and six month periods ended June 30, 2000.

    The Health Care Services segment contributed earnings from operations of $179 million and $351 million during the three and six month periods ended June 30, 2000, representing increases of $39 million, or 28%, and $71 million, or 25%, over the comparable 1999 periods. The increases are primarily related to improved margins on UnitedHealthcare's commercial business and reduced operating costs as a percentage of revenues, driven by our realignment process improvement and cost reduction initiatives.

    The following table summarizes UnitedHealthcare's medical care ratios by product line for the three and six month periods ending June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Commercial	84.1%	84.5%	84.2%	84.6%
Medicare	89.7%	89.5%	89.8%	89.2%
Medicaid	88.5%	86.0%	88.5%	86.1%

    UnitedHealthcare's commercial medical care ratio improved on a year-over-year basis, driven by net premium yield increases in excess of underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs. Net average premium yield increases on renewing business were above 9% in the first and second quarters of 2000, which reflects our expectation that our total cost of benefits, including the effects of medical cost inflation, benefit changes and product mix, will increase at a rate of approximately 8.0% to 8.5% during 2000.

    UnitedHealthcare's Medicare medical ratio increased year-over-year. We continue to evaluate Medicare markets and alter benefit designs to further improve our Medicare product margins. Our year-over-year Medicare enrollment decreased 10% as a result of actions taken to better position this program for long-term success. Effective January 1, 2000, we withdrew our Medicare+Choice product program in 49 counties affecting 40,000 existing members, and also filed significant benefit adjustments. Annual revenues for 1999 from the Medicare markets we exited effective January 1, 2000 were approximately $230 million. In June 2000, UnitedHealthcare announced that it will not renew its Medicare+Choice contracts in 21 counties across the United States, effective January 1, 2001, affecting 56,000 individuals served. Annual revenues for 2000 from the Medicare markets we are exiting, effective January 1, 2001, are expected to be approximately $320 million. These actions are expected to further reduce Medicare enrollment, but better position this program in the long term in terms of profitability relative to the cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by our contracts with the Health Care Financing Administration ("HCFA").

    The following table summarizes individuals served(1) by UnitedHealthcare, by product and funding arrangement, as of June 30 (in thousands):

	2000	1999
Commercial
Risk-based	5,384	5,160
Fee-based	1,840	1,657

Total Commercial	7,224	6,817
Medicare	400	443
Medicaid	507	454

Total UnitedHealthcare	8,131	7,714

(1)
Excludes individuals served by UnitedHealthcare located in Puerto Rico and Pacific Coast regions. The Company is transitioning these markets. Including these markets, individuals served were:

	2000	1999
Commercial
Risk-based	5,650	5,803
Fee-based	1,891	1,811

Total Commercial	7,541	7,614
Medicare	400	445
Medicaid	507	531

Total UnitedHealthcare	8,448	8,590

Uniprise

    Uniprise's revenues increased by $71 million, or 15%, over the second quarter of 1999 driven primarily by growth in its multi-site customer base, changes in funding arrangments selected by certain customers, and modest price increases on fee-based business. For the six months ended June 30, 2000, Uniprise's revenues grew to $1.1 billion, an increase of $137 million, or 15%, over the same period in 1999. Uniprise served approximately 6.6 million and 5.9 million individuals as of June 30, 2000 and 1999, respectively.

    Uniprise's earnings from operations for the three and six months ended June 30, 2000 grew by $8 million and $28 million, respectively, or 13% and 25%, over the comparable periods in 1999. During the six months ended June 30, Uniprise's operating margin improved from 11.9% in 1999 to 13.0% in 2000. As revenues have increased, Uniprise has improved operating margins by improving productivity through core process improvement initiatives and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

    Specialized Care Services' revenues increased by $63 million, or 36%, over the second quarter of 1999. This increase was primarily driven by an increase in the number of individuals served by United Behavioral Health, our mental health benefit and substance abuse business, and the acquisitions of Dental Benefit Providers, Inc. in June 1999 and National Benefit Resources, Inc. in January 2000. For the six months ended June 30, 2000, Specialized Care Services revenues grew to $467 million, an increase of $126 million, or 37%, over the same period in 1999. Earnings from operations of $43 million increased by $13 million, or 43%, compared with the second quarter of 1999. Specialized Care Services' operating margin was 17.3% for the six months ended June 30, 2000, consistent with the comparable 1999 period.

Ingenix

    Ingenix's revenues increased in the second quarter by $24 million over the comparable prior year period as a result of new business and acquisitions during the second half of 1999. For the six months ended June 30, 2000, Ingenix's revenues grew to $158 million, an increase of $51 million, or 48%, over the same period in 1999. Earnings from operations were relatively flat with the prior year primarily as a result of increased goodwill amortization expense associated with Ingenix's acquisitions. Ingenix generates higher revenues and operating margins in the second half of the year due to seaonally strong demand for higher margin software and information content projects.

Corporate and Eliminations

    Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives. The decrease in Corporate earnings is attributable to a decline in the level of unassigned cash and investments, and associated investment income, primarily resulting from common stock repurchases, and incremental 2000 core process improvement costs.

Operational Realignment and Other Charges

    In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive Plan to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through June 30, 2000, we have eliminated approximately 4,600 positions, affecting approximately 4,300 people, pursuant to the Plan. The remaining positions are expected to be eliminated by June 30, 2001.

    In July 2000, we reached agreement with Blue Shield of California to transition approximately 220,000 of our commercial health plan members, including our California health plan members. Additionally, in August 2000 we received approval to transition approximately 90,000 of our Oregon and Washington health plan members to Premera BlueCross and LifeWise. These actions are a continuation of our planned Pacific Coast Region transition to concentrate resources on national, multi-site customers and specialized care services. We expect to close on the Blue Shield of California transaction and complete the transition of Oregon and Washington members in the third quarter of 2000. We have also substantially transitioned out of the market in Puerto Rico. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale and exit of these markets.

    Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued, and markets we are exiting in connection with the operational realignment. The accompanying Consolidated Statements of Operations include revenues and operating losses from businesses disposed of and markets we are exiting for the three and six month periods ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$93	$199	$197	$432
Loss from operations	$(1)	$(9)	$(1)	$(24)

    The table above does not include operating results from the counties where withdrew our Medicare product offerings, effective January 1, 2000, and where we will be withdrawing product offerings effective January 1, 2001. Annual revenues for 1999 from the Medicare markets we exited, effective January 1, 2000, were approximately $230 million. Annual revenues for 2000 from the Medicare markets we are exiting, effective January 1, 2001, are expected to be approximately $320 million.

    The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 2000, we incurred expenses related to these activities of approximately $21 million and $30 million, respectively, compared to $19 million and $34 million for the comparable periods in 1999.

    The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment efforts are requiring additional time in order to complete them in the most effective manner, and will extend through the middle of 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan, and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

    The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through June 30, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(10)	(10)	(9)	(29)

Balance at June 30, 2000	$—	$25	$52	$21	$98

Financial Condition and Liquidity at June 30, 2000

    During the first six months of 2000, we generated cash from operations of $746 million, an increase of $358 million over the comparable 1999 period. Approximately $210 million of the increase is attibutable to the timing of cash receipts from HCFA for Medicare premiums. The remainder of the increase results from an increase of $79 million in net income excluding depreciation and amortization expense, working capital improvements of approximately $40 million, and $27 million related to income tax benefits resulting from employee stock option exercises.

    We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.6 billion at June 30, 2000. Total cash and investments decreased by approximately $150 million since December 31, 1999, primarily resulting from common stock repurchases, a decline in the market value of our equity holdings during the first and second quarters of 2000, and our contribution of over 700,000 shares of Healtheon/WebMD common stock to the UnitedHealth Foundation.

    As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. At June 30, 2000, approximately $65 million of our $4.3 billion of cash and investments in debt securities was held by non-regulated subsidiaries and is available for working capital needs, general corporate use, including share repurchases, and acquisitions. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

    As of June 30, 2000, we had $474 million of commercial paper outstanding, with interest rates ranging from 6.6% to 6.9%. In July 2000, we executed new credit arrangements supporting our commercial paper program with a group of banks for an aggregate of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million 364-day facility, expiring in July 2001. We also have the capacity to issue approximately $180 million of extendible commercial notes (ECNs) under our ECN program. At June 30, 2000, we had no amounts outstanding under our credit facilities or ECN program.

    Our debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

    Our senior debt is rated "A" by Standard & Poor's and Fitch (formerly known as Duff & Phelps), and "A-3" by Moody's. Our commercial paper and ECN programs are rated "A-1" by Standard & Poor's, "F-1" by Fitch, and "P-2" by Moody's.

    The aggregate issuing capacity of all securities covered by shelf registration statements for common stock, preferred stock, debt securities and other securities is $1.25 billion. We may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

    Under Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first half of 2000, we repurchased 9.1 million shares at an aggregate cost of $563 million. Through June 2000, we had repurchased 40.0 million shares for an aggregate cost of $2.0 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. As of June 30, 2000, we had Board of Directors' authorization to purchase up to an additional 5.1 million shares of our common stock.

    We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $3.0 billion as of June 30, 2000) is classified as available for sale. Subject to the previously described regulations, these investments may be sold to fund working capital or for other purposes.

    Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new technology, products and programs and may include acquisitions.

    During 1999, we formed and initiated funding of the UnitedHealth Foundation. Through June 30, 2000, we have made contributions using a portion of our investment in Healtheon/WebMD Corporation common stock valued at approximately $100 million on the dates contributed. The UnitedHealth Foundation is dedicated to improving Americans' health and well-being by supporting consumer and physician education and awareness programs, generating objective information that will contribute to improving health care delivery, and sponsoring community-based health and well-being activities.

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

    As of June 30, 2000, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.3 billion, compared with their aggregate minimum statutory capital and surplus requirements of approximately $360 million.

    The National Association of Insurance Commissioners has adopted rules which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. The change in rules for insurance companies was effective December 31, 1998. The new HMO rules are subject to state-by-state adoption, but many states have not adopted the rules as of June 30, 2000. The HMO rules, if adopted by the states in their proposed form, would significantly increase the minimum capital required for certain of our subsidiaries. Although we believe we can re-deploy capital among our regulated entities, such rule changes may require incremental investments of general corporate resources into regulated subsidiaries.

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

    Approximately $4.3 billion of our cash and investments at June 30, 2000 was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our Board of Directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase in rates applicable to our fixed income portfolio at June 30, 2000, the fair value of our fixed income investments would decrease by approximately $120 million.

    As of June 30, 2000, we owned approximately 7 million shares of Healtheon/WebMD Corporation common stock. With Healtheon's public stock offering in February 1999 and subsequent increases to the fair value of Healtheon's stock, we have recorded a $96 million unrealized gain, or $60 million net of income tax effects, in shareholders' equity as of June 30, 2000. Assuming an immediate decrease of 25% in Healtheon's stock price, the hypothetical reduction in shareholders' equity related to these holdings is estimated to be $15 million (net of income tax effects), or 0.4% of total shareholders' equity at June 30, 2000.

Part II. Other Information

Item 1. Legal Proceedings

    In September 1999, a group of plaintiffs' trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, like other managed care companies, we have received several purported class action matters that generally challenge managed care practices including cost containment mechanisms, disclosure obligations and payment methodologies. We intend to defend vigorously all of these cases.

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

    McRaney et al. v. UnitedHealthcare, Inc. and UnitedHealth Group was filed on June 23, 2000 in the United States District Court for the Southern District of Florida, Miami Division. The suit was filed as an amended complaint in the Humana multidistrict litigation proceedings and seeks to join the Company and other industry members with the Humana consolidated litigation. The allegations in the amended complaint are substantially duplicative of the Mississippi litigation of the same name described above, with the addition of a common law civil conspiracy count alleged against industry members, including the Company. The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments.

    Murphy et al. v. UnitedHealth Group was filed on April 20, 2000 in the United States District Court for the District of Minnesota. The suit alleges breach of ERISA's fiduciary duty obligations and the failure to make ERISA required disclosures. The suit seeks declaratory and equitable relief as well as restitution, costs, fees and interest payments. On June, 9, 2000, we filed a motion to dismiss the complaint in this case.

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

Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders held on May 10, 2000 (the "Annual Meeting"), the Company's shareholders voted on three items: the election of four directors, a shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors, and the ratification of the appointment of Arthur Andersen LLP as independent public accountants.

    The four directors elected at the Annual Meeting were: James A. Johnson with 141,700,272 votes cast for his election and 2,073,120 votes withheld; Douglas W. Leatherdale, with 140,840,995 votes cast for his election and 2,932,397 votes withheld; Walter F. Mondale with 140,722,231 votes cast for his election and 3,051,161 votes withheld; and Mary O. Mundinger with 141,685,777 votes cast for her election and 2,087,615 votes withheld. The directors whose terms of office continued after the Annual Meeting were: William C. Ballard, Jr., Richard T. Burke, Stephen J. Hemsley, Thomas J. Kean, William W. McGuire, M.D., Robert L. Ryan, William G. Spears and Gail R. Wilensky.

    A shareholder proposal requesting that the Board of Directors take the steps necessary to declassify the Board so that all directors are elected annually received 92,298,907 votes for the proposal, 29,576,672 votes against the proposal and 682,251 votes abstaining. There were 21,215,562 broker non-votes cast on this matter. In order to declassify the Board of Directors, the Board must first approve and then submit to the shareholders for their approval an amendment to the Company's Articles of Incorporation or, under Minnesota law, the holders of a specified percentage of the Company's common stock may initiate such an amendment. The Board of Directors will consider the proposal to declassify the Board of Directors at its upcoming meetings, and if it determines that declassifying the Board of Directors is in the best interest of the Company and its shareholders, it will submit the matter to a vote of the shareholders at the next annual meeting of the shareholders.

    The appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 2000 was ratified with 143,350,342 votes cast for ratification, 63,340 votes cast against ratification and 359,710 votes abstaining. There were no broker non-votes on this matter.

Item 6. Exhibits

      (a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 3	—	Amended and Restated Bylaws of UnitedHealth Group Incorporated.
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 27	—	Financial Data Schedule
Exhibit 99	—	Cautionary Statements

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED
/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 11, 2000
/s/ ARNOLD H. KAPLAN Arnold H. Kaplan	Chief Financial Officer	Dated: August 11, 2000
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Accounting Officer	Dated: August 11, 2000

UNITEDHEALTH GROUP
EXHIBITS

Exhibit Number		Description
Exhibit 3	—	Amended and Restated Bylaws of UnitedHealth Group Incorporated.
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 27	—	Financial Data Schedule
Exhibit 99	—	Cautionary Statements

QuickLinks

UNITEDHEALTH GROUP INDEX
Part I. Financial Information Item 1. Financial Statements (unaudited)
Part II. Other Information
SIGNATURES
UNITEDHEALTH GROUP EXHIBITS