Form 10-Q
period 2000-09-30
UNITEDHEALTH GROUP INC
filed 2000-11-06
CIK 731766

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 1, 2000, 159,427,606 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP
INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)
UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current Assets
Cash and Cash Equivalents	$1,103	$1,605
Short-Term Investments	274	546
Accounts Receivable, net	906	912
Assets Under Management	1,487	1,328
Other Current Assets	225	177

Total Current Assets	3,995	4,568
Long-Term Investments	3,308	2,568
Property and Equipment, net	269	278
Goodwill and Other Intangible Assets, net	2,891	2,859

TOTAL ASSETS	$10,463	$10,273

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,169	$2,915
Other Policy Liabilities	1,108	910
Accounts Payable and Accrued Liabilities	1,064	1,003
Short-Term Debt	665	591
Unearned Premiums	275	473

Total Current Liabilities	6,281	5,892
Long-Term Debt	400	400
Deferred Income Taxes and Other Liabilities	125	118

Shareholders' Equity
Common Stock, $.01 par value; 500,000,000 shares authorized; 159,439,000 and 167,470,000 issued and outstanding	2	2
Additional Paid-in Capital	—	249
Retained Earnings	3,566	3,447
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	89	165

Total Shareholders' Equity	3,657	3,863

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,463	$10,273

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
REVENUES
Premiums	$4,812	$4,405	$14,056	$13,095
Management Services and Fees	501	444	1,464	1,311
Investment and Other Income	56	54	168	164

Total Revenues	5,369	4,903	15,688	14,570

MEDICAL AND OPERATING COSTS
Medical Costs	4,105	3,769	12,000	11,235
Operating Costs	893	834	2,633	2,479
Depreciation and Amortization	62	61	185	171

Total Medical and Operating Costs	5,060	4,664	14,818	13,885

EARNINGS FROM OPERATIONS	309	239	870	685
Interest Expense	(18)	(10)	(51)	(32)

EARNINGS BEFORE INCOME TAXES	291	229	819	653
Provision for Income Taxes	(109)	(85)	(293)	(242)

NET EARNINGS	$182	$144	$526	$411

BASIC NET EARNINGS PER COMMON SHARE	$1.13	$0.83	$3.24	$2.34

DILUTED NET EARNINGS PER COMMON SHARE	$1.08	$0.81	$3.12	$2.29

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	160.9	173.8	162.6	176.3
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	6.9	3.9	6.0	3.0

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	167.8	177.7	168.6	179.3

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net Earnings	$526	$411
Noncash Items:
Depreciation and Amortization	185	171
Deferred Income Taxes and Other	78	66
Net Change in Assets and Liabilities, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	3	26
Medical Costs Payable	234	158
Accounts Payable and Accrued Liabilities	152	82
Unearned Premiums	(211)	(219)

Cash Flows From Operating Activities	967	695

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	(64)	(327)
Proceeds from Disposal of Business	—	51
Purchases of Property and Equipment and Capitalized Software, net	(146)	(151)
Purchases of Investments	(2,392)	(1,612)
Maturities/Sales of Investments	1,779	1,384

Cash Flows Used For Investing Activities	(823)	(655)

FINANCING ACTIVITIES
Proceeds from Stock Option Exercises	179	91
Common Stock Repurchases	(894)	(737)
Proceeds (Repayments) of Short-term Borrowings, net	74	(60)
Dividends Paid	(5)	(5)

Cash Flows Used For Financing Activities	(646)	(711)

DECREASE IN CASH AND CASH EQUIVALENTS	(502)	(671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,605	1,644

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,103	$973

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include certain amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs, medical costs payable, intangible asset valuations, and liabilities relating to our operational realignment activities. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

3.  Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through September 30, 2000, we have eliminated approximately 4,800 positions, affecting approximately 4,700 people, pursuant to the Plan. The remaining positions are expected to be eliminated by June 30, 2001.

Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued and markets we are exiting in connection with the operational realignment. The accompanying Condensed Consolidated Statements of Operations include revenues and operating earnings (losses)

from businesses disposed of and markets we are exiting for the three and nine month periods ended September 30 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$86	$137	$283	$569
Earnings (Loss) from operations	$4	$(9)	$3	$(33)

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

In the third quarter of 2000, we finalized our agreement with Blue Shield of California to transition approximately 210,000 of our commercial health plan members, including our California health plan members. Additionally, we received approval to transition approximately 75,000 of our Oregon and Washington health plan members to Premera BlueCross and LifeWise. Our UnitedHealthcare business expects to transition all revenues related to these markets to these organizations during the fourth quarter of 2000. These actions are a continuation of our planned transition to concentrate resources on Uniprise national, multi-site and Specialized Care Services customers in the Pacific Coast region. We have also substantially transitioned out of the market in Puerto Rico. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale or exit of our operations in these markets.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 2000, we incurred expenses related to these activities of approximately $16 million and $46 million, respectively, compared to $12 million and $46 million for the comparable periods in 1999.

The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment efforts have required additional time in order to complete in the most effective manner and to obtain certain required regulatory approvals, and will extend through the middle of 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan, and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through September 30, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(18)	(17)	(18)	(53)

Balance at September 30, 2000	$—	$17	$45	$12	$74

4.  Cash and Investments

As of September 30, 2000, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,103	$—	$—	$1,103
Debt Securities—Available for Sale	3,163	33	(13)	3,183
Equity Securities—Available for Sale	187	123	—	310
Debt Securities—Held to Maturity	89	—	—	89

Total Cash and Investments	$4,542	$156	$(13)	$4,685

During the three and nine month periods ended September 30, we recorded realized gains and losses on the sale of investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Gross Realized Gains	$2	$1	$8	$8
Gross Realized Losses	(13)	(3)	(34)	(8)

Net Realized Gains (Losses)	$(11)	$(2)	$(26)	$—

During the first quarter of 2000, we contributed approximately 700,000 shares of WebMD Corporation (formerly Healtheon/WebMD Corporation) common stock valued at approximately $52 million to the UnitedHealth Foundation. The difference between the realized gain of approximately $51 million on the stock transfer and the related contribution expense of $52 million was $1 million. The net effect of this transaction is included in Investment and Other Income in the accompanying Condensed Consolidated

Statement of Operations. The provision for income taxes for the nine months ended September 30, 2000 includes a $14 million net permanent tax benefit related to this contribution.

5.  Debt

Debt consists of the following (in millions):

	September 30, 2000		December 31, 1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$665	$665	$591	$591
Floating Rate Note, due November 2001	150	150	150	150
6.60% Senior Unsecured Note due December 2003	250	236	250	238

Total Debt	1,065	1,051	991	979
Less: Current Portion	(665)	(665)	(591)	(591)

Total Long-Term Debt	$400	$386	$400	$388

As of September 30, 2000, our outstanding commercial paper had interest rates ranging from 6.6% to 7.0%. In November 1999, we issued a $150 million two-year floating rate note. The interest rate is adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.5%. As of September 30, 2000, the applicable rate on the note was 7.1%.

In July 2000, we executed new credit arrangements supporting our commercial paper program with a group of banks for an aggregate of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million 364-day facility, expiring in July 2001. We also have the capacity to issue approximately $180 million of extendible commercial notes ("ECNs") under our ECN program. At September 30, 2000, we had no amounts outstanding under our credit facilities or ECN program.

Our debt agreements and credit arrangements contain various covenants; the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

6.  AARP Contract

In February 1997, we entered into a ten-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for claims administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. AARP has also contracted with certain other vendors to provide other member and marketing services. We report premium revenues associated with the AARP program net of the administrative fees paid to these vendors and an administrative allowance we pay to AARP.

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

We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	September 30, 2000	December 31, 1999
Assets Under Management	$1,464	$1,307
Receivables	$278	$276
Medical Costs Payable	$811	$791
Other Policy Liabilities	$832	$713
Accounts Payable and Accrued Liabilities	$99	$79

The effects of changes in balance sheet amounts associated with the AARP program accrue to the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

7.  Stock Repurchase Program

Under Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2000 we repurchased 13.0 million shares at an aggregate cost of $892 million. Through September 30, 2000, we had repurchased approximately 43.9 million shares for an aggregate cost of $2.3 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. In October 2000, the Board of Directors renewed the stock repurchase program and authorized the Company to repurchase up to an additional 16 million shares of its common stock.

As a component of our share repurchase activities, we have entered into agreements to purchase shares of our common stock, where the number of shares purchased, if any, are dependent upon market conditions and other contractual terms. As of September 30, 2000, we have agreements to purchase up to 5.4 million shares of our common stock at various times through June 2003 at an average cost of approximately $74 per share.

8.  Common Stock Split

In October 2000, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a 100 percent common stock dividend. The dividend is payable on December 22, 2000 to shareholders of record as of December 1, 2000. The accompanying condensed consolidated financial statements have not been restated to reflect the share and per share effects of the common stock split.

9.  Comprehensive Income (Loss)

The table below presents comprehensive income (loss), defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine month periods ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Earnings	$182	$144	$526	$411
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	27	(224)	(76)	151

Comprehensive Income (Loss)	$209	$(80)	$450	$562

10. Segment Financial Information

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

  •
  Ingenix is a leading health care information and research organization that offers a comprehensive line of health care knowledge and information products and services to pharmaceutical companies, health insurers and other payers, care providers, large employers and governments.

Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital and working capital. The "Corporate and Eliminations" column includes unassigned cash and investments, investment income derived from these unassigned assets, costs associated with company-wide core process improvement initiatives, and eliminations of intersegment transactions and balances.

The following tables present segment financial information for the three and nine month periods ended September 30, 2000 and 1999 (in millions):

Three Months Ended September 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,694	$417	$125	$77	$—	$5,313
Revenues—Intersegment	—	130	115	23	(268)	—
Investment and Other Income	46	7	3	—	—	56

Total Revenues	$4,740	$554	$243	$100	$(268)	$5,369

Earnings (loss) from Operations	$187	$75	$45	$12	$(10)	$309

Three Months Ended September 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,361	$352	$87	$49	$—	$4,849
Revenues—Intersegment	—	110	104	15	(229)	—
Investment and Other Income	41	4	—	—	9	54

Total Revenues	$4,402	$466	$191	$64	$(220)	$4,903

Earnings (loss) from Operations	$140	$57	$32	$10	$—	$239

Nine Months Ended September 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$13,757	$1,211	$357	$195	$—	$15,520
Revenues—Intersegment	—	383	346	63	(792)	—
Investment and Other Income	140	18	7	—	3	168

Total Revenues	$13,897	$1,612	$710	$258	$(789)	$15,688

Earnings (loss) from Operations	$538	$213	$126	$18	$(25)	$870

Nine Months Ended September 30, 1999	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$13,005	$1,039	$237	$125	$—	$14,406
Revenues—Intersegment	—	331	292	45	(668)	—
Investment and Other Income	122	17	3	1	21	164

Total Revenues	$13,127	$1,387	$532	$171	$(647)	$14,570

Earnings (loss) from Operations	$420	$167	$91	$14	$(7)	$685

11. Commitments and Contingencies

Governmental Regulation

Our businesses are heavily regulated on federal, state, and local levels. The laws and rules governing our business and interpretations of those laws and rules are subject to ongoing change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. We must obtain and maintain regulatory approvals to market many of our products.

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

Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of September 30, 2000, there were no significant concentrations of credit risk.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of
  UnitedHealth Group Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated (a Minnesota corporation) and Subsidiaries as of September 30, 2000 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                      /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 27, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which it operates, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

Summary highlights of our third quarter 2000 results include:

  •
  Earnings per share reached $1.08, an increase of 33% from $0.81 per share reported in the third quarter of 1999, and up $0.07 per share, or 7%, sequentially over the second quarter of 2000.

  •
  Cash flows from operations were $967 million ($1,168 million adjusted for Medicare payment receipt timing) for the nine-month period ended September 30, 2000, up 29%, year over year, after adjusting both 2000 and 1999 results for Medicare payment receipt timing.

  •
  Earnings from operations increased to $309 million in the third quarter, up $70 million, or 29%, over the prior year, and up $21 million, or 7%, sequentially over the second quarter of 2000.

  •
  Consolidated revenues increased 10% over the third quarter of 1999 to $5.4 billion, reflecting strong and balanced growth across all business segments, partially offset by targeted pullbacks in certain geographic and product market segments.

  •
  The third quarter operating cost ratio (calculated as operating costs divided by total revenues) decreased to 16.6% of revenue from 17.0% in the third quarter of 1999 and from 16.8% in the second quarter of 2000.

  •
  We repurchased an additional 3.9 million shares of our common stock during the third quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 43.9 million shares of common stock and preferred stock that was convertible into 10.1 million common shares.

  •
  Annualized return on equity reached 19.8% in the third quarter of 2000, up from 14.2% in the third quarter of 1999.

Summary Operating Information

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Results (in millions, except per share data)	2000	1999	Percent Change	2000	1999	Percent Change
Total Revenues	$5,369	$4,903	10%	$15,688	$14,570	8%
Earnings from Operations	$309	$239	29%	$870	$685	27%
Net Earnings	$182	$144	26%	$526	$411	28%
Diluted Net Earnings Per Common Share	$1.08	$0.81	33%	$3.12	$2.29	36%
Diluted Net Earnings Per Common Share—Adjusted(1)	n/a	n/a	n/a	$3.04	$2.29	33%
Medical Costs to Premium Revenues	85.3%	85.6%		85.4%	85.8%
Medical Costs to Premium Revenues, Excluding AARP	83.9%	84.1%		83.9%	84.3%
Operating Cost Ratio	16.6%	17.0%		16.8%	17.0%

(1)
September year-to-date 2000 results include a net permanent tax benefit related to the contribution of WebMD Corporation common stock to the UnitedHealth Foundation. Excluding this benefit, net earnings and diluted net earnings per common share were $512 million and $3.04 per share for the nine month period ended September 30, 2000.

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

Consolidated revenues increased $466 million, or 10%, year-over-year in the third quarter of 2000 to $5.4 billion, reflecting balanced growth across all business segments, partially offset by transitions in certain geographic and Medicare markets. Adjusted for the effect of these market transitions, consolidated revenues increased approximately $626 million, or 14%, year-over year. Following is a discussion of third quarter and year-to-date consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $4.8 billion in the third quarter of 2000, an increase of $407 million, or 9%, over the third quarter of 1999. For the nine months ended September 30, 2000, premium revenues of $14.1 billion represented an increase of $961 million, or 7%, over the same period in 1999. These increases were primarily driven by average premium yield increases of 10% to 11% on UnitedHealthcare's commercial customer renewals and growth in individuals served with risk-based products, partially offset by targeted pullbacks in certain geographic and Medicare markets. Adjusted for the effects of these market transitions, premium revenues increased 14% and 11%, respectively, year-over-year for the three and nine month periods ended September 30, 2000.

Management Services and Fee Revenues

Management services and fee revenues during the three and nine month periods ended September 30, 2000 totaled $501 million and $1.5 billion, representing increases of $57 million and $153 million, respectively, over the comparable periods in 1999. The overall increase in management services and fee revenues is primarily the result of strong growth in Uniprise's multi-site customer base, price increases in fee business, and acquisitions and growth from our Ingenix business.

Investment and Other Income

Investment and other income during the three and nine month periods ended September 30, 2000 totaled $56 million and $168 million, representing increases of $2 million and $4 million, respectively, from the same periods in 1999. The effect of higher interest yields on investments in 2000 compared with 1999 was largely offset by $26 million of net realized capital losses primarily resulting from the sale of fixed income investments during the first three quarters of 2000 versus $0 of net realized capital gains (losses) during the first three quarters of 1999.

Medical Costs

The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

Our consolidated medical care ratio decreased from 85.6% in the third quarter of 1999 to 85.3% in the third quarter of 2000. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased from 84.1% to 83.9% for the three months ended September 30, 2000 and from 84.3% to 83.9% for the nine months ended September 30, 2000. Our medical care ratio, excluding AARP, remained stable at 83.9% when compared with the second quarter of 2000. The decreases in our year-over-year medical care ratios are primarily attributable to 10% to 11% commercial premium yield increases which slightly exceeded the underlying increase in total benefit costs.

On an absolute dollar basis, the increase of $336 million, or 9%, in medical costs in the third quarter of 2000 over the comparable prior year period is driven by a combination of growth in individuals served with risk-based products, medical cost inflation, benefit changes, and product mix changes.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) decreased from 17.0% during the third quarter of 1999 to 16.6% during the third quarter of 2000, primarily driven by productivity increases achieved through our core process improvement and cost reduction initiatives, and by further leveraging the fixed cost components of our infrastructure. For the three and nine month periods ended September 30, 2000, operating costs on an absolute dollar basis increased $59 million and $154 million, or 7% and 6%, respectively, over the comparable periods in 1999. These increases resulted from the additional costs to support the increase in 2000 consolidated revenues over the comparable 1999 periods partially offset by the productivity improvements discussed above.

Depreciation and Amortization

Depreciation and amortization was $62 million and $61 million, and $185 million and $171 million, for the three and nine months ended September 30, 2000 and 1999, respectively. These increases resulted from a combination of increased levels of capital expenditures and technology enhancements to support business growth and amortization of goodwill and other intangible assets related to acquisitions.

Business Segments

The following summarizes the operating results of our business segments for three and nine month periods ended September 30 (in millions):

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	Percent Change	2000	1999	Percent Change
Health Care Services	$4,740	$4,402	8%	$13,897	$13,127	6%
Uniprise	554	466	19%	1,612	1,387	16%
Specialized Care Services	243	191	27%	710	532	33%
Ingenix	100	64	56%	258	171	51%
Corporate and Eliminations	(268)	(220)	n/a	(789)	(647)	n/a

Consolidated Revenues	$5,369	$4,903	10%	$15,688	$14,570	8%

Earnings (loss) from operations

	Three Months Ended September 30,			Nine Month Ended September 30,
	2000	1999	Percent Change	2000	1999	Percent Change
Health Care Services	$187	$140	34%	$538	$420	28%
Uniprise	75	57	32%	213	167	28%
Specialized Care Services	45	32	41%	126	91	38%
Ingenix	12	10	20%	18	14	29%
Corporate and Eliminations	(10)	—	n/a	(25)	(7)	n/a

Consolidated Earnings from Operations	$309	$239	29%	$870	$685	27%

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted third quarter revenues of $4.7 billion, representing an increase of $338 million, or 8%, over the third quarter of 1999. For the nine months ended September 30, 2000, Health Care Services' revenues grew to $13.9 billion, an increase of $770 million, or 6%, over the same period in 1999. This increase is primarily attributable to UnitedHealthcare's average net premium yield increases of 10% to 11% on renewing commercial business, partially offset by targeted pullbacks in certain geographic and Medicare markets. Adjusted for the effect of these market transitions, Health Care Services' revenues increased by approximately 12% and 10%, respectively, on a year-over-year basis for the three and nine month periods ended September 30, 2000.

The Health Care Services segment contributed earnings from operations of $187 million and $538 million during the three and nine month periods ended September 30, 2000, representing increases of $47 million, or 34%, and $118 million, or 28%, over the comparable 1999 periods. The increases are primarily related to improved margins on UnitedHealthcare's commercial business and reduced operating costs as a percentage of revenues, driven by our core process improvement and cost reduction initiatives.

The following table summarizes UnitedHealthcare's medical care ratios by product line for the three and nine month periods ending September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Commercial	84.1%	84.8%	84.1%	84.7%
Medicare	90.1%	89.5%	89.9%	89.3%
Medicaid	88.5%	86.0%	88.5%	86.1%

UnitedHealthcare's commercial medical care ratio improved on a year-over-year basis, driven by net premium yield increases in excess of underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs. Net average premium yield increases on renewing business were approximately 10% to 11% during the first three quarters of 2000, which reflects our expectation that our total cost of benefits, including the effects of medical cost inflation, benefit changes and product mix, will increase at a rate of approximately 9% to 10% during 2000.

UnitedHealthcare's Medicare medical ratio increased year-over-year. We continue to evaluate Medicare markets and alter benefit designs to further improve our Medicare product margins. Our year-over-year Medicare enrollment decreased 10% as a result of actions taken to better position this program for long-term success. Effective January 1, 2000, we withdrew our Medicare+Choice product program in 49 counties affecting 40,000 members, and also filed significant benefit adjustments. Annual revenues for 1999 from the Medicare markets we exited effective January 1, 2000 were approximately $230 million. In June 2000, UnitedHealthcare announced that it will not renew its Medicare+Choice contracts in 21 counties across the United States, effective January 1, 2001, affecting 56,000 individuals. Annual revenues for 2000 from the Medicare markets we are exiting, effective January 1, 2001, are expected to be approximately $320 million. These actions are expected to further reduce Medicare enrollment, but better position this program in the long term in terms of profitability relative to the cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by our contracts with the Health Care Financing Administration ("HCFA").

The following table summarizes individuals served by UnitedHealthcare, by product and funding arrangement, as of September 30 (in thousands)(1):

	2000	1999
Commercial
Risk-based	5,467	5,123
Fee-based	1,904	1,706

Total Commercial	7,371	6,829
Medicare	397	442
Medicaid	528	459

Total UnitedHealthcare	8,296	7,730

(1)
Excludes individuals served by UnitedHealthcare located in Puerto Rico and Pacific Coast regions. The Company is transitioning these markets. Including these markets, individuals served were:

	September 30,
	2000	1999
Commercial
Risk-based	5,697	5,691
Fee-based	1,959	1,846

Total Commercial	7,656	7,537
Medicare	397	444
Medicaid	528	608

Total UnitedHealthcare	8,581	8,589

Uniprise

Uniprise's revenues increased by $88 million, or 19%, over the third quarter of 1999 driven primarily by growth in its multi-site customer base, changes in funding arrangements selected by certain customers, and modest price increases on fee-based business. For the nine months ended September 30, 2000, Uniprise's revenues grew to $1.6 billion, an increase of $225 million, or 16%, over the same period in 1999. Uniprise served approximately 6.6 million and 5.9 million individuals as of September 30, 2000 and 1999, respectively.

Uniprise's earnings from operations for the three and nine months ended September 30, 2000 grew by $18 million and $46 million, respectively, or 32% and 28%, over the comparable periods in 1999. During the nine months ended September 30, Uniprise's operating margin improved from 12.0% in 1999 to 13.2% in 2000. As revenues have increased, Uniprise has improved operating margins by improving productivity through core process improvement initiatives and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

Specialized Care Services' revenues increased by $52 million, or 27%, over the third quarter of 1999. This increase was primarily driven by an increase in the number of individuals served by United Behavioral Health, our mental health benefit and substance abuse business, and the acquisition of National Benefit Resources, Inc. in November 1999. For the nine months ended September 30, 2000, Specialized Care Services revenues grew to $710 million, an increase of $178 million, or 33%, over the same period in 1999, primarily driven by growth at United Behavioral Health and the acquisition of Dental Benefit Providers, Inc. in June 1999. During the third quarter of 2000, earnings from operations of $45 million increased by

$13 million, or 41%, compared with the third quarter of 1999. During the nine months ended September 30, 2000, Specialized Care Services' operating margin improved from 17.1% in 1999 to 17.7% in 2000.

Ingenix

Ingenix's revenues increased in the third quarter by $36 million over the comparable prior year period as a result of new business and acquisitions during the second half of 1999. For the nine months ended September 30, 2000, Ingenix's revenues grew to $258 million, an increase of $87 million, or 51%, over the same period in 1999. Earnings from operations of $12 million during the third quarter of 2000 increased by $2 million over the comparable prior year period. Operating margins decreased from 15.6% in the third quarter of 1999 to 12.0% for the third quarter of 2000, principally as a result of increased goodwill amortization expense associated with Ingenix's acquisitions. Ingenix generates higher revenues in the second half of the year due to seasonally strong demand for software and information content projects.

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

Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines, and contracts; and consolidating and eliminating certain claims processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through September 30, 2000, we have eliminated approximately 4,800 positions, affecting approximately 4,700 people, pursuant to the Plan. The remaining positions are expected to be eliminated by June 30, 2001.

Our accompanying financial statements include the operating results of businesses and markets disposed of or discontinued, and markets we are exiting in connection with the operational realignment. The accompanying Condensed Consolidated Statements of Operations include revenues and operating earnings (losses) from businesses disposed of and markets we are exiting for the three and nine month periods ended September 30 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$86	$137	$283	$569
Earnings (Loss) from operations	$4	$(9)	$3	$(33)

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

In the third quarter of 2000, we finalized our agreement with Blue Shield of California to transition approximately 210,000 of our commercial health plan members, including our California health plan members. Additionally, we received approval to transition approximately 75,000 of our Oregon and Washington health plan members to Premera BlueCross and LifeWise. Our UnitedHealthcare business expects to transition all revenues related to these markets to these organizations during the fourth quarter of 2000. These actions are a continuation of our planned transition to concentrate resources on Uniprise national, multi-site and Specialized Care Services customers in the Pacific Coast region. We have also substantially transitioned out of the market in Puerto Rico. We believe the balances accrued in our operational realignment and other charges will be sufficient to cover expenses incurred in the sale or exit of our operations in these markets.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers and employee relocation and training. These costs will be charged to expense as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 2000, we incurred expenses related to these activities of approximately $16 million and $46 million, respectively, compared to $12 million and $46 million for the comparable periods in 1999.

The Plan provided for substantial completion in 1999. However, some initiatives, including the consolidation of certain claims and administrative processing functions and certain divestitures and market realignment efforts have required additional time in order to complete in the most effective manner and to obtain certain required regulatory approvals, and will extend through the middle of 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan, and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

The following is a roll-forward of accrued operational realignment and other charges, which are included in accounts payable and accrued liabilities in the accompanying balance sheets, through September 30, 2000 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges/(Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges/(Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(18)	(17)	(18)	(53)

Balance at September 30, 2000	$—	$17	$45	$12	$74

Financial Condition and Liquidity at September 30, 2000

During the first nine months of 2000, we generated cash from operations of $967 million, an increase of $272 million over the comparable 1999 period. After adjusting 2000 and 1999 cash flows for the timing of cash receipts from HCFA for Medicare premiums, operating cash flows increased $263 million, or 29%, over the comparable 1999 period. The increase in operating cash flows is attributable to an increase of $129 million in net income excluding depreciation and amortization expense, working capital improvements of approximately $90 million, and $44 million related to income tax benefits resulting from employee stock option exercises.

We continued to maintain a strong financial condition and liquidity position, with cash and investments of $4.7 billion at September 30, 2000. Total cash and investments decreased by approximately $34 million since December 31, 1999, primarily resulting from common stock repurchases, a decline in the market value of WebMD Corporation (formerly Healtheon/WebMD Corporation) common stock holdings during the first three quarters of 2000, and our contribution of over 700,000 shares of WebMD common stock to the UnitedHealth Foundation.

As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. At September 30, 2000, approximately $100 million of our $4.4 billion of cash and investments in debt securities was held by non-regulated subsidiaries and is available for working capital needs, general corporate use, including share repurchases, and acquisitions. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

As of September 30, 2000, we had $665 million of commercial paper outstanding, with interest rates ranging from 6.6% to 7.0%. In July 2000, we executed new credit arrangements supporting our commercial paper program with a group of banks for an aggregate of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million 364-day facility, expiring in July 2001. We also have the capacity to issue approximately $180 million of extendible commercial notes ("ECNs") under our ECN program. At September 30, 2000, we had no amounts outstanding under our credit facilities or ECN program.

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

Under Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2000 we repurchased 13.0 million shares at an aggregate cost of $892 million. Through September 30, 2000, we had repurchased approximately 43.9 million shares for an aggregate cost of $2.3 billion since the inception of the program in November 1997. In December 1998, we also repurchased $500 million of preferred stock that was convertible into 10.1 million shares of common stock. In October 2000, the Board of Directors renewed the stock repurchase program and authorized the Company to repurchase up to an additional 16 million shares of its common stock.

In October 2000, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a 100 percent common stock dividend. The dividend is payable on December 22, 2000 to shareholders of record as of December 1, 2000. The accompanying condensed consolidated financial statements have not been restated to reflect the share and per share effects of the common stock split.

We expect our available cash and investment resources, operating cash flows, and financing capability to be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $3.2 billion as of September 30, 2000) is classified as available for sale. Subject to the previously described regulations, these investments may be sold to fund working capital or for other purposes.

Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new technology, products and programs and may include acquisitions.

During 1999, we formed and initiated funding of the UnitedHealth Foundation. Through September 30, 2000, we have made contributions using a portion of our investment in WebMD Corporation common stock valued at approximately $100 million on the dates contributed. The UnitedHealth Foundation is dedicated to improving Americans' health and well-being by supporting consumer and physician education and awareness programs, generating objective information that will contribute to improving health care delivery, and sponsoring community-based health and well-being activities.

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

As of September 30, 2000, the Company's regulated subsidiaries had aggregate statutory capital and surplus of approximately $1.4 billion, compared with their aggregate minimum statutory capital and surplus requirements of approximately $400 million.

The National Association of Insurance Commissioners has adopted rules which set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. We do not expect these rules changes will require us to make significant incremental investments of general corporate resources into regulated subsidiaries.

Inflation

Although the general rate of inflation has remained relatively stable, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on anticipated health care costs, unique approaches to utilization review, and other health care cost containment measures. Specifically, health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and efficient delivery of specialty and hospital services.

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

Approximately $4.4 billion of our cash and investments at September 30, 2000 was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our Board of Directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in rates applicable to our fixed income portfolio at September 30, 2000, the fair value of our fixed income investments would decrease or increase by approximately $140 million.

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

In Re: Managed Care Litigation: MDL No. 1334.  The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other managed care industry members for the coordination of pre-trial proceedings. To date, three UnitedHealth Group litigation matters have been consolidated (including McRaney et al. v. UnitedHealthcare, Inc. and UnitedHealth Group filed on June 23, 2000, which was described in our Quarterly Report on Form 10-Q for the period ended June 30, 2000), with several other matters likely to be consolidated in the near future (including McRaney et al. v. UnitedHealthcare, Inc. and UnitedHealth Group filed on February 8, 2000 and Murphy et al. v. UnitedHealth Group filed on April 20, 2000, each of which has been described in previous periodic reports filed by us with the Securities and Exchange Commission). Generally, the claims made in this consolidated litigation allege violations of the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act ("RICO") in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for out-of-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, and we filed a motion to dismiss on October 4, 2000.

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

Item 5.  Other Information

In October 2000, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a 100 percent common stock dividend. The dividend is payable on December 22, 2000 to shareholders of record as of December 1, 2000.

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

                      UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 3, 2000
/s/ ARNOLD H. KAPLAN Arnold H. Kaplan	Chief Financial Officer	Dated: November 3, 2000
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Accounting Officer	Dated: November 3, 2000

UNITEDHEALTH GROUP
EXHIBITS

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 27	—	Financial Data Schedule
Exhibit 99	—	Cautionary Statements

QuickLinks

UNITEDHEALTH GROUP INDEX
Part I. Financial Information Item 1. Financial Statements (unaudited) UNITEDHEALTH GROUP CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data) (unaudited)
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
UNITEDHEALTH GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Part II. Other Information
SIGNATURES
UNITEDHEALTH GROUP EXHIBITS