Form 10-K
period 2000-12-31
UNITEDHEALTH GROUP INC
filed 2001-03-30
CIK 731766

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1321939 (I.R.S. Employer Identification No.)
UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE (Title of each class)	NEW YORK STOCK EXCHANGE, INC. (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2001, was approximately $18,972,661,725 (based on the last reported sale price of $59.66 per share on March 12, 2001, on the New York Stock Exchange).*

    As of March 12, 2001, 322,060,002 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Shareholders of Registrant for the fiscal year ended December 31, 2000. Certain information therein is incorporated by reference into Part II hereof.

    Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 9, 2001. Certain information therein is incorporated by reference into Part III hereof.

*Only shares of common stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

UnitedHealth Group Incorporated is a national leader in forming and operating markets for the exchange of health and well-being services. In our five primary businesses, we provide a broad spectrum of resources to help people improve their health and well-being through all stages of life.

Our Health Care Services segment consists of our UnitedHealthcare and Ovations businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers nationwide. Ovations is a business dedicated to advancing the health and well-being goals of Americans age 50 and older.

Our Uniprise business is devoted to serving the needs of large organizations. Its services include network-based health and well-being services on both an insured and a self-funded basis, business-to-business transactional infrastructure services and consumer connectivity, and technology support services.

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

Our Ingenix business is a leader in the field of health care data and information, research, analysis and application. Ingenix serves multiple health care market segments on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, care providers, large employers and government agencies.

While separate, our businesses remain interrelated as part of our health and well-being enterprise. Our businesses share customers, and in some instances, use common information systems and have access to shared administrative services.

UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms "we," "our" or the "Company" refer to UnitedHealth Group Incorporated and its subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (952) 936-1300.

HEALTH CARE SERVICES

Our Health Care Services segment consists of our UnitedHealthcare and Ovations businesses.

UnitedHealthcare

UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers nationwide. UnitedHealthcare provides commercial, Medicare and Medicaid health benefit products. The commercial product is primarily marketed to employers and other groups with less than 5,000 individuals. As of December 31, 2000, this business served approximately 7.4 million individuals. UnitedHealthcare also serves approximately 406,000 Medicare and 549,000 Medicaid eligible individuals. In some cases, UnitedHealthcare assumes the risk of both medical and administrative costs for its members in return for premium revenue. It accomplishes this through subsidiaries that are usually licensed as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") or insurers, depending upon state regulations. It also provides administrative and other management services to health plans and self-funded customers for which UnitedHealthcare receives a fee, as it does not assume the risk of health care costs.

UnitedHealthcare arranges access to care through more than 350,000 network physicians and 3,500 network hospitals across the United States. The consolidated purchasing power represented by the individuals we serve makes it possible for us to contract for cost-effective access to broad, convenient networks of care providers.

We believe that UnitedHealthcare's history of innovation distinguishes its product offerings from the competition. We design consumer-oriented health benefits and services that value individual choice and control in accessing health care. With our comprehensive Care Coordination™ philosophy, one of our goals is to make it easier for people to get the care they need, when they need it. We have programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients' stays in the hospital; assistance with a safe transition from the hospital; support for individuals at risk of needing intensive treatment; continuous coordination for people with chronic conditions; and pharmacy management, which promotes safe use of medications. We want consumers to be engaged and active participants in managing their own health and well-being. For example, UnitedHealthcare's multi-layered pharmacy benefit program provides access to a wide range of generic and brand-name drugs. Individuals who choose to use generic drugs pay less, while those who prefer to use brand-name drugs pay more. UnitedHealthcare's agreement with Merck Medco Managed Care L.L.C. is an important part of this program. In addition, UnitedHealthcare was an early leader in offering open access products, which allow individuals to schedule appointments directly with specialists without a referral from a primary care physician. Further, UnitedHealthcare offers Web sites that enable access to a variety of information, including a directory of network physicians and hospitals, reports on thousands of health topics and a health profile tailored to individual interests.

Ovations

Ovations is a business dedicated to advancing the health and well-being goals of Americans age 50 and older. Ovations is one of the few companies fully dedicated to this market segment. As a part of this business, in January 1998, we began a 10-year partnership with AARP, currently providing Medicare Supplement and Hospital Indemnity insurance to more than 3.5 million AARP members. Recently, Ovations introduced AARP Eye Health Services to offer affordable eye exams, complimentary glaucoma screenings and discounts on eyewear. Ovations' Medicare Supplement Pharmacy Service addresses one of the most significant cost problems facing older Americans – prescription drug costs. Ovations also developed an offering with lower cost Medicare supplement coverage that provides a hospital network and 24-hour access to health care information from nurses.

The EverCare® unit of Ovations provides a broad spectrum of health care services to older Americans. EverCare has innovative programs to detect and treat common conditions – such as pneumonia and other infections, congestive heart failure, hip fractures and medication side effects – which are among the top reasons for hospital admissions among older individuals. These services are provided to individuals living in long-term care settings, primarily through nurse practitioners. As of December 31, 2000, EverCare was available in ten markets in nine states, with expansion into additional markets and new service offerings anticipated. Effective February 2001, EverCare merged its operations with those of Lifemark Corporation to become the nation's largest enterprise dedicated exclusively to the health and well-being needs of the frail, vulnerable and chronically ill.

UNIPRISE

Uniprise is a business devoted to serving the needs of large organizations. We offer consumers access to the full spectrum of health and well-being products and services available anywhere in the marketplace, through one efficient and unified source. Our core competencies are in health care, large volume transaction management, large-scale benefit design and administration for large organizations, and innovative technology solutions designed to transform complex administrative processes into efficient, high quality automated processes. We design and market leading-edge health and well-being services, enabling large organizations to offer custom health benefit programs to their employees. Uniprise is the business through which large employers can access not only our services, but also all of UnitedHealth Group's network-based medical, insurance and specialty services, with a large variety of funding arrangements. As of December 31, 2000, Uniprise provided services to over 260 clients, representing approximately 6.7 million individuals, including more than one-fourth of the Fortune 500 companies.

Uniprise also offers human resources and benefit administration outsourcing services to large organizations, including but not limited to call center services, enrollment services, and defined benefit and contribution plan support services. Uniprise also provides claim and customer services and technological solutions for seven non-UnitedHealthcare health plans, which serve approximately 1.2 million individuals.

SPECIALIZED CARE SERVICES

Specialized Care Services is a portfolio of specialized health and well-being companies, each serving a specific market need with a unique blend of benefits, provider networks, services and resources. We are uniquely positioned to provide comprehensive offerings that are focused on highly specialized health care needs. These offerings are sold to and through other UnitedHealth Group businesses as well as to unrelated entities, including HMOs, PPOs, insurers, reinsurers, third-party administrators ("TPAs"), labor unions, employers and state and federal government customers. We are generally compensated on an administrative service fee basis although for certain managed behavioral health, dental, vision and stop loss products we assume risk for health care expenses.

Through United Behavioral Health ("UBH") and its affiliated companies, we provide behavioral health care management services, employee assistance programs and psychiatric disability management services. UBH's care management staff and extensive network of contracted mental health professionals represent the core of its product offerings. UBH's services and products reach almost 19 million individuals.

Optum® provides health information assistance, support and related services all designed to improve the health and well-being of the approximately 20 million individuals it serves. Through multiple access points, including the Internet, telephone, audio tapes, print and in-person consultations, we help consumers address daily living concerns, make informed health care decisions and become more effective health care consumers.

Acquired in June 1999, Dental Benefit Providers ("DBP"), provides management services for dental care benefits. Through an extensive network of contracted dental providers, DBP and its affiliates manage dental benefit offerings for more than 2.4 million individuals. DBP's products are distributed primarily through unaffiliated HMOs and insurers to commercial, Medicare and Medicaid populations. DBP also offers its products and services to and through UnitedHealth Group affiliates and has expanded its offering of both network based and indemnity dental care plan designs.

United Resource Networks ("URN") is the gateway to leading critical care and chronic care programs at more than 55 of the most widely recognized medical centers in the United States. URN negotiates fixed, competitive rates for high-cost, complex health care services. Access to URN's programs and services is available to over 2,200 payers representing approximately 44 million individuals.

National Benefit Resources ("NBR") is a managing general underwriter that originates and administers medical stop loss insurance provided to employers with self-funded employee benefit plans. Acquired in November 1999, NBR markets stop loss coverage primarily through 269 TPAs located throughout the United States. NBR distributes to its customer base certain products and services of other Specialized Care Services' businesses, including those of URN and Optum.

Coordinated Vision Care ("CVC") represents Specialized Care Services' platform for entry into the vision care market. Founded in August 1998, CVC has developed a business model that will enhance the value of existing vision benefits through coordinating the delivery of vision care services and ophthalmic materials. CVC's immediate focus is to manage vision benefits for UnitedHealthcare members, but it also plans to market its services to our other businesses and unaffiliated managed health care organizations in the future. We hold a controlling interest in CVC.

INGENIX

Our Ingenix business is a leader in the field of health care data and information, research, analysis and application. Ingenix serves multiple health care market segments on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, care providers, large employers and government agencies. Early in 2000, Ingenix was aligned into two primary operating divisions: Ingenix Health Information and Ingenix Pharmaceutical Services.

Ingenix Health Information offers three broad types of products and services: data and software products and services, consulting services and publications. Our consulting services focus on actuarial and financial disciplines, product development, provider contracting and medical policy and management. We publish print and electronic media products that provide information regarding coding, reimbursement, billing, compliance and other general health care issues. We also provide a wide variety of data and software services and products, including databases for benchmarking and fee schedule creation, software to analyze and report cost and utilization of services, data management services, HEDIS reporting, fraud and abuse detection services, claims editing software and reimbursement systems audits.

Ingenix Pharmaceutical Services provides product development and marketing-related services for pharmaceutical, biotechnology and medical device manufacturers on a global basis. Services include finding and training investigators and recruiting patients, developing research protocols, providing regulatory assistance, data collection and management, biostatistical analysis, pharmacoeconomic and safety research, medical education programs, medical writings and general project management.

EXPANSION AND DIVESTITURE OF OPERATIONS

We continually evaluate expansion and divestiture opportunities and, in the normal course of business, often consider whether to sell certain businesses or stop offering certain products or services. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. During 2000, we completed several acquisitions and also sold or terminated certain lines of business and ceased offering some products, all as part of our ongoing emphasis on our strategic focus. Further, we devote significant attention to developing new products and services in the health and well-being sector as we have broadly defined it.

If we were to make any particular acquisition, it may affect our ability to integrate and manage our overall business effectively. Integration activities relating to acquisitions may increase costs, affect membership, affect revenue and earnings growth and adversely affect our financial results.

GOVERNMENT REGULATION

Most of our health and well-being services are heavily regulated. This regulation can vary significantly from jurisdiction to jurisdiction. Federal and state regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These revisions could affect our operations and financial results. Enactment of federal and state managed care laws and regulations can also affect our businesses. Examples of such laws and regulations include: health plan liability laws; physician prompt pay laws; restrictions on the use and disclosure of individually identifiable medical and claims data; mandated benefits; limits on contractual terms with providers, including audit, payment and termination provisions; implementation of a mandatory third party review process for coverage denials; and other laws and limits on utilization management. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make compliance an important focus.

Federal Programs

UnitedHealthcare's health plans that have Medicare+Choice contracts are regulated by the Health Care Financing Administration ("HCFA"). HCFA has the right to audit such health plans in order to determine each plan's compliance with HCFA's contracts and regulations and the quality of care being given to members. The law enforcement environment with respect to health care issues make compliance in this product line a continuing challenge. Some of UnitedHealthcare's health plans also have Medicaid and State Children's Health Insurance Program contracts that are subject to federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. Further, some of UnitedHealthcare's health plans have contracts to participate in the federal employees health benefits program ("FEHBP"). These contracts are subject to extensive regulation, including complex rules regarding premiums charged. FEHBP is authorized to audit, retroactively, the rates charged and seek premium refunds or institute other sanctions against health plans that participate in the program, depending on the outcome of such audits. We believe we are in compliance in all material respects with these regulations.

State Regulation

All of the states in which our subsidiaries offer insurance and HMO products regulate the activities of those products and operations. Most states require periodic financial reports and impose minimum capital or restricted cash reserve requirements. Many of UnitedHealthcare's health plans and each of our insurance subsidiaries are regulated under state insurance holding company regulations. Such regulations generally require registration with the state department of insurance and the filing of certain reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of acquisitions and certain material inter-company transfers of assets, as well as certain transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our subsidiaries or products may by subject to PPO, managed care organization ("MCO") or TPA regulations and licensure requirements. These regulations differ greatly from state to state, but generally contain network, contracting, financial and reporting requirements. Many states also have enacted laws and/or adopted regulations governing utilization review activities, and these laws may apply to some of our operations. Generally, these laws and regulations set specific standards for delivery of services, confidentiality of member health information, staffing and policies and procedures of private review entities, including the credentials required of personnel. To date, these various laws and regulations have not materially affected our financial position or results of operations.

HIPAA

The standards of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA's administrative simplification provisions, establishing new standards for electronic transactions, as well as for the privacy and the security of protected health information, and standardizing national provider and employer identifiers, are in the process of regulatory completion. It is uncertain when these new rules will become effective. HIPAA's coverage-related provisions have been implemented through regulation and include guarantees of the availability and renewability of health insurance for certain employees and individuals; limits on termination options and on the use of preexisting condition exclusions; prohibitions against discriminating on the basis of health status; and requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers.

We do not believe that compliance with those aspects of HIPAA currently in effect and those in the process of regulatory completion, if adopted as currently proposed, will have a material adverse effect on our financial condition or results of operations. The law is far-reaching and complex, however, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Significant enforcement responsibilities for HIPAA's provisions have been given to the states, and it is unclear how HIPAA's administrative simplification rules, particularly those regarding data privacy, will interact with existing or emerging state law. Different approaches to HIPAA's provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), regulates how goods and services are provided to or through certain types of employer sponsored health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor ("DOL") as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. For example, the DOL has issued a complex set of claim regulations which will require changes to operations and may lead to increased litigation activity.

Fraud and Abuse

Investigating and prosecuting health care fraud and abuse is a top priority for the nation's law enforcement entities. The funding of such law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare, Medicaid and the FEHBP. We participate in these programs. The regulations and contractual requirements applicable to participants in these programs are complex and changing. We have re-emphasized our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical regulatory scheme mean that compliance efforts in this area will continue to require significant resources.

Audits and Investigations

We are regularly subject to governmental audits, investigations and enforcement actions. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. In addition, a state department of insurance or other state or federal authority (including HCFA and the Office of the Inspector General) may from time to time begin a special audit of one of our health plans, our insurance plans and products or one of our other operations regarding issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage of medically necessary care, including emergency room care. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by HCFA, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

International Regulation

Our Ingenix and UnitedHealthcare segments both have limited international operations. As of December 31, 2000, Ingenix had operations in 22 countries principally related to its pharmaceutical services business, and UnitedHealthcare's international division operated health companies or offered consulting services in eight markets around the world. These international operations are subject to different legal and regulatory requirements in local jurisdictions, including various tax, tariff and trade regulations as well as employment, intellectual property and investment rules and laws.

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

COMPETITION

As a diversified health and well-being services company with a scope that extends far beyond the traditional boundaries of managed health care companies, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, employer groups which have elected to self-insure, health care providers which have formed networks to directly contract with employers and various information and consulting companies. New entrants into the markets in which we compete as well as consolidation within these markets also contribute to this competitive environment. We believe that the principal competitive factors affecting us and our products and services include the offering of innovative products, consumer satisfaction, the level and quality of products and services, network capabilities, price, market share, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

We currently believe that our competitive strengths include the customer focus resulting from our operational realignment. Each UnitedHealth Group business represents a strategic platform from which we can grow vertically, within specific markets. These businesses are anchored in a common pursuit of improved health and well being, exploiting three core competencies: network management, knowledge and information and service infrastructure. Other strengths include the breadth and quality of our products, our geographic scope and diversity, our Care Coordination program, our disciplined underwriting and pricing practices and staff, our significant market position in certain geographic areas, the strength of our distribution network, our financial strength, our generally large provider networks that provide more consumer choice, our point-of-service products, our experience and our generally favorable marketplace reputation. However, in some markets we may be at a disadvantage for a number of reasons, including competitors with more resources, longer operating histories, larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or more established names and reputations. These competitive factors could adversely affect our business and operating results.

EMPLOYEES

As of December 31, 2000, we employed approximately 30,000 individuals. The Company believes its employee relations are good.

CAUTIONARY STATEMENTS

The statements contained in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of our Annual Report to Shareholders incorporated by reference in this document, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

Health Care Costs

We use a large portion of our revenue to pay the costs of health care services or supplies delivered to our members. Total health care costs are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, competition, regulations and other factors may and often do cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, medical cost inflation, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. In addition, the financial results we report for any particular period include estimates of claims incurred that have not yet been received or processed. Because of these estimates, our earnings may be adjusted later to reflect the actual costs. Relatively insignificant changes in medical costs as a percentage of premium revenues, because of the narrow margins of our health plan business, can create significant changes in its financial results.

Industry Factors

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

Competition

In many of our geographic or product markets, we compete with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. We believe the barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to new providers of health and well being services. Certain of our customers may decide to perform for themselves functions or services we provide, which would decrease our revenues. Certain of our contracted providers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred in the industry in which we operate as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers or providers, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be adversely affected.

AARP Contract

Under our long-term contract with AARP, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of December 31, 2000, our portion of AARP's insurance program represents approximately $3.5 billion in annual net premium revenue from approximately 3.5 million AARP members. The success of the AARP arrangement will depend, in part, on our ability to service these members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP.

Medicare Operations

In the second quarter of 1998, we experienced a significant rise in the medical care ratio for our Medicare operations. The increase in medical costs was primarily due to the business growth in new markets with higher and more volatile medical cost trends, coupled with lower reimbursement rates. In response, we have withdrawn our Medicare product offerings from a number of counties and filed significant benefit adjustments. These and other actions have reduced Medicare enrollment and may result in further withdrawals of Medicare product offerings, when and as permitted by our contracts with HCFA. We are precluded from re-entering the counties from which we have withdrawn our Medicare product offerings until 5 years after the respective effective date of withdrawal.

We will continue to offer Medicare products in strong and economically viable markets. However, our ability to improve the financial results of our Medicare operations will depend on a number of factors, including future premium increases, growth in markets where we have achieved sufficient size to operate efficiently, benefit design, provider contracting and other factors. There can be no assurance that we will be able to successfully prevent future losses on our Medicare operations.

Government Programs and Regulation

Our business is heavily regulated at federal, state and local levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. We must obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect our revenue or could increase our costs. We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or reduce or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past and may also do so in the future.

State legislatures and Congress continue to focus on health care issues. Congress is considering various forms of Patients' Bill of Rights legislation which, if adopted, could fundamentally alter ERISA's treatment of liability for noncompliance, fiduciary breach of contract and improper coverage denials. Additionally, there recently have been federal and state legislative attempts to limit ERISA's preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. Other proposed bills and regulations at state and federal levels may impact certain aspects of our business including provider contracting, claims payments and processing, confidentiality of health information and government-funded programs. Further, tax code changes considered from time to time by Congress may make it easier and more cost effective for employers to establish defined contribution plans. While we cannot predict if any of these initiatives will ultimately become binding law or regulation, or if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business to new health care funding arrangements. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make it difficult to ensure compliance.

We are also subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by HCFA, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys.

Our operations are conducted through our wholly owned subsidiaries, which include HMOs and insurance companies. These companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by our regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

Provider Relations

One of the significant techniques we use to manage health care costs and facilitate care delivery is contracting with physicians, hospitals and other providers. Because our health plans are geographically diverse and most of those health plans contract with a large number of providers, we currently believe our aggregate exposure to provider relations issues is limited. A number of organizations are advocating for legislation that would exempt certain providers from federal and state antitrust laws, the adoption of which could impact this assessment. In any particular market, providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers and members, or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

Litigation and Insurance

We may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competition and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business, including actions alleging claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements; disputes over copayment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance. A number of class action lawsuits have been filed against us and certain of our competitors in the managed care business. The suits are purported class actions on behalf of all of our managed care members and network providers for alleged breaches of federal statutes, including ERISA and the Racketeer Influenced Corrupt Organization Act ("RICO"). While we believe these suits against us are without merit and we intend to defend our position vigorously, we will incur expenses in the defense of these matters and we cannot predict their outcome.

Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic, treble or punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Information Systems

Our businesses depend significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, HIPAA's administrative simplification provisions and the DOL's claim processing regulations may ultimately require significant changes to current systems. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately. As a result of our acquisition activities, we have acquired additional systems and have been taking steps to reduce the number of systems and have upgraded and expanded our information systems capabilities. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, issues in determining medical cost estimates, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

Administration and Management

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

Marketing

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

Acquisitions and Dispositions

We have an active ongoing acquisition and disposition program under which we may engage in transactions involving the acquisition or disposition of assets, products or businesses, some or all of which may be material. These transactions may entail certain risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs or customer confusion or dissatisfaction.

Data and Proprietary Information

Many of the products that are part of our knowledge and information-related business depend significantly on the integrity of the data on which they are based. If the information contained in our databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of our database-related products would be adversely and materially affected. Furthermore, the use of individually identifiable data by our businesses is regulated at federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from certain of our products or services and, more generally, affect our business, financial condition and results of operations.

There are various legislative and regulatory proposals currently under consideration that address the use and maintenance of individually identifiable health data, including regulations promulgated pursuant to HIPAA. Compliance with these proposals could result in cost increases due to necessary systems changes and the development of new administrative processes. Additionally, if enacted, some of these proposals may impose restrictions on our use of patient data.

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

Financial Outlook

From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risk and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential shareholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

Stock Market

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	First Elected as Executive Officer
William W. McGuire, M.D	52	Chairman, Chief Executive Officer and Director	1988
Stephen J. Hemsley	48	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	41	Chief Financial Officer and Chief Accounting Officer	2001
David J. Lubben	49	General Counsel and Secretary	1996
Lois E. Quam	39	Chief Executive Officer, Ovations	1998
Jeannine M. Rivet	52	Executive Vice President and Chief Executive Officer, Ingenix	1998
Robert J. Sheehy	43	Chief Executive Officer, UnitedHealthcare	2001
R. Channing Wheeler	49	Chief Executive Officer, Uniprise	1998

The Company's Board of Directors elects executive officers annually. The Company's executive officers serve until their successors are duly elected and qualified.

Dr. McGuire is the Chairman of the Board of Directors and Chief Executive Officer of UnitedHealth Group. Dr. McGuire joined UnitedHealth Group as Executive Vice President in November 1988 and became its Chief Executive Officer in February 1991. Dr. McGuire also served as UnitedHealth Group's Chief Operating Officer from May 1989 to June 1995 and as its President from November 1989 until May 1999.

Mr. Hemsley is the President and Chief Operating Officer of UnitedHealth Group and has been a member of the Board of Directors since February 2000. Mr. Hemsley joined UnitedHealth Group in May 1997 as Senior Executive Vice President. He became Chief Operating Officer in September 1998 and was named President in May 1999. Prior to joining UnitedHealth Group, Mr. Hemsley was with Arthur Andersen LLP where he served since 1974 in various capacities, including Chief Financial Officer and Managing Partner, Strategy and Planning. Mr. Hemsley is also a director of Damark International, Inc.

Mr. Erlandson joined UnitedHealth Group in 1997. He became Chief Accounting Officer in September 1998 and was named Chief Financial Officer in January 2001. Prior to joining UnitedHealth Group, Mr. Erlandson was a partner with Arthur Andersen LLP where he served in various capacities from 1981 to 1997.

Mr. Lubben became UnitedHealth Group's General Counsel and Secretary in October 1996. Prior to joining UnitedHealth Group, he was a partner in the law firm of Dorsey & Whitney LLP. Mr. Lubben first became associated with Dorsey & Whitney in 1977.

Ms. Quam joined UnitedHealth Group in 1989 and became the Chief Executive Officer of Ovations in April 1998. Prior to April 1998, Ms. Quam served in various capacities including Chief Executive Officer, AARP Division; Vice President, Public Sector Services; and Director, Research. Prior to joining UnitedHealth Group, Ms. Quam served as Research Director from 1987-1989 for Partners National Health Plan.

Ms. Rivet joined UnitedHealth Group in June 1990 and became Executive Vice President and Chief Executive Officer of Ingenix in January 2001. Ms. Rivet was an Executive Vice President of UnitedHealthcare from October 1994 to March 1998 and served as the Chief Executive Officer of UnitedHealthcare from April 1998 to December 2000. She served as UnitedHealth Group's Senior Vice President, Health

Plan Operations from September 1993 to September 1994 and its Vice President of Health Service Operations from June 1990 to September 1993.

Mr. Sheehy joined UnitedHealth Group in 1992 and became Chief Executive Officer of UnitedHealthcare in January 2001. From April 1998 to December 2000, he was President of UnitedHealthcare. Prior to April 1998, Mr. Sheehy served in various capacities with UnitedHealth Group, including Chief Executive Officer of United HealthCare of Ohio.

Mr. Wheeler joined UnitedHealth Group in March 1995 and became Chief Executive Officer of Uniprise in May 1998. Prior to May 1998, he served in various capacities with UnitedHealth Group including Chief Executive Officer, Northeast Health Plans.

ITEM 2.	PROPERTIES

As of December 31, 2000, the Company leased approximately 1.7 million aggregate square feet of space for its principal administrative offices in the greater Minneapolis/St. Paul, Minnesota area and in Hartford, Connecticut. Excluding these areas, as of December 31, 2000, the Company leased approximately 5.6 million aggregate square feet in the United States and Europe. Such space accommodates health plans, managed care services, specialty programs or satellite administrative offices. The Company's leases expire at various dates through May 31, 2025. As of December 31, 2000, the Company owned approximately 121,500 aggregate square feet of space for administrative offices in various states.

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

In Re: Managed Care Litigation: MDL No. 1334. The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other managed care industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising member claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims based on the denial or delay of claim reimbursement. The consolidated suits seek declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. In the provider track litigation, the judge dismissed, with prejudice, the federal prompt pay claims and, without prejudice, all RICO and state prompt pay claims. On March 26, 2001, the plaintiffs in the provider track litigation filed an amended complaint which repled the RICO and state prompt pay claims.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for out-of-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. We filed a motion to dismiss on October 4, 2000.

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

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Investor Information" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference. As of March 12, 2001, the Company had 13,279 shareholders of record.

ITEM 6.	SELECTED FINANCIAL DATA

The information contained under the heading "Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained under the heading "Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements together with the Report of Independent Public Accountants thereon appearing on pages 30 through 49 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 2001 is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions that appears under the heading "Certain Relationships and Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001 is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

  The following consolidated financial statements of the Company are included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 and are incorporated herein by reference:

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

      Consolidated Balance Sheets as of December 31, 2000 and 1999.

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

      Notes to Consolidated Financial Statements.

      Report of Independent Public Accountants.

(a) 2. Financial Statement Schedules

  None

(a) 3. Exhibits

3(a)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
3(b)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-55666))
4(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b)	Amendment to Senior Indenture, dated as of November 6, 2000, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 17, 2000)
4(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10(a)	United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended
*10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 14, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
*10(c)	United HealthCare Corporation Non-employee Director Stock Option Plan, as amended
*10(d)	UnitedHealth Group Incorporated Leadership Results Plan
*10(e)	UnitedHealth Group Incorporated's 2001 Executive Savings Plan Brochure
*10(f)	Supplemental Long Term Executive Compensation Plan

*10(g)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
*10(h)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement
*10(i)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
*10(j)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement
*10(k)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy
*10(l)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc.
*10(m)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson
*10(n)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
*10(o)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
*10(p)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended
†10(q)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
†10(r)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996)
†10(s)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(t)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(u)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(v)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C.

11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading "Net Earnings (Loss) Per Common Share" in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000
21	Subsidiaries of the Company
23	Consent of Independent Public Accountants
24	Power of Attorney
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) Reports on Form 8-K

The Company filed one Current Report on Form 8-K during the quarter ended December 31, 2000. This Current Report, which was filed on November 17, 2000, reported the sale by the Company of $400,000,000 principal amount of its 7.50% Notes due November 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001
UNITEDHEALTH GROUP INCORPORATED
	By:	/s/ William W. McGuire, M.D.
William W. McGuire, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. McGuire, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	March 29, 2001
/s/ Patrick J. Erlandson Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	March 29, 2001
* William C. Ballard, Jr.	Director	March 29, 2001
* Richard T. Burke, Sr.	Director	March 29, 2001
* Stephen J. Hemsley	Director	March 29, 2001
* James A. Johnson	Director	March 29, 2001
* Thomas H. Kean	Director	March 29, 2001
* Douglas W. Leatherdale	Director	March 29, 2001
* Walter F. Mondale	Director	March 29, 2001
* Mary O. Mundinger	Director	March 29, 2001

* Robert L. Ryan	Director	March 29, 2001
* William G. Spears	Director	March 29, 2001
* Gail R. Wilensky	Director	March 29, 2001
*By	/s/ David J. Lubben
David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Number	Description
3(a)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
3(b)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-55666))
4(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b)	Amendment to Senior Indenture, dated as of November 6, 2000, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 17, 2000)
4(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10(a)	United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended
10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 14, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10(c)	United HealthCare Corporation Non-employee Director Stock Option Plan, as amended
10(d)	UnitedHealth Group Incorporated Leadership Results Plan
10(e)	UnitedHealth Group Incorporated's 2001 Executive Savings Plan Brochure
10(f)	Supplemental Long Term Executive Compensation Plan
10(g)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10(h)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement
10(i)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10(j)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement
10(k)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy
10(l)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc.
10(m)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson
10(n)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
10(o)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10(p)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended
†10(q)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
†10(r)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996)
†10(s)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(t)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(u)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(v)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C.
11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading "Net Earnings (Loss) Per Common Share" in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000
21	Subsidiaries of the Company
23	Consent of Independent Public Accountants
24	Power of Attorney
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

PART I
EXPANSION AND DIVESTITURE OF OPERATIONS
GOVERNMENT REGULATION
PART II
PART III
PART IV
EXHIBIT INDEX