Form 10-K/A
period 2000-12-31
UNITEDHEALTH GROUP INC
filed 2001-04-02
CIK 731766

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

Dated: April 2, 2001
UNITEDHEALTH GROUP INCORPORATED
	By:	/s/ William W. McGuire, M.D.
William W. McGuire, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. McGuire, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	April 2, 2001
/s/ Patrick J. Erlandson Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	April 2, 2001
* William C. Ballard, Jr.	Director	April 2, 2001
* Richard T. Burke, Sr.	Director	April 2, 2001
* Stephen J. Hemsley	Director	April 2, 2001
* James A. Johnson	Director	April 2, 2001
* Thomas H. Kean	Director	April 2, 2001
* Douglas W. Leatherdale	Director	April 2, 2001
* Walter F. Mondale	Director	April 2, 2001
* Mary O. Mundinger	Director	April 2, 2001

* Robert L. Ryan	Director	April 2, 2001
* William G. Spears	Director	April 2, 2001
* Gail R. Wilensky	Director	April 2, 2001
*By	/s/ David J. Lubben
David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Number	Description
3(a)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
3(b)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-55666))
4(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b)	Amendment to Senior Indenture, dated as of November 6, 2000, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 17, 2000)
4(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10(a)	United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 14, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10(c)	United HealthCare Corporation Non-employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(d)	UnitedHealth Group Incorporated Leadership Results Plan (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(e)	UnitedHealth Group Incorporated's 2001 Executive Savings Plan Brochure (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(f)	Supplemental Long Term Executive Compensation Plan (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(g)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10(h)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(i)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10(j)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(k)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10(l)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(m)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
10(n)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
10(o)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
10(p)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
†10(q)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
†10(r)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996)
†10(s)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(t)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(u)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(v)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C. (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading "Net Earnings (Loss) Per Common Share" in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
23	Consent of Independent Public Accountants

24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

EXHIBIT INDEX