Form 10-Q
period 2001-03-31
UNITEDHEALTH GROUP INC
filed 2001-05-15
CIK 731766

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

As of May 7, 2001, 317,183,825 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

INDEX

Part I. Financial Information

Item 1. Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and Cash Equivalents	$1,319	$1,419
Short-Term Investments	180	200
Accounts Receivable, net	895	867
Assets Under Management	1,691	1,646
Other Current Assets	307	273

Total Current Assets	4,392	4,405
Long-Term Investments	3,625	3,434
Property and Equipment, net	332	303
Goodwill and Other Intangible Assets, net	3,004	2,911

TOTAL ASSETS	$11,353	$11,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,349	$3,266
Accounts Payable and Accrued Liabilities	1,123	1,050
Other Policy Liabilities	1,329	1,216
Commercial Paper and Current Maturities of Long-Term Debt	460	559
Unearned Premiums	513	479

Total Current Liabilities	6,774	6,570
Long-Term Debt	650	650
Deferred Income Taxes and Other Liabilities	147	145

Commitments and Contingencies (Note 10)
Shareholders' Equity
Common Stock, $.01 par value; 500,000,000 shares authorized; 315,343,000 and 317,235,000 issued and outstanding	3	3
Additional Paid-in Capital	—	—
Retained Earnings	3,687	3,595
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	92	90

Total Shareholders' Equity	3,782	3,688

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,353	$11,053

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2001	2000
REVENUES
Premiums	$5,044	$4,571
Management Services Fees	562	471
Investment and Other Income	74	57

Total Revenues	5,680	5,099

MEDICAL AND OPERATING COSTS
Medical Costs	4,306	3,903
Operating Costs	945	861
Depreciation and Amortization	64	62

Total Medical and Operating Costs	5,315	4,826

EARNINGS FROM OPERATIONS	365	273
Interest Expense	(23)	(17)

EARNINGS BEFORE INCOME TAXES	342	256
Provision for Income Taxes	(130)	(82)

NET EARNINGS	$212	$174

BASIC NET EARNINGS PER COMMON SHARE	$0.67	$0.53

DILUTED NET EARNINGS PER COMMON SHARE	$0.64	$0.52

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	317.7	329.0
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	14.3	8.2

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	332.0	337.2

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net Earnings	$212	$174
Noncash Items:
Depreciation and Amortization	64	62
Deferred Income Taxes and Other	6	44
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	(28)	(11)
Medical Costs Payable	55	95
Accounts Payable and Other Current Liabilities	135	5
Unearned Premiums	31	(3)

Cash Flows From Operating Activities	475	366

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(13)	(68)
Purchases of Property and Equipment and Capitalized Software	(92)	(49)
Purchases of Investments	(413)	(621)
Maturities and Sales of Investments	272	452

Cash Flows Used For Investing Activities	(246)	(286)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	44	33
Common Stock Repurchases	(274)	(347)
Repayments of Commercial Paper, net	(99)	(95)

Cash Flows Used For Financing Activities	(329)	(409)

DECREASE IN CASH AND CASH EQUIVALENTS	(100)	(329)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,419	1,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,319	$1,276

Supplementary schedule of non-cash investing activities:
Common stock issued for acquisitions	$82	$—

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the "Company," "we," "us," and "our" in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include certain amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs, medical costs payable, other policy liabilities and intangible asset valuations relating to acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The impact of any changes in estimates is included in the determination of earnings in the period of change.

Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through March 31, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,100 people, pursuant to the Plan. The remaining positions are expected to be eliminated during 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three months ended March 31, 2000, our accompanying Consolidated Statement of Operations includes $104 million of revenues and $0 operating earnings (losses) from businesses disposed of and markets exited in connection with the operational realignment. Additionally, UnitedHealthcare withdrew its Medicare product offerings from certain targeted counties effective January 1, 2001. Annual revenues for 2000 from the counties exited effective January 1, 2001, were approximately $320 million.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three months ended March 31, 2001 and 2000, we incurred expenses of approximately $10 million and $9 million, respectively, related to these activities. The Plan anticipated substantial completion in 1999. However, some initiatives, including the consolidation of certain claim and administrative processing functions and certain divestitures and market realignment activities are requiring additional time to complete in the most effective manner. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

The table below is a roll-forward of accrued operational realignment and other charges, which are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Balance Sheets, through March 31, 2001 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges (Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges (Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(24)	(20)	(18)	(62)

Balance at December 31, 2000	—	11	42	12	65
Cash Payments	—	(1)	(4)	(1)	(6)

Balance at March 31, 2001	$—	$10	$38	$11	$59

3.  Cash and Investments

As of March 31, 2001, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,319	$—	$—	$1,319
Debt Securities—Available for Sale	3,322	138	(7)	3,453
Equity Securities—Available for Sale	224	25	(6)	243
Debt Securities—Held to Maturity	109	—	—	109

Total Cash and Investments	$4,974	$163	$(13)	$5,124

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments, excluding UnitedHealth Capital investments, as follows:

	2001	2000
Gross Realized Gains	$4	$4
Gross Realized Losses	(5)	(8)

Net Realized Losses	$(1)	$(4)

During the first quarter of 2000, we contributed UnitedHealth Capital investments valued at approximately $52 million to the UnitedHealth Foundation. The resulting realized gain of approximately $51 million was offset by the related contribution expense of $52 million. The $1 million net expense of this transaction is included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations.

4.  Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	March 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$310	$310	$409	$409
Floating Rate Notes due November 2001	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	256	250	250
7.5% Senior Unsecured Notes due November 2005	400	424	400	413

Total Commercial Paper and Debt	1,110	1,140	1,209	1,222
Less: Current Maturities	(460)	(460)	(559)	(559)

Total Long-Term Debt	$650	$680	$650	$663

As of March 31, 2001, we had $310 million of commercial paper outstanding, with interest rates ranging from 5.2% to 5.5%. In November 1999, we issued a $150 million two-year floating rate note. The interest rate is adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.5%. As of March 31, 2001, the applicable rate on the note was 5.9%.

In July 2000, we executed new credit arrangements, supporting our commercial paper program for an aggregate of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million, 364-day facility, expiring in July 2001. We also have the capacity to issue approximately $200 million of extendible commercial notes ("ECNs"). At March 31, 2001, we had no amounts outstanding under our credit facilities or ECN program.

Our debt agreements and credit arrangements contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

5.  AARP Contract

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

We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2001	December 31, 2000
Assets Under Management	$1,671	$1,625
Accounts Receivable	$283	$277
Medical Costs Payable	$842	$855
Other Policy Liabilities	$1,020	$932
Accounts Payable and Accrued Liabilities	$92	$115

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

6.  Stock Repurchase Program

Under the Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2001 we repurchased 5.2 million shares at an aggregate cost of $299 million. Through March 31, 2001, we have repurchased 98.1 million shares for an aggregate cost of $2.9 billion since the inception of the program in November 1997. As of March 31, 2001, we have Board of Directors' authorization to purchase up to an additional 23.1 million shares of our common stock.

As a component of our share repurchase activities, we have entered into agreements to purchase shares of our common stock, where the number of shares we purchase, if any, is dependent upon market conditions and other contractual terms. As of March 31, 2001, we have agreements to purchase up to 10.7 million shares of our common stock at various times through 2003, at an average cost of approximately $49 per share.

7.  Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders for the three month periods ended March 31 (in millions):

	2001	2000
Net Earnings	$212	$174
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	2	(69)

Comprehensive Income	$214	$105

8.  Subsequent Event

On May 9, 2001, our shareholders approved an increase in the number of shares of common stock we are authorized to issue from 500,000,000 to 1,500,000,000.

9.  Segment Financial Information

Our reportable operating segments are organized and defined by a combination of business characteristics, including the types of products and services offered and customer segments served by each segment. The following is a description of the types of products and services from which each of our business segments derives its revenues:

  •
  Health Care Services consists of the UnitedHealthcare and Ovations businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers nationwide. Ovations, which administers Medicare Supplement benefits on behalf of AARP, offers health and well-being services for Americans age 50 and older.

  •
  Uniprise provides network based health and well-being services, business-to-business transactional infrastructure services, consumer connectivity, and technology support for large employers and health plans.

  •
  Specialized Care Services is an expanding portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, provider networks, services and resources.

  •
  Ingenix is a leader in the field of health care data and information, research analysis and application, serving pharmaceutical companies, health insurers and payers, care providers, large employers and governments.

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

The following tables present segment financial information for the three-month periods ended March 31, 2001 and 2000 (in millions):

First Quarter 2001	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,900	$457	$173	$76	$—	$5,606
Revenues—Intersegment	—	142	129	26	(297)	—
Investment and Other Income	62	8	4	—	—	74

Total Revenues	$4,962	$607	$306	$102	$(297)	$5,680

Earnings from Operations	$226	$90	$51	$6	$(8)	$365

First Quarter 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,481	$389	$112	$60	$—	$5,042
Revenues—Intersegment	—	122	114	20	(256)	—
Investment and Other Income	48	5	1	—	3	57

Total Revenues	$4,529	$516	$227	$80	$(253)	$5,099

Earnings from Operations	$172	$66	$38	$3	$(6)	$273

10. Commitments and Contingencies

Governmental Regulation

Our businesses are regulated at federal, state, local and international levels. The laws and rules governing our businesses are subject to frequent change and broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability for medical malpractice or other actions. Further, we must obtain and maintain regulatory approvals to market many of our products.

We are also subject to various governmental reviews, audits and investigations. However, we do not believe the results of any current audits, reviews, or investigations, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and commercial premiums receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited to the large number of employer groups that comprise our customer base. As of March 31, 2001, there were no significant concentrations of credit risk.

Legal Matters

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

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries as of and for the year-ended December 31, 2000 (not presented herein), and, in our report dated February 2, 2001, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
April 27, 2001

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

Summary highlights of our first quarter 2001 results include:

  •
  Earnings per share reached $0.64, an increase of 33% from $0.48(1) per share reported in the first quarter of 2000 and up $0.06(2) per share, or 10%, sequentially over the fourth quarter of 2000.

  •
  Cash flows from operations were $475 million for the three-month period ended March 31, 2001, up $109 million, or 30%, year over year.

  •
  Earnings from operations increased to $365 million in the first quarter, up $92 million, or 34%, over the prior year, and up $35 million, or 11%, sequentially over the fourth quarter of 2000.

  •
  Consolidated revenues increased $581 million, or 11%, over the first quarter of 2000 to $5.7 billion, reflecting strong and balanced growth across all business segments. On a same store basis, revenue increased $802 million, or 17%, year-over-year.

  •
  Consolidated operating margin improved one full percentage point year-over-year, reaching 6.4%.

  •
  We repurchased an additional 5.2 million shares of our common stock during the second quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 98.1 million shares of common stock.

  •
  Annualized return on equity reached 22.7% in the first quarter of 2001, up from 17.0% in the first quarter of 2000.

Summary Operating Information

	Three Months Ended March 31,
Operating Results (in millions, except per share data)	2001	2000	Percent Change
Total Revenues	$5,680	$5,099	11%
Earnings from Operations	$365	$273	34%
Net Earnings	$212	$174	22%
Diluted Net Earnings Per Common Share	$0.64	$0.52	23%
Diluted Net Earnings Per Common Share—Adjusted(1)	$0.64	$0.48	33%
Medical Costs to Premium Revenues, Excluding AARP	83.9%	84.0%
Operating Cost Ratio	16.6%	16.9%
Operating Margin	6.4%	5.4%

(1)
Adjusted to exclude a net permanent tax benefit of $14 million, or $0.04 diluted net earnings per common share, related to the contribution of UnitedHealth Capital investments to the UnitedHealth Foundation in the first quarter of 2000.

(2)
Excluding a $27 million gain ($17 million after-tax), or $0.05 diluted net earnings per common share, related to the disposition of UnitedHealth Capital investments in the fourth quarter of 2000.

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues associated with insured products, fees associated with management, administrative and consulting services, and investment and other income.

Consolidated revenues increased 11% year-over-year in the first quarter of 2001 to $5.7 billion, reflecting balanced growth across all business segments. On a same store basis, revenues increased $802 million, or 17%, year-over-year. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $5.0 billion in the first quarter of 2001, an increase of $473 million, or 10%, over the first quarter of 2001. On a same store basis, premium revenues increased 15% year-over-year. This increase was primarily driven by average premium yield increases above 12% on UnitedHealthcare's commercial customer renewals and growth in individuals served with risk-based products.

Management Services Fee Revenues

Management services fee revenues during the first quarter of 2001 totaled $562 million, representing an increase of $91 million, or 19%, over the first quarter of 2000. The overall increase in management services and fee revenues is primarily the result of record growth in Uniprise's multi-site customer base, growth in UnitedHealthcare's fee-based business, modest price increases and growth from our Ingenix business.

Investment and Other Income

Investment and other income during the first quarter of 2001 totaled $74 million, representing an increase of $17 million over the comparable period in 2000. Interest income increased by $14 million driven by a combination of increased levels of cash and fixed income investments and higher interest yields. Additionally, net capital losses on sales of investments were $1 million in the first quarter of 2001 versus $4 million in the first quarter of 2000.

Medical Costs

The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

Our consolidated medical care ratio remained flat year-over-year at 85.4%. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased ten basis points from 84.0% to 83.9%. The relatively flat trend in our medical care ratio is attributable to commercial premium yield increases generally well-matched with underlying medical cost trends.

On an absolute dollar basis, the increase of $403 million, or 10%, in medical costs in the first quarter of 2001 over the comparable prior year period is driven by a combination of growth in individuals served with risk-based products, medical cost inflation, benefit changes, and product mix changes.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) decreased from 16.9% during the first quarter of 2000 to 16.6% during the first quarter of 2001. This decrease was driven primarily by productivity increases achieved through process improvement, technology deployment and cost reduction initiatives, and by further leveraging the fixed cost components of our infrastructure.

Changes in revenue mix also affect the operating cost ratio. Most direct costs of revenue for our fastest growing businesses (Uniprise, Specialized Care Services and Ingenix), are operating costs, not medical costs. Using a revenue mix comparable to 2000, the first quarter 2001 operating cost ratio would have decreased 0.6% points to 16.3%.

On an absolute dollar basis, operating costs increased $84 million, or 10%, over the comparable period in 2000. This increase reflects additional costs to support the 11% increase in 2001 consolidated revenues, partially offset by the benefit of productivity and technology improvements discussed above.

Depreciation and Amortization

Depreciation and amortization was $64 million and $62 million for the three-month periods ended March 31, 2001 and 2000, respectively. The $2 million increase resulted from a combination of increased levels of capital expenditures to support business growth and technology enhancements and amortization of goodwill and other intangible assets related to acquisitions.

Income Taxes

Our 2000 income tax provision includes nonrecurring tax benefits related to the contribution of UnitedHealth Capital investments to the UnitedHealth Foundation. Excluding non-recurring benefits, our effective income tax rate was 37.5% in 2000 and 38.0% in 2001.

Business Segments

The following summarizes the operating results of our business segments for three-month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2001	2000	Percent Change
Health Care Services	$4,962	$4,529	10%
Uniprise	607	516	18%
Specialized Care Services	306	227	35%
Ingenix	102	80	28%
Corporate and Eliminations	(297)	(253)	n/a

Consolidated Revenues	$5,680	$5,099	11%

Earnings from Operations

	Three Months Ended March 31,
	2001	2000	Percent Change
Health Care Services	$226	$172	31%
Uniprise	90	66	36%
Specialized Care Services	51	38	34%
Ingenix	6	3	100%
Corporate	(8)	(6)	n/a

Consolidated Earnings from Operations	$365	$273	34%

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted first quarter revenues of $4.96 billion, representing an increase of $433 million, or 10%, over the first quarter of 2000. On a same store basis, Health Care Services' revenues increased $626 million, or 15%, year-over-year. This increase is primarily attributable to UnitedHealthcare's average net premium yield increases above 12% on renewing commercial business and growth in the number of individuals served.

The Health Care Services segment contributed earnings from operations of $226 million, representing an increase of $54 million, or 31%, over the first quarter of 2000. The increase is primarily related to improved margins on UnitedHealthcare's commercial business and reduced operating costs as a percentage of revenues, driven by process improvement, technology deployment and cost reduction initiatives.

UnitedHealthcare's commercial medical care ratio improved to 84.1% in the first quarter of 2001 from 84.2% in the first quarter of 2000. The relatively flat trend in the commercial medical care ratio is attributable to net premium yield increases generally well-matched with underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs, including the effects of medical cost inflation, benefit changes and product mix.

UnitedHealthcare's year-over-year Medicare enrollment decreased 7% as a result of actions taken to better position this program for long-term success. Effective January 1, 2001, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 56,000 individuals. This action reduced Medicare enrollment, but is expected to improve profitability in the long term.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of March 31 (in thousands):

	2001	2000(1)
Commercial
Insured	5,414	5,243
Fee-based	2,185	1,836

Total Commercial	7,599	7,079
Medicare	376	403
Medicaid	569	493

Total UnitedHealthcare	8,544	7,975

(1)
Excludes individuals served through UnitedHealthcare platforms in Puerto Rico and Pacific Coast regions. As of December 31, 2000, UnitedHealthcare had substantially transitioned from these markets.

Uniprise

Uniprise revenues of $607 million increased by $91 million, or 18%, over the first quarter of 2000. Adjusted for the closure of the Medicare Part B servicing operations in October 2000, revenues increased by 25% on a year-over-year basis. This increase was driven primarily by record growth in Uniprise's large multi-site customer base, with a 24% increase in individuals served year-over-year. Uniprise served 8.0 million and 6.4 million individuals as of March 31, 2001 and 2000, respectively. Uniprise's earnings from operations grew by $24 million, or 36%, over 2000 as a result of the increased revenues, and its operating margin improved to 14.8% in the first quarter of 2001 from 12.8% in the comparable prior year period. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives, increased deployment of technology and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

Specialized Care Services revenues of $306 million increased $79 million, or 35%, over the first quarter of 2000. This increase was driven primarily by an increase in the number of individuals served by United Behavioral Health, our mental health benefit and substance abuse business. Earnings from operations of $51 million increased by $13 million, or 34%, compared with the first quarter of 2000. Specialized Care Services' operating margin was 16.7% for the first quarter of 2001, consistent with the comparable prior year period.

Ingenix

Revenues increased $22 million, or 28%, over the first quarter of 2000 as a result of new business in both the health information and pharmaceutical services businesses. Earnings from operations increased by $3 million over the prior year as a result of revenue growth and improved productivity. Ingenix generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate and Eliminations

Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives. The decrease in Corporate earnings is primarily attributable to a decline in the level of unassigned cash and investments, and associated investment income, primarily resulting from common stock repurchases.

Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through March 31, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,100 people, pursuant to the Plan. The remaining positions are expected to be eliminated during 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three months ended March 31, 2000, our accompanying Consolidated Statement of Operations includes $104 million of revenues and $0 operating earnings (losses) from businesses disposed of and markets exited in connection with the operational realignment. Additionally, UnitedHealthcare withdrew its Medicare product offerings from certain targeted counties effective January 1, 2001. Annual revenues for 2000 from the counties exited effective January 1, 2001, were approximately $320 million.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three months ended March 31, 2001 and 2000, we incurred expenses of approximately $10 million and $9 million, respectively, related to these activities. The Plan anticipated substantial completion in 1999. However, some initiatives, including the consolidation of certain claim and administrative processing functions and certain divestitures and market realignment activities are requiring additional time to complete in the most effective manner. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe our remaining accrued liability for realignment initiatives of $59 million is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates for severance and lease obligations on exited facilities.

Financial Condition and Liquidity at March 31, 2001

During the first quarter of 2001, we generated cash from operations of more than $475 million, an increase of $109 million, or 30%, over 2000. The increase in operating cash flows resulted from an increase of $40 million in net income excluding depreciation and amortization expense, working capital improvements of approximately $49 million, and $20 million related to income tax benefits resulting from employee stock option exercises.

We maintained a strong financial condition and liquidity position, with cash and investments of $5.1 billion at March 31, 2001. Total cash and investments increased by $71 million since December 31, 2000, primarily resulting from strong cash flows from operations, partially offset by common stock repurchases and repayments of commercial paper.

As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. At March 31, 2001, approximately $430 million of our $5.1 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, approximately $190 million was available for general corporate use, including acquisitions and share repurchases. The remaining $240 million consists of public and non-public equity securities primarily held by UnitedHealth Capital, our venture and development capital business. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

As of March 31, 2001, we had $310 million of commercial paper outstanding, with interest rates ranging from 5.2% to 5.5%. In July 2000, we executed new credit arrangements supporting our commercial paper program for an aggregate of $900 million. These credit arrangements are composed of a $450 million revolving facility expiring in July 2005, and a $450 million, 364-day facility expiring in July 2001. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). At March 31, 2001, we had no amounts outstanding under our credit facilities or ECNs.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require us to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants. Our senior debt is rated "A" by Standard & Poor's and Fitch (formerly known as Duff & Phelps), and "A3" by Moody's. Our commercial paper and ECN programs are rated "A-1" by Standard & Poor's, "F-1" by Fitch, and "P-2" by Moody's.

The remaining aggregate issuing capacity of all securities covered by shelf registration statements for common stock, preferred stock, debt securities and other securities is $850 million. We may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

Under our board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2001, we repurchased 5.2 million shares at an aggregate cost of $299 million. Through March 31, 2001, we had repurchased approximately 98.1 million shares for an aggregate cost of $2.9 billion since the inception of the program in November of 1997. As of March 31, 2001, we have board of directors' authorization to purchase up to an additional 23.1 million shares of our common stock.

We expect our available cash and investment resources, operating cash flows and financing capability will be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $3.5 billion as of March 31, 2001) is classified as available for sale. Subject to the previously described regulations, these investments may be used to fund working capital or for other purposes.

Currently, we do not have any other material definitive commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products and programs and may include acquisitions.

Regulatory Capital and Dividend Restrictions

Our operations are conducted through our wholly-owned subsidiaries, which include health maintenance organizations and insurance companies. These companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by our regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory net income and statutory capital and surplus.

The National Association of Insurance Commissioners has developed minimum capitalization guidelines for health maintenance organizations, subject to state-by-state adoption. Many states have adopted and other states will likely adopt some form of these rules. We do not expect that further state adoptions or implementations will require us to make significant incremental investments of general corporate resources into regulated subsidiaries.

Inflation

The national health care cost inflation rate exceeds the general inflation rate. We use various strategies to mitigate the effects of health care cost inflation including setting commercial premiums based on anticipated health care costs and coordinating care with various health care providers. Through contracts with care providers, our health plans emphasize preventive health care, appropriate use of specialty and hospital services, education and closing gaps in care.

We believe our strategies mitigate health care cost inflation. However, other factors such as competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and consumers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

Approximately $4.9 billion of our cash and investments at March 31, 2001, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at March 31, 2001, the fair value of our fixed income investments would decrease or increase by approximately $150 million.

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

In Re: Managed Care Litigation: MDL No. 1334.  The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other managed care industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising member claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act ("RICO") in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims based on the denial or delay of claim reimbursement. The consolidated suits seek declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. In the provider track litigation, the judge dismissed, with prejudice, the federal prompt pay claims and, without prejudice, all RICO and state prompt pay claims. On March 26, 2001, the plaintiffs in the provider track litigation filed an amended complaint which repled the RICO and state prompt pay claims. A class certification hearing in the provider track litigation was held on May 7, 2001. On May 9, 2001, the judge issued an order allowing discovery to proceed in the provider track litigation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
(b)
Reports on Form 8-K

The Company filed four Current Reports on Form 8-K during the quarter ended March 31, 2001. These reports were filed on February 27, 2001, March 13, 2001, March 26, 2001 and April 10, 2001, and furnished information pursuant to Regulation FD relating to presentations by officers of the Company at industry conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 14, 2001
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	Dated: May 14, 2001

EXHIBITS

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements

QuickLinks

UNITEDHEALTH GROUP INDEX
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data) (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS