Form 10-Q
period 2001-06-30
UNITEDHEALTH GROUP INC
filed 2001-08-14
CIK 731766

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

As of August 3, 2001, 312,543,375 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

Part I. Financial Information

Item 1. Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and Cash Equivalents	$1,340	$1,419
Short-Term Investments	171	200
Accounts Receivable, net	876	867
Assets Under Management	1,766	1,646
Other Current Assets	325	273

Total Current Assets	4,478	4,405
Long-Term Investments	3,737	3,434
Property and Equipment, net	365	303
Goodwill and Other Intangible Assets, net	3,052	2,911

TOTAL ASSETS	$11,632	$11,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,428	$3,266
Accounts Payable and Accrued Liabilities	1,155	1,050
Other Policy Liabilities	1,400	1,216
Commercial Paper and Current Maturities of Long-Term Debt	702	559
Unearned Premiums	526	479

Total Current Liabilities	7,211	6,570
Long-Term Debt	650	650
Deferred Income Taxes and Other Liabilities	179	145

Commitments and Contingencies (Note 9)
Shareholders' Equity
Common Stock, $.01 par value; 1,500,000,000 shares authorized; 309,562,000 and 317,235,000 issued and outstanding	3	3
Additional Paid-in Capital	—	—
Retained Earnings	3,517	3,595
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	72	90

Total Shareholders' Equity	3,592	3,688

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,632	$11,053

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES
Premiums	$5,144	$4,673	$10,188	$9,244
Management Services Fees	595	492	1,157	963
Investment and Other Income	74	55	148	112

Total Revenues	5,813	5,220	11,493	10,319

MEDICAL AND OPERATING COSTS
Medical Costs	4,394	3,992	8,700	7,895
Operating Costs	971	879	1,916	1,740
Depreciation and Amortization	64	61	128	123

Total Medical and Operating Costs	5,429	4,932	10,744	9,758

EARNINGS FROM OPERATIONS	384	288	749	561
Interest Expense	(24)	(16)	(47)	(33)

EARNINGS BEFORE INCOME TAXES	360	272	702	528
Provision for Income Taxes	(137)	(102)	(267)	(184)

NET EARNINGS	$223	$170	$435	$344

BASIC NET EARNINGS PER COMMON SHARE	$0.71	$0.52	$1.38	$1.05

DILUTED NET EARNINGS PER COMMON SHARE	$0.68	$0.50	$1.32	$1.02

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	312.9	325.3	314.5	326.8
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	14.2	11.9	14.3	10.4

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	327.1	337.2	328.8	337.2

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net Earnings	$435	$344
Noncash Items:
Depreciation and Amortization	128	123
Deferred Income Taxes and Other	13	61
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Assets	1	8
Medical Costs Payable	102	155
Accounts Payable and Other Liabilities	256	69
Unearned Premiums	41	(14)

Cash Flows From Operating Activities	976	746

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(39)	(64)
Purchases of Property and Equipment and Capitalized Software	(217)	(88)
Purchases of Investments	(955)	(1,473)
Maturities and Sales of Investments	660	1,159

Cash Flows Used For Investing Activities	(551)	(466)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	75	126
Common Stock Repurchases	(713)	(567)
Issuance/Repayments of Commercial Paper, net	143	(117)
Dividends Paid	(9)	(5)

Cash Flows Used For Financing Activities	(504)	(563)

DECREASE IN CASH AND CASH EQUIVALENTS	(79)	(283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,419	1,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,340	$1,322

Supplementary schedule of non-cash investing activities:
Common stock issued for acquisitions	$82	$—

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the "Company," "we," "us" and "our" in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

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

2.  Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through June 30, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,200 people, pursuant to the Plan. The remaining positions are expected to be eliminated during the remainder of 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three and six month periods ended June 30, 2000, our accompanying Condensed Consolidated Statement of Operations includes $93 million and $197 million of revenues and $1 million and $1 million of operating losses, respectively, from businesses disposed of and markets exited in connection with the operational realignment. Additionally, UnitedHealthcare withdrew its Medicare product offerings from certain targeted counties effective January 1, 2001. Annual revenues for 2000 from the counties exited effective January 1, 2001 were approximately $320 million.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 2001, we incurred expenses of approximately $6 million and $16 million, respectively, related to these activities compared to $21 million and $30 million for the comparable periods in 2000. The Plan anticipated substantial completion in 1999. However, some initiatives, including the consolidation of certain claim and administrative processing functions and certain divestitures and market realignment activities are requiring additional time to complete in the most effective manner. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates.

The table below is a roll-forward of accrued operational realignment and other charges, which are included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets, through June 30, 2001 (in millions):

	Asset Impairments	Severance and Outplacement Costs	Noncancelable Lease Obligations	Disposition of Businesses and Other Costs	Total
Balance at December 31, 1997	$—	$—	$—	$—	$—
Provision for Operational Realignment and Other Charges	430	142	82	71	725
Additional Charges (Credits)	21	(20)	(9)	8	—
Cash Payments	—	(19)	(6)	(13)	(38)
Non-cash Charges	(451)	—	—	—	(451)

Balance at December 31, 1998	—	103	67	66	236
Additional Charges (Credits)	—	(22)	13	9	—
Cash Payments	—	(46)	(18)	(45)	(109)

Balance at December 31, 1999	—	35	62	30	127
Cash Payments	—	(24)	(20)	(18)	(62)

Balance at December 31, 2000	—	11	42	12	65
Cash Payments	—	(6)	(14)	(1)	(21)

Balance at June 30, 2001	$—	$5	$28	$11	$44

3.  Cash and Investments

As of June 30, 2001, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,340	$—	$—	$1,340
Debt Securities—Available for Sale	3,425	117	(7)	3,535
Equity Securities—Available for Sale	247	18	(12)	253
Debt Securities—Held to Maturity	120	—	—	120

Total Cash and Investments	$5,132	$135	$(19)	$5,248

During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments, excluding UnitedHealth Capital investments, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Gross Realized Gains	$5	$2	$9	$6
Gross Realized Losses	(1)	(13)	(6)	(21)

Net Realized Gains (Losses)	$4	$(11)	$3	$(15)

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

4.  Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	June 30, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$552	$552	$409	$409
Floating Rate Note due November 2001	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	255	250	250
7.5% Senior Unsecured Notes due November 2005	400	418	400	413

Total Commercial Paper and Debt	1,352	1,375	1,209	1,222
Less: Current Maturities	(702)	(702)	(559)	(559)

Total Long-Term Debt	$650	$673	$650	$663

As of June 30, 2001, we had $552 million of commercial paper outstanding, with interest rates of approximately 4.1%. In November 1999, we issued a $150 million two-year floating rate note. The interest rate is adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.5%. As of June 30, 2001, the applicable rate on the note was 4.8%.

We have credit arrangements that support our commercial paper program with an aggregate capacity of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million, 364-day facility, expiring in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes ("ECNs"). At June 30, 2001, we had no amounts outstanding under our credit facilities or ECN programs.

Our debt agreements and credit arrangements contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require the Company to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

5.  AARP Contract

In January 1998, we commenced providing services under a ten-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for claims administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program.

The underwriting results related to the AARP business are recorded as an increase or decrease to a rate stabilization fund ("RSF"). The primary components of our underwriting results are premium revenue, medical costs, investment income, administrative expenses, customer service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF, we would be required to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. The RSF balance is included in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover any potential future underwriting or other risks associated with the contract.

We assumed the policy and other policy liabilities related to the AARP program and received cash and premiums receivables from the previous insurance carrier equal to the carrying value of the liabilities assumed as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	June 30, 2001	December 31, 2000
Assets Under Management	$1,747	$1,625
Accounts Receivable	$283	$277
Medical Costs Payable	$869	$855
Other Policy Liabilities	$1,062	$932
Accounts Payable and Accrued Liabilities	$99	$115

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

6.  Stock Repurchase Program

Under the Board of Directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2001 we repurchased 12.6 million shares at an aggregate cost of $724 million. Through June 30, 2001, we have repurchased 105.5 million shares for an aggregate cost of $3.3 billion since the inception of the program in November 1997. As of June 30, 2001, we have Board of Directors' authorization to purchase up to an additional 15.7 million shares of our common stock.

As a component of our share repurchase activities, we have entered into agreements to purchase shares of our common stock, where the number of shares we purchase, if any, is dependent upon market conditions and other contractual terms. As of June 30, 2001, we have agreements to purchase up to 9.6 million shares of our common stock at various times through 2003, at an average cost of approximately $51 per share.

7.  Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders for the three and six month periods ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Earnings	$223	$170	$435	$344
Change in Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	(20)	(35)	(18)	(104)

Comprehensive Income	$203	$135	$417	$240

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

  • Uniprise provides network-based health and well-being services on both an insured and self-funded basis, business-to-business transactional infrastructure services and consumer connectivity, and technology support services for large employers and health plans.

  • Specialized Care Services is an expanding portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, physician and other health care provider networks, services and resources.

  • Ingenix is a leader in the field of health care data and information, research analysis and application, serving pharmaceutical companies, health insurers and payers, physicians and other health care providers, large employers and government agencies.

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

The following tables present segment financial information for the three and six month periods ended June 30, 2001 and 2000 (in millions):

Three Months Ended June 30, 2001	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$5,030	$458	$180	$71	$—	$5,739
Revenues—Intersegment	—	148	126	27	(301)	—
Investment and Other Income	61	9	4	—	—	74

Total Revenues	$5,091	$615	$310	$98	$(301)	$5,813

Earnings from Operations	$233	$93	$53	$7	$(2)	$384

Three Months Ended June 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,582	$405	$120	$58	$—	$5,165
Revenues—Intersegment	—	131	117	20	(268)	—
Investment and Other Income	46	6	3	—	—	55

Total Revenues	$4,628	$542	$240	$78	$(268)	$5,220

Earnings from Operations	$179	$72	$43	$3	$(9)	$288

Six Months Ended June 30, 2001	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$9,930	$915	$353	$147	$—	$11,345
Revenues—Intersegment	—	290	255	53	(598)	—
Investment and Other Income	123	17	8	—	—	148

Total Revenues	$10,053	$1,222	$616	$200	$(598)	$11,493

Earnings from Operations	$459	$183	$104	$13	$(10)	$749

Six Months Ended June 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$9,063	$794	$232	$118	$—	$10,207
Revenues—Intersegment	—	253	231	40	(524)	—
Investment and Other Income	94	11	4	—	3	112

Total Revenues	$9,157	$1,058	$467	$158	$(521)	$10,319

Earnings from Operations	$351	$138	$81	$6	$(15)	$561

9.  Commitments and Contingencies

Governmental Regulation

Our businesses are regulated at federal, state, local and international levels. The laws and rules governing our businesses are subject to frequent change and broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in state and federal court for coverage determinations, contract interpretation and other actions. Further, we must obtain and maintain regulatory approvals to market many of our products.

We are also subject to various governmental reviews, audits and investigations. However, we do not believe the results of any current audits, reviews or investigations, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and commercial premiums receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by the board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that comprise our customer base. As of June 30, 2001, we had no significant concentrations of credit risk.

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

10. Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value-based test on at least an annual basis. The Company must adopt SFAS No. 142 on January 1, 2002. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of
  UnitedHealth Group Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated (the "Company") and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
July 27, 2001

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

Summary highlights of our second quarter 2001 results include:

  •
  Earnings per share reached $0.68, an increase of 36% from $0.50 per share reported in the second quarter of 2000 and up $0.04 per share, or 6%, sequentially over the first quarter of 2001.

  •
  Cash flows from operations were $976 million for the six months ended June 30, 2001, up $230 million, or 31%, year over year.

  •
  Earnings from operations increased to $384 million in the second quarter, up $96 million, or 33%, over the prior year, and up $19 million, or 5%, sequentially over the first quarter of 2001.

  •
  Consolidated revenues increased $593 million, or 11%, over the second quarter of 2000 to $5.8 billion, reflecting strong and balanced growth across all business segments. On a same store basis, revenues increased $772 million, or 15%, year-over-year.

  •
  Consolidated operating margin improved 110 basis points year-over-year, reaching 6.6%.

  •
  We repurchased an additional 7.4 million shares of our common stock during the second quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 105.5 million shares of common stock.

  •
  Annualized return on equity reached 24.2% in the second quarter of 2001, up from 22.7% in the first quarter of 2001 and 18.5% a year ago.

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Results (in millions, except per share data)	2001	2000	Percent Change	2001	2000	Percent Change
Total Revenues	$5,813	$5,220	11%	$11,493	$10,319	11%
Earnings from Operations	$384	$288	33%	$749	$561	34%
Net Earnings	$223	$170	31%	$435	$344	26%
Diluted Net Earnings Per Common Share(1)	$0.68	$0.50	36%	$1.32	$0.98	35%
Medical Costs to Premium Revenues(2)	84.0%	83.9%		83.9%	83.9%
Operating Cost Ratio	16.7%	16.8%		16.7%	16.9%
Return on Equity (annualized)(1)	24.2%	18.5%		23.6%	17.6%
Operating Margin	6.6%	5.5%		6.5%	5.4%

(1)
Adjusted to exclude a net permanent tax benefit of $14 million, or $0.04 diluted net earnings per common share, related to the contribution of UnitedHealth Capital investments to the UnitedHealth Foundation in the first quarter of 2000.

(2)
Excludes AARP business.

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues associated with insured products, fees associated with management, administrative and consulting services, and investment and other income.

Consolidated revenues increased 11% year-over-year in the second quarter of 2001 to $5.8 billion, reflecting balanced growth across all business segments. On a same store basis, revenues increased $772 million, or 15%, year-over-year. Following is a discussion of 2001 consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $5.1 billion in the second quarter of 2001, an increase of $471 million, or 10%, over the second quarter of 2000. On a same store basis, premium revenues increased 14% for the three month period ended June 30, 2001 and 15% for the six month period ended June 30, 2001 over the comparable periods in 2000. These increases were primarily driven by average premium yield increases above 13% on UnitedHealthcare's commercial customer renewals.

Management Services Fees

Management services fees totaled $595 million and $1.2 billion, during the three and six month periods ended June 30, 2001, respectively, representing increases of $103 million, or 21%, and $194 million, or 20%, over the comparable periods in 2000. The overall increase in management services fee revenues is primarily the result of record growth in Uniprise's multi-site customer base, growth in UnitedHealthcare's fee-based business, modest price increases and growth in our Ingenix business.

Investment and Other Income

Investment and other income during the three and six month periods ended June 30, 2001 totaled $74 million and $148 million, representing increases of $19 million and $36 million, respectively, over the comparable periods in 2000. For three and six month periods ended June 30, 2001, interest income increased by $4 million and $18 million, respectively, due to increased levels of cash and fixed income investments. Additionally, net capital gains on sales of investments were $3 million in the first half of 2001 compared with $15 million of net capital losses in the first half of 2000.

Medical Costs

The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

Our consolidated medical care ratio for the three months ended June 30, 2001, excluding the AARP business, increased ten basis points from 83.9% to 84.0% on a year-over-year basis. On a sequential basis, our medical care ratio, excluding AARP, increased from 83.9% in the first quarter of 2001 to 84.0% in the second quarter of 2001. The relatively flat trend in our medical care ratio is attributable to commercial premium yield increases generally well-matched with underlying medical cost trends.

On an absolute dollar basis, the increase of $402 million, or 10%, in medical costs in the second quarter of 2001 over the comparable prior year period is driven by a combination of growth in individuals served with risk-based products, medical cost inflation, benefit changes and product mix changes.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) decreased from 16.8% during the second quarter of 2000 to 16.7% during the second quarter of 2001. Excluding the results of our AARP Pharmacy Services program, which began operations on June 1, 2001, the operating cost ratio decreased to 16.3% for the three month period ended June 30, 2001. This decrease was driven primarily by productivity increases achieved through process improvements, technology deployment and cost reduction initiatives, and by further leveraging the fixed cost components of our infrastructure during a period of strong revenue growth.

On an absolute dollar basis, operating costs increased $92 million, or 10%, over the comparable period in 2000. This increase reflects additional costs to support the 11% increase in 2001 consolidated revenues, partially offset by the benefit of productivity and technology improvements discussed above.

Depreciation and Amortization

Depreciation and amortization was $64 million and $61 million, and $128 million and $123 million, for the three and six month periods ended June 30, 2001 and 2000, respectively. The increases resulted from a combination of increased levels of capital expenditures to support business growth and technology enhancements and amortization of goodwill and other intangible assets related to acquisitions.

Income Taxes

Our 2000 income tax provision includes nonrecurring tax benefits related to the contribution of UnitedHealth Capital investments to the UnitedHealth Foundation. Excluding non-recurring benefits, our effective income tax rate was 38.0% in 2001 and 37.5% in 2000.

Business Segments

The following summarizes the operating results of our business segments for the three and six month periods ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
Health Care Services	$5,091	$4,628	10%	$10,053	$9,157	10%
Uniprise	615	542	13%	1,222	1,058	16%
Specialized Care Services	310	240	29%	616	467	32%
Ingenix	98	78	26%	200	158	27%
Corporate and Eliminations	(301)	(268)	n/a	(598)	(521)	n/a

Consolidated Revenues	$5,813	$5,220	11%	$11,493	$10,319	11%

Earnings from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
Health Care Services	$233	$179	30%	$459	$351	31%
Uniprise	93	72	29%	183	138	33%
Specialized Care Services	53	43	23%	104	81	28%
Ingenix	7	3	133%	13	6	117%
Corporate	(2)	(9)	n/a	(10)	(15)	n/a

Consolidated Earnings from Operations	$384	$288	33%	$749	$561	34%

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted second quarter revenues of $5.1 billion, representing an increase of $463 million, or 10%, over the second quarter of 2000. On a same store basis, Health Care Services' revenues increased $618 million, or 14%, and $1.2 billion, or 14%, for the three and six month periods ended June 30, 2001, respectively, over the comparable 2000 periods. The increases were primarily attributable to UnitedHealthcare's average net premium yield increases above 13% on renewing commercial business.

The Health Care Services segment contributed earnings from operations of $233 million and $459 million during the three and six month periods ended June 30, 2001, representing increases of $54 million, or 30%, and $108 million, or 31%, over the comparable 2000 periods. The increases were primarily the result of revenue growth and stable margins on UnitedHealthcare's commercial business and operating cost efficiencies driven by process improvement, technology deployment and cost reduction initiatives.

UnitedHealthcare's commercial medical care ratio remained flat at 84.1% in the second quarter of 2001 compared to the second quarter of 2000. The relatively flat trend in the commercial medical care ratio is attributable to net premium yield increases generally well-matched with underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs, including the effects of medical cost inflation, benefit changes and product mix.

UnitedHealthcare's year-over-year Medicare enrollment decreased 9% as a result of actions taken to better position this program for long-term success. Effective January 1, 2001, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 56,000 individuals. This action reduced Medicare enrollment, but is expected to improve profitability in the long term.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of June 30 (in thousands):

	2001	2000(1)
Commercial
Insured	5,380	5,385
Fee-based	2,225	1,840

Total Commercial	7,605	7,225
Medicare	365	400
Medicaid	590	505

Total UnitedHealthcare	8,560	8,130

(1)
Restated to exclude individuals served through UnitedHealthcare platforms located in Puerto Rico and Pacific Coast regions. As of December 31, 2000, UnitedHealthcare had substantially transitioned from these markets.

Uniprise

Uniprise's revenues for the three and six month periods ended June 30, 2001 of $615 million and $1.2 billion increased by $73 million, or 13%, and $164 million, or 16%, over the comparable periods in 2000. Adjusted for the closure of the Medicare Part B servicing operations in October 2000, second quarter revenues increased by 20% on a year-over-year basis. This increase was driven primarily by record growth in Uniprise's large multi-site customer base, with a 22% increase in individuals served year-over-year. Uniprise served 8.0 million and 6.6 million individuals as of June 30, 2001 and 2000, respectively.

For the three and six month periods ended June 30, 2001, Uniprise's earnings from operations grew by $21 million, or 29%, and $45 million, or 33%, respectively, over the comparable 2000 periods. These increases were due to increased revenues and improved operating margins of approximately 15% in 2001 from approximately 13% in the comparable prior year period. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives, increased deployment of technology and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

For the three and six month periods ended June 30, 2001, Specialized Care Services' revenues of $310 million and $616 million increased $70 million, or 29%, and $149 million, or 32%, over the comparable periods in 2000. These increases were driven primarily by an increase in the number of individuals served by United Behavioral Health, our mental health benefit business. For the three and six month periods ended June 30, 2001, earnings from operations increased by $10 million, or 23%, and $23 million, or 28%, respectively, compared with the comparable 2000 periods. Specialized Care Services' operating margin was 17.1% for the second quarter of 2001, compared with 17.9% in the second quarter of 2000. The slight decrease in operating margin is the result of shifting product mix, with a larger percentage of revenues coming from premium-based products which typically generate lower percentage operating margins than fee-based offerings.

Ingenix

For the three and six month periods ended June 30, 2001, Ingenix's revenues increased $20 million, or 26%, and $42 million, or 27%, over the comparable periods in 2000 as a result of new business in both the health information and pharmaceutical services businesses. Earnings from operations increased by $4 million and $7 million over the prior year three and six month periods, respectively, as a result of revenue growth and improved productivity. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate and Eliminations

Corporate includes investment income derived from cash and investments not assigned to operating segments and the company-wide costs associated with core process improvement initiatives.

Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,200 positions, affecting approximately 6,400 people in various locations. Through June 30, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,200 people, pursuant to the Plan. The remaining positions are expected to be eliminated during the remainder of 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three and six month periods ended June 30, 2000, our accompanying Condensed Consolidated Statement of Operations includes $93 million and $197 million of revenues and $1 million and $1 million of operating losses, respectively, from businesses disposed of and markets exited in connection with the operational realignment. Additionally, UnitedHealthcare withdrew its Medicare product offerings from certain targeted counties effective January 1, 2001. Annual revenues for 2000 from the counties exited effective January 1, 2001 were approximately $320 million.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three and six month periods ended June 30, 2001, we incurred expenses of approximately $6 million and $16 million, respectively, related to these activities compared to $21 million and $30 million for the comparable periods in 2000. The Plan anticipated substantial completion in 1999. However, some initiatives, including the consolidation of certain claim and administrative processing functions and certain divestitures and market realignment activities are requiring additional time to complete in the most effective manner. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe our remaining accrued liability for realignment initiatives of $44 million is adequate to cover the costs to be incurred in executing the remainder of the Plan. However, as we proceed with the execution of the Plan and more current information becomes available, it may be necessary to adjust our estimates.

Financial Condition and Liquidity at June 30, 2001

During the first six months of 2001, we generated cash from operations of $976 million, an increase of $230 million, or 31%, over 2000. The increase in operating cash flows resulted from an increase of $96 million in net income excluding depreciation and amortization expense, working capital improvements of approximately $128 million, and $6 million related to income tax benefits resulting from employee stock option exercises.

We maintained a strong financial condition and liquidity position, with cash and investments of $5.2 billion at June 30, 2001. Total cash and investments increased by $195 million since December 31, 2001, primarily resulting from strong cash flows from operations partially offset by common stock repurchases.

As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. At June 30, 2001, $426 million of our $5.2 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $173 million was available for general corporate use, including acquisitions and share repurchases. The remaining $253 million consists of public and non-public equity securities primarily held by UnitedHealth Capital, our venture and development capital business. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

As of June 30, 2001, we had $552 million of commercial paper outstanding, with interest rates of approximately 4.1%. We have credit arrangements supporting our commercial paper program with an aggregate capacity of $900 million. These credit arrangements are composed of a $450 million revolving facility expiring in July 2005, and a $450 million, 364-day facility expiring in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes ("ECNs"). At June 30, 2001, we had no amounts outstanding under our credit facilities or ECNs.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which place limitations on secured and unsecured borrowings and require us to exceed minimum interest coverage levels. We are in compliance with the requirements of all debt covenants. Our senior debt is rated "A" by Standard & Poor's and Fitch and "A3" by Moody's. Our commercial paper and ECN programs are rated "A-1" by Standard & Poor's, "F-1" by Fitch, and "P-2" by Moody's.

The remaining aggregate issuing capacity of all securities covered by shelf registration statements for common stock, preferred stock, debt securities and other securities is $850 million. We may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

Under our board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first six months of 2001, we repurchased 12.6 million shares at an aggregate cost of $724 million. Through June 30, 2001, we had repurchased approximately 105.5 million shares for an aggregate cost of $3.3 billion since the inception of the program in November of 1997. As of June 30, 2001, we have board of directors' authorization to purchase up to an additional 15.7 million shares of our common stock.

We expect our available cash and investment resources, operating cash flows and financing capability will be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $3.6 billion as of June 30, 2001) is classified as available for sale. Subject to the previously described regulations, these investments may be used to fund working capital or for other purposes.

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

Inflation

The national health care cost inflation rate exceeds the general inflation rate. We use various strategies to mitigate the effects of health care cost inflation including setting commercial premiums based on anticipated health care costs and coordinating care with various physicians and other health care providers. Through contracts with physicians and other health care providers, our health plans emphasize preventive health care, appropriate use of specialty and hospital services, education and closing gaps in care.

We believe our strategies mitigate health care cost inflation. However, other factors such as competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

Approximately $5.0 billion of our cash and investments at June 30, 2001, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at June 30, 2001, the fair value of our fixed income investments would decrease or increase by approximately $155 million.

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

In Re: Managed Care Litigation: MDL No. 1334.  The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other managed care industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising customer claims and the other physician claims. Generally, the claims made in this consolidated litigation allege violations of the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act ("RICO") in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims based on the denial or delay of claim reimbursement. The consolidated suits seek declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. In the physician track litigation, the judge dismissed, with prejudice, the federal prompt pay claims and, without prejudice, all RICO and state prompt pay claims. On March 26, 2001, the plaintiffs in the physician track litigation filed an amended complaint which replead the RICO and state prompt pay claims. A class certification hearing in the physician track litigation was held on May 7, 2001. The Eleventh Circuit Court of Appeals has stayed all activity in the physician track litigation pending resolution of the issue as to which claims should be arbitrated. A class certification hearing was held on July 24, 2001 in the customer track litigation. The complaint in the customer track litigation has been dismissed, but an amended complaint, which asserts all of the same claims as the original complaint, has been filed.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for out-of-network physicians. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. On July 30, 2001, in response to our motion to dismiss, the court ruled that the American Medical Association and other medical association plaintiffs did not have standing to bring this suit and dismissed their claims. The court also narrowed the claims that the remaining plaintiffs could assert under ERISA and state law.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 9, 2001 (the "Annual Meeting"), the Company's shareholders voted on four items: the election of directors, a proposed amendment to the Company's Second Restated Articles of Incorporation to increase to 1,500,000,000 from 500,000,000 the number of shares of common stock the Company is authorized to issue (the "Articles Amendment Proposal"), a shareholder proposal requesting that the Board of Directors take the necessary steps to adopt and implement a policy of confidential voting at all shareholder meetings (the "Shareholder Proposal") and the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company.

The four directors elected at the Annual Meeting were: William C. Ballard, Jr., with 230,144,807 votes cast for his election and 38,960,117 votes withheld; Richard T. Burke with 230,227,268 votes cast for his election and 38,877,656 votes withheld; Stephen J. Hemsley with 245,804,414 votes cast for his election and 23,300,511 votes withheld and William McGuire, M.D., with 217,936,569 votes cast for his election and 51,168,355 votes withheld. The directors whose terms of office continued after the Annual Meeting were: James A. Johnson, Thomas H. Kean, Douglas W. Leatherdale, Walter F. Mondale, Mary O. Mundinger, Robert L. Ryan, William G. Spears and Gail R. Wilensky. In May 2001, the Board of Directors elected Donna E. Shalala, PhD., former Secretary of Health and Human Services, to the Board.

The Articles Amendment Proposal received 184,838,228 votes for the proposal, 83,365,207 votes against the proposal and 901,489 votes abstaining. There were no broker non-votes on this matter.

The Shareholder Proposal received 181,565,813 votes for the proposal, 63,457,524 votes against the proposal and 1,958,582 votes abstaining. There were 22,123,005 broker non-votes cast on this matter. In response to the vote on the Shareholder Proposal, the Board of Directors, at its July 2001 meeting, amended the Company's existing confidential voting policy to require (i) confidential voting at all shareholder meeetings, subject to certain limited exceptions, and (ii) the retention of independent inspectors of election at all such meetings.

The appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 2001 was ratified with 265,531,352 votes cast for ratification, 2,697,777 votes cast against ratification and 875,795 votes abstaining. There were no broker non-votes on this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
(b)
Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2001. These reports were filed on April 10, 2001 and May 29, 2001 and furnished information pursuant to Regulation FD relating to presentations by officers of the Company at industry conferences and meetings by such officers with investors and industry analysts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED
/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 14, 2001
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	Dated: August 14, 2001

EXHIBITS

Exhibit Number		Description
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements

QuickLinks

UNITEDHEALTH GROUP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Part II. Other Information
SIGNATURES
EXHIBITS