Form 10-Q
period 2001-09-30
UNITEDHEALTH GROUP INC
filed 2001-11-13
CIK 731766

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

As of November 2, 2001, 311,781,485 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

Part I. Financial Information

Item 1. Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and Cash Equivalents	$1,525	$1,419
Short-Term Investments	166	200
Accounts Receivable, net	894	867
Assets Under Management	1,879	1,646
Other Current Assets	295	273

Total Current Assets	4,759	4,405
Long-Term Investments	3,878	3,434
Property and Equipment, net	387	303
Goodwill and Other Intangible Assets, net	3,078	2,911

TOTAL ASSETS	$12,102	$11,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Medical Costs Payable	$3,458	$3,266
Accounts Payable and Accrued Liabilities	1,264	1,050
Other Policy Liabilities	1,525	1,216
Commercial Paper and Current Maturities of Long-Term Debt	790	559
Unearned Premiums	522	479

Total Current Liabilities	7,559	6,570
Long-Term Debt	650	650
Deferred Income Taxes and Other Liabilities	178	145

Commitments and Contingencies (Note 9)
Shareholders' Equity
Common Stock, $.01 par value; 1,500,000,000 shares authorized; 308,044,594 and 317,235,000 shares issued and outstanding	3	3
Additional Paid-in Capital	—	—
Retained Earnings	3,614	3,595
Accumulated Other Comprehensive Income:
Net Unrealized Holding Gains on Investments Available for Sale, net of income tax effects	98	90

Total Shareholders' Equity	3,715	3,688

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,102	$11,053

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES
Premiums	$5,229	$4,812	$15,417	$14,056
Management Services Fees	643	501	1,800	1,464
Investment and Other Income	69	56	217	168

Total Revenues	5,941	5,369	$17,434	15,688

MEDICAL AND OPERATING COSTS
Medical Costs	4,465	4,105	13,165	12,000
Operating Costs	1,013	893	2,929	2,633
Depreciation and Amortization	67	62	195	185

Total Medical and Operating Costs	5,545	5,060	16,289	14,818

EARNINGS FROM OPERATIONS	396	309	1,145	870
Interest Expense	(23)	(18)	(70)	(51)

EARNINGS BEFORE INCOME TAXES	373	291	1,075	819
Provision for Income Taxes	(142)	(109)	(409)	(293)

NET EARNINGS	$231	$182	$666	$526

BASIC NET EARNINGS PER COMMON SHARE	$0.75	$0.57	$2.13	$1.62

DILUTED NET EARNINGS PER COMMON SHARE	$0.71	$0.54	$2.03	$1.56

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	309.1	321.9	313.4	325.3
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	14.8	13.8	14.4	12.0

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	323.9	335.7	327.8	337.3

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net Earnings	$666	$526
Noncash Items:
Depreciation and Amortization	195	185
Deferred Income Taxes and Other	14	78
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Assets	(9)	3
Medical Costs Payable	130	234
Accounts Payable and Other Liabilities	453	152
Unearned Premiums	34	(211)

Cash Flows From Operating Activities	1,483	967

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(57)	(64)
Purchases of Property and Equipment and Capitalized Software	(340)	(146)
Purchases of Investments	(1,425)	(2,392)
Maturities and Sales of Investments	1,031	1,779

Cash Flows Used For Investing Activities	(791)	(823)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	127	179
Common Stock Repurchases	(935)	(894)
Issuances/Repayments of Commercial Paper, net	231	74
Dividends Paid	(9)	(5)

Cash Flows Used For Financing Activities	(586)	(646)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106	(502)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,419	1,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,525	$1,103

Supplementary Schedule of Non-Cash Investing Activities:
Common Stock Issued for Acquisitions	$82	$—

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

2.  Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved a comprehensive plan (the "Plan") to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,100 positions, affecting approximately 5,800 people in various locations. Through September 30, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,400 people, pursuant to the Plan. The remaining positions are expected to be eliminated during the remainder of 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three and nine month periods ended September 30, 2000, our accompanying Condensed Consolidated Statement of Operations includes $86 million and $283 million of revenues and $4 million and $3 million of earnings from operations, respectively, from businesses disposed of and markets exited in connection with the operational realignment.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 2001, we incurred expenses of approximately $3 million and $19 million, respectively, related to these activities compared to $16 million and $46 million for the comparable periods in 2000.

As of September 30, 2001 and December 31, 2000, the accrued liability for operational realignment and other charges, which are included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets, was $21 million and $65 million, respectively. For the three and nine months ended September 30, 2001, the costs charged against this liability were $23 million and $44 million, respectively, and related primarily to noncancelable lease obligations. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe the remaining realignment reserve is adequate to cover the costs to be incurred in executing the remainder of the Plan.

3.  Cash and Investments

As of September 30, 2001, the amortized cost, gross unrealized holding gains and losses and fair value of cash and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and Cash Equivalents	$1,525	$—	$—	$1,525
Debt Securities—Available for Sale	3,582	185	(6)	3,761
Equity Securities—Available for Sale	232	12	(33)	211
Debt Securities—Held to Maturity	72	—	—	72

Total Cash and Investments	$5,411	$197	$(39)	$5,569

During the three and nine month periods ended September 30, we recorded realized gains and losses on the sale of investments, excluding UnitedHealth Capital investments, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Gross Realized Gains	$9	$2	$18	$8
Gross Realized Losses	(2)	(13)	(8)	(34)

Net Realized Gains (Losses)	$7	$(11)	$10	$(26)

During the third quarter of 2001, we contributed UnitedHealth Capital investments valued at approximately $22 million to the UnitedHealth Foundation. The resulting realized gain of approximately $18 million was offset by the related contribution expense of $22 million. The $4 million net expense of this transaction is included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations.

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

4.  Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	September 30, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$640	$640	$409	$409
Floating Rate Note due November 2001	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	264	250	250
7.5% Senior Unsecured Notes due November 2005	400	432	400	413

Total Commercial Paper and Debt	1,440	1,486	1,209	1,222
Less: Current Maturities	(790)	(790)	(559)	(559)

Total Long-Term Debt	$650	$696	$650	$663

As of September 30, 2001, we had $640 million of commercial paper outstanding, with interest rates ranging from 2.6% to 3.8%. In November 2001, we retired a $150 million two-year floating rate note and issued $100 million of floating rate notes due November 2003 and $150 million of floating rate notes due November 2004. The interest rates on the notes are adjusted quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.3% for the $100 million notes and three month LIBOR plus 0.6% for the $150 million notes.

We have credit arrangements that support our commercial paper program with an aggregate capacity of $900 million. These credit arrangements are comprised of a $450 million revolving credit facility, expiring in July 2005, and a $450 million, 364-day facility, expiring in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes ("ECNs"). At September 30, 2001, we had no amounts outstanding under our credit facilities or ECN program.

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

	Balance as of
	September 30, 2001	December 31, 2000
Assets Under Management	$1,859	$1,625
Accounts Receivable	$284	$277
Medical Costs Payable	$871	$855
Other Policy Liabilities	$1,164	$932
Accounts Payable and Accrued Liabilities	$108	$115

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

6.  Stock Repurchase Program

Under our board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2001, we repurchased 16.2 million shares at an aggregate cost of $945 million. Through September 30, 2001, we have repurchased 109.1 million shares for an aggregate cost of $3.6 billion since the inception of the program in November 1997. As of September 30, 2001, we have board of directors' authorization to purchase up to an additional 12.1 million shares of our common stock.

As a component of our share repurchase activities, we have entered into agreements to purchase shares of our common stock, where the number of shares we purchase, if any, is dependent upon market conditions and other contractual terms. As of September 30, 2001, we have agreements to purchase up to 8.5 million shares of our common stock at various times through 2003, at an average cost of approximately $52 per share.

7.  Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders for the three and nine month periods ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Earnings	$231	$182	$666	$526
Change in Net Unrealized Holding Gains (Losses) on Investments Available for Sale, net of income tax effects	26	27	8	(76)

Comprehensive Income	$257	$209	$674	$450

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

Transactions between business segments are recorded at their estimated fair value, as if they were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital and working capital. The "Corporate and Eliminations" column includes company-wide costs associated with core process improvement initiatives, net expenses from charitable contributions to the UnitedHealth Foundation, and eliminations of intersegment transactions.

The following tables present segment financial information for the three and nine month periods ended September 30, 2001 and 2000 (in millions):

Three Months Ended September 30, 2001	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$5,146	$461	$182	$83	$—	$5,872
Revenues—Intersegment	—	151	126	27	(304)	—
Investment and Other Income	60	9	4	—	(4)	69

Total Revenues	$5,206	$621	$312	$110	$(308)	$5,941

Earnings from Operations	$237	$94	$54	$15	$(4)	$396

Three Months Ended September 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$4,694	$417	$125	$77	$—	$5,313
Revenues—Intersegment	—	130	115	23	(268)	—
Investment and Other Income	46	7	3	—	—	56

Total Revenues	$4,740	$554	$243	$100	$(268)	$5,369

Earnings from Operations	$187	$75	$45	$12	$(10)	$309

Nine Months Ended September 30, 2001	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$15,076	$1,376	$535	$230	$—	$17,217
Revenues—Intersegment	—	441	381	80	(902)	—
Investment and Other Income	183	26	12	—	(4)	217

Total Revenues	$15,259	$1,843	$928	$310	$(906)	$17,434

Earnings from Operations	$696	$277	$158	$28	$(14)	$1,145

Nine Months Ended September 30, 2000	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
Revenues—External Customers	$13,757	$1,211	$357	$195	$—	$15,520
Revenues—Intersegment	—	383	346	63	(792)	—
Investment and Other Income	140	18	7	—	3	168

Total Revenues	$13,897	$1,612	$710	$258	$(789)	$15,688

Earnings from Operations	$538	$213	$126	$18	$(25)	$870

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and commercial premiums receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that comprise our customer base. As of September 30, 2001, we had no significant concentrations of credit risk.

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

10. Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets will cease and instead the carrying value of these assets will be evaluated for impairment by applying a fair-value-based test on at least an annual basis. The Company must adopt SFAS No. 142 on January 1, 2002. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company must adopt the standard on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company must adopt the standard on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on its financial position or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of
  UnitedHealth Group Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated (the "Company") and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
October 26, 2001

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

Summary highlights of our third quarter 2001 results include:

  •
  Earnings per share reached $0.71, an increase of 31% from $0.54 per share reported in the third quarter of 2000 and up $0.03 per share, or 4%, sequentially over the second quarter of 2001.

  •
  Cash flows from operations were $1.48 billion for the nine months ended September 30, 2001, up $516 million, or 53%, year over year. When adjusted for the timing of quarterly Medicare premium cash receipts from the Centers for Medicare and Medicaid Services ("CMS"), formerly the Health Care Financing Administration, cash flows from operations increased 28% year over year.

  •
  Earnings from operations increased to $396 million in the third quarter, up $87 million, or 28%, over the prior year, and up $12 million, or 3%, sequentially over the second quarter of 2001.

  •
  Consolidated revenues increased $572 million, or 11%, over the third quarter of 2000 to $5.9 billion, reflecting strong and balanced growth across all business segments. On a same store basis, revenues increased $735 million, or 14%, year-over-year.

  •
  Consolidated operating margin improved 90 basis points year-over-year, reaching 6.7%.

  •
  We repurchased an additional 3.6 million shares of our common stock during the third quarter. Since the inception of our stock repurchase activities in November 1997, we have repurchased 109.1 million shares of our common stock.

  •
  Annualized return on equity reached 25.3% in the third quarter of 2001, up from 24.2% in the second quarter of 2001 and 19.8% a year ago.

Summary Operating Information

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Results (in millions, except per share data)	2001	2000	Percent Change	2001	2000	Percent Change
Total Revenues	$5,941	$5,369	11%	$17,434	$15,688	11%
Earnings from Operations	$396	$309	28%	$1,145	$870	32%
Net Earnings	$231	$182	27%	$666	$526	27%
Diluted Net Earnings Per Common Share(1)	$0.71	$0.54	31%	$2.03	$1.52	34%
Medical Costs to Premium Revenues(2)	83.9%	83.9%		83.9%	83.9%
Operating Cost Ratio	17.1%	16.6%		16.8%	16.8%
Return on Equity (annualized)(1)	25.3%	19.8%		24.0%	18.8%
Operating Margin	6.7%	5.8%		6.6%	5.5%

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

Consolidated revenues increased 11% year-over-year in the third quarter of 2001 to $5.9 billion, reflecting balanced growth across all business segments. On a same store basis, revenues increased $735 million, or 14%, year-over-year. The following is a discussion of 2001 consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $5.2 billion in the third quarter of 2001, an increase of $417 million, or 9%, over the third quarter of 2000. On a same store basis, premium revenues increased 12% for the three month period ended September 30, 2001 and 14% for the nine month period ended September 30, 2001 over the comparable periods in 2000. These increases were primarily driven by average premium yield increases above 13% on UnitedHealthcare's commercial customer renewals.

Management Services Fees

Management services fees totaled $643 million and $1.8 billion, during the three and nine month periods ended September 30, 2001, respectively, representing increases of $142 million, or 28%, and $336 million, or 23%, over the comparable periods in 2000. The overall increase in management services fee revenues is primarily the result of record growth in Uniprise's multi-site customer base, growth in UnitedHealthcare's fee-based business, modest price increases on fee-based business, and growth in our Ingenix business.

Investment and Other Income

Investment and other income during the three and nine month periods ended September 30, 2001 totaled $69 million and $217 million, representing increases of $13 million and $49 million, respectively, over the comparable periods in 2000. For the three month period ended September 30, 2001, interest income decreased by $1 million from the comparable 2000 period due to lower interest rates. Net capital gains on sales of investments were $3 million in the three month period ended September 30, 2001 (including net expenses from contributions to the UnitedHealth Foundation) compared with $11 million of net capital losses in the comparable 2000 period. For the nine month period ended September 30, 2001, interest income increased by $17 million due to increased levels of cash and fixed income securities. Additionally, net capital gains on sales of investments were $6 million in the first nine months of 2001 compared with $26 million of net capital losses in the first nine months of 2000.

Medical Costs

The combination of our pricing and care coordination efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

Our consolidated medical care ratio for the three months ended September 30, 2001, excluding the AARP business, decreased ten basis points from 84.0% to 83.9% on a sequential basis. On a year-over-year basis, our medical care ratio, excluding AARP, remained at 83.9%. The relatively flat trend in our medical care ratio is attributable to commercial premium yield increases generally well-matched with underlying medical cost trends.

On an absolute dollar basis, the increase of $360 million, or 9%, in medical costs in the third quarter of 2001 over the comparable prior year period is driven by a combination of medical cost inflation, benefit changes and product mix changes.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) increased from 16.6% during the third quarter of 2000 to 17.1% during the third quarter of 2001. Excluding the results of our AARP Pharmacy Services program, which began operations on June 1, 2001, the operating cost ratio decreased to 16.0% for the three month period ended September 30, 2001. This decrease was driven primarily by productivity increases achieved through process improvements, technology deployment and cost reduction initiatives, and by further leveraging the fixed cost components of our infrastructure during a period of strong revenue growth.

On an absolute dollar basis, operating costs increased $120 million, or 13%, over the comparable period in 2000. This increase reflects additional costs to support the 11% increase in 2001 consolidated revenues as well as operating costs related to our new AARP Pharmacy Services program.

Depreciation and Amortization

Depreciation and amortization was $67 million and $62 million, and $195 million and $185 million, for the three and nine month periods ended September 30, 2001 and 2000, respectively. The increases resulted from a combination of increased levels of capital expenditures to support business growth and technology enhancements and amortization of goodwill and other intangible assets related to acquisitions.

Income Taxes

Our 2000 income tax provision includes nonrecurring tax benefits related to the contribution of UnitedHealth Capital investments to the UnitedHealth Foundation. Excluding non-recurring benefits, our effective income tax rate was 38.0% in 2001 and 37.5% in 2000.

Business Segments

The following summarizes the operating results of our business segments for the three and nine month periods ended September 30 (in millions):

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
Health Care Services	$5,206	$4,740	10%	$15,259	$13,897	10%
Uniprise	621	554	12%	1,843	1,612	14%
Specialized Care Services	312	243	28%	928	710	31%
Ingenix	110	100	10%	310	258	20%
Corporate and Eliminations	(308)	(268)	n/a	(906)	(789)	n/a

Consolidated Revenues	$5,941	$5,369	11%	$17,434	$15,688	11%

Earnings from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
Health Care Services	$237	$187	27%	$696	$538	29%
Uniprise	94	75	25%	277	213	30%
Specialized Care Services	54	45	20%	158	126	25%
Ingenix	15	12	25%	28	18	56%
Corporate	(4)	(10)	n/a	(14)	(25)	n/a

Consolidated Earnings from Operations	$396	$309	28%	$1,145	$870	32%

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted third quarter revenues of $5.2 billion, representing an increase of $466 million, or 10%, over the third quarter of 2000. On a same store basis, Health Care Services' revenues increased $604 million, or 13%, and $1.8 billion, or 14%, for the three and nine month periods ended September 30, 2001, respectively, over the comparable 2000 periods. The increases were primarily attributable to UnitedHealthcare's average net premium yield increases above 13% on renewing commercial business.

The Health Care Services segment contributed earnings from operations of $237 million and $696 million during the three and nine month periods ended September 30, 2001, representing increases of $50 million, or 27%, and $158 million, or 29%, over the comparable 2000 periods. The increases were primarily the result of revenue growth and stable gross margins on UnitedHealthcare's commercial business and operating cost efficiencies driven by process improvement, technology deployment and cost reduction initiatives.

UnitedHealthcare's commercial medical care ratio remained flat at 84.1% in the third quarter of 2001 compared to the third quarter of 2000. The relatively flat trend in the commercial medical care ratio is attributable to net premium yield increases generally well-matched with underlying medical costs. Commercial health plan premium rates are established based on anticipated benefit costs, including the effects of medical cost inflation, benefit changes and product mix.

UnitedHealthcare's year-over-year Medicare enrollment decreased 9% as a result of actions taken to better position this program for long-term success. Effective January 1, 2001, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 56,000 individuals. In September 2001, UnitedHealthcare elected not to renew its Medicare+Choice contracts in 12 counties across the United States, effective January 1, 2002, affecting 57,000 individuals. Annual revenues for 2001 from the Medicare markets we are exiting, effective January 1, 2002, are expected to be approximately $370 million. These actions are expected to further reduce Medicare enrollment, but better position this program in the long term in terms of profitability relative to the cost of capital and required resource management. We will continue to evaluate the markets we serve and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by our contracts with CMS.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of September 30 (in thousands):

	2001	2000(1)
Commercial
Insured	5,330	5,465
Fee-based	2,285	1,905

Total Commercial	7,615	7,370
Medicare	360	395
Medicaid	605	530

Total UnitedHealthcare	8,580	8,295

(1)
Restated to exclude individuals served through UnitedHealthcare platforms located in Puerto Rico and Pacific Coast regions. As of December 31, 2000, UnitedHealthcare had substantially transitioned from these markets.

Uniprise

Uniprise's revenues for the three and nine month periods ended September 30, 2001 of $621 million and $1.8 billion increased by $67 million, or 12%, and $231 million, or 14%, over the comparable periods in 2000. Adjusted for the closure of the Medicare Part B servicing operations in October 2000, third quarter revenues increased by 18% on a year-over-year basis. This increase was driven primarily by record growth in Uniprise's large multi-site customer base, with a 21% increase in individuals served year-over-year. Uniprise served 8.0 million and 6.6 million individuals as of September 30, 2001 and 2000, respectively.

For the three and nine month periods ended September 30, 2001, Uniprise's earnings from operations grew by $19 million, or 25%, and $64 million, or 30%, respectively, over the comparable 2000 periods. These increases were due to increased revenues and improved operating margins of approximately 15% in 2001 from approximately 13% in the comparable prior year period. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives, increased deployment of technology and by further leveraging the fixed cost components of its infrastructure.

Specialized Care Services

For the three and nine month periods ended September 30, 2001, Specialized Care Services' revenues of $312 million and $928 million increased $69 million, or 28%, and $218 million, or 31%, over the comparable periods in 2000. These increases were driven primarily by an increase in the number of individuals served by United Behavioral Health, our mental health benefit business. For the three and nine month periods ended September 30, 2001, earnings from operations increased by $9 million, or 20%, and $32 million, or 25%, respectively, compared with the comparable 2000 periods. Specialized Care Services' operating margin was 17.3% for the third quarter of 2001, compared with 18.5% in the third quarter of 2000. The slight decrease in operating margin is the result of shifting product mix, with a larger percentage of revenues coming from premium-based products which typically generate lower percentage operating margins than fee-based offerings.

Ingenix

For the three and nine month periods ended September 30, 2001, Ingenix's revenues increased $10 million, or 10%, and $52 million, or 20%, over the comparable periods in 2000 as a result of growth in both the health information and pharmaceutical services businesses. Earnings from operations increased by $3 million and $10 million over the prior year three and nine month periods, respectively, as a result of revenue growth and improved productivity. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate and Eliminations

Corporate includes the company-wide costs associated with core process improvement initiatives, net expenses from charitable contributions to the UnitedHealth Foundation and eliminations of intersegment transactions.

Operational Realignment and Other Charges

In conjunction with our operational realignment initiatives, we developed and, in the second quarter of 1998, approved the Plan to implement our operational realignment. We recognized corresponding charges to operations of $725 million in the second quarter of 1998, which reflected the estimated costs to be incurred under the Plan. The charges included costs associated with asset impairments; employee terminations; disposing of or discontinuing business units, product lines and contracts; and consolidating and eliminating certain claim processing operations and associated real estate obligations. Activities associated with the Plan will result in the reduction of approximately 5,100 positions, affecting approximately 5,800 people in various locations. Through September 30, 2001, we have eliminated approximately 4,900 positions, affecting approximately 5,400 people, pursuant to the Plan. The remaining positions are expected to be eliminated during the remainder of 2001.

As of December 31, 2000, we had substantially completed all planned business dispositions and market exits and, accordingly, our 2001 financial statements do not include the operating results of exited businesses or markets. For the three and nine month periods ended September 30, 2000, our accompanying Condensed Consolidated Statement of Operations includes $86 million and $283 million of revenues and $4 million and $3 million of earnings from operations, respectively, from businesses disposed of and markets exited in connection with the operational realignment.

The operational realignment and other charges do not cover certain aspects of the Plan, including new information systems, data conversions, process re-engineering, temporary duplicate staffing costs as we consolidate processing centers, and employee relocation and training. These costs are expensed as incurred or capitalized, as appropriate. During the three and nine month periods ended September 30, 2001, we incurred expenses of approximately $3 million and $19 million, respectively, related to these activities compared to $16 million and $46 million for the comparable periods in 2000. We expect to complete these activities in 2001. Based on current facts and circumstances, we believe our remaining accrued liability for realignment initiatives of $21 million is adequate to cover the costs to be incurred in executing the remainder of the Plan.

Financial Condition and Liquidity at September 30, 2001

During the first nine months of 2001, we generated cash from operations of $1.48 billion, an increase of $516 million, or 53%, over 2000. The increase in operating cash flows resulted from an increase of $150 million in net income excluding depreciation and amortization expense, net working capital improvements of approximately $157 million, $194 million related to the timing of quarterly Medicare premium cash receipts from CMS, and $15 million related to income tax benefits resulting from employee stock option exercises.

We maintained a strong financial condition and liquidity position, with cash and investments of $5.6 billion at September 30, 2001. Total cash and investments increased by $516 million since December 31, 2000, primarily resulting from strong cash flows from operations partially offset by common stock repurchases.

As further described under "Regulatory Capital and Dividend Restrictions," many of our subsidiaries are subject to various government regulations. At September 30, 2001, $613 million of our $5.6 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $402 million was available for general corporate use, including acquisitions and share repurchases. The remaining $211 million consists of public and non-public equity securities primarily held by UnitedHealth Capital, our venture and development capital business. Our operating cash flows and financing capability also provide us with funds, as needed, for general corporate use.

As of September 30, 2001, we had $640 million of commercial paper outstanding, with interest rates ranging from 2.6% to 3.8%. We have credit arrangements supporting our commercial paper program with an aggregate capacity of $900 million. These credit arrangements are composed of a $450 million revolving facility expiring in July 2005, and a $450 million, 364-day facility expiring in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes ("ECNs"). At September 30, 2001, we had no amounts outstanding under our credit facilities or ECNs.

In November 2001, we retired a $150 million two-year floating rate note and issued $100 million of floating rate notes due November 2003 and $150 million of floating rate notes due November 2004.

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

Under our board of directors' authorization, we are operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first nine months of 2001, we repurchased 16.2 million shares at an aggregate cost of $945 million. Through September 30, 2001, we had repurchased approximately 109.1 million shares for an aggregate cost of $3.6 billion since the inception of the program in November of 1997. As of September 30, 2001, we have board of directors' authorization to purchase up to an additional 12.1 million shares of our common stock.

We expect our available cash and investment resources, operating cash flows and financing capability will be sufficient to meet our current operating requirements and other corporate development initiatives. A substantial portion of our long-term investments (approximately $3.8 billion as of September 30, 2001) is classified as available for sale. Subject to the previously described regulations, these investments may be used to fund working capital or for other purposes.

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

The National Association of Insurance Commissioners has developed minimum capitalization guidelines for health maintenance organizations, subject to state-by-state adoption. Most states have adopted these rules. We do not expect that further state adoptions or implementations will require us to make significant incremental investments of general corporate resources into regulated subsidiaries.

Inflation

The national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to mitigate the effects of health care cost inflation including setting commercial premiums based on anticipated health care costs and coordinating care with various physicians and other health care providers. Through contracts with physicians and other health care providers, our health plans emphasize preventive health care, appropriate use of specialty and hospital services, education and closing gaps in care.

We believe our strategies mitigate the impact of health care cost inflation on our operating results. However, other factors such as competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, applicable regulations or other factors may affect our ability to control the impact of health care cost increases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

Approximately $5.4 billion of our cash and investments at September 30, 2001 was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at September 30, 2001, the fair value of our fixed income investments would decrease or increase by approximately $155 million.

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

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for out-of-network physicians. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. On July 30, 2001, in response to our motion to dismiss, the court ruled that the American Medical Association and other medical association plaintiffs did not have standing to bring this suit and dismissed their claims. The court also narrowed the claims that the remaining plaintiffs could assert under ERISA and state law. On October 5, 2001, a third amended complaint was filed which repled the original claims, including those brought by the American Medical Association.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
Exhibit 4.1	—	Amendment to Indenture, dated as of November 6, 2000, between the Company and The Bank of New York, as Trustee
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
(b)
Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED
/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 13, 2001
/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	Dated: November 13, 2001

EXHIBITS

Exhibit Number		Description
Exhibit 4.1	—	Amendment to Indenture, dated as of November 6, 2000, between the Company and The Bank of New York, as Trustee
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements