Form 10-K
period 2001-12-31
UNITEDHEALTH GROUP INC
filed 2002-04-01
CIK 731766

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number: 1-10864

UnitedHealth Group Incorporated

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1321939 (I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant’s telephone number, including area code:

(952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)

Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2002, was approximately $22,769,207,112 (based on the last reported sale price of $74.93 per share on March 18, 2002, on the New York Stock Exchange).*

     As of March 18, 2002, 307,949,440 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

     Note that in Part II of this report on Form 10-K, we “incorporate by reference” certain information from our Annual Report to Shareholders for the fiscal year ended December 31, 2001, and in Part III we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002.

     These documents have been filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of common stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I
Item 1. Business
INTRODUCTION
DESCRIPTION OF BUSINESS SEGMENTS
EXPANSION AND DIVESTITURE OF OPERATIONS
GOVERNMENT REGULATION
MARKETING
COMPETITION
EMPLOYEES
CAUTIONARY STATEMENTS
EXECUTIVE OFFICERS OF THE REGISTRANT
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Articles of Amendment to Articles of Incorporation
1998 Broad-Based Stock Incentive Plan
Amended and Resated 1991 Stock and Incentive Plan
Nonemployee Director Stock Option Plan
2001 Executive Savings Plan
Directors' Compensation Deferral Plan
Employment Agreement - Robert J. Sheehy
Portions of the Company's Annual Report
Subsidiaries of the Company
Consent of Independent Public Accountants
Powers of Attorney
Letter re: representations by Arthur Andersen LLP

PART I

Item 1.     Business

INTRODUCTION

      UnitedHealth Group is a leader in the health and well-being industry, serving more than 38 million Americans. Through our family of businesses, we combine clinical insight with consumer-friendly services and advanced technology to help people achieve optimal health and well-being through all stages of life. Our revenues are derived from premium revenues on insured (risk-based) products, fees from management, administrative and consulting services, and investment and other income. We conduct our business primarily through operating divisions in the following business segments:

•	Uniprise;

•	Health Care Services, which includes our UnitedHealthcare and Ovations businesses;

•	Specialized Care Services; and

•	Ingenix.

      While separate, our businesses remain interrelated as part of our health and well-being enterprise. Our businesses share customers, and in most instances, use common information systems and share administrative services. For a discussion of our results by segment see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms “we,” “our” or the “Company” refer to UnitedHealth Group Incorporated and its subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (952) 936-1300. Our home page on the Internet is at www.unitedhealthgroup.com. You can learn more about us by visiting that site.

DESCRIPTION OF BUSINESS SEGMENTS

Uniprise

      Uniprise serves the employee benefit needs of large organizations by developing technology and service-driven solutions tailored to the specific needs of each corporate customer. Uniprise offers consumers access to a wide spectrum of health and well-being products and services. Together with its affiliates, Uniprise’s core business provides comprehensive, integrated health benefit services to multi-location employers with more than 5,000 employees, specializing in large volume transaction management, large-scale benefit design, care management programs and administration for large organizations, and innovative technology solutions designed to manage and control medical care costs, facilitate delivery of care, and transform complex administrative processes into simpler, efficient, high quality automated processes. Uniprise is the business through which large employers can access not only Uniprise services, but also all of UnitedHealth Group’s provider-based medical, insurance and specialty services, with a large variety of funding arrangements. As of December 31, 2001, Uniprise provided services to nearly 300 clients, representing approximately eight million individuals, including approximately 150 of the Fortune 500 companies.

      Uniprise also offers human resources and benefit administration outsourcing services to large organizations, including but not limited to call center services, enrollment services, and defined health benefit and contribution plan support services. Uniprise provides claim and customer services and technological solutions for six independent, or unaffiliated, non-UnitedHealthcare health plans, which serve approximately one million individuals.

      We believe that Internet technology has created a new channel for providing health information and transaction services to consumers, enrollees, physicians and employers. Uniprise has developed industry leading Internet applications for physician inquiries and transactions, customer-specific data analysis for employers, and consumer access to personal information and service applications. For example, one of these applications gives employers instant, real-time, online access to add, update or verify employee benefits information at any time. Another application allows consumers to make real-time inquiries into the status and history of their health claims, to view and search for care providers through an on-line provider directory, to view eligibility information and to access health and well-being information tailored to their specific needs and interests.

Health Care Services

      Our Health Care Services segment consists of the UnitedHealthcare and Ovations businesses.

     UnitedHealthcare

      UnitedHealthcare coordinates health and well-being services on behalf of local employers and consumers nationwide. UnitedHealthcare’s products are primarily marketed to small and mid-size employers with up to 5,000 employees. As of December 31, 2001, this business served approximately 7.6 million individuals. As of December 31, 2001, UnitedHealthcare also served approximately 345,000 Medicare individuals in 10 states with Medicare+Choice products and approximately 640,000 Medicaid eligible individuals in 11 states. With some of these product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its members in return for premium revenue. UnitedHealthcare offers its products through subsidiaries that are usually licensed as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) or insurers, depending upon state regulations. It also provides administrative and other management services to health plans and self-funded customers for which UnitedHealthcare receives a fee, as it does not assume the risk of health care costs.

      UnitedHealthcare arranges for access to care through more than 360,000 physicians and 3,100 hospitals across the United States. The consolidated purchasing power represented by the individuals UnitedHealthcare serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Through its family of companies, UnitedHealthcare offers:

•	A broad range of benefit plans integrating medical, ancillary and alternative products so customers can choose what is right for them;

•	Access to broad and diverse numbers of health care providers, including benefit plans that give customers direct access to specialists without obtaining referrals;

•	Innovative programs that facilitate integrated care delivery;

•	Convenient self-service for customer transactions, pharmacy services and health information;

•	Clinical information that physicians can use in working with their patients;

•	Simplified electronic transactions for customers; and

•	Economic benefits of the purchasing power of millions of people.

      We believe that UnitedHealthcare’s history of innovation distinguishes its product offerings from the competition. UnitedHealthcare designs consumer-oriented health benefits and services that value individual choice and control in accessing health care. One of the goals is to make it easier for people to get the care they need, when they need it. UnitedHealthcare has programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients’ stays in the hospital; support for individuals at risk of needing intensive treatment; continuous coordination for people with chronic conditions; and prescription drug management, which promotes safe use of medications. We want consumers to be engaged and active participants in managing their own health and well-being. For example, UnitedHealthcare’s multi-layered pharmacy benefit program provides access to a wide range of generic and brand-name drugs. Individuals who choose to use generic drugs pay less, while those who prefer to use brand-name drugs pay more. Our agreement with Merck Medco Managed Care L.L.C. is an important part of this program. In addition, UnitedHealthcare was an early leader in offering open access products, which allow individuals to schedule appointments directly with specialists without a referral from a primary care physician. Further, UnitedHealthcare offers Web sites that enable access to a variety of information, including a directory of network physicians and hospitals, reports on thousands of health topics and a health profile tailored to individual interests.

     Ovations

      Ovations helps Americans in the second half of life address their unique needs for preventative and acute health care services, deal with chronic disease and respond to specialized issues relating to their overall well-being. Ovations is one of the few enterprises fully dedicated to this market segment. As a part of this business, in January 1998, we began a 10-year partnership with AARP, the nation’s largest organization for older Americans, and currently provide Medicare supplement and hospital indemnity insurance to more than 3.5 million AARP members. Ovations expanded services by instituting AARP Eye Health Services, which offers affordable eye exams, complimentary glaucoma screenings and discounts on eyewear to AARP members. In addition, Ovations’ Medicare Supplement Pharmacy Service addresses one of the most significant cost problems facing older Americans — prescription drug costs, providing AARP members cost-savings and greater access to prescription drugs and health and well-being products. Ovations also developed an offering with lower cost Medicare supplement coverage that provides consumers with a hospital network and 24-hour access to health care information from nurses. In June 2001, Ovations expanded its service relationship with AARP to include AARP Pharmacy Services, the country’s largest pharmacy discount card program, offering prescription drugs, over-the-counter products and drug store products through a retail network and mail order service. AARP Pharmacy Services is part of Ovations’ health and well-being division, which provides consumers with access to health care products, services and supporting health information. In February 2002, Ovations expanded its AARP Nurse HealthLine Services to cover beneficiaries of all AARP Medicare products, providing 24-hour access to health information from nurses. Ovations, through its licensed affiliates, provides its products and services in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

      The Evercare® division of Ovations provides a broad spectrum of health care services to older Americans. In February 2001, EverCare merged its operations with those of Lifemark Corporation to become the one of the nation’s leaders in offering complete, individualized care-planning, care coordination and care benefits for aging, vulnerable and chronically ill individuals living on their own, in community-based settings and in nursing facilities. Through Medicare, Medicaid and private-pay long-term care products and programs, EverCare is dedicated to enhancing the quality of life and maximizing well-being for this unique population, while preserving financial resources and ultimately minimizing associated costs. EverCare offers a continuum of services through innovative programs such as EverCare Choice, EverCare Select and EverCare Connections. EverCare Choice is a Medicare product that offers enhanced medical coverage to frail, elderly and chronically ill populations in both nursing homes and community settings. These services are provided primarily through nurse practitioners, physicians’ assistants and physicians. EverCare Select is a Medicaid, long-term health care product for elderly, physically disabled and other needy individuals. EverCare Connections is a comprehensive eldercare service program providing service coordination, consultation, underwriting support services, claim management and information and resources linkage nationwide.

Specialized Care Services

      Specialized Care Services is a portfolio of specialized health and well-being companies, each serving a specific market need with a unique blend of benefits, provider networks, services and resources. Specialized Care Services is uniquely positioned to provide comprehensive products and services that are focused on highly specialized health care needs such as mental health and chemical dependency, employee assistance, organ transplants, vision and dental services, chiropractic services, life insurance, health related information and other health and well-being services. These offerings are sold directly to employers and consumers and indirectly through other UnitedHealth Group businesses, as well as through unrelated entities, including HMOs, PPOs, insurers, reinsurers, third-party administrators (“TPAs”), labor unions and state and federal government customers. Our products and services include both risk-based products, in which we assume financial responsibility for health care costs, and management and administrative service fees. Most of our businesses operate on a national scale and are subject to the economic and regulatory conditions of various states and regions.

      Through United Behavioral Health (“UBH”) and its affiliated companies, we provide behavioral health care benefit services, employee assistance programs and psychiatric disability benefit services. UBH’s care management staff and extensive network of contracted mental health professionals represent the core of its product offerings. UBH’s services and products reach over 22 million individuals.

      Optum® provides health information assistance, support and related services all designed to improve the health and well-being of the approximately 19 million individuals it serves. Through multiple access points, including the Internet, telephone, audio tapes, print and in-person consultations, we help consumers address daily living concerns, make informed health care decisions and become more effective health care consumers.

      Dental Benefit Providers (“DBP”) and its affiliates provide management services for dental care benefits. Through an extensive relationship with contracted dental providers, DBP and its affiliates manage dental benefit offerings for approximately three million individuals. DBP’s products are distributed primarily through unaffiliated HMOs and insurers to commercial, Medicare and Medicaid populations. DBP also offers its products and services to and through UnitedHealth Group affiliates and has expanded its offering of both network based and indemnity dental care plan designs.

      United Resource Networks (“URN”) is the gateway to highly specialized critical care programs at more than 55 of the most widely recognized medical centers in the United States. URN negotiates fixed, competitive rates for high-cost, complex health care services. Access to URN’s programs and services is available to over 2,200 payers representing approximately 40 million individuals.

      National Benefit Resources (“NBR”) is a managing general underwriter that originates and administers medical stop loss insurance provided to employers with self-funded employee benefit plans. NBR markets stop loss coverage primarily through over 250 third party administrators located throughout the United States. NBR distributes to its customer base certain products and services of other Specialized Care Services’ businesses, including those of URN and Optum.

      Spectera Inc. represents Specialized Care Services’ operating platform for the vision care market. Spectera and its licensed subsidiaries specialize in building vision care benefit partnerships with physicians, employer groups and benefit consultants. Spectera administers vision benefits for more than six million individuals through more than 1,400 employer groups. Spectera provides comprehensive vision care services through its national network of more than 9,700 private doctors’ offices and retail store locations. In addition, our vision business enhances the value of existing vision benefits through coordinating the delivery of vision care services and ophthalmic materials for UnitedHealthcare customers.

      American Chiropractic Network, Inc. (“ACN”), provides consumers with access to networks of chiropractic, physical therapy and other complementary and alternative health care services as well as selected health care products.

      Specialized Care Services also manages units that market the sale of group life and accident insurance to small and medium-sized employer groups.

INGENIX

      Our Ingenix businesses are leaders in the field of health care data and information, research, analysis and application. Ingenix serves multiple health care market segments on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies. Ingenix maintains two primary operating divisions: Ingenix Health Intelligence and Ingenix Pharmaceutical Services.

      Ingenix Health Intelligence offers three broad types of products and services: data and software products and services, consulting and publishing services. Ingenix Health Intelligence provides a wide variety of data and software services and products, including databases for benchmarking and reimbursement methodology development, software to analyze and report costs and utilization of services, data management services, HEDIS reporting, fraud and abuse detection and prevention services, claims editing software and reimbursement systems audits. The consulting services business focuses on actuarial and financial disciplines, product development, provider contracting and medical policy and management. Ingenix Health Intelligence also publishes print and electronic media products that provide information regarding coding, reimbursement, billing, compliance and other general health care issues.

      Ingenix Pharmaceutical Services offers product development and marketing-related services for pharmaceutical, biotechnology and medical device manufacturers on a global basis. Ingenix Pharmaceutical Services provides global clinical research services including strategic planning, research protocol development, investigator identification and training, patient recruitment, regulatory assistance, project management, data management and biostatistical analysis, quality assurance and medical writing. Ingenix Pharmaceutical Services addresses “real world” product questions through economic and outcomes research, safety and research and patient registries. Ingenix Pharmaceutical Services also provides medical education and communications through scientific publications, medical symposia and interactive web-based technologies.

EXPANSION AND DIVESTITURE OF OPERATIONS

      We continually evaluate expansion opportunities and, in the normal course of business, often consider whether to sell certain businesses or stop offering certain products or services. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. During 2001, we completed several acquisitions and ceased offering some products in certain markets, all as part of our ongoing emphasis on our strategic focus. Further, we devote significant attention to internally developing new products and services in the health and well-being sector as we have broadly defined it.

      If we were to make any particular acquisition, it may affect our ability to integrate and manage our overall business effectively. Integration activities relating to acquisitions may increase costs, affect revenue and earnings growth and adversely affect our financial results.

GOVERNMENT REGULATION

      Most of our health and well-being services are heavily regulated. This regulation can vary significantly from jurisdiction to jurisdiction. Federal and state regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. These revisions could affect our operations and financial results. Enactment of federal and state health benefit laws and regulations can also affect our businesses. Examples of such laws and regulations include: health plan liability laws; physician and provider prompt pay laws; data privacy; mandated benefits; limits on contractual terms with physicians and other health care providers, including audit, payment and termination provisions; implementation of a mandatory third party review process for coverage denials; and other laws and limits on utilization management and restrictions on our ability to carve out certain categories of risk, such as acts of terrorism. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make compliance an important focus.

Federal Programs

      Our Health Care Services segment, which includes UnitedHealthcare and Ovations, has Medicare+Choice contracts that are regulated by the Centers for Medicare and Medicaid Services (“CMS”). CMS has the right to audit such health plans in order to determine each plan’s compliance with CMS’ contracts and regulations and the quality of care being given to members. The significant level of regulations surrounding Medicare and Medicaid makes compliance in this product line a continuing challenge. Our Health Care Services segment also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. We believe we are in compliance in all material respects with these regulations.

State Regulation

      All of the states in which our subsidiaries offer insurance and HMO products regulate the activities of those products and operations. Most states require periodic financial reports and impose minimum capital or restricted cash reserve requirements. Many of UnitedHealthcare’s health plans and each of our insurance subsidiaries are regulated under state insurance holding company regulations. Such regulations generally require registration with the state department of insurance and the filing of reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval or, in some circumstances, prior notice of acquisitions and material inter-company transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our subsidiaries or products may by subject to PPO, managed care organization (“MCO”) or third party administrator (“TPA”) related regulations and licensure requirements. These regulations differ greatly from state to state, but generally contain network, contracting, financial and reporting requirements. Many states also have enacted laws and/or adopted regulations governing utilization review and external appeals activities, and these laws may apply to some of our operations. Additionally, there are laws and regulations that set specific standards for delivery of services, prompt payment of claims, confidentiality of consumer health information and covered benefits and services. To date, these various laws and regulations have not materially affected our financial position or results of operations.

HIPAA

      The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Covered entities must be compliant with standards for electronic transactions and code sets by October 2002, and with standards for privacy of protected health information by April 2003. New standards for health information security and national provider and employer identifiers are currently being developed by regulators. We are in the process of updating our business practices to comply with these standards. We plan to be in material compliance by the enforcement dates; however, the law is far-reaching and complex and the government’s delay in providing guidance may affect the timeliness of our compliance efforts. Additionally, different approaches to HIPAA’s provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

      The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor (“DOL”) as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. New ERISA claim regulations, effective July 2002, require changes to operations and may lead to increased litigation activity. We plan to be in material compliance with the new regulations by the enforcement dates.

Fraud and Abuse

      The regulations and contractual requirements applicable to participants in federal government health care programs such as Medicare and Medicaid are complex and changing. We have re-emphasized our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical regulations mean that compliance efforts in this arena will continue to require significant resources. Additionally, states have also begun to focus their anti-fraud efforts on insurance companies and health maintenance organizations. Some states now require filing and approval of anti-fraud plans and may monitor compliance as part of any market conduct examination.

Audits and Investigations

      We are regularly subject to governmental audits, investigations and enforcement actions. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. In addition, a state department of insurance or other state or federal authority (including CMS, the Office of the Inspector General and state attorneys general) may from time to time begin a special audit of one of our health plans, our insurance plans and products or one of our other operations regarding issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage of medically necessary care, including emergency room care. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

International Regulation

      Our Ingenix and UnitedHealthcare segments both have limited international operations. As of December 31, 2001, Ingenix had provided services to customers for trials occurring in over 40 countries, and UnitedHealthcare’s international division operated health companies or offered consulting services in nine markets around the world. These international operations are subject to different legal and regulatory requirements in local jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws.

MARKETING

      Our marketing strategy is defined and coordinated by each business’ dedicated marketing staff. Within these segments, primary marketing responsibility generally resides with a marketing leader and a direct sales force. In addition, several of the segments also rely upon independent insurance agents and brokers to sell some of their products. Marketing efforts also include public relations efforts and advertising programs that may use television, radio, newspapers, magazines, billboards, direct mail and telemarketing.

COMPETITION

      As a diversified health and well-being services company with a scope that extends far beyond the boundaries of traditional managed health care companies, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, health care providers which have formed networks to directly contract with employers and various information and consulting companies. New entrants into the markets in which we compete as well as consolidation within these markets also contribute to this competitive environment. We believe that the principal competitive factors affecting us and the sales and pricing of our products and services include product innovation, consumer satisfaction, the level and quality of products and services, network capabilities, price, market share, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

      We believe that our competitive strengths include the customer focus resulting from our operational realignment. Each UnitedHealth Group business represents a strategic platform from which we can penetrate more deeply into specific markets. These businesses are anchored in a common pursuit of improved health and well being, exploiting three core competencies: network management, knowledge and information and service infrastructure. Other strengths include the breadth and quality of our products, our geographic scope and diversity, our effective use of proprietary tools and products to coordinate and facilitate programs designed to realize appropriately lower health care costs, our disciplined underwriting and pricing practices and staff, our significant market position in certain geographic areas, the strength of our distribution network, our financial strength, our generally large provider networks that provide more consumer choice and minimize barriers to access our point-of-service products and our strong marketplace reputation. However, in some markets we may be at a disadvantage for a number of reasons, including competitors with more resources, longer operating histories, larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or more established names and reputations. These competitive factors could adversely affect our business and operating results.

EMPLOYEES

      As of December 31, 2001, we employed approximately 30,000 individuals. The Company believes its employee relations are good.

CAUTIONARY STATEMENTS

      The statements contained in this Annual Report on Form 10-K and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of our Annual Report to Shareholders incorporated by reference in this document, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

      The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report, in the 2001 Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Health Care Costs

      We use a large portion of our premium revenues to pay the costs of health care services or supplies delivered to our customers. Total health care costs are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is priced before services are delivered and the related costs are incurred, usually on a prospective annual basis. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. In addition, the financial results we report for any particular period include estimates of costs incurred that have not yet been reported to us. Because of these estimates, our earnings may be adjusted later to reflect the actual costs. Relatively small changes in medical costs as a percentage of premium revenues and our ability to properly estimate future health care costs over fixed premium periods can create significant changes in our financial results because of the relatively narrow margins of our insurance products.

Industry Factors

      The managed care industry receives significant negative publicity and has been the subject of large jury awards. This publicity has been accompanied by litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products and services, and may increase the regulatory burdens under which we operate, further increasing our costs of doing business and adversely affecting our profitability.

Competition

      In many of our geographic or product markets, we compete with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. We believe the barriers to entry in these markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to new providers of health and well-being services. Certain of our customers may decide to perform for themselves functions or services we provide, which would decrease our revenues. Certain of our contracted physicians and other health care providers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred in the industry in which we operate as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers or contracted physicians and other health care providers, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be adversely affected.

AARP Contract

      Under our long-term contract with AARP, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of December 31, 2001, our portion of AARP’s insurance program represented approximately $3.5 billion in annual net premium revenue from approximately 3.5 million AARP members. The success of our AARP arrangement depends, in part, on our ability to service these customers, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP.

Medicare Operations

      In response to medical cost increases that exceeded Medicare program reimbursement rate growth, we have withdrawn our Medicare+Choice product offerings from a number of counties and filed significant benefit adjustments in other counties. These and other actions have reduced Medicare+Choice enrollment and may result in further withdrawals of Medicare+Choice product offerings, when and as permitted by our contracts with the CMS. We are precluded from re-entering the counties from which we have withdrawn our Medicare+Choice product offerings until two years after the effective date of withdrawal.

      We will continue to offer Medicare+Choice products in economically viable markets and are exploring alternative arrangements to provide health benefits to seniors. However, the financial results of our Medicare+Choice operations depend on a number of factors, including future Medicare program reimbursement increases, government regulations, benefit design, physician and other health care provider contracting and other factors. There can be no assurance that our Medicare+Choice operations will be profitable in future periods.

Government Programs and Regulation

      Our business is heavily regulated domestically at the federal, state and local levels and internationally. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect our revenue or could increase our costs. We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past and may also do so in the future.

      State legislatures and Congress continue to focus on health care issues. Congress is considering Patients’ Bill of Rights legislation that, if adopted, could fundamentally alter ERISA’s treatment of liability for noncompliance, fiduciary breach of contract and improper benefit coverage denials. Other bills and regulations at state and federal levels may affect certain aspects of our business including physician and other health care provider contracting, claim payments and processing, confidentiality of health information and government-sponsored programs. While we cannot predict if any of these initiatives will ultimately become binding law or regulation, or if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business to new health care funding arrangements. Further, as our businesses continue to implement their e-commerce initiatives, uncertainty surrounding the regulatory authority and requirements in this area will make it difficult to ensure compliance.

      We are also subject to various governmental reviews, audits and investigations. Such oversight could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the CMS, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

      Our operations are conducted through our wholly owned subsidiaries, which include health maintenance organizations and insurance companies. These companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by our regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the subsidiary’s level of statutory net income, statutory capital and surplus.

Physician, Hospital and Other Health Care Provider Relations

      One of the significant techniques we use to contain health care costs and facilitate care delivery is contracting with physicians, hospitals and other health care providers. Because our health plans are geographically diverse and most of those health plans contract with a large number of these providers, we believe our aggregate exposure to provider relations issues is limited. A number of organizations are advocating for legislation that would exempt certain of these providers from federal and state antitrust laws, the adoption of which could affect this assessment. In any particular market, these providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies.

Litigation and Insurance

      We may be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, and intellectual property related litigation. In addition, because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. These matters include: claims related to health care benefits coverage; medical malpractice actions; allegations of anti-competitive and unfair business activities; disputes over compensation and termination of contracts including those with physicians and other health care providers; disputes related to our administrative services, including actions alleging claim administration errors and failure to disclose rate discounts and other fee and rebate arrangements; disputes over benefit copayment calculations; claims related to disclosure of certain business practices; and claims relating to customer audits and contract performance. In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including ERISA and the Racketeer Influenced Corrupt Organization Act (“RICO”). While we believe these suits against us are without merit and we intend to defend our position vigorously, we will incur expenses in the defense of these matters and we cannot predict their outcome.

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

Information Systems

      Our businesses depend significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, the administrative simplification provisions of HIPAA and the Department of Labor’s ERISA claim processing regulations may require changes to current systems. In addition, we obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. As a result of our acquisition activities, we have acquired additional systems and have been taking steps to reduce the number of systems and have upgraded and expanded our information systems capabilities. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, issues in determining medical cost estimates, customer and physician and other health care provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

Data and Proprietary Information

      Many of our products and services depend significantly on the integrity of the data on which they are based. If the information contained in our databases were found or perceived to be inaccurate, or if such information were generally perceived to be unreliable, commercial acceptance of our database-related products would be adversely and materially affected. Furthermore, the use of individually identifiable data by our businesses is regulated at international, federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. These restrictions could adversely affect revenues from certain of our products or services and, more generally, affect our business, financial condition and results of operations.

      There are various recently adopted state laws that address the use and maintenance of individually identifiable health data. Most enact privacy provisions from the federal Gramm-Leach-Bliley Act. Additionally, new federal regulations promulgated pursuant to HIPAA are now effective with compliance required by April 2003. Compliance with these proposals and new regulations could result in cost increases due to necessary systems changes and the development of new administrative processes and may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases. The success of our knowledge and information-related businesses also depends significantly on our ability to maintain proprietary rights to our databases and related products. We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets, copyrights and patents to protect our proprietary rights. We cannot assure that these legal protections and precautions will prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of our businesses to market and sell products and services and on our financial condition and results of operations.

Administration and Management

      Efficient and cost-effective administration of our operations is essential to our profitability and competitive positioning. While we manage expenses, staff-related and other administrative expenses may increase from time to time due to business or product start-ups or expansions, growth or changes in business or the mix of products purchased by customers, acquisitions, regulatory requirements or other reasons. Unanticipated expense increases may adversely affect our financial results. Further, we believe we currently have an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of certain key employees or a number of managers or technical staff could adversely affect our ability to administer and manage our business.

Marketing

      We market our products and services through both employed sales people and independent sales agents. Although we have many sales employees and agents, the departure of certain key sales employees or agents or a large subset of these individuals could impair our ability to retain existing customers. In addition, certain of our customers or potential customers consider our debt ratings, accreditation or certification by various private or governmental bodies or rating agencies necessary or important. Certain of our health plans or other business units may not have obtained or maintained, or may not desire or be able to obtain or maintain, such ratings, accreditation or certification, which could adversely affect our ability to obtain or retain business with these customers.

Acquisitions and Dispositions

      We have an active ongoing acquisition and disposition program under which we may engage in transactions involving the acquisition or disposition of assets, products or businesses, some or all of which may be material. These transactions may entail certain risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or increased efforts to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs and customer dissatisfaction.

Terrorist Attacks

      The terrorist attacks launched on September 11, 2001, the war on terrorism, the threat of future acts of terrorism and the related concerns of customers and providers have negatively affected, and may continue to negatively affect, the U.S. economy in general and our industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, future acts of terrorism and bio-terrorism could adversely affect our Company through, among other things, increased use of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, increased prescriptions for certain drugs, mental health and other services; loss of membership as a result of lay-offs or other reductions of employment; adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; disruption of our information and payment systems; increased health care costs due to restrictions on our ability to carve out certain categories of risk, such as acts of terrorism; and disruption of the financial and insurance markets in general.

Financial Outlook

      From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

General Economic Conditions

      Changes in economic conditions could affect our business and results of operations. The state of the economy could affect our employer group renewal prospects and our ability to increase prices in some of our businesses. Although we are continuously striving to diversify our product offerings to address the changing needs of consumers, there can be no assurance that the effects of the current or a future downturn in economic conditions will not cause our existing customers to seek health coverage alternatives that we do not offer or will not result in significant loss of customers, or decreased margins on our continuing customers.

Stock Market

      The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. We cannot assure the level or stability of the price of our securities at any time or the affect of the foregoing or any other factors on such prices.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First Elected as
Name	Age	Position	Executive Officer

William W. McGuire, M.D.	53	Chairman, Chief Executive Officer and Director	1988
Stephen J. Hemsley	49	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	42	Chief Financial Officer and Chief Accounting Officer	2001
David J. Lubben	50	General Counsel and Secretary	1996
Lois E. Quam	40	Chief Executive Officer, Ovations	1998
Jeannine M. Rivet	53	Executive Vice President and Chief Executive Officer, Ingenix	1998
Robert J. Sheehy	44	Chief Executive Officer, UnitedHealthcare	2001
R. Channing Wheeler	50	Chief Executive Officer, Uniprise	1998

      The Company’s Board of Directors elects executive officers annually. The Company’s executive officers serve until their successors are duly elected and qualified.

      Dr. McGuire is the Chairman of the Board of Directors and Chief Executive Officer of UnitedHealth Group. Dr. McGuire joined UnitedHealth Group as Executive Vice President in November 1988 and became its Chief Executive Officer in February 1991. Dr. McGuire also served as UnitedHealth Group’s Chief Operating Officer from May 1989 to June 1995 and as its President from November 1989 until May 1999.

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

      Mr. Erlandson joined UnitedHealth Group in 1997. He became Controller and Chief Accounting Officer in September 1998 and was named Chief Financial Officer in January 2001. Prior to joining UnitedHealth Group, Mr. Erlandson was a partner with Arthur Andersen LLP where he served from 1981 to 1997.

      Mr. Lubben became UnitedHealth Group’s General Counsel and Secretary in October 1996. Prior to joining UnitedHealth Group, he was a partner in the law firm of Dorsey & Whitney LLP. Mr. Lubben first became associated with Dorsey & Whitney in 1977.

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

      Ms. Rivet joined UnitedHealth Group in June 1990 and became Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ingenix in January 2001. Ms. Rivet was an Executive Vice President of UnitedHealthcare from October 1994 to March 1998 and served as the Chief Executive Officer of UnitedHealthcare from April 1998 to December 2000. She served as UnitedHealth Group’s Senior Vice President, Health Plan Operations from September 1993 to September 1994 and its Vice President of Health Service Operations from June 1990 to September 1993.

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

Item 2.     Properties

      As of December 31, 2001, the Company leased approximately 1.7 million aggregate square feet of space for its principal administrative offices in the greater Minneapolis/ St. Paul, Minnesota area and in Hartford, Connecticut. Excluding these areas, as of December 31, 2001, the Company leased approximately 4.9 million aggregate square feet in the United States and Europe. Such space accommodates health plans, managed care services, specialty programs or satellite administrative offices. The Company’s leases expire at various dates through May 31, 2025. As of December 31, 2001, the Company owned approximately 241,000 aggregate square feet of space for administrative offices in various states. Our administrative offices are accessed by our various businesses.

Item 3.     Legal Proceedings

      In September 1999, a group of plaintiffs’ trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, we have received several purported class action matters that generally challenge managed care practices including cost containment mechanisms, disclosure obligations and payment methodologies. We intend to defend vigorously all of these cases.

      In Re: Managed Care Litigation: MDL No. 1334. The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On February 20, 2002 the Court granted in part and denied in part the industry defendants’ motion to dismiss the amended complaint in the member track litigation. In significant part, the Court limited the RICO and ERISA claims that could be brought by the plaintiffs, and dismissed entirely the common law claims for civil conspiracy and unjust enrichment. On March 14, 2002, the Court certified to the 11th Circuit the threshold issue of whether plaintiffs have standing to assert their RICO claims. The 11th Circuit has not ruled as to whether they will review the issue. All activity was stayed in the health care provider track pending resolution of a threshold appeal to determine which of the health care provider claims must be arbitrated. On March 14, 2002, the 11th Circuit affirmed the trial court’s arbitration ruling and it is anticipated that the stay will be lifted. In both tracks, decisions are pending on plaintiffs’ motions for class certification. Additionally, a decision is pending on industry members’ motion to dismiss in the health care provider track.

      The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000 in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. We have filed a motion to dismiss the third amended complaint.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The information contained under the heading “Investor Information” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, is incorporated herein by reference. As of March 18, 2002, the Company had 12,954 shareholders of record.

      Pursuant to Rule 416 under the Securities Act of 1933, the number of shares of the Company’s common stock registered for sale under the Securities Act by our Registration Statement on Form S-4 filed on January 21, 1998, have been deemed to be increased accordingly to reflect the two-for-one split of the Company’s common stock in the form of a stock dividend effected on December 22, 2000.

Item 6.	Selected Financial Data

      The information contained under the heading “Results of Operations” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The information contained under the heading “Results of Operations” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information contained under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Company’s consolidated financial statements, together with the Report of Independent Public Accountants thereon, appearing on pages 38 through 57 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information included under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2002, is incorporated herein by reference.

      Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information included under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions that appears under the heading “Certain Relationships and Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements

      The following consolidated financial statements of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

      (a)2. Financial Statement Schedules

      None

      (a)3. Exhibits

3(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company
3(b)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
3(c)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-55666))
4(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b)	Amendment to Senior Indenture, dated as of November 6, 2000, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10(a)	United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended
*10(b)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 9, 2001
*10(c)	UnitedHealth Group Incorporated Nonemployee Director Stock Option Plan, Amended and Restated Effective October 30, 2001
*10(d)	UnitedHealth Group Incorporated Leadership Results Plan (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(e)	UnitedHealth Group Incorporated 2001 Executive Savings Plan
*10(f)	Supplemental Long Term Executive Compensation Plan (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(g)	UnitedHealth Group Directors’ Compensation Deferral Plan
*10(h)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10(i)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(j)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10(k)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(l)	Employment Agreement, dated as of October 16, 1998 , between United HealthCare Services, Inc. and Robert J. Sheehy, as amended

*10(m)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(n)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(o)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
*10(p)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 1998)
*10(q)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(r)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
†10(s)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 1996)
†10(t)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10(u)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(v)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(w)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C. (incorporated by reference to Exhibit 10(v) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001
21	Subsidiaries of the Company
23	Consent of Independent Public Accountants
24	Powers of Attorney
99	Letter from the Company to the Securities and Exchange Commission confirming certain quality assurance representations made by Arthur Andersen to the Company

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UnitedHealth Group Incorporated

By	/s/ WILLIAM W. MCGUIRE, M.D.

William W. McGuire, M.D
Chief Executive Officer

Dated: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM W. MCGUIRE, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	April 1, 2002

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	April 1, 2002

* William C. Ballard, Jr.	Director	April 1, 2002

* Richard T. Burke	Director	April 1, 2002

* Stephen J. Hemsley	Director	April 1, 2002

* James A. Johnson	Director	April 1, 2002

* Thomas H. Kean	Director	April 1, 2002

* Douglas W. Leatherdale	Director	April 1, 2002

* Walter F. Mondale	Director	April 1, 2002

Signature		Title	Date

* Mary O. Mundinger		Director	April 1, 2002

* Robert L. Ryan		Director	April 1, 2002

* Gail R. Wilensky		Director	April 1, 2002

*By	/s/ DAVID J. LUBBEN David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Number		Description

3(a	)	Articles of Amendment to Second Restated Articles of Incorporation of the Company
3(b	)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
3(c	)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-55666))
4(a	)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b	)	Amendment to Senior Indenture, dated as of November 6, 2000, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4(c	)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10(a	)	United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended
10(b	)	United HealthCare Corporation Amended and Restated 1991 Stock and Incentive Plan, Amended and Restated Effective May 9, 2001
10(c	)	UnitedHealth Group Incorporated Nonemployee Director Stock Option Plan, Amended and Restated Effective October 30, 2001
10(d	)	UnitedHealth Group Incorporated Leadership Results Plan (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(e	)	UnitedHealth Group Incorporated’s 2001 Executive Savings Plan
10(f	)	Supplemental Long Term Executive Compensation Plan (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(g	)	UnitedHealth Group Directors’ Compensation Deferral Plan
10(h	)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(i	)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(j	)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(k	)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(l	)	Employment Agreement, dated as of October 16, 1998 , between United HealthCare Services, Inc. and Robert J. Sheehy, as amended
10(m	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

Number		Description

10(n	)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(o	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10(p	)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 1998)
10(q	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(r	)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
†10(s	)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 1996)
†10(t	)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10(u	)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(v	)	Information Technology Services Agreement between United HealthCare Services, Inc., a wholly owned subsidiary of the Company, and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(w	)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C. (incorporated by reference to Exhibit 10(v) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 and which is included as part of Exhibit 13 hereto)
13		Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2001
21		Subsidiaries of the Company
23		Consent of Independent Public Accountants
24		Powers of Attorney
99		Letter from the Company to the Securities and Exchange Commission confirming certain quality assurance representations made by Arthur Andersen to the Company

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.