Form 10-Q
period 2002-03-31
UNITEDHEALTH GROUP INC
filed 2002-05-14
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(952) 936-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of May 6, 2002, 307,934,871 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

INDEX

Page
Number

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001	3
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001	4
Notes to Condensed Consolidated Financial Statements	5
Report of Independent Public Accountants	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Part II. Other Information
Item 1. Legal Proceedings	21
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share and per share data)

	March 31,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and Cash Equivalents	$1,447	$1,540
Short-Term Investments	226	270
Accounts Receivable, net	834	856
Assets Under Management	1,894	1,903
Deferred Income Taxes and Other	404	377

Total Current Assets	4,805	4,946
Long-Term Investments	3,768	3,888
Property, Equipment, Capitalized Software, and Other Assets, net	952	902
Goodwill, net	2,221	2,211
Other Intangible Assets, net	538	539

TOTAL ASSETS	$12,284	$12,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$3,535	$3,460
Accounts Payable and Accrued Liabilities	1,266	1,209
Other Policy Liabilities	1,556	1,595
Commercial Paper and Current Maturities of Long-Term Debt	210	684
Unearned Premiums	352	543

Total Current Liabilities	6,919	7,491
Long-Term Debt, less current maturities	1,300	900
Deferred Income Taxes and Other Liabilities	216	204

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500,000,000 shares authorized; 305,306,000 and 308,626,000 issued and outstanding	3	3
Additional Paid-In Capital	—	39
Retained Earnings	3,816	3,805
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	30	44

Total Shareholders’ Equity	3,849	3,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,284	$12,486

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months
	Ended
	March 31,

	2002	2001

REVENUES
Premiums	$5,246	$5,044
Services	705	562
Investment and Other Income	62	74

Total Revenues	6,013	5,680

COSTS
Medical Costs	4,435	4,306
Operating Costs	1,040	945
Depreciation and Amortization	56	64

Total Costs	5,531	5,315

EARNINGS FROM OPERATIONS	482	365
Interest Expense	(24)	(23)

EARNINGS BEFORE INCOME TAXES	458	342
Provision for Income Taxes	(163)	(130)

NET EARNINGS	$295	$212

BASIC NET EARNINGS PER COMMON SHARE	$0.96	$0.67

DILUTED NET EARNINGS PER COMMON SHARE	$0.92	$0.64

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	307.4	317.6
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	14.1	14.3

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	321.5	331.9

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In millions)

	Three Months
	Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net Earnings	$295	$212
Noncash Items:
Depreciation and Amortization	56	64
Deferred Income Taxes and Other	20	6
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	4	(28)
Medical Costs Payable	41	55
Accounts Payable and Accrued Liabilities	149	135
Unearned Premiums	(195)	31

Cash Flows From Operating Activities	370	475

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(8)	(13)
Purchases of Property, Equipment and Capitalized Software	(128)	(92)
Purchases of Investments	(568)	(413)
Maturities and Sales of Investments	701	272

Cash Flows Used For Investing Activities	(3)	(246)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	64	44
Common Stock Repurchases	(450)	(274)
Repayments of Commercial Paper, net	(474)	(99)
Proceeds from Issuance of Long-Term Debt	400	—

Cash Flows Used For Financing Activities	(460)	(329)

DECREASE IN CASH AND CASH EQUIVALENTS	(93)	(100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,540	1,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,447	$1,319

Supplementary schedule of non-cash investing activities:
Common stock issued for acquisitions	$25	$82

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. These financial statements include certain amounts that are based on our best estimates and judgments. The most significant estimates relate to medical costs, medical costs payable, contingent liabilities, and asset valuations, allowances and impairments. We adjust these estimates as more current information becomes available, and any adjustment could have a significant impact on our consolidated operating results. The impact of any changes in estimates is included in the determination of earnings in the period in which the change in estimate is identified.

Following the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Cash, Cash Equivalents and Investments

As of March 31, 2002, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$1,447	$—	$—	$1,447
Debt Securities — Available for Sale	3,685	88	(26)	3,747
Equity Securities — Available for Sale	187	15	(29)	173
Debt Securities — Held to Maturity	74	—	—	74

Total Cash and Investments	$5,393	$103	$(55)	$5,441

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments as follows:

	2002	2001

Gross Realized Gains	$10	$4
Gross Realized Losses	(10)	(5)

Net Realized Gains (Losses)	$—	$(1)

3.     Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, completed the initial impairment tests of goodwill as required by SFAS No. 142, and determined that our goodwill was not impaired. Under SFAS No. 142, goodwill and other indefinite-lived intangibles are not amortized. The following table shows net earnings and earnings per common share adjusted

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods (in millions, except per share data):

	Three Months
	Ended
	March 31,

	2002	2001

NET EARNINGS
Reported Net Earnings	$295	$212
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	22

Adjusted Net Earnings	$295	$234

BASIC NET EARNINGS PER COMMON SHARE
Reported Basic Net Earnings per Share	$0.96	$0.67
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07

Adjusted Basic Net Earnings per Share	$0.96	$0.74

DILUTED NET EARNINGS PER COMMON SHARE
Reported Diluted Net Earnings per Share	$0.92	$0.64
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07

Adjusted Diluted Net Earnings per Share	$0.92	$0.71

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2002, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance as of January 1, 2002	$1,093	$259	$322	$537	$2,211
Goodwill acquired	7	—	3	—	10

Balance as of March 31, 2002	$1,100	$259	$325	$537	$2,221

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in millions):

	March 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived intangible assets
Supporting infrastructure and institutional knowledge	$512	n/a	$512	$512	n/a	$512

Amortized intangible assets
Patents, trademarks, and technology	$28	$(19)	$9	$28	$(19)	$9
Non-compete agreements and other	22	(5)	17	22	(4)	18

Total	$50	$(24)	$26	$50	$(23)	$27

Amortization expense relating to amortized intangible assets is approximately $5 million annually.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	March 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$210	$210	$684	$684
Floating-Rate Notes due November 2003	100	100	100	100
Floating-Rate Notes due November 2004	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	259	250	266
7.5% Senior Unsecured Notes due November 2005	400	426	400	433
5.2% Senior Unsecured Notes due January 2007	400	390	—	—

Total Commercial Paper and Debt	1,510	1,535	1,584	1,633
Less Current Maturities	(210)	(210)	(684)	(684)

Total Long-Term Debt, less current maturities	$1,300	$1,325	$900	$949

As of March 31, 2002, our outstanding commercial paper had interest rates ranging from 1.9% to 2.0%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.3% and to the three month LIBOR plus 0.6%, respectively. As of March 31, 2002, the applicable rates on the notes were 2.2% and 2.5%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have an aggregate notional amount of $200 million maturing January 2007. The variable rates approximate the six month LIBOR rate and are reset on a semiannual basis in arrears. At March 31, 2002, the rate used to accrue interest expense was approximately 3.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of March 31, 2002, we had no amounts outstanding under our credit facilities or ECNs.

Our debt agreements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

5.     AARP

In January 1998, we began providing services under a 10-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for claim administration and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The underwriting gains or losses related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are charged to the RSF and accrue to AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

When we entered the contract, we assumed the policy and other policy liabilities related to the AARP program, and we received cash and premium receivables from the previous insurance carrier equal to the carrying value of these liabilities as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	March 31,	December 31,
	2002	2001

Assets Under Management	$1,874	$1,882
Accounts Receivable	$294	$281
Medical Costs Payable	$901	$867
Other Policy Liabilities	$1,142	$1,180
Accounts Payable and Accrued Liabilities	$125	$116

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

6.     Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the three months ended March 31, 2002, we repurchased 6.0 million shares at an aggregate cost of $424 million. Through March 31, 2002, we had repurchased 118.5 million shares for an aggregate cost of $4.2 billion since the program began in November 1997. As of March 31, 2002, we had board of directors’ authorization to purchase up to an additional 32.8 million shares of our common stock.

As part of our share repurchase activities, we entered into purchase agreements with an independent third party to purchase shares of our common stock at various times and prices through 2003. In May 2002, we settled the remaining purchase obligations under the share repurchase agreements and we elected to receive shares of our common stock from the third party as settlement consideration. The settlement amount was not material and will be recorded through additional paid in capital in the second quarter financial statements.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	2002	2001

Net Earnings	$295	$212
Change in Net Unrealized Gains on Investments, net of tax effects	(14)	2

Comprehensive Income	$281	$214

8.     Segment Financial Information

Factors used in determining our reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision-maker to evaluate our results of operations. The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare and Ovations businesses. UnitedHealthcare provides health and well-being services on behalf of local employers and consumers nationwide. Ovations, which administers Medicare Supplement benefits on behalf of AARP, offers health and well-being services for Americans age 50 and older.

•	Uniprise provides health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support for large employers and health plans.

•	Specialized Care Services is an expanding portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, networks, services and resources.

•	Ingenix is a leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and payers, health care providers, large employers and governments.

Transactions between business segments principally consist of customer service and claim processing services Uniprise provides to UnitedHealthcare, certain product offerings sold to Uniprise and UnitedHealthcare customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to UnitedHealthcare and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Corporate and Eliminations” column includes company wide costs associated with core process improvement initiatives and eliminations of inter-segment transactions.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present segment financial information for the three month periods ended March 31, 2002 and 2001 (in millions):

	Health		Specialized		Corporate
	Care		Care		and
First Quarter 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,155	$499	$219	$78	$—	$5,951
Revenues — Intersegment	—	151	144	31	(326)	—
Investment and Other Income	51	7	4	—	—	62

Total Revenues	$5,206	$657	$367	$109	$(326)	$6,013

Earnings from Operations	$278	$126	$66	$12	$—	$482

	Health		Specialized		Corporate
	Care		Care		and
First Quarter 2001	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$4,900	$457	$173	$76	$—	$5,606
Revenues — Intersegment	—	142	129	26	(297)	—
Investment and Other Income	62	8	4	—	—	74

Total Revenues	$4,962	$607	$306	$102	$(297)	$5,680

Earnings from Operations	$226	$90	$51	$6	$(8)	$365

Earnings from Operations —
Adjusted(a)	$236	$97	$52	$11	$(8)	$388

(a)	Adjusted to exclude $23 million of amortization expense associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized.

9.     Commitments and Contingencies

Governmental Regulation

Our business is regulated domestically at federal, state and local levels, and internationally. The laws and rules governing our business are subject to frequent change, and agencies have broad latitude to administer those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability related to coverage interpretations or other actions. Further, we must obtain and maintain regulatory approvals to market many of our products.

We are also subject to various governmental reviews, audits and investigations. However, we do not believe the results of any of the current audits, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Legal Matters

Because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. These matters include: claims relating to health care benefits coverage; medical malpractice actions, allegations of anti-competitive and unfair business activities; disputes over compensation and termination of contracts including those with physicians and other health care

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providers; disputes related to our administrative services, including actions alleging claim administration errors and failure to disclose rate discounts and other fee and rebate arrangements; disputes over benefit copayment calculations; claims related to disclosure of certain business practices; and claims relating to customer audits and contract performance.

In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). Although the results of pending litigation are always uncertain, we do not believe the results of any such actions, including those described above, currently threatened or pending will, individually or in aggregate, have a material adverse effect on our results of operations or financial position.

10.     Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to adopt the standard on January 1, 2003. We do not expect the adoption of SFAS No. 143 will have any impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business. We adopted the standard on January 1, 2002, and its adoption did not have any impact on our financial position or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of

UnitedHealth Group Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries as of and for the year-ended December 31, 2001 (not presented herein), and, in our report dated January 24, 2002, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

April 18, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

Summary highlights of our first quarter 2002 results include:

•	Earnings per share reached $0.92, an increase of 44% from $0.64 per share reported in the first quarter of 2001, and an increase of 21% from $0.76 per share reported in the fourth quarter of 2001. Assuming SFAS No. 142 was effective for all periods, earnings per share increased 30% year-over-year from $0.71 per share in the first quarter of 2001 and increased 11% sequentially from $0.83 per share in the fourth quarter of 2001.

•	Cash flows from operations were $370 million for the three month period ended March 31, 2002. Adjusted to align the timing of the monthly premium payment received from the Centers for Medicare and Medicaid Services (“CMS”), first quarter 2002 cash flows from operations were $502 million, an increase of $27 million, or 6%, year over year.

•	Earnings from operations increased to $482 million in the first quarter, up $117 million, or 32%, over the prior year, and up $61 million, or 14%, sequentially over the fourth quarter of 2001. Assuming SFAS No. 142 was effective for all periods, earnings from operations increased $94 million, or 24%, year-over-year and increased $37 million, or 8%, sequentially.

•	Consolidated revenues increased $333 million, or 6%, over the first quarter of 2001 to $6.0 billion, reflecting strong and balanced growth across all business segments.

•	The operating cost ratio increased from 16.6% during the first quarter of 2001 to 17.3% during the first quarter of 2002. Using a revenue mix comparable to the first quarter of 2001, the operating cost ratio for the first quarter of 2002 would have decreased 40 basis points to 16.2%.

•	Consolidated operating margin reached 8.0%, improving 120 basis points year-over-year on a SFAS No. 142 comparative basis.

•	Annualized return on equity reached 30.5% in the first quarter of 2002, up from 25.1% in the first quarter of 2001, on a SFAS No. 142 comparative basis.

Summary Operating Information

	Three Months Ended March 31,

				Percent
		2001

(In millions, except per share data)			Adjusted	Change
	2002	Reported	(a)	(a)

Total Revenues	$6,013	$5,680	n/a	6%
Earnings from Operations	$482	$365	$388	24%
Net Earnings	$295	$212	$234	26%
Diluted Net Earnings Per Common Share	$0.92	$0.64	$0.71	30%
Medical Costs to Premium Revenues	84.5%	85.4%	n/a
Medical Costs to Premium Revenues, Excluding AARP	83.0%	83.9%	n/a
Operating Cost Ratio	17.3%	16.6%	n/a
Return on Equity (annualized)	30.5%	22.7%	25.1%
Operating Margin	8.0%	6.4%	6.8%

(a)	Adjusted to exclude $23 million in amortization expense, net of a $1 million tax effect, associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenue from risk-based (insured) products, fees from management, administrative, and consulting services, and investment and other income.

Consolidated revenues increased 6% year-over-year in the first quarter of 2002 to $6.0 billion, reflecting balanced growth across all business segments. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $5.2 billion in the first quarter of 2002, an increase of $202 million, or 4%, over the first quarter of 2001. Adjusted for the effect of business and market exits and excluding revenues from acquired businesses, premium revenues increased 5% year-over-year. This increase was primarily driven by average net premium yield increases in excess of 13% on UnitedHealthcare’s renewing commercial insured business partially offset by a shift in product mix from risk-based products to higher-margin, fee-based products, and targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and certain Medicare markets.

Service Revenues

Service revenues during the first quarter of 2002 totaled $705 million, representing an increase of $143 million, or 25%, over the first quarter of 2001. The overall increase in service revenues is primarily the result of growth in Uniprise’s multi-site, large employer customer base, growth in UnitedHealthcare’s fee-based business, and Ovations’ Pharmacy Services business that began operations in June 2001.

Investment and Other Income

Investment and other income during the first quarter of 2002 totaled $62 million, representing a decrease of $12 million over the comparable period in 2001. Interest income decreased by $13 million driven by lower yields on fixed income investments. Net capital losses on sales of investments were zero in 2002 versus $1 million in 2001.

Medical Costs

The combination of pricing, benefit designs and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio decreased from 85.4% in the first quarter of 2001 to 84.5% in the first quarter of 2002. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased 90 basis points from 83.9% to 83.0%. The improvement in our medical care ratio is attributable to net premium yield increases exceeding underlying medical cost trends and targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and certain Medicare markets.

On an absolute dollar basis, medical costs increased $129 million, or 3%, over the first quarter of 2001. The increase was driven by medical cost inflation, increased consumption patterns, benefit changes, and product mix changes partially offset by a net reduction in the number of people receiving benefits under risk-based benefit plans.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) increased from 16.6% during the first quarter of 2001 to 17.3% during the first quarter of 2002. Changes in productivity and revenue mix affect the operating cost ratio. For our fastest-growing businesses and products (offerings from Uniprise, Specialized

Care Services, Ingenix and Ovations), most direct costs of revenue are included in operating costs, not medical costs. Using a revenue mix comparable to the first quarter of 2001, the operating cost ratio for the first quarter of 2002 would have decreased 40 basis points to 16.2%. This decrease was principally driven by productivity gains from process improvements, technology deployment and cost management initiatives, primarily in the areas of claim processing and customer billings and enrollment. Additionally, because our infrastructure can be scaled efficiently, we have been able to grow revenues at a proportionately higher rate than associated expenses.

On an absolute dollar basis, operating costs increased $95 million, or 10%, over the comparable period in 2001. This increase reflects the additional costs to support product and technology development initiatives and the $333 million year-over-year increase in consolidated revenues, partially offset by productivity and technology improvements discussed above.

Depreciation and Amortization

Depreciation and amortization was $56 million and $64 million for the three month periods ended March 31, 2002 and 2001, respectively. The decrease is due to the non-amortization provisions of SFAS No. 142. Assuming SFAS No. 142 was effective in the prior year, depreciation and amortization in the first quarter of 2001 would have been $41 million. The year-over-year increase of $15 million resulted from higher levels of capital expenditures for technology enhancements and to support business growth.

Income Taxes

Our effective income tax rate was 38.0% in 2001 and 35.5% in 2002. The decrease is due to the impact of non tax-deductible goodwill amortization which is no longer amortized for financial reporting purposes as required by SFAS No. 142. Assuming SFAS No. 142 was effective during 2001, the effective tax rate would have been approximately 36.0% in the first quarter of 2001.

Business Segments

The following summarizes the operating results of our business segments for three month periods ended March 31 (in millions):

Revenues

	Three Months
	Ended March 31,
			Percent
	2002	2001	Change

Health Care Services	$5,206	$4,962	5%
Uniprise	657	607	8%
Specialized Care Services	367	306	20%
Ingenix	109	102	7%
Corporate	(326)	(297)	n/a

Consolidated Revenues	$6,013	$5,680	6%

Earnings from Operations

	Three Months
	Ended March 31,

				Percent
		2001

			Adjusted	Change
	2002	Reported	(a)	(a)

Health Care Services	$278	$226	$236	18%
Uniprise	126	90	97	30%
Specialized Care Services	66	51	52	27%
Ingenix	12	6	11	9%
Corporate	—	(8)	(8)	n/a

Total Consolidated	$482	$365	$388	24%

(a)	Adjusted to exclude amortization expense associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted first quarter revenues of $5.2 billion, representing an increase of $244 million, or 5%, over the first quarter of 2001. Adjusted for the effects of business and market exits and excluding revenues from acquired businesses, Health Care Services’ revenues increased $305 million, or 6%, year-over-year. This increase is primarily attributable to UnitedHealthcare’s average net premium yield increases in excess of 13% on renewing commercial business partially offset by the impact of product mix shift from risk-based products to higher margin, fee-based products, and a slight decline in the number of commercial individuals served.

The Health Care Services segment had earnings from operations of $278 million, representing an increase of $52 million, or 23%, over the first quarter of 2001. On a SFAS No. 142 comparative basis, earnings from operations increased $42 million, or 18%, year-over-year. The increase is primarily related to revenue growth, improved gross margins on UnitedHealthcare’s commercial business, and operating cost efficiencies from process improvement, technology deployment and cost management initiatives. Adjusted for the impact of the SFAS No. 142 adoption, Health Care Services’ operating margin increased 50 basis points to 5.3% in the first quarter of 2002 from the comparable 2001 period. This was primarily driven by a combination of an improved medical care ratio, productivity improvements, and a positive shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved to 83.4% in the first quarter of 2002 from 84.1% in the first quarter of 2001. The decrease in the commercial medical care ratio is attributable to net premium yield increases exceeding overall medical benefit cost increases and targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and certain Medicare markets. UnitedHealthcare sets commercial health premium rates based on anticipated benefit costs, including the effects of medical cost inflation, consumption patterns, benefit changes, product mix and market conditions.

UnitedHealthcare’s commercial individuals served decreased by 95,000, or 1%, over the first quarter of 2001, consisting of an increase of 360,000 in the number of individuals served with fee-based products, offset by a 455,000 decrease in individuals served by risk-based products. The decrease in individuals served by risk-based products was driven by a combination of customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of its risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers. The increase in fee-based customers was driven by customers converting from risk-based products and new customer relationships established since the first quarter of 2001.

UnitedHealthcare’s year-over-year Medicare enrollment decreased 37% because of actions taken to better position this program for long-term success. Effective January 1, 2002, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 57,000 individuals. Annual revenues in 2001 from the Medicare markets exited as of January 1, 2002, were approximately $370 million. These withdrawals are primarily in response to insufficient Medicare program reimbursement rates in specific counties. These actions will further reduce Medicare enrollment, but preserve profit margins. UnitedHealthcare will continue to evaluate Medicare markets and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by its contracts with CMS.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of March 31 (in thousands):

	2002	2001

Commercial
Insured (risk-based)	4,960	5,415
Fee-based	2,545	2,185

Total Commercial	7,505	7,600
Medicare	235	375
Medicaid	655	570

Total Government Programs	890	945

Total UnitedHealthcare	8,395	8,545

Uniprise

Uniprise revenues of $657 million increased by $50 million, or 8%, over the first quarter 2001. This increase was driven primarily by continued growth in Uniprise’s large multi-site customer base, which had a 9% increase in the number of individuals served year-over-year. Uniprise served 8.7 million and 8.0 million individuals as of March 31, 2002 and 2001, respectively. Uniprise’s earnings from operations grew by $36 million, or 40%, over 2001. On a SFAS No. 142 comparable basis, earnings from operations increased by $29 million or 30%. The operating margin improved to 19.2% in the first quarter of 2002 from 16.0% in the first quarter of 2001, on a SFAS No. 142 comparable basis. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives and deployment of technology. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing their business to grow revenues at a proportionately higher rate than associated expenses.

Specialized Care Services

Specialized Care Services revenues of $367 million increased by $61 million, or 20%, over the first quarter of 2001. This increase was driven primarily by the acquisition of Spectera, Inc., its vision care benefits business, in October 2001, and an increase in the number of individuals served by United Behavioral Health, its mental health benefit business, and Dental Benefit Providers, its dental services business. Earnings from operations of $66 million increased by $15 million, or 29%, compared with the first quarter of 2001. Adjusted for the impact of SFAS No. 142, earnings from operations increased by $14 million, or 27%, over the comparable prior year period. Specialized Care Services’ operating margin increased 100 basis points year-over-year to 18.0% in the first quarter of 2002 due to operational and productivity improvements.

Ingenix

Revenues increased $7 million, or 7%, over the first quarter of 2001 as a result of new business in the health information business. Earnings from operations increased by $6 million over the comparable prior year period. Adjusted for the impact of SFAS No. 142, earnings from operations increased by $1 million, or 9%, and operating margin increased 20 basis points to 11.0% as a result of revenue growth and improved productivity.

Ingenix generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate

Corporate includes companywide costs for certain core process improvement initiatives and eliminations of inter-segment transactions. The decrease of $8 million in corporate expenses in the first quarter of 2002 reflects lower companywide process improvement expenses compared to the comparable 2001 period, as certain process improvement initiatives were completed during 2001.

Financial Condition and Liquidity at March 31, 2002

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing within the overall constraints of our financial strategy, such as our self-imposed limit of 30% on our debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity).

Much of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest monies of regulated subsidiaries that exceed our near-term obligations in longer-term marketable debt securities, to improve our overall income return. Factors we consider in making these investment decisions include our board of directors’ approved policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Even our long-term investments are available for sale to meet liquidity and other needs. Monies in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate cash from operations. Additionally, we issue long-term debt and commercial paper with staggered maturity dates and have available credit facilities. These additional sources of liquidity allow us to maintain further operating and financial flexibility. Because of this flexibility, we typically maintain low cash and investment balances in our non-regulated companies. Cash in these entities is generally used to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock.

Cash generated from operating activities, our primary source of liquidity, is principally attributable to net earnings, excluding depreciation and amortization. As such, any future decline in our profitability would likely have a negative impact on our liquidity. The availability of financing, in the form of debt or equity, is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk.

Cash and Investments

During the first quarter of 2002, we generated cash from operations of $370 million. Comparable first quarter 2002 cash flows from operating activities (adjusted for the monthly premium payment received from CMS on April 1 in 2002 and March 30 in 2001) were $502 million, an increase of $27 million, or 6%, over the first quarter of 2001. The increase in operating cash flows primarily resulted from an increase of $75 million in net income excluding depreciation and amortization expense partially offset by a reduction in cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of $5.4 billion at March 31, 2002. Total cash and investments decreased by $257 million since December 31, 2001, primarily due to common stock repurchases in excess of cash generated from operating activities.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2002, approximately $640 million of our $5.4 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $173 million consists primarily of public and non-public equity securities held by UnitedHealth Capital, our investment capital business.

Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2002, and December 31, 2001, we had commercial paper and debt outstanding of $1.5 billion and $1.6 billion, respectively. Our debt-to-total-capital ratio was 28.2% and 28.9% as of March 31, 2002 and December 31, 2001, respectively. We expect to maintain our debt-to-total-capital ratio between 25% and 30%. Within this range, we believe our cost of capital and return on shareholders’ equity are optimized, while maintaining a prudent level of leverage and liquidity.

As of March 31, 2002 our outstanding commercial paper had interest rates ranging from 1.9% to 2.0%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three month LIBOR plus 0.3% and to the three month LIBOR plus 0.6%, respectively. As of March 31, 2002, the applicable rates on the notes were 2.2% and 2.5%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have an aggregate notional amount of $200 million maturing January 2007. The variable rates approximate the six month LIBOR rate and are reset on a semiannual basis in arrears. At March 31, 2002, the rate used to accrue interest expense was approximately 3.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2002. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of March 31, 2002, we had no amounts outstanding under our credit facilities or ECNs.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A3” by Moody’s. Our commercial paper and ECN programs are rated “A-1” by S&P, “F-1” by Fitch, and “P-2” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at 30% or less. A significant downgrade in our debt and commercial paper ratings could adversely affect our borrowing capacity and costs.

The remaining issuing capacity of all securities covered by our shelf registration statement for common stock, preferred stock, debt securities and other securities is $450 million. We may publicly offer such securities from time to time at prices and terms to be determined at the time of offering.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2002, we repurchased 6.0 million shares at an aggregate cost of approximately $424 billion. Through March 31, 2002, we had repurchased approximately 118.5 million shares for an aggregate cost of $4.2 billion since the program began in November 1997. As of March 31, 2002, we had board of directors’ authorization to purchase up to an additional 32.8 million shares of our common stock.

As part of our share repurchase activities, we entered into purchase agreements with an independent third party to purchase shares of our common stock at various times and prices through 2003. In May 2002, we settled the remaining purchase obligations under the share repurchase agreements and we elected to receive shares of our common stock from the third party as settlement consideration. The settlement amount was not material and will be recorded through additional paid in capital in the second quarter financial statements.

Regulatory Capital and Dividend Restrictions

We conduct our operations through our wholly-owned subsidiaries. These companies are subject to standards established by the National Association of Insurance Commissioners (NAIC) that, among other things, require them to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we maintain an aggregate statutory capital and surplus level for our regulated subsidiaries that is significantly higher than the level regulators require.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require the application of management’s most challenging, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. For a detailed description of our critical accounting policies, see the Results of Operations section of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Inflation

The national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to lessen the effects of health care cost inflation. This includes setting commercial premiums based on anticipated health care costs and coordinating care with physicians and other health care providers. Through contracts with physicians and other health care providers, our health plans emphasize preventive health care, appropriate use of specialty and hospital services, education and closing gaps in care.

We believe our strategies to mitigate the impact of health care cost inflation on our operating results have been and will continue to be successful. However, other factors including competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, and applicable regulations may affect our ability to control the impact of health care cost inflation. Changes in medical cost trends that were not anticipated in establishing premium rates, because of the relatively narrow operating margins on our insurance products, can create significant changes in our financial results.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government, Agency and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited to the large number of employer groups that constitute our customer base. As of March 31, 2002, there were no significant concentrations of credit risk.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $5.3 billion of our cash and investments at March 31, 2002, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our debt securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our debt securities at March 31, 2002, the fair value of these securities would decrease or increase by approximately $160 million.

At March 31, 2002, we had $173 million of equity investments in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In Re: Managed Care Litigation: MDL No. 1334. The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On February 20, 2002, the Court granted in part and denied in part the industry defendants’ motion to dismiss the amended complaint in the consumer track litigation. In significant part, the Court limited the RICO and ERISA claims that could be brought by the plaintiffs, and dismissed entirely the common law claims for civil conspiracy and unjust enrichment. On March 14, 2002, the Court certified to the Eleventh Circuit of the U.S. Court of Appeals (“Eleventh Circuit”) the threshold issue of whether plaintiffs have standing to assert their RICO claims. The Eleventh Circuit has not ruled as to whether they will review the issue. All activity was stayed in the health care provider track pending resolution of a threshold appeal to determine which of the health care provider claims must be arbitrated. On March 14, 2002, the Eleventh Circuit affirmed the trial court’s arbitration ruling. In both tracks, decisions are pending on plaintiffs’ motions for class certification. Additionally, a decision is pending on industry members’ motion to dismiss in the health care provider track.

The American Medical Association et. al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000, in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. We have filed a motion to dismiss the third amended complaint.

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

(b) Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2002. These reports were filed on January 17, 2002 and March 7, 2002. The January 17, 2002 report disclosed information about the $400 million of senior unsecured notes due January 2007 and issued January 14, 2002. The March 7, 2002 report furnished information pursuant to Regulation FD relating to presentations by officers of the Company at investor meetings and conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 14, 2002

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: May 14, 2002

EXHIBITS

Exhibit
Number		Description

Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements