Form 10-Q
period 2002-06-30
UNITEDHEALTH GROUP INC
filed 2002-08-13
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of August 2, 2002, 303,425,030 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In millions, except share and per share data)
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In millions, except per share data)
UNITEDHEALTH GROUP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In millions)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REPORT
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS
EX-15 Re: Unaudited Interim Financial Information
EX-99 Cautionary Statements
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

UNITEDHEALTH GROUP

INDEX

Page
Number

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Independent Accountants’ Report	15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Part II. Other Information
Item 1. Legal Proceedings	25
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share and per share data)

	June 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and Cash Equivalents	$1,696	$1,540
Short-Term Investments	209	270
Accounts Receivable, net	898	856
Assets Under Management	1,937	1,903
Deferred Income Taxes and Other	473	377

Total Current Assets	5,213	4,946
Long-Term Investments	3,826	3,888
Property, Equipment, Capitalized Software, and Other Assets, net	963	902
Goodwill, net	2,284	2,211
Other Intangible Assets, net	552	539

TOTAL ASSETS	$12,838	$12,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$3,550	$3,460
Accounts Payable and Accrued Liabilities	1,442	1,209
Other Policy Liabilities	1,652	1,595
Commercial Paper and Current Maturities of Long-Term Debt	230	684
Unearned Premiums	354	543

Total Current Liabilities	7,228	7,491
Long-Term Debt, less current maturities	1,300	900
Deferred Income Taxes and Other Liabilities	329	204

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500,000,000 shares authorized; 302,399,000 and 308,626,000 issued and outstanding	3	3
Additional Paid-In Capital	—	39
Retained Earnings	3,892	3,805
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	86	44

Total Shareholders’ Equity	3,981	3,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,838	$12,486

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES
Premiums	$5,316	$5,144	$10,562	$10,188
Services	711	595	1,416	1,157
Investment and Other Income	51	74	113	148

Total Revenues	6,078	5,813	12,091	11,493

COSTS
Medical Costs	4,418	4,394	8,853	8,700
Operating Costs	1,075	971	2,115	1,916
Depreciation and Amortization	62	64	118	128

Total Costs	5,555	5,429	11,086	10,744

EARNINGS FROM OPERATIONS	523	384	1,005	749
Interest Expense	(20)	(24)	(44)	(47)

EARNINGS BEFORE INCOME TAXES	503	360	961	702
Provision for Income Taxes	(178)	(137)	(341)	(267)

NET EARNINGS	$325	$223	$620	$435

BASIC NET EARNINGS PER COMMON SHARE	$1.07	$0.71	$2.03	$1.38

DILUTED NET EARNINGS PER COMMON SHARE	$1.01	$0.68	$1.93	$1.32

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	304.9	312.9	306.0	314.5
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	15.4	14.2	14.8	14.3

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	320.3	327.1	320.8	328.8

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In millions)

	Six Months
	Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Net Earnings	$620	$435
Noncash Items:
Depreciation and Amortization	118	128
Deferred Income Taxes and Other	70	13
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Assets	(30)	1
Medical Costs Payable	48	102
Accounts Payable and Accrued Liabilities	409	256
Unearned Premiums	(205)	41

Cash Flows From Operating Activities	1,030	976

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(45)	(39)
Purchases of Property, Equipment and Capitalized Software	(216)	(217)
Purchases of Investments	(1,353)	(955)
Maturities and Sales of Investments	1,515	660

Cash Flows Used For Investing Activities	(99)	(551)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	114	75
Common Stock Repurchases	(826)	(713)
(Repayments) Issuances of Commercial Paper, net	(454)	143
Proceeds from Issuance of Long-Term Debt	400	—
Dividends Paid	(9)	(9)

Cash Flows Used For Financing Activities	(775)	(504)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156	(79)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,540	1,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,696	$1,340

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$72	$82

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

These financial statements include certain amounts that are based on our best estimates and judgments. These estimates require the application of complex assumptions and judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and will change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, contingent liabilities, and asset valuations, allowances and impairments. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is updated.

2.     Cash, Cash Equivalents and Investments

As of June 30, 2002, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$1,696	$—	$—	$1,696
Debt Securities — Available for Sale	3,660	148	(13)	3,795
Equity Securities — Available for Sale	172	19	(20)	171
Debt Securities — Held to Maturity	69	—	—	69

Total Cash and Investments	$5,597	$167	$(33)	$5,731

During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross Realized Gains	$28	$5	$38	$9
Gross Realized Losses	(36)	(1)	(46)	(6)

Net Realized Gains (Losses)	$(8)	$4	$(8)	$3

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Goodwill and Other Intangible Assets

We adopted Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. We completed the initial impairment tests of goodwill and other intangible assets as required by SFAS No. 142, and determined that our goodwill and other intangible assets were not impaired. Under SFAS No. 142, goodwill and other indefinite-lived intangibles are not amortized. The following table shows net earnings and earnings per common share adjusted to reflect the adoption of the non-amortization provision of SFAS No. 142 as of the beginning of the respective periods (in millions, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET EARNINGS
Reported Net Earnings	$325	$223	$620	$435
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	22	—	44

Adjusted Net Earnings	$325	$245	$620	$479

BASIC NET EARNINGS PER COMMON SHARE
Reported Basic Net Earnings per Share	$1.07	$0.71	$2.03	$1.38
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07	—	0.14

Adjusted Basic Net Earnings per Share	$1.07	$0.78	$2.03	$1.52

DILUTED NET EARNINGS PER COMMON SHARE
Reported Diluted Net Earnings per Share	$1.01	$0.68	$1.93	$1.32
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07	—	0.14

Adjusted Diluted Net Earnings per Share	$1.01	$0.75	$1.93	$1.46

Changes in the carrying amount of goodwill, by operating segment, during the six months ended June 30, 2002, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance as of January 1, 2002	$1,093	$259	$322	$537	$2,211
Acquisitions	7	—	3	66	76
Dispositions	—	—	—	(3)	(3)

Balance as of June 30, 2002	$1,100	$259	$325	$600	$2,284

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in millions):

	June 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived intangible assets
Supporting infrastructure and institutional knowledge	$512	n/a	$512	$512	n/a	$512

Amortized intangible assets
Patents, trademarks, and purchased technology	$44	$(20)	$24	$28	$(19)	$9
Non-compete agreements and other	22	(6)	16	22	(4)	18

Total	$66	$(26)	$40	$50	$(23)	$27

Amortization expense relating to amortized intangible assets is approximately $7 million annually.

4.     Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	June 30, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$230	$230	$684	$684
Floating-Rate Notes due November 2003	100	100	100	100
Floating-Rate Notes due November 2004	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	263	250	266
7.5% Senior Unsecured Notes due November 2005	400	441	400	433
5.2% Senior Unsecured Notes due January 2007	400	407	—	—

Total Commercial Paper and Debt	1,530	1,591	1,584	1,633
Less Current Maturities	(230)	(230)	(684)	(684)

Total Long-Term Debt, less current maturities	$1,300	$1,361	$900	$949

As of June 30, 2002, our outstanding commercial paper had interest rates ranging from 1.8% to 1.9%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.3% and to the three month LIBOR plus 0.6%, respectively. As of June 30, 2002, the applicable rates on the notes were 2.2% and 2.5%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements qualify as fair value hedges for accounting purposes, and have an aggregate notional amount of $200 million maturing January 2007. The variable rates approximate the six month LIBOR rate and are reset on a semiannual basis in arrears. At June 30, 2002, the rate used to accrue interest expense was approximately 2.0%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of June 30, 2002, we had no amounts outstanding under our credit facilities or ECNs.

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

The underwriting gains or losses related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are charged to the RSF and accrue to AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

When we entered the contract, we assumed the policy and other policy liabilities related to the AARP program, and we received cash and premium receivables from the previous insurance carrier equal to the carrying value of these liabilities as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	June 30,	December 31,
	2002	2001

Assets Under Management	$1,917	$1,882
Accounts Receivable	$321	$281
Medical Costs Payable	$909	$867
Other Policy Liabilities	$1,205	$1,180
Accounts Payable and Accrued Liabilities	$124	$116

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

6.     Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the six months ended June 30, 2002, we repurchased 11.3 million shares at an aggregate cost of $868 million. Through June 30, 2002, we had repurchased 123.8 million shares for an aggregate cost of

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.6 billion since the program began in November 1997. As of June 30, 2002, we had board of directors’ authorization to purchase up to an additional 27.5 million shares of our common stock.

As a limited part of our share repurchase activities, we had entered into purchase agreements with an independent third party to purchase shares of our common stock at various times and prices through 2003. In May 2002, the share repurchase agreements were terminated and we elected to receive shares of our common stock from the third party as settlement consideration. The favorable settlement amount was not material and was recorded through additional paid in capital.

7.     Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six month periods ended June 30 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net Earnings	$325	$223	$620	$435
Change in Net Unrealized Gains on Investments, net of tax effects	56	(20)	42	(18)

Comprehensive Income	$381	$203	$662	$417

8.     Performance Summary

Second quarter diluted net earnings per share of $1.01 increased 49% from $0.68 per share in the second quarter of 2001, driven by solid revenue growth and significant operating margin expansion.

Revenues increased 5% on a reported basis, and 11% after considering the impact of targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and withdrawals and benefit design changes in certain Medicare markets. Revenue growth was driven by an increasing number of customers in Uniprise’s multi-site, large employer customer base, price increases in excess of 13% on UnitedHealthcare’s risk-based commercial products, and growth in a number of business units in the Specialized Care Services and Health Care Services segments.

Second quarter operating margins increased to 8.6% from 6.6% in the second quarter of 2001, as operating income grew to $523 million from $384 million in the comparable prior year period. Factors affecting the year-over-year comparison of second quarter operating results included:

•	Overall revenue growth, including the positive effects of leveraging new sales growth over the Company’s fixed cost infrastructure. Because our infrastructure can be scaled efficiently, we have been able to grow revenues at a proportionately higher rate than associated expenses.

•	A conscious product and customer mix shift, toward higher margin fee- and risk-based products and away from unprofitable markets and arrangements with customers using multiple carriers.

•	Consistent with improvements realized over the last several quarters, the Company’s medical care ratio (excluding AARP) improved to 81.2% from 84.0% in the second quarter of 2001, principally due to the significant withdrawals from marginal commercial and Medicare business and the shift to more favorable commercial business as noted above. As a result of these factors, medical cost estimates for the current year developed favorably by an estimated $40 million ($26 million net of tax) during the quarter.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On a comparable business mix basis, the operating cost ratio (operating costs as a percentage of total revenues) improved to 16.2% from 16.7% in the second quarter of 2001, driven by productivity gains from process improvements, technology deployment and cost management initiatives, partially offset by an increase in operating costs related to on-going technology development and deployment, and process and infrastructure enhancements.

•	An increase in net capital losses on investments realized in the quarter. In the second quarter of 2002, we realized a net capital loss of $8 million, as compared to a realized net capital gain of $4 million in the second quarter of 2001.

•	Depreciation and amortization expense decreased by $2 million to $62 million for the second quarter of 2002. The decrease is due to $23 million of goodwill and other indefinite-lived intangible assets amortization recorded in 2001 which is no longer amortized in 2002 pursuant to SFAS No. 142, largely offset by $21 million of increased depreciation and amortization resulting from higher levels of capital expenditures for technology enhancements and to support business growth.

9.     Segment Financial Information

Factors used in determining our reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision-maker to evaluate our results of operations. The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare and Ovations businesses. UnitedHealthcare provides health and well-being services on behalf of local employers and consumers nationwide. Ovations, which administers Medicare Supplement benefits on behalf of AARP, offers health and well-being services for Americans age 50 and older. In accordance with generally accepted accounting principles, the financial results of UnitedHealthcare and Ovations have been combined in the Health Care Services segment because both businesses have similar economic characteristics, including products and services, types of customers, distribution methods and operational processes, and both operate in a similar regulatory environment.

•	Uniprise provides health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support for large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, networks, services and resources.

•	Ingenix is a leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and payers, health care providers, large employers and governments.

Transactions between business segments principally consist of customer service and claim processing services Uniprise provides to UnitedHealthcare, certain product offerings sold to Uniprise and UnitedHealthcare customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to UnitedHealthcare and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Corporate and Eliminations” column includes company wide costs associated with enterprise-wide process improvement initiatives and eliminations of intersegment transactions.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present segment financial information for the three and six month periods ended June 30, 2002 and 2001 (in millions):

	Health		Specialized		Corporate
	Care		Care		and
Three Months Ended June 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,224	$504	$223	$76	$—	$6,027
Revenues — Intersegment	—	149	148	33	(330)	—
Investment and Other Income	41	6	4	—	—	51

Total Revenues	$5,265	$659	$375	$109	$(330)	$6,078

Earnings from Operations	$316	$127	$68	$12	$—	$523

	Health		Specialized		Corporate
	Care		Care		and
Three Months Ended June 30, 2001	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,030	$458	$180	$71	$—	$5,739
Revenues — Intersegment	—	148	126	27	(301)	—
Investment and Other Income	61	9	4	—	—	74

Total Revenues	$5,091	$615	$310	$98	$(301)	$5,813

Earnings from Operations	$233	$93	$53	$7	$(2)	$384

Earnings from Operations — Adjusted(a)	$242	$100	$54	$13	$(2)	$407

	Health		Specialized		Corporate
	Care		Care		and
Six Months Ended June 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$10,379	$1,003	$442	$154	$—	$11,978
Revenues — Intersegment	—	300	292	64	(656)	—
Investment and Other Income	92	13	8	—	—	113

Total Revenues	$10,471	$1,316	$742	$218	$(656)	$12,091

Earnings from Operations	$594	$253	$134	$24	$—	$1,005

	Health		Specialized		Corporate
	Care		Care		and
Six Months Ended June 30, 2001	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$9,930	$915	$353	$147	$—	$11,345
Revenues — Intersegment	—	290	255	53	(598)	—
Investment and Other Income	123	17	8	—	—	148

Total Revenues	$10,053	$1,222	$616	$200	$(598)	$11,493

Earnings from Operations	$459	$183	$104	$13	$(10)	$749

Earnings from Operations — Adjusted(a)	$478	$197	$106	$24	$(10)	$795

(a)	Adjusted to exclude $23 million and $46 million of amortization expense for the three and six month periods ended June 30, 2001, associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

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

We are also subject to various on-going governmental investigations, audits, and reviews and we record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Legal Matters

Because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. We record liabilities for our estimate of probable costs resulting from these matters. These matters include: claims relating to health care benefits coverage; medical malpractice actions, allegations of anti-competitive and unfair business activities; disputes over compensation and termination of contracts including those with physicians and other health care providers; disputes related to our administrative services, including actions alleging claim administration errors and failure to disclose rate discounts and other fee and rebate arrangements; disputes over benefit copayment calculations; claims related to disclosure of certain business practices; and claims relating to customer audits and contract performance.

In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). Although the results of pending litigation are always uncertain, we do not believe the results of any such actions, including those described above, currently threatened or pending, individually or in aggregate, will have a material adverse effect on our financial position or results of operations.

11.     Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are required to adopt the standard on January 1, 2003. We do not expect the adoption of SFAS No. 143 will have any impact on our financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.

12.     AmeriChoice Acquisition

In June 2002, the Company entered into an agreement to acquire AmeriChoice Corporation (AmeriChoice), a leading company engaged in facilitating health care benefits and services for state Medicaid beneficiaries in the states of New York, New Jersey and Pennsylvania. The Company will pay approximately $560 million in consideration, comprised mainly of UnitedHealth Group common stock. Subject to regulatory approvals, the transaction is expected to close in 2002.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of June 30, 2002, and for the three- and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

Other accountants have reported on the accompanying condensed consolidated financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, and their reports dated April 18, 2002 and July 27, 2001, respectively, stated that the condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived, and that they were not aware of any material modifications that should be made to the condensed consolidated interim statements for the three-month and six-month periods ended June 30, 2001 in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

July 18, 2002

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

Summary highlights of our second quarter 2002 results include:

•	Earnings per share reached $1.01, an increase of 49% from $0.68 per share reported in the second quarter of 2001, and an increase of 10% from $0.92 per share reported in the first quarter of 2002. Assuming SFAS No. 142 was effective for all periods, earnings per share increased 35% year-over-year from $0.75 per share in the second quarter of 2001.

•	Cash flows from operations were over $1.0 billion for the six months ended June 30, 2002. Adjusted to align the timing of the monthly premium payment received from the Centers for Medicare and Medicaid Services (“CMS”), cash flows from operations for the six months ended June 30, 2002 were over $1.1 billion, an increase of $181 million, or 19%, year-over-year.

•	Earnings from operations increased to $523 million in the second quarter, up $139 million, or 36%, over the prior year, and up $41 million, or 9%, sequentially over the first quarter of 2002. Assuming SFAS No. 142 was effective for all periods, earnings from operations increased $116 million, or 29%, year-over-year.

•	Consolidated revenues increased $265 million, or 5%, over the second quarter of 2001 to $6.1 billion, reflecting strong and balanced growth across the business segments.

•	The consolidated medical care ratio, excluding the AARP business, decreased from 84.0% in the second quarter of 2001 to 81.2% in the second quarter of 2002.

•	The operating cost ratio increased from 16.7% during the second quarter of 2001 to 17.7% during the second quarter of 2002. Using a revenue mix comparable to the second quarter of 2001, the operating cost ratio for the second quarter of 2002 would have decreased 50 basis points to 16.2%.

•	Consolidated operating margin reached 8.6%, improving 160 basis points year-over-year on a SFAS No. 142 comparative basis.

•	Annualized return on equity reached 33.2% in the second quarter of 2002, up from 26.6% in the second quarter of 2001, on a SFAS No. 142 comparative basis.

Summary Operating Information

	Three Months Ended June 30,				Six Months Ended June 30,

		2001				2001
(In millions, expect per share data)				Percent				Percent
	2002	Reported	Adjusted(a)	Change(a)	2002	Reported	Adjusted(a)	Change(a)

Total Revenues	$6,078	$5,813	n/a	5%	$12,091	$11,493	n/a	5%
Earnings from Operations	$523	$384	$407	29%	$1,005	$749	$795	26%
Net Earnings	$325	$223	$245	33%	$620	$435	$479	29%
Diluted Net Earnings Per Common Share	$1.01	$0.68	$0.75	35%	$1.93	$1.32	$1.46	32%
Medical Costs to Premium Revenues	83.1%	85.4%	n/a		83.8%	85.4%	n/a
Medical Costs to Premium Revenues, Excluding AARP	81.2%	84.0%	n/a		82.1%	83.9%	n/a
Operating Cost Ratio	17.7%	16.7%	n/a		17.5%	16.7%	n/a
Return on Equity (annualized)	33.2%	24.2%	26.6%		31.7%	23.6%	26.0%
Operating Margin	8.6%	6.6%	7.0%		8.3%	6.5%	6.9%

(a)	Adjusted to exclude $23 and $46 million in amortization expense for the three and six month periods ended June 30, 2001, net of a $1 and $2 million tax effect, respectively, associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

Results of Operations

     Consolidated Financial Results

Revenues

Revenues are comprised of premium revenue from risk-based (insured) products; service fee revenues, which include fees for management, administrative and consulting services, and revenues from product sales; and investment and other income.

Premium revenues are derived from risk-based arrangements, wherein the Company assumes the economic risk of funding health care and related costs in exchange for a contractually fixed premium. Service fee revenues are primarily derived from administrative services performed for customers that have elected to self-insure the medical costs of their employees and their dependents. For both premium risk-based and administrative service fee customer arrangements, the Company provides coordination and facilitation of medical services, claims processing, customer, member and care provider services, and access to a contracted network of physicians and health care providers.

Under administrative service fee contracts, the customers retain the risk of financing medical benefits for their employees and the Company administers the payment of customer funds to physicians and other health care providers from customer funded bank accounts. Because the Company does not have the obligation for funding the medical expenses, nor does the Company have responsibility for the delivery of the medical care, gross revenue and medical costs for these contracts are not included in the Company’s financial statements.

Consolidated revenues were $6.1 billion and $12.1 billion for the three and six month periods ended June 30, 2002, respectively, representing a 5% increase over the comparable prior year periods reflecting balanced growth across all business segments. Following is a discussion of second quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $5.3 billion in the second quarter of 2002, an increase of $172 million, or 3%, over the second quarter of 2001. For the six months ended June 30, 2002, premium revenues totaled nearly $10.6 billion, an increase of $374 million, or 4%, over the comparable 2001 period. Adjusted for the effect of business and market exits and excluding revenues from acquired businesses, premium revenues increased 5% for both the three and six month periods ended June 30, 2002, compared to the comparable prior year periods. This increase was primarily driven by average net premium yield increases in excess of 13% on UnitedHealthcare’s renewing commercial insured business partially offset by a shift in product mix from risk-based products to higher-margin, fee-based products, and targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and withdrawals and benefit design changes in certain Medicare markets.

Service Revenues

Service revenues during the second quarter of 2002 totaled $711 million, representing an increase of $116 million, or 19%, over the second quarter of 2001. Service revenues during the six months ended June 30, 2002 totaled $1.4 billion, an increase of $259 million, or 22%, over the comparable 2001 period. The overall increase in fee revenues is primarily the result of growth in Uniprise’s multi-site, large employer customer base, growth in UnitedHealthcare’s fee-based business, and Ovations’ Pharmacy Services business that began operations in June 2001.

Investment and Other Income

Investment and other income during the three and six months ended June 30, 2002 totaled $51 million and $113 million, respectively, representing decreases of $23 million and $35 million, respectively, over the comparable periods in 2001. In the three and six month periods ended June 30, 2002, interest income decreased by $11 million and $24 million, respectively, driven by lower yields on fixed income investments.

Net capital losses on sales of investments were $8 million for both the three and six month periods ended June 30, 2002, compared to a net capital gain of $4 million in the second quarter of 2001 and a net capital gain of $3 million for the six months ended June 30, 2001. The net capital losses in 2002 were mainly due to second quarter impairments recorded on investments in debt securities of certain companies in the telecommunications industry, partially offset by capital gains on sales of other investments in debt securities.

Medical Costs

The combination of pricing, benefit designs and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio decreased from 85.4% in the second quarter of 2001 to 83.1% in the second quarter of 2002.

Excluding the AARP business, for the three months ended June 30, 2001 and 2002, the medical care ratio improved by 280 basis points from 84.0% to 81.2%. The medical care ratio improved principally as a result of targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple carriers, withdrawals and benefit design changes in certain Medicare markets, net premium yield increases exceeding overall medical benefit cost increases and a shift in customer mix, with a larger percentage of premium revenues derived from employer groups with less than 50 employees. These groups typically have a lower medical care ratio, but higher operating costs, than larger customers. The balance of the decrease resulted from $40 million ($26 million net of income tax effects) of favorable development of prior period medical cost estimates.

For the six months ended June 30, 2001 and 2002, the consolidated medical care ratio decreased from 85.4% to 83.8%. Excluding the AARP business, for the six months ended June 30, 2001 and 2002, the medical care ratio improved by 180 basis points from 83.9% to 82.1%. The six month medical care ratio improved primarily as a result of targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple carriers, withdrawals and benefit design changes in certain Medicare markets, and the shift in customer mix described above.

For the three and six month periods ended June 30, 2001 and 2002, on an absolute dollar basis, medical costs increased $24 million, or 1%, and $153 million, or 2%, respectively, over the comparable 2001 periods. The increase was driven primarily by medical cost inflation and increased health care consumption patterns, partially offset by a net reduction in the number of people receiving benefits under risk-based benefit plans.

Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) increased from 16.7% during the second quarter of 2001 to 17.7% during the second quarter of 2002. Changes in productivity and revenue mix affect the operating cost ratio. For our fastest-growing businesses and products (offerings from Uniprise, Specialized Care Services, Ingenix and Ovations), most direct costs of revenue are included in operating costs, not medical costs. In addition, our Medicare business, which has relatively low operating costs as a percentage of revenues, continues to decline in relation to our overall operations as a result of withdrawals and benefit design changes in certain Medicare markets. Using a revenue mix comparable to the second quarter of 2001, the operating cost ratio for the second quarter of 2002 would have decreased 50 basis points to 16.2%. This decrease was principally driven by productivity gains from process improvements, technology deployment and cost management initiatives, primarily in the areas of claim processing, customer service and customer billings and enrollment. Additionally, because our infrastructure can be scaled efficiently, we have been able to grow revenues at a proportionately higher rate than associated expenses.

On an absolute dollar basis, operating costs increased $104 million, or 11%, in the second quarter of 2002 over the comparable period in 2001. This increase reflects the additional costs to support product and technology development initiatives and the 5% year-over-year increase in consolidated revenues, partially offset by the productivity improvements previously discussed.

Depreciation and Amortization

Depreciation and amortization was $62 million and $64 million for the three-month periods ended June 30, 2002 and 2001, respectively. The decrease is due to $23 million of goodwill and indefinite-lived amortization recorded in 2001 which is no longer amortized in 2002 pursuant to SFAS No. 142. This is largely offset by $21 million of additional depreciation and amortization resulting from higher levels of capital expenditures for technology enhancements and to support business growth.

Income Taxes

Our effective income tax rate was 38.0% during the second quarter of 2001, and 35.5% during the second quarter of 2002. The decrease is due to the impact of non tax-deductible goodwill amortization that is no longer amortized for financial reporting purposes as required by SFAS No. 142. Assuming SFAS No. 142 was effective during 2001, the effective tax rate would have been approximately 36.0% during the second quarter of 2001.

Business Segments

The following summarizes the operating results of our business segments for three and six month periods ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
	2002	2001	Change	2002	2001	Change

Health Care Services	$5,265	$5,091	3%	$10,471	$10,053	4%
Uniprise	659	615	7%	1,316	1,222	8%
Specialized Care Services	375	310	21%	742	616	20%
Ingenix	109	98	11%	218	200	9%
Corporate	(330)	(301)	n/a	(656)	(598)	n/a

Consolidated Revenues	$6,078	$5,813	5%	$12,091	$11,493	5%

Earnings from Operations

	Three Months Ended June 30,				Six Months Ended June 30,

		2001				2001
				Percent				Percent
	2002	Reported	Adjusted(a)	Change(a)	2002	Reported	Adjusted(a)	Change(a)

Health Care Services	$316	$233	$242	31%	$594	$459	$478	24%
Uniprise	127	93	100	27%	253	183	197	28%
Specialized Care Services	68	53	54	26%	134	104	106	26%
Ingenix	12	7	13	(8)%	24	13	24	0%
Corporate	—	(2)	(2)	n/a	—	(10)	(10)	n/a

Total Consolidated	$523	$384	$407	29%	$1,005	$749	$795	26%

(a)	Adjusted to exclude amortization expense associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted second quarter revenues of $5.3 billion, representing an increase of $174 million, or 3%, over the second quarter of 2001. Adjusted for the effects of business and market exits and excluding revenues from acquired businesses, Health Care Services’ revenues increased $267 million, or 5%, and $601 million, or 6%, for the three and six month periods ended June 30, 2002, respectively, over the comparable 2001 periods. These increases are primarily attributable to UnitedHealthcare’s average net premium yield increases in excess of 13% on renewing commercial business partially offset by the impact of product mix shift from risk-based products to higher margin, fee-based products, and targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple carriers, and withdrawals and benefit design changes in certain Medicare markets.

The Health Care Services segment had earnings from operations of $316 million, representing an increase of $83 million, or 36%, over the second quarter of 2001. On a SFAS No. 142 comparative basis, earnings from operations increased $74 million, or 31%, year-over-year. The increase is primarily related to improved gross margins on UnitedHealthcare’s commercial business, revenue growth, and operating cost efficiencies from process improvement, technology deployment and cost management initiatives. Adjusted for the impact of the SFAS No. 142 adoption, Health Care Services’ operating margin increased 120 basis points to 6.0% in the second quarter of 2002 from the comparable 2001 period. This increase was primarily driven by a combination of an improved medical care ratio, productivity improvements, and a positive shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved to 81.6% in the second quarter of 2002 from 84.1% in the second quarter of 2001. The majority of the improvement in the commercial medical care ratio is attributable to targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and shifting customer mix, with a larger percentage of commercial premium revenues derived from employer groups with less than 50 employees. These groups typically have a lower medical care ratio, but higher selling and administrative costs, than larger customers. The balance of the decrease resulted from favorable development of prior period medical cost estimates, as further discussed under the caption “Medical Costs” above, and net premium yield increases exceeding overall medical benefit cost increases.

UnitedHealthcare’s commercial individuals served decreased by 20,000 from the second quarter of 2001, consisting of a 360,000, or 16%, increase in the number of individuals served with fee-based products, offset by a 380,000, or 7%, decrease in individuals served by risk-based products. The decrease in individuals served by risk-based products was driven by a combination of customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of its risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers. The increase in fee-based customers was driven by customers converting from risk-based products and new customer relationships established since the second quarter of 2001.

UnitedHealthcare’s year-over-year Medicare enrollment decreased 38% because of market withdrawals and benefit design changes effected to better position this program for long-term success. Effective January 1, 2002, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 57,000 individuals. Annual revenues in 2001 from the Medicare markets exited as of January 1, 2002, were approximately $370 million. These withdrawals are primarily in response to insufficient Medicare program reimbursement rates in specific counties. These actions and benefit design changes in certain markets will further reduce Medicare enrollment, but preserve profit margins. UnitedHealthcare will continue to evaluate Medicare markets and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by its contracts with CMS.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of June 30 (in thousands):

	2002	2001

Commercial
Insured (risk-based)	5,000	5,380
Fee-based	2,585	2,225

Total Commercial	7,585	7,605

Medicare	225	365
Medicaid	640	590

Total Government Programs	865	955

Total UnitedHealthcare	8,450	8,560

Uniprise

Uniprise revenues for the three and six month periods ended June 30, 2002 of $659 million and $1.3 billion increased by $44 million, or 7%, and $94 million, or 8%, over the comparable periods in 2001. This increase was driven primarily by continued growth in Uniprise’s large multi-site customer base, which had an 8% increase in the number of individuals served year-over-year. Uniprise served 8.6 million and 8.0 million individuals as of June 30, 2002 and 2001, respectively. For the three and six month periods ended June 30, 2002, Uniprise earnings from operations grew by $34 million, or 37%, and $70 million, or 38%, respectively, over the comparable periods in 2001. On a SFAS No. 142 comparable basis, earnings from operations grew by $27 million, or 27%, and $56 million, or 28%, for the three and six month periods ended June 30, 2002, respectively, over the comparable periods in 2001. The operating margin improved to 19.3% in the second quarter of 2002 from 16.3% in the second quarter of 2001, on a SFAS No. 142 comparable basis. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives and deployment of technology. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing their business to grow revenues at a proportionately higher rate than associated expenses.

Specialized Care Services

For the three and six month periods ended June 30, 2002, Specialized Care Services revenues of $375 million and $742 million increased by $65 million, or 21%, and $126 million, or 20%, respectively, over the comparable 2001 periods. Approximately one-half of the revenue growth was driven by the acquisition of Spectera, Inc. in October 2001. The remaining increase is principally due to an increase in the number of individuals served by United Behavioral Health, its mental health benefit business, and Dental Benefit Providers, its dental services business. Earnings from operations of $68 million increased by $15 million, or 28%, compared with the second quarter of 2001. Adjusted for the impact of SFAS No. 142, earnings from operations increased by $14 million, or 26%, over the comparable prior year period. Specialized Care Services’ operating margin increased 70 basis points year-over-year to 18.1% in the second quarter of 2002 due to operational and productivity improvements.

Ingenix

Revenues for the three and six month periods ended June 30, 2002, increased $11 million, or 11%, and $18 million, or 9%, over the comparable 2001 periods primarily as a result of new business in the health information business. Earnings from operations for the second quarter of 2002 increased by $5 million over the comparable prior year period. Adjusted for the impact of SFAS No. 142, earnings from operations decreased by $1 million, or 8%, primarily resulting from cancellations or delays of certain specific clinical research trials by pharmaceutical clients. Overall, Ingenix generally generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate

Corporate includes companywide costs for certain enterprise-wide process improvement initiatives and eliminations of inter-segment transactions. For the three and six month periods ended June 30, 2002, the decrease in corporate expenses of $2 million and $10 million, respectively, reflects lower companywide process improvement expenses compared to the comparable 2001 period, as certain process improvement initiatives were completed during 2001.

Financial Condition and Liquidity at June 30, 2002

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing within the overall constraints of our financial strategy, such as our self-imposed limit of 30% on our debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity). Much of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest monies of regulated subsidiaries that exceed our near-term obligations in longer-term marketable debt securities, to improve our overall income return. Factors we consider in making these investment decisions include our board of directors’ approved policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Even our long-term investments are available for sale to meet liquidity and other needs. Monies in excess of the operating and capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

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

Cash and Investments

During the first six months of 2002, we generated cash from operations of over $1.0 billion. Comparable six month period 2002 cash flows from operating activities (adjusted for the monthly premium payment received from CMS on July 1 in 2002 and June 28 in 2001) were over $1.1 billion, an increase of $181 million, or 19%, over the applicable 2001 six month period. The increase in operating cash flows primarily resulted from an increase of $175 million in net income excluding depreciation and amortization expense.

We maintained a strong financial condition and liquidity position, with cash and investments of $5.7 billion at June 30, 2002, slightly higher than cash and investments at December 31, 2001.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2002, approximately $930 million of our $5.7 billion of cash and investments was held by non-regulated entities. Of this amount, $171 million consists primarily of public and non-public equity securities held by UnitedHealth Capital, our investment capital business.

Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of June 30, 2002, and December 31, 2001, we had commercial paper and debt outstanding of $1.5 billion and $1.6 billion, respectively. Our debt-to-total-capital ratio was 27.8% and 28.9% as of June 30, 2002 and December 31, 2001, respectively. We expect to maintain our debt-to-total-capital ratio between 25% and 30%. Within this range, we believe our cost of capital and return on shareholders’ equity are optimized, while maintaining a prudent level of leverage and liquidity.

As of June 30, 2002 our outstanding commercial paper had interest rates ranging from 1.8% to 1.9%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three-month LIBOR plus 0.3% and to the three-month LIBOR plus 0.6%, respectively. As of June 30, 2002, the applicable rates on the notes were 2.2% and 2.5%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have an aggregate notional amount of $200 million maturing January 2007. The variable rates approximate the six-month LIBOR rate and are reset on a semiannual basis in arrears. At June 30, 2002, the rate used to accrue interest expense was approximately 2.0%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of June 30, 2002, we had no amounts outstanding under our credit facilities or ECNs.

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. For the six months ended June 30, 2002, we repurchased 11.3 million shares at an aggregate cost of approximately $868 million. Through June 30, 2002, we had repurchased approximately 123.8 million shares for an aggregate cost of $4.6 billion since the program began in November 1997. As of June 30, 2002, we had board of directors’ authorization to purchase up to an additional 27.5 million shares of our common stock.

In June 2002, the Company entered into an agreement to acquire AmeriChoice. The Company will pay approximately $560 million in consideration, comprised mainly of UnitedHealth Group common stock. Subject to regulatory approvals, the transaction is expected to close in 2002.

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

We believe our strategies to mitigate the impact of health care cost inflation on our operating results have been and will continue to be successful. However, other factors including competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, and applicable regulations may affect our ability to control the impact of health care cost inflation. Changes in medical cost trends that were not anticipated in establishing premium rates, because of the relatively narrow operating margins or our insurance products, can create significant changes in our financial results.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government, Agency and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited to the large number of employer groups that constitute our customer base. As of June 30, 2002, there were no significant concentrations of credit risk.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $5.6 billion of our cash and investments at June 30, 2002, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our debt securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our debt securities at June 30, 2002, the fair value of these securities would decrease or increase by approximately $165 million.

At June 30, 2002, we had $171 million of equity investments in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In Re: Managed Care Litigation: MDL No. 1334. The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On February 20, 2002, the Court granted in part and denied in part the industry defendants’ motion to dismiss the amended complaint in the consumer track litigation. In significant part, the Court limited the RICO and ERISA claims that could be brought by the plaintiffs, and dismissed entirely the common law claims for civil conspiracy and unjust enrichment. On March 14, 2002, the Court certified to the Eleventh Circuit of the U.S. Court of Appeals (“Eleventh Circuit”) the threshold issue of whether plaintiffs have standing to assert their RICO claims. The Eleventh Circuit declined to review the issue at this stage in the proceedings. All activity was stayed in the health care provider track pending resolution of a threshold appeal to determine which of the health care provider claims must be arbitrated. On March 14, 2002, the Eleventh Circuit affirmed the trial court’s arbitration ruling and the stay has now been lifted. The trial court has ruled that discovery in both tracks may begin on September 30, 2002. In both tracks, decisions are pending on plaintiffs’ motions for class certification. Additionally, a decision is pending on industry members’ motion to dismiss in the health care provider track.

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

Because of the nature of our business, we are routinely subject to suits alleging various causes of action. Some of these suits may include claims for substantial non-economic or punitive damages. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending litigation are always uncertain, we do not believe the results of any such actions, including those described above, or any other types of actions, currently threatened or pending, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
Exhibit 99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2002. These reports were filed on May 16, 2002 and May 17, 2002. The reports furnished information concerning our change in certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 13, 2002

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: August 13, 2002

EXHIBITS

Exhibit
Number		Description

Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
Exhibit 99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002