Form 10-Q
period 2002-09-30
UNITEDHEALTH GROUP INC
filed 2002-11-15
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of November 4, 2002, 304,452,543 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
INDEPENDENT ACCOUNTANTS’ REPORT
PART II. OTHER INFORMATION
SIGNATURES
EXHIBITS
EX-15 Letter Re Unaudited Interim Financial Info
EX-99 Cautionary Statements
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

UNITEDHEALTH GROUP

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share data)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and Cash Equivalents	$1,066	$1,540
Short-Term Investments	515	270
Accounts Receivable, net	873	856
Assets Under Management	2,023	1,903
Deferred Income Taxes and Other	451	377

Total Current Assets	4,928	4,946
Long-Term Investments	4,420	3,888
Property, Equipment, Capitalized Software, and Other Assets, net	955	902
Goodwill, net	2,793	2,211
Other Intangible Assets, net	611	539

TOTAL ASSETS	$13,707	$12,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$3,676	$3,460
Accounts Payable and Accrued Liabilities	1,407	1,209
Other Policy Liabilities	1,760	1,595
Commercial Paper and Current Maturities of Long-Term Debt	374	684
Unearned Premiums	430	543

Total Current Liabilities	7,647	7,491
Long-Term Debt, less current maturities	1,300	900
Deferred Income Taxes and Other Liabilities	399	204

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500,000,000 shares authorized; 302,214,000 and 308,626,000 issued and outstanding	3	3
Additional Paid-In Capital	478	39
Retained Earnings	3,724	3,805
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	156	44

Total Shareholders’ Equity	4,361	3,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,707	$12,486

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES
Premiums	$5,476	$5,229	$16,038	$15,417
Services	719	643	2,135	1,800
Investment and Other Income	52	69	165	217

Total Revenues	6,247	5,941	18,338	17,434

COSTS
Medical Costs	4,509	4,465	13,362	13,165
Operating Costs	1,100	1,013	3,215	2,929
Depreciation and Amortization	66	67	184	195

Total Costs	5,675	5,545	16,761	16,289

EARNINGS FROM OPERATIONS	572	396	1,577	1,145
Interest Expense	(24)	(23)	(68)	(70)

EARNINGS BEFORE INCOME TAXES	548	373	1,509	1,075
Provision for Income Taxes	(195)	(142)	(536)	(409)

NET EARNINGS	$353	$231	$973	$666

BASIC NET EARNINGS PER COMMON SHARE	$1.17	$0.75	$3.20	$2.13

DILUTED NET EARNINGS PER COMMON SHARE	$1.12	$0.71	$3.05	$2.03

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	300.1	309.1	304.0	313.4
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	15.1	14.8	14.9	14.4

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	315.2	323.9	318.9	327.8

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES
Net Earnings	$973	$666
Noncash Items:
Depreciation and Amortization	184	195
Deferred Income Taxes and Other	160	14
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Assets	40	(9)
Medical Costs Payable	60	130
Accounts Payable and Accrued Liabilities	380	453
Unearned Premiums	(134)	34

Cash Flows From Operating Activities	1,663	1,483

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(148)	(57)
Purchases of Property, Equipment and Capitalized Software	(295)	(340)
Purchases of Investments	(2,566)	(1,425)
Maturities and Sales of Investments	2,067	1,031

Cash Flows Used For Investing Activities	(942)	(791)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	169	127
Common Stock Repurchases	(1,445)	(935)
(Repayments) Issuances of Commercial Paper, net	(310)	231
Proceeds from Issuance of Long-Term Debt	400	—
Dividends Paid	(9)	(9)

Cash Flows Used For Financing Activities	(1,195)	(586)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(474)	106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,540	1,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,066	$1,525

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$567	$82

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following notes refers to UnitedHealth Group Incorporated and its subsidiaries. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.     Acquisitions

Effective September 30, 2002, the Company acquired AmeriChoice Corporation (AmeriChoice), a leading corporation engaged in facilitating health care benefits and services for Medicaid beneficiaries in the states of New York, New Jersey and Pennsylvania. We plan to integrate our existing Medicaid business, within the Health Care Services segment, with AmeriChoice, creating efficiencies from the consolidation of health care provider networks, technology platforms and operations. We issued 5.3 million shares of our common stock with a fair value of approximately $480 million in exchange for substantially all of the outstanding AmeriChoice common stock, issued vested stock options with a fair value of approximately $15 million in exchange for outstanding stock options held by AmeriChoice employees, and paid cash of approximately $82 million, mainly to pay off existing AmeriChoice debt. The purchase price and costs associated with the acquisition of approximately $577 million exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $526 million, which has preliminarily been assigned to goodwill, in the amount of $470 million, and finite-lived intangible assets, in the amount of $56 million. The weighted average useful life of the finite-lived intangible assets is estimated to be approximately 11 years. We expect to finalize our purchase price allocation within the next year. The remaining minority interest will be acquired by the Company after 5 years at a value based on a multiple of the earnings of the combined Medicaid business. We have the option to acquire the minority interest at an earlier date upon the occurrence of specified events, such as the termination or resignation of key AmeriChoice employees. The results of AmeriChoice’s operations since the acquisition date will be included in our condensed consolidated statements of operations in the fourth quarter. The pro forma effects of the AmeriChoice acquisition on our condensed consolidated financial statements were not material.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired assets and liabilities have been included in the consolidated balance sheet as of September 30, 2002. Our preliminary estimate of the fair value of the tangible assets and liabilities acquired is as follows (in millions):

Cash and Cash Equivalents	$37
Accounts Receivable and Other Current Assets	35
Long-Term Investments	146
Property and Equipment	21
Medical Costs Payable	(124)
Other Current Liabilities	(64)

Net Tangible Assets Acquired	$51

Effective October 1, 2002, the Company completed the acquisition of Midwest Security Insurance Company (“Midwest Security”), a health benefits company operating throughout the Upper Midwest. The pro forma effects of the Midwest Security acquisition on our condensed consolidated financial statements were not material.

For the three and nine months ended September 30, 2002, consideration paid or issued for acquisitions not described above was not material to our consolidated financial statements.

3.     Cash, Cash Equivalents and Investments

As of September 30, 2002, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$1,066	$—	$—	$1,066
Debt Securities — Available for Sale	4,404	261	(12)	4,653
Equity Securities — Available for Sale	168	4	(11)	161
Debt Securities — Held to Maturity	121	—	—	121

Total Cash and Investments	$5,759	$265	$(23)	$6,001

During the three and nine month periods ended September 30, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross Realized Gains	$8	$9	$46	$18
Gross Realized Losses	(14)	(2)	(60)	(8)

Net Realized Gains (Losses)	$(6)	$7	$(14)	$10

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Other Intangible Assets

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET EARNINGS
Reported Net Earnings	$353	$231	$973	$666
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	22	—	66

Adjusted Net Earnings	$353	$253	$973	$732

BASIC NET EARNINGS PER COMMON SHARE
Reported Basic Net Earnings per Share	$1.17	$0.75	$3.20	$2.13
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07	—	0.21

Adjusted Basic Net Earnings per Share	$1.17	$0.82	$3.20	$2.34

DILUTED NET EARNINGS PER COMMON SHARE
Reported Diluted Net Earnings per Share	$1.12	$0.71	$3.05	$2.03
Goodwill and Other Indefinite-Lived Intangible Asset Amortization, net of tax effects	—	0.07	—	0.21

Adjusted Diluted Net Earnings per Share	$1.12	$0.78	$3.05	$2.24

Changes in the carrying amount of goodwill, by operating segment, during the nine months ended September 30, 2002, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance as of January 1, 2002	$1,093	$259	$322	$537	$2,211
Acquisitions and subsequent payments	477	—	42	66	585
Dispositions	—	—	—	(3)	(3)

Balance as of September 30, 2002	$1,570	$259	$364	$600	$2,793

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in millions):

		September 30, 2002			December 31, 2001

	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived intangible assets
Supporting infrastructure and institutional knowledge	n/a	$512	n/a	$512	$512	n/a	$512

Amortized intangible assets
Patents, trademarks, and purchased technology	5 years	$50	$(21)	$29	$28	$(19)	$9
Customer contracts	15 years	46	—	46	—	—	—
Non-compete agreements and other	6 years	30	(6)	24	22	(4)	18

Total	8 years	$126	$(27)	$99	$50	$(23)	$27

Amortization expense relating to amortized intangible assets for the nine months ended September 30, 2002 was $4 million, and is expected to be approximately $12 million on an annualized basis beginning in the fourth quarter of 2002.

5.     Commercial Paper and Debt

Commercial paper and debt consists of the following (in millions):

	September 30, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$374	$374	$684	$684
Floating-Rate Notes due November 2003	100	100	100	100
Floating-Rate Notes due November 2004	150	150	150	150
6.6% Senior Unsecured Notes due December 2003	250	260	250	266
7.5% Senior Unsecured Notes due November 2005	400	450	400	433
5.2% Senior Unsecured Notes due January 2007	400	425	—	—

Total Commercial Paper and Debt	1,674	1,759	1,584	1,633
Less Current Maturities	(374)	(374)	(684)	(684)

Total Long-Term Debt, less current maturities	$1,300	$1,385	$900	$949

As of September 30, 2002, our outstanding commercial paper had interest rates ranging from 1.9% to 2.1%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three month LIBOR (London Interbank Offered Rate) plus 0.3% and to the three month LIBOR plus 0.6%, respectively. As of September 30, 2002, the applicable rates on the notes were 2.0% and 2.3%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements qualify as fair value hedges for accounting purposes, and have an aggregate

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notional amount of $200 million maturing January 2007. The variable rates approximate the six month LIBOR rate and are reset on a semiannual basis in arrears. At September 30, 2002, the rate used to accrue interest expense was approximately 1.6%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of September 30, 2002, we had no amounts outstanding under our credit facilities or ECNs.

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

When we entered the contract, we assumed the policy and other policy liabilities related to the AARP program, and we received cash and premium receivables from the previous insurance carrier equal to the carrying value of these liabilities as of January 1, 1998. The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	September 30,	December 31,
	2002	2001

Assets Under Management	$2,003	$1,882
Accounts Receivable	$316	$281
Medical Costs Payable	$899	$867
Other Policy Liabilities	$1,293	$1,180
Accounts Payable and Accrued Liabilities	$127	$116

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. For the nine months ended September 30, 2002, we repurchased 18.3 million shares at an aggregate cost of approximately $1.5 billion. Through September 30, 2002, we had repurchased 130.8 million shares for an aggregate cost of $5.3 billion since the program began in November 1997. As of September 30, 2002, we had board of directors’ authorization to purchase up to an additional 20.5 million shares of our common stock.

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

8.     Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine month periods ended September 30 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Earnings	$353	$231	$973	$666
Change in Net Unrealized Gains on Investments, net of tax effects	70	26	112	8

Comprehensive Income	$423	$257	$1,085	$674

9.     Performance Summary

Third quarter diluted net earnings per share of $1.12 increased 58% from $0.71 per share in the third quarter of 2001, driven by solid revenue growth and significant operating margin expansion.

Revenues increased 5% over the third quarter of 2001 on a reported basis, and 12% after considering the impact of targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets and excluding revenues from acquired businesses. Revenue growth was driven by an increasing number of customers in Uniprise’s multi-site, large employer customer base, price increases in excess of 13% on UnitedHealthcare’s risk-based commercial products, and growth in a number of business units in the Specialized Care Services and Health Care Services segments.

On a SFAS No. 142 comparable basis, third quarter operating margins increased to 9.2% from 7.1% in the third quarter of 2001, as operating income grew to $572 million from $419 million in the comparable prior year period. Factors affecting the year-over-year comparison of third quarter operating results included:

•	Overall revenue growth, including the positive effects of leveraging new sales growth over the Company’s fixed cost infrastructure. Because our infrastructure can be scaled efficiently, we have been able to grow revenues at a proportionately higher rate than associated expenses.

•	A conscious product and customer mix shift, toward higher margin fee-and risk-based products and away from unprofitable markets and arrangements with customers using multiple carriers.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An improved medical care ratio (excluding AARP) from 83.9% in the third quarter of 2001 to 80.5% in the third quarter of 2002, principally due to the significant withdrawals from marginal commercial and Medicare business and the shift to more favorable commercial business as noted above. As a result of these factors, medical cost estimates for the current year developed favorably by an estimated $40 million ($26 million net of tax) during the quarter.

•	An improved operating cost ratio (operating costs as a percentage of total revenues) from 17.1% in the third quarter of 2001 to 17.0% in the third quarter of 2002, on a comparable business mix basis. This decrease was driven by productivity gains from process improvements, technology deployment and cost management initiatives, offset by an increase in operating costs related to on-going technology deployment, process and infrastructure enhancements, and increased general business insurance costs.

•	An increase in net capital losses on investments realized in the quarter. In the third quarter of 2002, we realized a net capital loss of $6 million, as compared to a realized net capital gain of $7 million in the third quarter of 2001.

•	A decrease in depreciation and amortization expense of $1 million to $66 million for the third quarter of 2002. The decrease is due to $23 million of goodwill and other indefinite-lived intangible asset amortization recorded in 2001 which is no longer amortized in 2002 pursuant to SFAS No. 142, largely offset by $22 million of increased depreciation and amortization resulting from higher levels of capital expenditures for technology enhancements and to support business growth.

10.     Segment Financial Information

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

Transactions between business segments principally consist of customer service and claim processing services Uniprise provides to UnitedHealthcare, certain product offerings sold to Uniprise and UnitedHealthcare customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to UnitedHealthcare and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Corporate and Eliminations” column includes costs associated with enterprise-wide process improvement initiatives, net expenses from charitable contributions to the UnitedHealth Foundation, and eliminations of intersegment transactions.

The following tables present segment financial information for the three and nine month periods ended September 30, 2002 and 2001 (in millions):

	Health		Specialized		Corporate
	Care		Care		and
Three Months Ended September 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,348	$538	$225	$84	$—	$6,195
Revenues — Intersegment	—	153	153	34	(340)	—
Investment and Other Income	42	7	3	—	—	52

Total Revenues	$5,390	$698	$381	$118	$(340)	$6,247

Earnings from Operations	$358	$128	$73	$13	$—	$572

	Health		Specialized		Corporate
	Care		Care		and
Three Months Ended September 30, 2001	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,146	$461	$182	$83	$—	$5,872
Revenues — Intersegment	—	151	126	27	(304)	—
Investment and Other Income	60	9	4	—	(4)	69

Total Revenues	$5,206	$621	$312	$110	$(308)	$5,941

Earnings from Operations	$237	$94	$54	$15	$(4)	$396

Earnings from Operations — Adjusted(a)	$246	$101	$56	$20	$(4)	$419

	Health		Specialized		Corporate
	Care		Care		and
Nine Months Ended September 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$15,727	$1,541	$667	$238	$—	$18,173
Revenues — Intersegment	—	453	445	98	(996)	—
Investment and Other Income	134	20	11	—	—	165

Total Revenues	$15,861	$2,014	$1,123	$336	$(996)	$18,338

Earnings from Operations	$952	$381	$207	$37	$—	$1,577

	Health		Specialized		Corporate
	Care		Care		and
Nine Months Ended September 30, 2001	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$15,076	$1,376	$535	$230	$—	$17,217
Revenues — Intersegment	—	441	381	80	(902)	—
Investment and Other Income	183	26	12	—	(4)	217

Total Revenues	$15,259	$1,843	$928	$310	$(906)	$17,434

Earnings from Operations	$696	$277	$158	$28	$(14)	$1,145

Earnings from Operations — Adjusted(a)	$724	$298	$162	$44	$(14)	$1,214

(a)	Adjusted to exclude $23 million and $69 million of amortization expense for the three and nine month periods ended September 30, 2001, associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Commitments and Contingencies

     Governmental Regulation

Our business is regulated at federal, state, local and international levels. The laws and rules governing our business are subject to frequent change, and agencies have broad latitude to administer those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability related to coverage interpretations or other actions. Further, we must obtain and maintain regulatory approvals to market many of our products.

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

12.     Recently Issued Accounting Standards

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize a liability for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of September 30, 2002, and for the three- and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

Other accountants have reported on the accompanying condensed consolidated financial information as of December 31, 2001, and for the three-month and nine-month periods ended September 30, 2001, and their reports dated April 18, 2002 and October 26, 2001, respectively, stated that the condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived, and that they were not aware of any material modifications that should be made to the condensed consolidated interim statements for the three-month and nine-month periods ended September 30, 2001 in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

October 17, 2002

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

Summary highlights of our third quarter 2002 results include:

•	Diluted earnings per share reached $1.12, an increase of 58% from $0.71 per share reported in the third quarter of 2001, and an increase of 11% from $1.01 per share reported in the second quarter of 2002. Assuming SFAS No. 142 was effective for all periods, earnings per share increased 44% year-over-year from $0.78 per share in the third quarter of 2001.

•	Cash flows from operations were approximately $1.7 billion for the nine months ended September 30, 2002. Adjusted to align the timing of the monthly premium payment received from the Centers for Medicare and Medicaid Services (“CMS”), cash flows from operations for the nine months ended September 30, 2002 were approximately $1.8 billion, an increase of $307 million, or 21%, year-over-year.

•	Earnings from operations increased to $572 million in the third quarter, up $176 million, or 44%, over the prior year, and up $49 million, or 9%, sequentially over the second quarter of 2002. Assuming SFAS No. 142 was effective for all periods, earnings from operations increased $153 million, or 37%, year-over-year.

•	Consolidated revenues increased $306 million, or 5%, over the third quarter of 2001 to $6.2 billion, reflecting strong and balanced growth across the business segments.

•	The consolidated medical care ratio, excluding the AARP business, decreased from 83.9% in the third quarter of 2001 to 80.5% in the third quarter of 2002.

•	The operating cost ratio increased from 17.1% during the third quarter of 2001 to 17.6% during the third quarter of 2002. Using a revenue mix comparable to the third quarter of 2001, the operating cost ratio for the third quarter of 2002 would have decreased 10 basis points to 17.0%.

•	Consolidated operating margin reached 9.2%, improving 210 basis points year-over-year on a SFAS No. 142 comparative basis.

•	Annualized return on equity reached 36.4% in the third quarter of 2002, excluding the impact of the AmeriChoice acquisition, up from 27.7% in the third quarter of 2001, on a SFAS No. 142 comparative basis.

Summary Operating Information

	Three Months Ended September 30,				Nine Months Ended September 30,

(In millions, expect per share data)		2001				2001
				Percent				Percent
	2002	Reported	Adjusted(a)	Change(a)	2002	Reported	Adjusted(a)	Change(a)

Total Revenues	$6,247	$5,941	n/a	5%	$18,338	$17,434	n/a	5%
Earnings from Operations	$572	$396	$419	37%	$1,577	$1,145	$1,214	30%
Net Earnings	$353	$231	$253	40%	$973	$666	$732	33%
Diluted Net Earnings Per Common Share	$1.12	$0.71	$0.78	44%	$3.05	$2.03	$2.24	36%
Medical Costs to Premium Revenues	82.3%	85.4%	n/a		83.3%	85.4%	n/a
Medical Costs to Premium Revenues, Excluding AARP	80.5%	83.9%	n/a		81.5%	83.9%	n/a
Operating Cost Ratio	17.6%	17.1%	n/a		17.5%	16.8%	n/a
Return on Equity (annualized) (b)	36.4%	25.3%	27.7%		33.5%	24.0%	26.4%
Operating Margin	9.2%	6.7%	7.1%		8.6%	6.6%	7.0%

(a)	Adjusted to exclude $23 and $69 million in amortization expense for the three and nine month periods ended September 30, 2001, net of a $1 and $3 million tax effect, respectively, associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

(b)	Excludes the equity impact of consideration issued for AmeriChoice, which was acquired effective September 30, 2002. Including the impact of the acquisition, the annualized return on equity would have been 33.9% and 32.3% for the three and nine months ended September 30, 2002, respectively.

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

Consolidated revenues were $6.2 billion and $18.3 billion for the three and nine month periods ended September 30, 2002, respectively, representing a 5% increase over the comparable prior year periods and reflecting balanced growth across all business segments. Consolidated revenues for the three and nine month periods ended September 30, 2002 increased 12% over the comparable prior year periods after considering the impact of targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets, and excluding revenues from acquired businesses. Following is a discussion of third quarter consolidated revenue trends for each of our three revenue components.

     Premium Revenues

Consolidated premium revenues totaled $5.5 billion in the third quarter of 2002, an increase of $247 million, or 5%, over the third quarter of 2001. For the nine months ended September 30, 2002, premium revenues totaled $16.0 billion, an increase of $621 million, or 4%, over the comparable 2001 period. Adjusted for the effect of targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets, and excluding revenues from acquired businesses, premium revenues increased 12% for both the three and nine months ended September 30, 2002, compared to the comparable prior year periods. This increase was primarily driven by average net premium yield increases in excess of 13% on UnitedHealthcare’s renewing commercial insured business partially offset by a shift in product mix from risk-based products to higher-margin, fee-based products, and targeted withdrawals and benefit design changes discussed above.

     Service Revenues

Service revenues during the third quarter of 2002 totaled $719 million, representing an increase of $76 million, or 12%, over the third quarter of 2001. Service revenues during the nine months ended September 30, 2002 totaled $2.1 billion, an increase of $335 million, or 19%, over the comparable 2001 period. The overall increase in fee revenues is primarily the result of growth in Uniprise’s multi-site, large employer customer base, growth in UnitedHealthcare’s fee-based business, and Ovations’ Pharmacy Services business that began operations in June 2001.

     Investment and Other Income

Investment and other income during the three and nine months ended September 30, 2002 totaled $52 million and $165 million, respectively, representing decreases of $17 million and $52 million, respectively, over the comparable periods in 2001. In the three and nine month periods ended September 30, 2002, interest income decreased by $8 million and $32 million, respectively, driven by lower yields on fixed income investments. For the three and nine month periods ended September 30, 2002, net capital losses on sales of investments were $6 million and $14 million, respectively. For the three and nine months ended September 30, 2001, net capital gains were $7 million and $10 million, respectively. The net capital losses in 2002 were mainly due to impairments recorded on investments in debt securities of certain companies in the telecommunications industry and on certain UnitedHealth Capital equity investments, partially offset by capital gains on sales of other investments in debt securities.

     Medical Costs

The combination of pricing, benefit designs and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio decreased from 85.4% in the third quarter of 2001 to 82.3% in the third quarter of 2002.

Excluding the AARP business, for the three months ended September 30, 2001 and 2002, the medical care ratio improved from 83.9% to 80.5%. The medical care ratio improved principally as a result of targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets, net premium yield increases exceeding overall medical benefit cost increases and a shift in customer mix, with a larger percentage of premium revenues derived from employer groups with less than 50 employees. These groups typically have a lower medical care ratio, but higher operating costs, than larger customers. Other factors included medical care facilitation activities and health care provider networks volume purchasing savings. The balance of the decrease resulted from approximately $40 million ($26 million net of income tax effects) of favorable development of prior period medical cost estimates.

For the nine months ended September 30, 2001 and 2002, the consolidated medical care ratio decreased from 85.4% to 83.3%. Excluding the AARP business, for the nine months ended September 30, 2001 and 2002, the medical care ratio improved from 83.9% to 81.5%. The nine-month medical care ratio improved primarily as a result of targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets, the shift in customer mix described above, net premium yield increases, medical care facilitation activities and health care provider networks volume purchasing savings. The balance of the decrease resulted from approximately $60 million ($39 million net of income tax effects) of favorable development of prior period medical cost estimates.

For the three and nine month periods ended September 30, 2002, on an absolute dollar basis, medical costs increased $44 million, or 1%, and $197 million, or 1%, respectively, over the comparable 2001 periods. The increase was driven primarily by medical cost inflation and increased health care consumption patterns, partially offset by a net reduction in the number of people receiving benefits under risk-based benefit plans.

 Operating Costs

Operating costs as a percentage of total revenues (the operating cost ratio) increased from 17.1% during the third quarter of 2001 to 17.6% during the third quarter of 2002. Changes in productivity and revenue mix affect the operating cost ratio. For our fastest-growing businesses and products (offerings from Uniprise, Specialized Care Services, Ingenix and Ovations), most direct costs of revenue are included in operating costs, not medical costs. In addition, our Medicare business, which has relatively low operating costs as a percentage of revenues, continues to decline in relation to our overall operations as a result of withdrawals and benefit design changes, which impact membership, in certain Medicare markets. Using a revenue mix comparable to the third quarter of 2001, the operating cost ratio for the third quarter of 2002 would have decreased 10 basis points to 17.0%. This decrease was principally driven by productivity gains from process improvements, technology deployment and cost management initiatives, primarily in the areas of claim processing, customer service and customer billings and enrollment. This was partially offset by increased business insurance costs.

On an absolute dollar basis, for the three and nine months ended September 30, 2002, operating costs increased $87 million, or 9%, and $286 million, or 10%, respectively, over the comparable periods in 2001. This increase reflects the additional costs to support product and technology development initiatives, the increased business insurance costs and the 5% year-over-year increase in consolidated revenues, partially offset by the productivity improvements previously discussed.

     Depreciation and Amortization

Depreciation and amortization was $66 million and $67 million for the three month periods ended September 30, 2002 and 2001, respectively. The decrease is due to $23 million of goodwill and indefinite-lived intangible asset amortization recorded in 2001 which is no longer amortized in 2002 pursuant to SFAS No. 142. This is largely offset by $22 million of additional depreciation and amortization resulting from higher levels of capital expenditures for technology enhancements and to support business growth.

     Income Taxes

Our effective income tax rate was 38.0% during the third quarter of 2001, and 35.5% during the third quarter of 2002. The decrease is primarily due to the impact of non tax-deductible goodwill amortization that is no longer amortized for financial reporting purposes as required by SFAS No. 142. Assuming SFAS No. 142 was effective during 2001, the effective tax rate would have been approximately 36.0% during the third quarter of 2001.

Business Segments

The following summarizes the operating results of our business segments for three and nine month periods ended September 30 (in millions):

     Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2002	2001	Change	2002	2001	Change

Health Care Services	$5,390	$5,206	4%	$15,861	$15,259	4%
Uniprise	698	621	12%	2,014	1,843	9%
Specialized Care Services	381	312	22%	1,123	928	21%
Ingenix	118	110	7%	336	310	8%
Corporate and Eliminations	(340)	(308)	n/a	(996)	(906)	n/a

Consolidated Revenues	$6,247	$5,941	5%	$18,338	$17,434	5%

     Earnings from Operations

	Three Months Ended September 30,				Nine Months Ended September 30,

		2001				2001
				Percent				Percent
	2002	Reported	Adjusted(a)	Change(a)	2002	Reported	Adjusted(a)	Change(a)

Health Care Services	$358	$237	$246	46%	$952	$696	$724	31%
Uniprise	128	94	101	27%	381	277	298	28%
Specialized Care Services	73	54	56	30%	207	158	162	28%
Ingenix	13	15	20	(35)%	37	28	44	(16)%
Corporate	—	(4)	(4)	n/a	—	(14)	(14)	n/a

Total Consolidated	$572	$396	$419	37%	$1,577	$1,145	$1,214	30%

(a)	Adjusted to exclude amortization expense associated with goodwill and other indefinite-lived intangible assets. Pursuant to SFAS No. 142, which we adopted effective January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized. Where applicable, the percent change is calculated comparing the 2002 results to the 2001 “Adjusted” results.

Health Care Services

The Health Care Services segment, comprised of UnitedHealthcare and Ovations, posted revenues for the three and nine month periods ended September 30, 2002 of $5.4 billion and $15.9 billion, respectively, representing an increase of $184 million, or 4%, and $602 million, or 4%, over the comparable periods in 2001. Adjusted for the impact of targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers, withdrawals and benefit design changes, which impact membership, in certain Medicare markets, and excluding revenues from acquired businesses, Health Care Services’ revenues increased $587 million, or 12%, and $1.7 billion, or 12%, for the three and nine month periods ended September 30, 2002, respectively, over the comparable 2001 periods. These increases are primarily attributable to UnitedHealthcare’s average net premium yield increases in excess of 13% on renewing commercial business partially offset by the impact of product mix shift from risk-based products to higher margin, fee-based products, and targeted withdrawals and benefit design changes discussed above.

For the three and nine month periods ended September 30, 2002, Health Care Services earnings from operations were $358 million and $952 million, respectively, representing increases of $121 million, or 51%, and $256 million, or 37%, over the comparable periods in 2001. On a SFAS No. 142 comparative basis, earnings from operations increased $112 million, or 46%, and $228 million, or 31%, for the three and nine month periods ended September 30, 2002, respectively, over the comparable periods in 2001. The increase is primarily related to improved gross margins on UnitedHealthcare’s commercial business, revenue growth, and operating cost efficiencies from process improvement, technology deployment and cost management initiatives. Adjusted for the impact of the SFAS No. 142 adoption, Health Care Services’ operating margin increased to 6.6% in the third quarter of 2002 from 4.7% in the comparable 2001 period. This increase was primarily driven by a combination of an improved medical care ratio, productivity improvements, and a positive shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved to 80.9% in the third quarter of 2002 from 84.1% in the third quarter of 2001. The majority of the improvement in the commercial medical care ratio is attributable to targeted withdrawals from unprofitable risk-based arrangements with customers using multiple carriers and shifting customer mix, with a larger percentage of commercial premium revenues derived from employer groups with less than 50 employees. These groups typically have a lower medical care ratio, but higher selling and administrative costs, than larger customers. The balance of the decrease resulted from favorable development of prior period medical cost estimates, as further discussed under the caption “Medical Costs” above, net premium yield increases exceeding overall medical benefit cost increases, medical care facilitation activities and health care provider networks volume purchasing savings.

UnitedHealthcare’s commercial individuals served increased by 35,000 from the third quarter of 2001, consisting of a 345,000, or 15%, increase in the number of individuals served with fee-based products, offset by a 310,000, or 6%, decrease in individuals served by risk-based products. The decrease in individuals served by risk-based products was driven by a combination of customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of its risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers. The increase in fee-based customers was driven by new customer relationships and customers converting from risk-based products since the third quarter of 2001.

UnitedHealthcare’s year-over-year Medicare enrollment decreased 39% because of market withdrawals and benefit design changes effected to better position this program for long-term success. Effective January 1, 2002, UnitedHealthcare withdrew its Medicare+Choice product from targeted counties affecting 57,000 individuals. Annual revenues in 2001 from the Medicare markets exited as of January 1, 2002, were approximately $370 million. These withdrawals are primarily in response to insufficient Medicare program reimbursement rates in specific counties. These actions and benefit design changes in certain markets will further reduce Medicare enrollment, but preserve profit margins. UnitedHealthcare will continue to evaluate Medicare markets and, where necessary, take actions that may result in further withdrawals of Medicare product offerings or reductions in membership, when and as permitted by its contracts with CMS.

The following table summarizes individuals served by UnitedHealthcare, by major market segment and funding arrangement, as of September 30 (in thousands):

	2002		2001

Commercial
Insured (risk-based)	5,020		5,330
Fee-based	2,630		2,285

Total Commercial	7,650		7,615

Medicare	220		360
Medicaid	650	(a)	605

Total Government Programs	870		965

Total UnitedHealthcare	8,520		8,580

(a)	Excludes approximately 360,000 individuals served by AmeriChoice, which was acquired effective September 30, 2002.

Uniprise

Uniprise revenues for the three and nine month periods ended September 30, 2002 of $698 million and $2.0 billion increased by $77 million, or 12%, and $171 million, or 9%, over the comparable periods in 2001. This increase was driven primarily by an 8% year-over-year increase in the number of individuals served in Uniprise’s large multi-site customer base as well as changes in customer funding mix in the third quarter of 2002. Uniprise served 8.7 million and 8.0 million individuals as of September 30, 2002 and 2001, respectively. For the three and nine month periods ended September 30, 2002, Uniprise earnings from operations grew by $34 million, or 36%, and $104 million, or 38%, respectively, over the comparable periods in 2001. On a SFAS No. 142 comparable basis, earnings from operations grew by $27 million, or 27%, and $83 million, or 28%, for the three and nine month periods ended September 30, 2002, respectively, over the comparable periods in 2001. The operating margin improved to 18.3% in the third quarter of 2002 from 16.3% in the third quarter of 2001, on a SFAS No. 142 comparable basis. As revenues have increased, Uniprise has expanded its operating margin by improving productivity through process improvement initiatives and deployment of technology. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than associated expenses.

Specialized Care Services

For the three and nine month periods ended September 30, 2002, Specialized Care Services revenues of $381 million and $1.1 billion increased by $69 million, or 22%, and $195 million, or 21%, respectively, over the comparable 2001 periods. The increase is principally due to the increase in the number of individuals served by United Behavioral Health, its mental health benefit business, and Dental Benefit Providers, its dental services business, and from the October 2001 acquisition and subsequent membership growth of Spectera, Inc., its vision care benefit business. Earnings from operations for the three and nine month periods ended September 30, 2002, grew by $19 million, or 35%, and $49 million, or 31%, respectively, over the comparable periods in 2001. Adjusted for the impact of SFAS No. 142, earnings from operations grew by $17 million, or 30%, and $45 million, or 28%, for the three and nine month periods ended September 30, 2002, respectively, over the comparable periods in 2001. Specialized Care Services’ operating margin increased to 19.2% in the third quarter of 2002 from 17.9% in the third quarter of 2001, on a SFAS No. 142 comparable basis, due to operational and productivity improvements. With the continuing growth of this segment, we are establishing segment-wide service and production infrastructure to improve service, quality and consistency and enhance productivity and efficiency in the future.

Ingenix

Revenues for the three and nine month periods ended September 30, 2002, increased $8 million, or 7%, and $26 million, or 8%, over the comparable 2001 periods. This was the result of strong new business growth in the health information business partially offset by reduced revenue in the pharmaceutical services business. Earnings from operations for the third quarter of 2002 decreased by $2 million over the comparable prior year period. Adjusted for the impact of SFAS No. 142, earnings from operations decreased by $7 million, or 35%, resulting from cancellations or delays of certain specific clinical research trials by pharmaceutical clients, who have been affected by the weak industry-specific conditions. This is partially offset by new business growth and expanding margins in the health information business. Overall, Ingenix generally generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Corporate

Corporate includes companywide costs for certain enterprise-wide process improvement initiatives, net expenses from charitable contributions to the UnitedHealth Foundation, and eliminations of inter-segment transactions. For the three and nine month periods ended September 30, 2002, the decrease in corporate expenses of $4 million and $14 million, respectively, principally reflects lower companywide process improvement expenses compared to the comparable 2001 period, as certain process improvement initiatives were completed during 2001.

Financial Condition and Liquidity at September 30, 2002

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

     Cash and Investments

During the first nine months of 2002, we generated cash from operations of approximately $1.7 billion. Comparable nine month period 2002 cash flows from operating activities (adjusted for the monthly premium payment received from CMS on October 1 in 2002 and September 28 in 2001) were approximately $1.8 billion, an increase of $307 million, or 21%, over the applicable 2001 nine month period. The increase in operating cash flows primarily resulted from an increase of $296 million in net income excluding depreciation and amortization expense.

We maintained a strong financial condition and liquidity position, with cash and investments of $6.0 billion at September 30, 2002. Total cash and investments increased by $303 million since December 31, 2001 primarily due to cash generated from operating activities exceeding common stock repurchases.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2002, approximately $530 million of our $6.0 billion of cash and investments was held by non-regulated entities. Of this amount, $161 million consists primarily of public and non-public equity securities held by UnitedHealth Capital, our investment capital business.

     Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of September 30, 2002, and December 31, 2001, we had commercial paper and debt outstanding of $1.7 billion and $1.6 billion, respectively. Our debt-to-total-capital ratio was 27.7% and 28.9% as of September 30, 2002 and December 31, 2001, respectively. We expect to maintain our debt-to-total-capital ratio between 25% and 30%. Within this range, we believe our cost of capital and return on shareholders’ equity are optimized, while maintaining a prudent level of leverage and liquidity.

As of September 30, 2002 our outstanding commercial paper had interest rates ranging from 1.9% to 2.1%. The interest rates on the floating-rate notes due November 2003 and the floating-rate notes due November 2004 are reset quarterly to the three-month LIBOR plus 0.3% and to the three-month LIBOR plus 0.6%, respectively. As of September 30, 2002, the applicable rates on the notes were 2.0% and 2.3%, respectively.

In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. Proceeds from this borrowing were primarily used to repay commercial paper. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have an aggregate notional amount of $200 million maturing January 2007. The variable rates approximate the six-month LIBOR rate and are reset on a semiannual basis in arrears. At September 30, 2002, the rate used to accrue interest expense was approximately 1.6%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of September 30, 2002, we had no amounts outstanding under our credit facilities or ECNs.

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. For the nine months ended September 30, 2002, we repurchased 18.3 million shares at an aggregate cost of approximately $1.5 billion. Through September 30, 2002, we had repurchased approximately 130.8 million shares for an aggregate cost of $5.3 billion since the program began in November 1997. As of September 30, 2002, we had board of directors’ authorization to purchase up to an additional 20.5 million shares of our common stock.

Effective September 30, 2002, we acquired AmeriChoice. We issued 5.3 million shares of our common stock with a fair value of approximately $480 million in exchange for substantially all of the outstanding AmeriChoice common stock, issued vested stock options with a fair value of approximately $15 million in exchange for outstanding stock options held by AmeriChoice employees, and paid cash of approximately $82 million, mainly to pay off existing AmeriChoice debt. The remaining minority interest will be acquired by the Company after 5 years at a value based on a multiple of the earnings of the combined Medicaid business. We have the option to acquire the minority interest at an earlier date upon the occurrence of specified events, such as the termination or resignation of key AmeriChoice employees.

Effective October 1, 2002, we also completed the acquisition of Midwest Security Insurance Company (“Midwest Security”), a health benefits company operating throughout the Upper Midwest.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government, Agency and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited to the large number of employer groups that constitute our customer base. As of September 30, 2002, there were no significant concentrations of credit risk.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $5.8 billion of our cash and investments at September 30, 2002, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our debt securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our debt securities at September 30, 2002, the fair value of these securities would decrease or increase by approximately $185 million.

At September 30, 2002, we had $161 million of equity investments in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In Re: Managed Care Litigation: MDL No. 1334. The multi-district litigation panel has consolidated several litigation matters involving UnitedHealth Group and its affiliates in the Southern District of Florida, Miami division. The UnitedHealth Group matters have been consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On February 20, 2002, the Court granted in part and denied in part the industry defendants’ motion to dismiss the amended complaint in the consumer track litigation. In significant part, the Court limited the RICO and ERISA claims that could be brought by the plaintiffs, and dismissed entirely the common law claims for civil conspiracy and unjust enrichment. On September 26, 2002, the trial court denied the consumer track plaintiffs’ motion for class certification while granting the health care provider plaintiffs’ certification motion. On October 10, 2002, the consumer track plaintiffs filed with the trial court a motion for reconsideration of the denial of certification. Also on October 10, 2002, industry defendants in the provider track litigation filed an Eleventh Circuit (Eleventh Circuit of the U.S. Court of Appeals) petition, seeking an appeal of the trial court’s grant of class certification. Discovery commenced in both tracks of the litigation on September 30, 2002. On October 15, 2002, the United States Supreme Court granted the petition filed by UnitedHealth Group and PacifiCare asking that the court review the trial court’s decision (affirmed by the Eleventh Circuit) compelling to limit arbitration to only certain of the health care providers claims. A decision is pending on industry members’ motion to dismiss in the health care provider track.

The American Medical Association et. al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group was filed on March 15, 2000, in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to federal court. The suit alleges breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive, exemplary and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
Exhibit 99.1	—	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed three Current Reports on Form 8-K during the quarter ended September 30, 2002. These reports were filed on August 13, 2002, August 26, 2002 and September 20, 2002. The August 13, 2002 report contained sworn statements of our Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s order of June 27, 2002 requiring the filing of sworn statements under Section 21(a)(1) of the Securities and Exchange Act of 1934, as amended (SEC File No. 4-460). The other two reports furnished information pursuant to Regulation FD relating to presentations by officers of the Company at investor meetings and conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 14, 2002

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: November 14, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, William W. McGuire, M.D., Chairman and Chief Executive Officer of UnitedHealth Group Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UnitedHealth Group Incorporated (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM W. MCGUIRE, M.D. _________________________________________ William W. McGuire, M.D.
Chairman and Chief Executive Officer

Date: November 14, 2002

Certification of Principal Financial Officer

I, Patrick J. Erlandson, Chief Financial Officer of UnitedHealth Group Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UnitedHealth Group Incorporated (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PATRICK J. ERLANDSON _________________________________________ Patrick J. Erlandson
Chief Financial Officer

Date: November 14, 2002

EXHIBITS

Exhibit
Number	Description

Exhibit 15	— Letter Re Unaudited Interim Financial Information
Exhibit 99	— Cautionary Statements
Exhibit 99.1	— Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002