Form 10-K
period 2002-12-31
UNITEDHEALTH GROUP INC
filed 2003-03-19
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number: 1-10864

UnitedHealth Group Incorporated

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1321939 (I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant’s telephone number, including area code:

(952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)

Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

    Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002, was approximately $27,541,969,655 (based on the last reported sale price of $91.55 per share on June 30, 2002, on the New York Stock Exchange).*

     As of March 12, 2003, 298,512,614 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

     Note that in Part II of this report on Form 10-K, we “incorporate by reference” certain information from our Annual Report to Shareholders for the fiscal year ended December 31, 2002, and in Part III we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003. These documents have been filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
EX-3(d) Second Amended and Restated Bylaws
EX-10(a) 2002 Stock Incentive Plan
EX-10(b) Executive Incentive Plan
EX-10(d) 2002 Directors' Compensation Plan
EX-10(s) Amendments to AARP Health Insurance
EX-10(u) Amendment to Info. Technology Agreement
EX-10(w) Amendment to Pharmacy Benefit Agreement
EX-13 Portions of Annual Report to Shareholders
EX-21 Subsidiaries
EX-23 Independent Auditors' Consent
EX-24 Powers of Attorney
EX-99 Certifications Pursuant to Section 906

PART I

Item 1.     Business

INTRODUCTION

      UnitedHealth Group is a leader in the health and well-being industry, serving more than 48 million Americans. Through our family of businesses, we combine clinical insight with consumer-friendly services and advanced technology to help people achieve optimal health and well-being through all stages of life. Our revenues are derived from premium revenues on risk-based products, fees from management, administrative and consulting services, and investment and other income. We conduct our business primarily through operating divisions in the following business segments:

•	Uniprise;

•	Health Care Services, which includes our UnitedHealthcare, Ovations and AmeriChoice businesses;

•	Specialized Care Services; and

•	Ingenix.

      For a discussion of our results by segment see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms “we,” “our” or the “Company” refer to UnitedHealth Group Incorporated and our subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (952) 936-1300. Our home page on the Internet can be accessed at www.unitedhealthgroup.com. You can learn more about us by visiting that site. You can also download and print copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and periodic reports on Form 8-K, along with amendments to those reports, from that site. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (“SEC”).

DESCRIPTION OF BUSINESS SEGMENTS

Uniprise

      Uniprise serves the employee benefit needs of large organizations by developing cost-effective health care access and benefit strategies and programs, technology and service-driven solutions tailored to the specific needs of each corporate customer. Uniprise offers consumers access to a wide spectrum of health and well-being products and services. Together with its affiliates, Uniprise’s core business provides comprehensive, integrated health benefit services to multi-location employers with more than 5,000 employees, specializing in large volume transaction management, large-scale benefit design, and innovative technology solutions designed to manage and control medical care costs, facilitate access to care, and transform complex administrative processes into simpler, efficient, high quality automated processes. In addition to or as part of the functions described above, Uniprise has developed Internet applications for physician inquiries and transactions, customer-specific data analysis for employers, and consumer access to personal information and service applications.

      Uniprise is the business through which large employers can access not only Uniprise services, but also all of UnitedHealth Group’s network-based medical, insurance and specialty services, through a wide variety of product arrangements. As of December 31, 2002, Uniprise served over 300 clients, representing approximately 8.6 million individuals, including approximately 150 of the Fortune 500 companies.

Health Care Services

      Our Health Care Services segment consists of our UnitedHealthcare, Ovations and AmeriChoice businesses.

UnitedHealthcare

      UnitedHealthcare coordinates health and well-being services on behalf of local employers and consumers nationwide. UnitedHealthcare’s products are primarily marketed to small and mid-size employers with up to 5,000 employees. As of December 31, 2002, this business served approximately 7.8 million individuals. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fee. These customers retain the risk of financing medical benefits for their employees, and UnitedHealthcare administers the payment of customer funds to physicians and other health care providers from customer-funded bank accounts. Small employer groups are more likely to purchase risk-based products because they are generally unable or unwilling to bear a greater potential liability for health care expenditures. UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations, depending upon a variety of factors, including state regulations.

      UnitedHealthcare arranges for discounted access to care through more than 380,000 physicians and 3,500 hospitals across the United States. The consolidated purchasing power represented by the individuals UnitedHealthcare serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A broad range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•	Affordability by leveraging the economic benefits of the purchasing power of millions of people;

•	Access to broad and diverse numbers of health care providers, including by means of benefit plans that give customers direct access to specialists without obtaining referrals;

•	Innovative programs that facilitate integrated care delivery;

•	Convenient self-service for customer transactions, pharmacy services and health information;

•	Clinical information that physicians can use in working with their patients; and

•	Simplified electronic transactions for customers.

      We believe that UnitedHealthcare’s innovation distinguishes its product offerings from the competition. UnitedHealthcare designs consumer-oriented health benefits and services that value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients’ stays in the hospital; support for individuals at risk of needing intensive treatment; continuous coordination for people with chronic conditions; and prescription drug management, which promotes safe use of medications. UnitedHealthcare has designed its programs to encourage consumers to be engaged and active participants in managing their own health and well-being. Further, UnitedHealthcare offers Web sites that provide access to a variety of information, including a directory of network physicians and hospitals, reports on thousands of health topics and a health profile tailored to individual interests.

Ovations

      Ovations provides health and well-being services for Americans age 50 and older, addressing their unique needs for preventative and acute health care services, for services dealing with chronic disease and for responding to specialized issues relating to their overall well-being. Ovations is one of few enterprises fully dedicated to this market segment, providing products and services in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through licensed affiliates.

      In January 1998, Ovations initiated a 10-year contract with AARP, the nation’s largest organization for older Americans. Ovations offers a range of products and services to AARP members, and has expanded the scope of services and programs offered over the past several years.

      Ovations operates the nation’s largest Medicare supplement business, providing Medicare supplement and hospital indemnity insurance to more than 3.6 million AARP members. Ovations’ services also include AARP Eye Health Services, which offers affordable eye exams, complimentary glaucoma screenings and discounts on eyewear to AARP members and an expanded AARP Nurse Health Line Service to cover beneficiaries of all AARP Medicare products, providing 24-hour access to health information from nurses. Ovations developed an offering with lower cost Medicare supplement coverage that provides consumers with a hospital network and 24-hour access to health care information from nurses. Ovations’ revenues from the AARP insurance offerings were approximately $3.7 billion in 2002.

      Ovations addresses one of the most significant cost problems facing older Americans — prescription drug costs. Ovations offers the nation’s largest pharmacy discount program, with approximately 1.6 million users, a mail order discount drug program, and a complimentary health and well-being catalog offering. These services offer cost savings and greater access to prescription drugs and health and well-being products for older Americans.

      Through its Evercare® division, Ovations is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, vulnerable and chronically ill individuals, serving approximately 61,000 persons across the nation in nursing homes, community-based settings and private homes. Evercare offers a continuum of services through innovative programs such as EverCare Choice, EverCare Select and EverCare Connections. EverCare Choice is a Medicare product that offers enhanced medical coverage to frail, elderly and chronically ill populations in both nursing homes and community settings. These services are provided primarily through nurse practitioners, physicians’ assistants and physicians. EverCare Select is a Medicaid, long-term health care product for elderly, physically disabled and other needy individuals. EverCare Connections is a comprehensive eldercare service program providing service coordination, consultation, claim management and information and resource linkages nationwide.

      Effective January 1, 2003, Ovations’ Senior and Retiree Services division began providing health care coverage for the senior market primarily through the Medicare+Choice program administered by the Centers for Medicare and Medicaid Services (CMS) (prior to January 1, 2003, these services were offered through UnitedHealthcare). Through these programs, 225,000 Medicare beneficiaries were served as of December 31, 2002. The Medicare+Choice offerings in 2002 included additional benefits such as more extensive preventative services and access to specialized support services. Ovations’ Senior & Retiree Services recently launched new preferred provider organization (“PPO”) pilot projects in eight states through an arrangement with CMS.

AmeriChoice

      In September 2002, we acquired AmeriChoice Corporation, a leading health care organization engaged in facilitating health care benefits and services for state Medicaid programs and their beneficiaries. We combined AmeriChoice with our other Medicaid services businesses into a dedicated business unit of our Health Care Services segment working exclusively with selected states to address the needs of their medically vulnerable populations under their Medicaid programs. We expect that combining AmeriChoice with our existing Medicaid business will allow us to create efficiencies from the consolidation of health care provider networks, technology platforms and operations. As of December 31, 2002, these businesses organized health care resources and benefits for more than one million beneficiaries of Medicaid and other government-sponsored health care programs in 10 states through licensed affiliates.

Specialized Care Services

      Specialized Care Services is a portfolio of specialized health and well-being companies, each serving a specific market need with a unique blend of benefits, provider networks, services and resources. Specialized Care Services provides comprehensive products and services that are focused on highly specialized health care needs, such as mental health and chemical dependency, employee assistance, organ transplants, vision and dental services, chiropractic services, health-related information and other health and well-being services. These offerings are sold directly to employers and consumers and indirectly through other UnitedHealth Group businesses, as well as through unrelated entities. Specialized Care Services’ products and services include both risk-based products, in which Specialized Care Services assumes financial responsibility for health care costs, and products for which Specialized Care Services receives management and administrative fees.

      Through United Behavioral Health (“UBH”) and its affiliated companies, Specialized Care Services provides behavioral health care benefit services, employee assistance programs and psychiatric disability benefit services. UBH’s care management capabilities and extensive network of contracted mental health professionals represent the core of its product offerings. UBH’s services and products reach approximately 22 million individuals.

      Optum® provides health information assistance, support and related services designed to improve the health and well-being of the approximately 23 million individuals it serves. Through multiple access points, including the Internet, telephone, audio tapes, print and in-person consultations, Optum helps consumers address daily living concerns, make informed health care decisions and become more effective health care consumers.

      Dental Benefit Providers (“DBP”) and its affiliates provide dental benefit management and related services. Through an extensive relationship with contracted dental providers, DBP manages dental benefit offerings for approximately three million individuals. DBP’s products are distributed primarily through unaffiliated insurers to commercial, Medicare and Medicaid populations. DBP also offers its products and services, both network-based and indemnity dental care plan designs, to and through UnitedHealth Group affiliates.

      United Resource Networks (“URN”) is the gateway to highly specialized critical care programs at more than 70 of the most widely recognized medical centers in the United States. URN negotiates fixed, competitive rates for high-cost, complex health care services. Access to URN’s programs and services is available to approximately 41 million individuals through over 2,200 payers.

      National Benefit Resources (“NBR”) is a managing general underwriter that originates and administers medical stop loss insurance provided to employers with self-funded employee benefit plans. NBR markets stop loss coverage primarily through third party administrators (“TPAs”) located throughout the United States. NBR distributes to its customer base certain products and services of other Specialized Care Services’ businesses, including those of URN and Optum.

      Spectera represents Specialized Care Services’ operating platform for the vision care market. Spectera and its licensed subsidiaries specialize in building vision care benefit partnerships with physicians, optometrists, employer groups and benefit consultants. Spectera administers vision benefits for more than seven million individuals through more than 1,900 employer groups. Spectera provides comprehensive vision care services through its national network of more than 12,000 private doctors’ offices and retail store locations.

      ACN Group provides benefit administration, network management, and access to chiropractic, physical therapy and other complementary and alternative health care services through its network of contracted providers to approximately 18 million consumers.

      Specialized Care Services also manages units that market the sale of group life and accident insurance to small and medium-sized employer groups.

Ingenix

      Ingenix is a leader in the field of health care data and information, research, analysis and application. Ingenix serves multiple health care markets on a business-to-business basis, including pharmaceutical companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies. Ingenix maintains two primary operating divisions: Ingenix Health Intelligence and Ingenix Pharmaceutical Services.

      Ingenix Health Intelligence offers database and data management services, software products, publications and consulting services. Ingenix Health Intelligence provides a wide variety of data and software services and products, including databases for benchmarking and reimbursement methodology development, software to analyze and report costs and utilization of services, data management services, HEDIS reporting, fraud and abuse detection and prevention services, claims editing software and reimbursement systems audits. The consulting services business focuses on actuarial and financial disciplines, product development, provider contracting and medical policy and management. Ingenix Health Intelligence also publishes print and electronic media products that provide information regarding coding, reimbursement, billing, compliance and other general health care issues. As of December 31, 2002, Ingenix Health Intelligence provided expanded physician credentialing services for 100 health plans covering more than 250,000 physicians and other health care providers. In 2002, Ingenix Health Intelligence also expanded its services to include physician directory databases that enable consumers and commercial users to perform 100 million web-based searches per year. As of December 31, 2002, Ingenix Health Intelligence served more than 3,000 hospitals, 250,000 physicians, 2,000 payers and intermediaries, and 100 life science customers. Ingenix Health Intelligence provides medical benefits analyses, quality and utilization data and predictive modeling products to UnitedHealthcare, Ovations, Uniprise and their customers.

      Ingenix Pharmaceutical Services offers product development and marketing-related services for pharmaceutical, biotechnology and medical device manufacturers on a global basis. Ingenix Pharmaceutical Services provides global clinical research services, including strategic planning, research protocol development, investigator identification and training, regulatory assistance, project management, data management and biostatistical analysis, quality assurance and medical writing. Ingenix Pharmaceutical Services addresses “real world” product questions through economic and outcomes research, safety and research and patient registries. Ingenix Pharmaceutical Services also provides medical education and communications through scientific publications, medical symposia and interactive web-based technologies.

EXPANSION AND DIVESTITURE OF OPERATIONS

      We continually evaluate expansion opportunities and, in the normal course of business, often consider whether to sell certain businesses or stop offering certain products or services. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. During 2002, we completed several acquisitions and ceased offering some products in certain markets, all as part of our ongoing emphasis on our strategic focus. Further, we devote significant attention to internally developing new products and services for the health and well-being sector as we have broadly defined it.

GOVERNMENT REGULATION

      Most of our health and well-being services are regulated. This regulation can vary significantly from jurisdiction to jurisdiction. Federal and state regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically.

These revisions could affect our consolidated operations and financial results. Enactment of federal and state health benefit laws and regulations can also affect our businesses.

Federal Regulation

      Our Health Care Services segment, which includes UnitedHealthcare, Ovations, and AmeriChoice, has Medicare+Choice contracts that are regulated by CMS. CMS has the right to audit our performance in order to determine compliance with CMS’ contracts and regulations and the quality of care being given to members. Our Health Care Services segment also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. We believe we are in compliance in all material respects with the applicable regulations; however, the significant level of regulations surrounding Medicare and Medicaid makes compliance in this product line a continuing challenge.

State Regulation

      All of the states in which our subsidiaries offer insurance and health maintenance products regulate those products and operations. Most states require periodic financial reports from us and impose minimum capital or restricted cash reserve requirements. Many of our health plans and each of our insurance subsidiaries are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material inter-company transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our subsidiaries or products may be subject to PPO, managed care organization (“MCO”) or TPA-related regulations and licensure requirements. These regulations differ greatly from state to state, but generally contain network, contracting, financial and reporting requirements. Many states also have enacted laws and/or adopted regulations governing utilization review and external appeals activities, and these laws may apply to some of our operations. Additionally, there are laws and regulations that set specific standards for delivery of services, prompt payment of claims, confidentiality of consumer health information and covered benefits and services. To date, these various laws and regulations have not materially affected our consolidated financial position or results of operations.

HIPAA

      The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations promulgated pursuant to HIPAA are now effective, with compliance required by April 2003. These regulations include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. We are currently in compliance with these regulations. New standards for national provider and employer identifiers are currently being developed by regulators. We intend to be in compliance by the enforcement dates; however, the law is far-reaching and complex and the government’s delay in providing guidance on some aspects of the law may affect the timeliness of our compliance efforts. Additionally, different approaches to HIPAA’s provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

      The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. During 2002, we processed and administered the payment of approximately $21 billion of medical claims on behalf of customers that self-insure the medical costs of their employees and their employees’ dependents. New ERISA claim regulations which became effective July 2002 require ongoing modifications to our operations. We believe that we are in compliance with the new regulations.

Fraud and Abuse

      The regulations and contractual requirements applicable to participants in federal government health care programs such as Medicare and Medicaid are complex and changing. We continue to emphasize our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical nature of the regulations mean that compliance efforts in this arena will continue to require significant resources. Additionally, states have begun to focus their anti-fraud efforts on insurance companies and health maintenance organizations. Some states now require filing and approval of anti-fraud plans and may monitor compliance as part of any market conduct examination.

Audits and Investigations

      We are regularly subject to governmental audits, investigations and enforcement actions. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. In addition, a state Department of Insurance or other state or federal authority (including CMS, the Office of the Inspector General and state attorneys general) may from time to time begin a special audit of one of our health plans, our insurance plans and products or one of our other operations to investigate issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage of medically necessary care, including emergency room care. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

International Regulation

      Our Ingenix and Health Care Services segments both have limited international operations. These international operations are subject to different legal and regulatory requirements in local jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws.

MARKETING

      Our marketing strategy is defined and coordinated by each business’s dedicated marketing staff. Within these businesses, primary marketing responsibility generally resides with a marketing leader and a direct sales force. In addition, several of the segments also rely upon independent insurance agents and brokers to sell some of their products. Marketing efforts also include public relations efforts and advertising programs that may use television, radio, newspapers, magazines, billboards, direct mail and telemarketing.

COMPETITION

      As a diversified health and well-being services company we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, TPAs and business services outsourcing companies, health care providers that have formed networks to directly contract with employers, specialty benefit providers, government entities, and various information and consulting companies. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to this competitive environment. We believe the principal competitive factors affecting us and the sales and pricing of our products and services include product innovation, consumer satisfaction, the level and quality of products and services, network capabilities, price, market share, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

      We believe that our competitive strengths are enhanced by our customer focus resulting from our operational alignment. Each UnitedHealth Group business represents a strategic platform from which we can penetrate more deeply into specific markets using our three core competencies: network management, knowledge and information and service infrastructure. Other strengths include the breadth and quality of our products, our geographic scope and diversity, the scope and depth of our data and information about health care costs and consumption, our effective use of proprietary tools and products to coordinate and facilitate programs designed to realize appropriately lower health care costs, our disciplined underwriting and pricing practices and staff, our significant market position in certain geographic areas, the strength of our distribution network, our financial strength, our generally large provider networks that provide more consumer choice and minimize barriers to access, our point-of-service products and our strong marketplace reputation. However, in some markets we may be at a disadvantage for a number of reasons, including competitors with more resources, longer operating histories, larger market shares, broader networks, narrower networks (which may allow greater cost control and lower prices) or more established names and reputations. These competitive factors could adversely affect our business and operating results.

EMPLOYEES

      As of December 31, 2002, we employed approximately 32,000 individuals. We believe our employee relations are good.

CAUTIONARY STATEMENTS

      The statements contained in this Annual Report on Form 10-K, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of our Annual Report to Shareholders incorporated by reference in this Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

      The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we do not undertake to address or update each factor in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-K, in the 2002 Annual Report to Shareholders, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

Health Care Costs

      We use a large portion of our premium revenues to pay the costs of health care services delivered to our customers. Accordingly, the profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced three months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual health care costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. Relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results because of the relatively narrow operating margins of our risk-based arrangements. In addition, the financial results we report for any particular period include estimates of costs incurred for which the underlying claims have not been received by us or for which the claims have been received but not processed. If these estimates prove too high or too low, our earnings may be adjusted later based on actual costs.

Industry Factors

      The health and well-being industries receive significant negative publicity and have been the subject of large jury verdicts. This publicity has been accompanied by litigation, legislative activity, regulation and governmental review of industry practices. These factors may adversely affect our ability to market our products or services, may require us to change our products and services, and may increase the regulatory burdens under which we operate, further increasing our costs of doing business and adversely affecting our profitability.

Competition

      In many of our geographic or product markets, we compete with a number of other entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. We believe the barriers to entry in certain markets are not substantial, so the addition of new competitors can occur relatively easily, and consumers enjoy significant flexibility in moving to competitors. Some of our customers may decide to perform for themselves functions or services we provide, which would decrease our revenues. Some of our contracted physicians and other health care providers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred in the industry in which we operate as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers or contracted physicians and other health care providers, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends and marketing expenses may be adversely affected.

AARP Contract

      Under our long-term contract with AARP, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of December 31, 2002, our portion of AARP’s insurance program represented approximately $3.7 billion in annual net premium revenue from approximately 3.6 million AARP members. The success of our AARP arrangement depends, in part, on our ability to service these customers, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP.

Government Programs

      In response to medical cost increases that exceeded Medicare program reimbursement rate growth, we have withdrawn our Medicare+Choice product offerings from a number of counties and filed significant benefit adjustments in other counties. These and other actions have reduced Medicare+Choice enrollment and may result in further or complete withdrawal of Medicare+Choice product offerings, when and as permitted by our contracts with the CMS. Under current regulations, we are precluded from re-entering the counties from which we have withdrawn our Medicare+Choice product offerings until two years after the effective date of withdrawal.

      The financial results of our Medicare+Choice, Medicaid and State Children’s Health Insurance Program (SCHIP) operations depend on a number of factors, including program reimbursement increases, government regulations, benefit design, physician and other health care provider contracting, state budgetary pressures (Medicaid and SCHIP) and other factors. There can be no assurance that any or all of our government program operations will be profitable in future periods.

Government Regulation

      Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to consummate our acquisitions and dispositions. Delays in obtaining or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

      We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past and may do so in the future.

      State legislatures and Congress continue to focus on health care issues. Bills and regulations at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; claim payments and processing; use and maintenance of individually identifiable health information; medical malpractice litigation reform; and government-sponsored programs. We cannot predict if any of these initiatives will ultimately become binding law or regulation, or, if enacted, what their terms will be, but their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business to new health care funding arrangements.

      We are also subject to various governmental investigations, audits and reviews. Such oversight could result in our loss of licensure or our right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the CMS, state and health insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorneys. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

      Our operations are conducted through our subsidiaries. These companies are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Generally, the amount of dividend distributions that may be paid by our regulated subsidiaries, without prior approval by state regulatory authorities, is limited based on the subsidiary’s level of statutory net income, statutory capital and surplus. We use cash generated from operations, commercial paper and debt to maintain adequate operating and financial flexibility. The agencies that assess our creditworthiness also consider statutory capital levels when establishing our debt ratings. We maintain an aggregate statutory capital level for our regulated subsidiaries that is significantly higher than the minimum level regulators require.

Physician, Hospital and Other Health Care Provider Relations

      One of the significant techniques we use to contain health care costs and facilitate care delivery is to contract with physicians, hospitals, pharmaceutical benefit managers and pharmaceutical manufacturers, and other health care providers for favorable prices. A number of organizations are advocating for legislation that would exempt certain of these physicians and health care professionals from federal and state antitrust laws. In any particular market, these physicians and health care professionals could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part.

Litigation and Insurance

      Sometimes we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our businesses, we are routinely made party to a variety of legal actions related to the design, management and offerings of our services. These matters include, but are not limited to, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including ERISA and the Racketeer Influenced Corrupt Organization Act (“RICO”). We will incur expenses in the defense of these matters, even if they are without merit.

      Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic, treble or punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance. The cost of general business insurance coverage has increased significantly following the events of September 11, 2001. As a result, we have increased the amount of risk that we self-insure, particularly with respect to routine matters incidental to our business. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, there can be no assurance that the level of actual losses will not exceed the liabilities recorded.

Data Integrity and Information Systems

      Our businesses depend significantly on effective information systems and the integrity of the data we use to run these businesses. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could lose existing customers, have difficulty in attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. For example, the administrative simplification provisions of HIPAA and the Department of Labor’s ERISA claim processing regulations require changes to our current systems.

      We depend on independent third parties for significant portions of our systems-related support, equipment, facilities, and certain data, including data center operations, data network, voice communication services and pharmacy data processing. This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under the contract, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms which could adversely affect our operating results.

Proprietary Information and Privacy Regulations

      The use of individually identifiable data by our businesses is regulated at international, federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

      The success of our knowledge and information-related businesses also depends significantly on our ability to maintain proprietary rights to our databases and related products. We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation could have an adverse effect on the ability of our businesses to market and sell products and services and on our consolidated results of operations.

Administration and Management

      Efficient and cost-effective administration of our operations is essential to our profitability and competitive positioning. Staff-related and other operating expenses may increase from time to time due to business or product start-ups or expansions, growth or changes in business or the mix of products purchased by customers, acquisitions, regulatory requirements or other reasons. Unanticipated expense increases may adversely affect our financial results. We believe we currently have an experienced, capable management and technical staff. The market for management and technical personnel, including information systems professionals, in the health care industry is very competitive. Loss of key employees or a number of managers or technical staff could adversely affect our ability to administer and manage our business.

Marketing

      We market our products and services through both employed sales people and independent sales agents. The departure of key sales employees or agents or a large subset of these individuals could impair our ability to retain existing customers. Some of our customers or potential customers consider our debt ratings, accreditation or certification by various private or governmental bodies or rating agencies necessary or important. Some of our health plans or other business units may not have obtained or maintained, or may not desire or be able to obtain or maintain, such ratings, accreditation or certification, which could adversely affect our ability to obtain or acquire or retain business from these customers and potential customers.

Acquisitions and Dispositions

      We have an active ongoing acquisition and disposition program under which we may engage in transactions involving the acquisition or disposition of assets, products or businesses, some or all of which may be material. These transactions may entail risks and uncertainties and may affect ongoing business operations because of unknown liabilities, unforeseen administrative needs or the use of resources to integrate the acquired operations. Failure to identify liabilities, anticipate additional administrative needs or effectively integrate acquired operations could result in reduced revenues, increased administrative and other costs and customer dissatisfaction.

Terrorist Attacks

      The terrorist attacks launched on September 11, 2001, the war on terrorism, the threat of future acts of terrorism and the related concerns of customers and providers have negatively affected, and may continue to negatively affect, the U.S. economy in general and our industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, future acts of terrorism and bio-terrorism could adversely affect us through, among other things, increased use of health care services including, without limitation, hospital and physician services; loss of membership in health plans we administer as a result of lay-offs or other reductions of employment; adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; disruption of our information and payment systems; increased health care costs due to restrictions on our ability to carve out certain categories of risk, such as acts of terrorism; and disruption of the financial and insurance markets in general.

Financial Outlook

      From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, earnings per share and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective consolidated results of operations.

General Economic Conditions

      Changes in economic conditions could affect our business and results of operations. The state of the economy affects our employer group renewal prospects and our ability to increase prices in some of our businesses. Although we are continuously striving to diversify our product offerings to address the changing needs of consumers, there can be no assurance that the effects of the current or a future downturn in economic conditions will not cause our existing customers to seek health coverage alternatives that we do not offer or will not result in significant loss of customers, or decreased margins on our continuing customers.

Stock Market

      The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. We cannot assure the level or stability of the price of our securities at any time or the effect of the foregoing or any other factors on such prices.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First Elected as
Name	Age	Position	Executive Officer

William W. McGuire, M.D.	54	Chairman, Chief Executive Officer and Director	1988
Stephen J. Hemsley	50	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	43	Chief Financial Officer	2001
David J. Lubben	51	General Counsel and Secretary	1996
Lois E. Quam	41	Chief Executive Officer, Ovations	1998
Jeannine M. Rivet	54	Executive Vice President and Chief Executive Officer, Ingenix	1998
Robert J. Sheehy	45	Chief Executive Officer, UnitedHealthcare	2001
R. Channing Wheeler	51	Chief Executive Officer, Uniprise	1998

      Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.

      Dr. McGuire is the Chairman of the Board of Directors and Chief Executive Officer of UnitedHealth Group. Dr. McGuire joined UnitedHealth Group as Executive Vice President in November 1988 and became its Chairman and Chief Executive Officer in 1991. Dr. McGuire also served as UnitedHealth Group’s Chief Operating Officer from May 1989 to June 1995 and as its President from November 1989 until May 1999.

      Mr. Hemsley is the President and Chief Operating Officer of UnitedHealth Group and has been a member of the Board of Directors since February 2000. Mr. Hemsley joined UnitedHealth Group in May 1997 as Senior Executive Vice President. He became Chief Operating Officer in September 1998 and was named President in May 1999.

      Mr. Erlandson joined UnitedHealth Group in 1997 as Vice President of Process, Planning, and Information Channels. He became Controller and Chief Accounting Officer in September 1998 and was named Chief Financial Officer in January 2001.

      Mr. Lubben joined UnitedHealth Group in October 1996 as General Counsel and Secretary. Prior to joining UnitedHealth Group, he was a partner in the law firm of Dorsey & Whitney LLP.

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

      Mr. Wheeler joined UnitedHealth Group in March 1995 and became Chief Executive Officer of Uniprise in May 1998. Prior to May 1998, he served in various capacities with UnitedHealth Group, including Chief Executive Officer, Northeast Health Plans.

Item 2.	Properties

      As of December 31, 2002, we leased approximately 6.4 million and owned approximately 500,000 aggregate square feet of space in the United States and Europe. Our leases expire at various dates through May 31, 2025. Our various segments use this space exclusively for their respective business purposes and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

Item 3.	Legal Proceedings

      In September 1999, a group of plaintiffs’ trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, several claims against us have been alleged that generally challenge managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. These claims are described in the following paragraph. We intend to defend vigorously all of these claims.

      In Re: Managed Care Litigation: MDL No. 1334. A multi-district litigation panel has consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. The first of these suits was initiated in February 2000. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On February 20, 2002, the Court granted in part and denied in part the industry defendants’ motion to dismiss the amended complaint in the consumer track litigation. In significant part, the Court limited the RICO and ERISA claims that could be brought by the plaintiffs, and dismissed entirely the common law claims for civil conspiracy and unjust enrichment. On September 26, 2002, the trial court denied the consumer track plaintiffs’ motion for class certification while granting the health care provider track plaintiffs’

certification motion. Discovery commenced in both tracks of the litigation on September 30, 2002. The Eleventh Circuit granted the industry defendants’ petition seeking review of the district court’s certification order in the health care provider track litigation. On February 24, 2003, the United States Supreme Court heard argument in UnitedHealth Group’s and unaffiliated defendant PacifiCare’s appeal to review the Southern District Court’s decision (affirmed by the Eleventh Circuit) to limit arbitration to only certain of the health care provider track plaintiffs’ claims.

      The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group. This lawsuit was filed on March 15, 2000, in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. We are engaged in discovery in this matter.

      Because of the nature of our business, we are routinely subject to lawsuits alleging various causes of action. Some of these suits may include claims for substantial non-economic, treble or punitive damages. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending litigation are always uncertain, we do not believe the results of any such actions, including those described above, or any other types of actions, currently threatened or pending, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information contained under the heading “Investor Information” in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, is incorporated herein by reference. As of March 12, 2003, we had 12,809 shareholders of record.

Item 6.     Selected Financial Data

      The information contained under the heading “Financial Highlights” in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The information contained under the heading “Results of Operations” in the our Annual Report to Shareholders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The information contained under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements, together with the Independent Auditors’ Report thereon, appearing on pages 40 through 63 of our Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 15, 2002, our Board of Directors and the Audit Committee dismissed Arthur Andersen LLP as our independent public accountants, effective May 15, 2002, and engaged Deloitte & Touche LLP, effective May 16, 2002, to serve as our independent auditors for fiscal year 2002.

      Arthur Andersen’s reports on our consolidated financial statements for each of the years ended 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2001, 2000 and 1999 and through May 15, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During the years ended December 31, 2001 and 2000 and through May 15, 2002, we did not consult with Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      We reported the change in accountants on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2002. The Form 8-K contained a letter from Arthur Andersen LLP, addressed to the SEC, stating that Arthur Andersen LLP agreed with the statements concerning Arthur Andersen LLP contained in the Form 8-K. This letter is filed as Exhibit 16 to this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information included under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

      Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information included under the heading “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders(1)	42,961,258	$42.46	32,012,314 (3)
Equity compensation plans not approved by shareholders(2)	—	—	—

Total	42,961,258	$42.46	32,012,314

(1)	Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, the 1987 Supplemental Stock Option Plan (no additional options may be granted under this plan), and the 1993 Qualified Employee Stock Purchase Plan, as amended.

(2)	Excludes 240,193 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted average exercise price of $30.32 and an average remaining term of approximately 4.66 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future options or other awards will be granted under these acquired plans.

(3)	Includes 2,994,494 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2002, and 29,017,820 shares available under the 2002 Stock Incentive Plan as of December 31, 2002. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 6,977,350 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions that appears under the heading “Certain Relationships and Transactions” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 7, 2003, is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements

      The following consolidated financial statements of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Independent Auditors’ Reports.

      (a)2. Financial Statement Schedules

      None

      (a)3. Exhibits

3(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3(b)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
3(c)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
3(d)	Second Amended and Restated Bylaws of the Company
4(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002
*10(b)	UnitedHealth Group Incorporated Executive Incentive Plan
*10(c)	UnitedHealth Group Executive Savings Plans (1998 Statement)(incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10(d)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)
*10(e)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10(f)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(g)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10(h)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(i)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10(j)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(k)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(l)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
*10(m)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
*10(n)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(o)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
†10(p)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)
†10(q)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10(r)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(s)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company
†10(t)	Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(u)	Amendments to the Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation

†10(v)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C. dated November 10, 1998 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(w)	Amendments to Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, LLC
11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A filed on May 17, 2002)
21	Subsidiaries of the Company
23	Independent Auditors’ Consent
24	Powers of Attorney
99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

      (b) Reports on Form 8-K

      The following Current Reports on Form 8-K were filed during the last fiscal quarter of 2002.

           8-K dated October 31, 2002, together with a press release announcing the resignation of Walter F. Mondale from the Board of Directors under Item 5 “Other Events and Regulation FD Disclosure.”

           8-K dated November 20, 2002, together with a press release announcing an investor conference and confirmation of earnings under Item 9 “Regulation FD Disclosure.”

           8-K dated November 26, 2002, together with a press release regarding earnings expectations under Item 9 “Regulation FD Disclosure.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2003

UNITEDHEALTH GROUP INCORPORATED

By	/s/ WILLIAM W. MCGUIRE, M.D.

William W. McGuire, M.D.
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* William W. McGuire, M.D.	Chairman and Chief Executive Officer (principal executive officer)	March 19, 2003

* Patrick J. Erlandson	Chief Financial Officer (principal financial and accounting officer)	March 19, 2003

* William C. Ballard, Jr.	Director	March 19, 2003

* Richard T. Burke	Director	March 19, 2003

* Stephen J. Hemsley	Director	March 19, 2003

* James A. Johnson	Director	March 19, 2003

* Thomas H. Kean	Director	March 19, 2003

* Douglas W. Leatherdale	Director	March 19, 2003

* Mary O. Mundinger	Director	March 19, 2003

* Robert L. Ryan	Director	March 19, 2003

Signature		Title	Date

* Donna E. Shalala		Director	March 19, 2003

* William G. Spears		Director	March 19, 2003

* Gail R. Wilensky		Director	March 19, 2003

*By	/s/ DAVID J. LUBBEN David J. Lubben As Attorney-in-Fact

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, William W. McGuire, M.D., Chairman and Chief Executive Officer of UnitedHealth Group Incorporated, certify that:

      1. I have reviewed this annual report on Form 10-K of UnitedHealth Group Incorporated (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM W. MCGUIRE, M.D.

William W. McGuire, M.D.
Chairman and Chief Executive Officer

Date: March 19, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Patrick J. Erlandson, Chief Financial Officer of UnitedHealth Group Incorporated, certify that:

      1. I have reviewed this annual report on Form 10-K of UnitedHealth Group Incorporated (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PATRICK J. ERLANDSON

Patrick J. Erlandson
Chief Financial Officer

Date: March 19, 2003

EXHIBIT INDEX

Number		Description

3(a	)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3(b	)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
3(c	)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
3(d	)	Second Amended and Restated Bylaws of the Company
4(a	)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4(b	)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4(c	)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10(a	)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002
*10(b	)	UnitedHealth Group Incorporated Executive Incentive Plan
*10(c	)	UnitedHealth Group Executive Savings Plans (1998 Statement)(incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10(d	)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)
*10(e	)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10(f	)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(g	)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10(h	)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(i	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10(j	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10(k	)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

Number		Description

*10(l	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Jeannine Rivet (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
*10(m	)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
*10(n	)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(o	)	Information Technology Services Agreement between The MetraHealth Companies, Inc. and Integrated Systems Solutions Corporation dated as of November 1, 1995 (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
†10(p	)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)
†10(q	)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10(r	)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10(s	)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company
†10(t	)	Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10(u	)	Amendments to the Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation
†10(v	)	Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, L.L.C. dated November 10, 1998 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10(w	)	Amendments to Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, LLC
11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 and which is included as part of Exhibit 13 hereto)
13		Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002
16		Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A filed on May 17, 2002)

Number	Description

21	Subsidiaries of the Company
23	Independent Auditors’ Consent
24	Powers of Attorney
99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.