Form 10-Q
period 2003-03-31
UNITEDHEALTH GROUP INC
filed 2003-05-15
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

As of May 9, 2003, 296,298,224 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and Cash Equivalents	$1,802	$1,130
Short-Term Investments	238	701
Accounts Receivable, net	835	835
Assets Under Management	2,036	2,069
Deferred Income Taxes and Other	458	439

Total Current Assets	5,369	5,174
Long-Term Investments	4,555	4,498
Property, Equipment, Capitalized Software, and Other Assets, net	1,035	1,007
Goodwill	3,367	3,363
Other Intangible Assets, net	119	122

TOTAL ASSETS	$14,445	$14,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$4,027	$3,741
Accounts Payable and Accrued Liabilities	1,503	1,459
Other Policy Liabilities	1,749	1,781
Commercial Paper and Current Maturities of Long-Term Debt	402	811
Unearned Premiums	491	587

Total Current Liabilities	8,172	8,379
Long-Term Debt, less current maturities	1,400	950
Deferred Income Taxes and Other Liabilities	429	407

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500,000,000 shares authorized; 296,329,000 and 299,458,000 issued and outstanding	3	3
Additional Paid-In Capital	—	173
Retained Earnings	4,291	4,104
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	150	148

Total Shareholders’ Equity	4,444	4,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,445	$14,164

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

REVENUES
Premiums	$6,148	$5,246
Services	770	705
Investment and Other Income	57	62

Total Revenues	6,975	6,013

MEDICAL AND OPERATING COSTS
Medical Costs	5,050	4,435
Operating Costs	1,199	1,040
Depreciation and Amortization	73	56

Total Medical and Operating Costs	6,322	5,531

EARNINGS FROM OPERATIONS	653	482
Interest Expense	(23)	(24)

EARNINGS BEFORE INCOME TAXES	630	458
Provision for Income Taxes	(227)	(163)

NET EARNINGS	$403	$295

BASIC NET EARNINGS PER COMMON SHARE	$1.35	$0.96

DILUTED NET EARNINGS PER COMMON SHARE	$1.29	$0.92

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	298.3	307.4
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	13.3	14.1

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	311.6	321.5

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net Earnings	$403	$295
Noncash Items:
Depreciation and Amortization	73	56
Deferred Income Taxes and Other	8	20
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	17	4
Medical Costs Payable	238	41
Accounts Payable and Accrued Liabilities	89	149
Unearned Premiums	(103)	(195)

Cash Flows From Operating Activities	725	370

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(6)	(8)
Purchases of Property, Equipment and Capitalized Software	(92)	(128)
Purchases of Investments	(685)	(568)
Maturities and Sales of Investments	1,112	701

Cash Flows From (Used For) Investing Activities	329	(3)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	73	64
Common Stock Repurchases	(496)	(450)
Repayments of Commercial Paper, net	(409)	(474)
Proceeds from Issuance of Long-Term Debt	450	400

Cash Flows Used For Financing Activities	(382)	(460)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	672	(93)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,130	1,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,802	$1,447

Supplementary schedule of non-cash investing activities:
Common stock issued for acquisitions	$—	$25

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

These consolidated financial statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgements, often because we must make estimates about the effects of matters that are inherently uncertain and will change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, revenues, contingent liabilities, and asset valuations, allowances and impairments. We adjust these estimates each period, as more current information becomes available, and any adjustment could have a significant impact on our consolidated operating results. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

2.	Stock-Based Compensation

We account for activity under our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not recognize compensation expense when we grant employee stock options because we grant stock options at exercise prices not less than the fair value of our common stock on the date of grant.

The following table shows the effect on net earnings and earnings per share had we applied the fair value expense recognition provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

	For the Three
	Months Ended
	March 31,

	2003	2002

NET EARNINGS
As Reported	$403	$295
Compensation Expense, net of tax effect	(29)	(24)

Pro Forma	$374	$271

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$1.35	$0.96
Pro Forma	$1.25	$0.88
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$1.29	$0.92
Pro Forma	$1.20	$0.84

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Investments

As of March 31, 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$1,802	$—	$—	$1,802
Debt Securities — Available for Sale	4,322	241	(6)	4,557
Equity Securities — Available for Sale	154	7	(7)	154
Debt Securities — Held to Maturity	82	—	—	82

Total Cash and Investments	$6,360	$248	$(13)	$6,595

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments as follows (in millions):

	2003	2002

Gross Realized Gains	$8	$10
Gross Realized Losses	(7)	(10)

Net Realized Gains (Losses)	$1	$—

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2003, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Goodwill acquired	4	—	—	—	4

Balance at March 31, 2003	$1,697	$698	$363	$609	$3,367

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2003 and December 31, 2002 were as follows (in millions):

		March 31, 2003			December 31, 2002

	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts and Membership Lists	14 years	$64	$(2)	$62	$64	$(1)	$63
Patents, Trademarks and Technology	10 years	59	(25)	34	58	(24)	34
Non-compete Agreements and Other	7 years	31	(8)	23	31	(6)	25

Total	10 years	$154	$(35)	$119	$153	$(31)	$122

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to other intangible assets was approximately $4 million for the three months ended March 31, 2003. Estimated amortization expense relating to other intangible assets for the years ending December 31 are as follows (in millions):

2003	2004	2005	2006	2007

$15	$15	$14	$13	$12

5.	Medical Costs Payable

As further discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis, a substantial portion of our medical costs payable is based on estimates, which include estimates for the costs of health care services eligible individuals have received under risk-based arrangements but for which claims have not yet been submitted, and estimates for the costs of claims we have received but have not yet processed. Each period, our operating results include the effects of revisions in estimates related to all prior periods, based on actual claims processed and paid. Our medical costs payable estimates as of December 31, 2001, 2000 and 1999 each developed favorably in the subsequent fiscal year by approximately $70 million, $30 million and $15 million, respectively. Our medical costs payable estimate as of December 31, 2002 also developed favorably by approximately $60 million ($38 million net of taxes) in the first quarter of 2003. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2003.

6.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$52	$52	$461	$461
Floating-Rate Notes due November 2003	100	100	100	100
6.6% Senior Unsecured Notes due December 2003	250	258	250	260
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	449	400	450
5.2% Senior Unsecured Notes due January 2007	400	429	400	423
4.9% Senior Unsecured Notes due April 2013	450	458	—	—

Total Commercial Paper and Debt	1,802	1,896	1,761	1,844
Less Current Maturities	(402)	(410)	(811)	(821)

Long-Term Debt, less current maturities	$1,400	$1,486	$950	$1,023

As of March 31, 2003, our outstanding commercial paper had interest rates of 1.4%. The interest rates on the floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.3% for the notes due November 2003 and to the three-month LIBOR plus 0.6% for the notes due November 2004. As of March 31, 2003, the applicable rates on the notes were 1.7% and 2.0%, respectively.

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions, and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $200 million, maturing

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2007, and $225 million, maturing April 2013. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At March 31, 2003, the rate used to accrue interest expense on these swaps ranged from 1.2% to 1.5%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of March 31, 2003, we had no amounts outstanding under our credit facilities or ECNs.

Our debt agreements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

7.	AARP

In January 1998, we initiated a 10-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $3.8 billion annually.

The underwriting gains or losses related to the AARP business are recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	March 31,	December 31,
	2003	2002

Assets Under Management	$2,012	$2,045
Accounts Receivable	$324	$294
Medical Costs Payable	$941	$893
Other Policy Liabilities	$1,253	$1,299
Accounts Payable and Other Current Liabilities	$142	$147

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the three months ended March 31, 2003, we repurchased 5.4 million shares at an aggregate cost of $449 million. As of March 31, 2003, we maintain authorization to purchase up to an additional 11.1 million shares of our common stock.

9.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	2003	2002

Net Earnings	$403	$295
Change in Net Unrealized Gains on Investments, net of tax effects	2	(14)

Comprehensive Income	$405	$281

10.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans age 50 and older. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, networks, services and resources.

•	Ingenix is an international leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and other payers, health care providers, large employers and governments.

Transactions between business segments principally consist of customer service and transaction processing services Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses. The “Corporate and Eliminations” column includes costs associated with company-wide process improvement initiatives and eliminations of inter-segment transactions.

Effective January 1, 2003, within the Health Care Services Segment, the Company transferred Medicaid-related business oversight from UnitedHealthcare to AmeriChoice, as well as certain Medicare-related businesses from UnitedHealthcare to Ovations. In addition, the Company transferred managed health plan services from UnitedHealthcare to Uniprise. The 2002 segment financial information has been restated for comparability purposes to conform to the current composition of business segments. The restatement had no effect on previously reported 2002 consolidated financial information.

The following tables present segment financial information for the three month periods ended March 31, 2003 and 2002 (in millions):

	Health		Specialized		Corporate
	Care		Care		and
First Quarter 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,967	$614	$255	$82	$—	$6,918
Revenues — Intersegment	—	148	196	39	(383)	—
Investment and Other Income	47	7	3	—	—	57

Total Revenues	$6,014	$769	$454	$121	$(383)	$6,975

Earnings from Operations	$402	$152	$88	$11	$—	$653

	Health		Specialized		Corporate
	Care		Care		and
First Quarter 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,132	$522	$219	$78	$—	$5,951
Revenues — Intersegment	—	131	144	31	(306)	—
Investment and Other Income	51	7	4	—	—	62

Total Revenues	$5,183	$660	$367	$109	$(306)	$6,013

Earnings from Operations	$276	$128	$66	$12	$—	$482

11.	Commitments and Contingencies

Legal Matters

Because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. We record liabilities for our estimate of probable costs resulting from these matters. These matters include, but are not limited to: claims relating to health care benefits coverage; medical malpractice actions; contract disputes; and claims related to disclosure of certain business practices. Following the events of September 11, 2001, the cost of business insurance coverage increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to routine matters incidental to our business.

In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). On May 1, 2003, the customer related claims were dismissed following a de minimis settlement.

In April 2000, the American Medical Association filed a lawsuit against the Company in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ERISA class. After the court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. We are engaged in discovery in this matter.

Although the results of pending litigation are always uncertain, we do not believe the results of any such actions currently threatened or pending, including those described above, will, individually or in aggregate, have a material adverse effect on our consolidated financial position or results of operations.

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

We are also subject to various ongoing governmental investigations, audits and reviews, and we record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

12.	Recently Issued Accounting Standards

On January 1, 2003, we adopted FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Its adoption did not have a material impact on our consolidated financial position or results of operations.

On January 1, 2003 we adopted FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize a liability for costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Its adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure  — an amendment of FASB Statement No. 123.” FAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of FAS No. 148 and its adoption had no impact on our consolidated financial position or results of operations.

On January 1, 2003, we adopted the recognition and measurement provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN No. 46 requires an enterprise to consolidate a variable interest entity (previously known generally as a special purpose entity) if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained prior to that date, the interpretation must be applied in the third quarter of 2003. We do not expect that the adoption of FIN No. 46 will have any impact on our consolidated financial position or results of operations.

13.	Stock Split

On May 7, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a 100 percent common stock dividend. The stock dividend is payable on June 18, 2003, to shareholders of record on June 2, 2003. The following table presents pro forma basic and diluted net earnings per common share to reflect the two-for-one common stock split.

	For the Three
	Months Ended
	March 31,

	2003	2002

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$1.35	$0.96
Pro Forma	$0.68	$0.48
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$1.29	$0.92
Pro Forma	$0.65	$0.46

We intend to increase our annual cash dividend rate on a post-split basis by maintaining our 3 cent per share annual dividend after the split, effectively doubling the dividend rate from its current level.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 16, 2003 (May 7, 2003 as to Note 13)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate, and business generally. These factors are described in Exhibit 99 to this Quarterly Report.

Summary highlights of our first quarter 2003 results include:

•	Diluted net earnings per share reached $1.29, an increase of 40% from $0.92 per share reported in the first quarter of 2002 and an increase of 8% from $1.20 per share reported in the fourth quarter of 2002.

•	Cash flows from operations were $725 million for the three months ended March 31, 2003, compared to $370 million for the three months ended March 31, 2002.

•	Earnings from operations increased to $653 million in the first quarter of 2003, up $171 million, or 35%, over the prior year and up $44 million, or 7%, sequentially over the fourth quarter of 2002.

•	Consolidated revenues of nearly $7.0 billion increased $962 million, or 16%, over the first quarter of 2002 and $293 million, or 4%, sequentially over the fourth quarter of 2002.

•	The consolidated medical care ratio was 82.1%, a decline from 84.5% in the first quarter of 2002.

•	The operating cost ratio was 17.2%, an improvement from 17.3% during the first quarter of 2002.

•	Consolidated operating margin reached 9.4%, improving 140 basis points from 8.0% in the first quarter of 2002.

•	Annualized return on equity reached 36.3% in the first quarter of 2003, up from 30.5% in the first quarter of 2002.

Summary Operating Information

	Three Months
	Ended March 31,
			Percent
(In millions, except per share data)	2003	2002	Change

Total Revenues	$6,975	$6,013	16%
Earnings from Operations	$653	$482	35%
Net Earnings	$403	$295	37%
Diluted Net Earnings Per Common Share	$1.29	$0.92	40%
Medical Care Ratio	82.1%	84.5%
Medical Care Ratio, excluding AARP	81.0%	83.0%
Operating Cost Ratio	17.2%	17.3%
Return on Equity (annualized)	36.3%	30.5%
Operating Margin	9.4%	8.0%

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenue from risk-based products; service revenues, which primarily include fees for management, administrative, and consulting services; and investment and other income.

Premium revenues are derived from risk-based arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services, transaction processing, customer, consumer and care provider services, and access to contracted networks of physicians, hospitals and other health care professionals.

Consolidated revenues increased by $962 million, or 16%, year-over-year in the first quarter of 2002 to nearly $7.0 billion. Consolidated revenues increased by 11% as a result of premium rate increases and growth across business segments and 5% as a result of revenues from businesses acquired since the first quarter of 2002. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $6.1 billion in the first quarter of 2003, an increase of $902 million, or 17%, over the first quarter of 2002.

UnitedHealthcare premium revenues increased by approximately $485 million, or 16%, to $3.6 billion in the first quarter of 2003 due primarily to average net premium rate increases exceeding 13% on UnitedHealthcare’s renewing commercial risk-based business. Premium revenues from Medicaid programs increased by $283 million in the first quarter of 2003, with approximately $250 million of this increase relating to the acquisition of AmeriChoice on September 30, 2002. The remaining premium revenue growth in the first quarter of 2003 resulted primarily from an increase in the number of individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business. In addition, Specialized Care Services realized an increase in premium revenues due to strong growth in several of its specialty benefits businesses.

Service Revenues

Service revenues during the first quarter of 2003 totaled $770 million, representing an increase of $65 million, or 9%, over the first quarter of 2002. The increase in service revenues was driven primarily by aggregate growth of 8% in individuals served by Uniprise and UnitedHealthcare under fee-based arrangements. Uniprise and UnitedHealthcare service revenues grew by an aggregate of $54 million in the first quarter of 2003 over the comparable prior year period.

Investment and Other Income

Investment and other income during the first quarter of 2003 totaled $57 million, representing a decrease of $5 million from the comparable period in 2002. Interest income decreased by $6 million driven by lower interest yields on investments in the first quarter of 2003 compared with the first quarter of 2002, partially offset by the impact of increased levels of cash and fixed income investments. Net capital gain on sales of investments were $1 million in the first quarter of 2003 compared with zero in the first quarter of 2002.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio decreased from 84.5% in the first quarter of 2002 to 82.1% in the first quarter of 2003. Excluding the AARP business,1 on a year-over-year basis, the medical care ratio decreased 200 basis points from 83.0% to 81.0%. Approximately 60 basis points of the medical care ratio decrease resulted from targeted withdrawals from unprofitable risk-based arrangements with commercial customers using multiple health benefit carriers and a shift in commercial customer mix, with a larger percentage of premium revenues derived from our small business customers. These employer groups typically have a lower medical care ratio, but carry higher operating costs than larger customers. Approximately 100 basis points of the decrease in the medical care ratio was driven by favorable development of medical cost estimates. Medical cost estimates for 2002 and prior years developed favorably by an estimated $60 million ($38 million net of tax) during the first quarter of 2003 as compared with favorable development of medical cost estimates for 2001 and prior years of approximately $20 million ($13 million net of tax) during the first quarter of 2002. The balance of the decrease in the medical care ratio was primarily driven by changes in product and business mix, care management activities and net premium rate increases that exceeded overall medical benefit cost increases.

On an absolute dollar basis, medical costs increased $615 million, or 14%, over the first quarter of 2002. The increase was driven primarily by a rise in medical costs of approximately 12% driven by medical cost inflation and increased health care consumption and the additional medical costs related to businesses acquired since the first quarter of 2002. These increases were partially offset by an improved medical care ratio as described above.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) was 17.2% in the first quarter of 2003, compared with 17.3% in the first quarter of 2002. On an absolute dollar basis, operating costs increased $159 million, or 15%, in the first quarter of 2003 over the comparable period in 2002. This increase was driven by an 8% increase in total individuals served by Health Care Services and Uniprise, increases in broker commissions and premium taxes, general operating cost inflation and the additional operating costs associated with acquired businesses.

Depreciation and Amortization

Depreciation and amortization was $73 million and $56 million for the three month periods ended March 31, 2003 and 2002, respectively. The $17 million increase is due to additional depreciation and amortization resulting from higher levels of property, equipment, computer hardware and capitalized software as a result of technology enhancements, business growth and businesses acquired since the first quarter of 2002.

Income Taxes

Our effective income tax rate was 36.0% in the first quarter of 2003 and 35.5% in the first quarter of 2002. The increase is mainly due to the September 30, 2002 acquisition of AmeriChoice, which operates primarily in markets that have higher than average state and local income tax rates.

[1]	Management believes disclosure of the medical care ratio excluding the AARP business is meaningful since underwriting gains or losses related to the AARP business accrue to AARP policyholders through a rate stabilization fund (RSF). Although the Company is at risk for underwriting losses to the extent cumulative net losses exceed the balance in the RSF, the Company has not been required to fund any underwriting deficits to date and management believes the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract during the foreseeable future.

Business Segments

The following summarizes the operating results of our business segments for three month periods ended March 31 (in millions):

Revenues

	Three Months
	Ended March 31,
			Percent
	2003	2002	Change

Health Care Services	$6,014	$5,183	16%
Uniprise	769	660	17%
Specialized Care Services	454	367	24%
Ingenix	121	109	11%
Corporate	(383)	(306)	n/a

Consolidated Revenues	$6,975	$6,013	16%

Earnings from Operations

	Three Months
	Ended
	March 31,
			Percent
	2003	2002	Change

Health Care Services	$402	$276	46%
Uniprise	152	128	19%
Specialized Care Services	88	66	33%
Ingenix	11	12	(8)%
Corporate	—	—	n/a

Consolidated Earnings from Operations	$653	$482	35%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2003 revenues of $6.0 billion, representing an increase of $831 million, or 16%, over the first quarter of 2002.

The increase in revenues primarily resulted from an increase of $485 million in UnitedHealthcare premium revenues. This was driven primarily by average net premium rate increases in excess of 13% on renewing commercial risk-based business. Premium revenues from Medicaid programs increased by $283 million in the first quarter of 2003, which was primarily related to the acquisition of AmeriChoice on September 30, 2002. The remaining revenue growth in the first quarter of 2003 resulted primarily from an increase in the number of individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business.

The Health Care Services segment had earnings from operations of $402 million, representing an increase of $126 million, or 46%, over the first quarter of 2002. This increase primarily resulted from improved gross margins on UnitedHealthcare’s risk-based products and revenue growth. Health Care Services’ operating margin increased to 6.7% in the first quarter of 2003 from 5.3% in the comparable 2002 period. This increase was driven by a combination of an improved medical care ratio and a shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved by 190 basis points to 81.5% in the first quarter of 2003 from 83.4% in the first quarter of 2002. Approximately 80 basis points of the commercial medical care ratio decrease resulted from targeted withdrawals from unprofitable risk-based arrangements with customers using multiple health benefit carriers and a shift in commercial customer mix, with a larger percentage of premium revenues derived from small business customers. These employer groups typically have a lower medical care ratio, but carry higher operating costs than larger customers. The balance of the decrease in the commercial medical care ratio was primarily driven by changes in product mix, care management activities, net premium rate increases that exceeded overall medical benefit cost increases and the favorable development of prior year medical cost estimates previously discussed.

The number of individuals served by UnitedHealthcare increased by 295,000, or 4%, in the first quarter of 2003 over the first quarter of 2002. This included an increase of 260,000, or 10%, in the number of individuals served with fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products. In addition, there was an increase of 35,000, or 1%, in the number of individuals served by risk-based products, driven by new customer relationships partially offset by customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers.

Ovation’s year-over-year Medicare+Choice enrollment was relatively stable, with 225,000 individuals served as of March 31, 2003. Medicaid enrollment increased by 390,000, largely due to the acquisition of AmeriChoice on September 30, 2002, which served approximately 360,000 individuals as of the acquisition date.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands):

	2003	2002

Commercial
Risk-based	4,995	4,960
Fee-based	2,805	2,545

Total Commercial	7,800	7,505
Medicare	225	235
Medicaid	1,045	655

Total Government Programs	1,270	890

Total Health Care Services	9,070	8,395

Uniprise

Uniprise revenues of $769 million increased by $109 million, or 17%, over the first quarter 2002. This increase was driven primarily by a 7% year-over-year increase in Uniprise’s customer base as well as changes in customer funding mix in the third quarter of 2002. Uniprise served 9.3 million and 8.7 million individuals as of March 31, 2003 and 2002, respectively.

Uniprise first quarter 2003 earnings from operations were $152 million, an increase of $24 million, or 19%, over the first quarter of 2002. Operating margin improved to 19.8% in the first quarter of 2003 from 19.4% in the comparable 2002 period. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives, primarily in the form of reduced labor and occupancy costs supporting its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $454 million in the first quarter of 2003, an increase of $87 million, or 24%, over the comparable 2002 period. This increase was principally driven by an increase in the number of individuals served by United Behavioral Health, its mental health benefits business, Dental Benefit Providers, its dental services business, and Spectera, its vision care benefits business.

Earnings from operations reached $88 million in the first quarter of 2003, an increase over the comparable 2002 period of $22 million, or 33%. Specialized Care Services’ operating margin increased to 19.4% in the first quarter of 2003, up from 18.0% in the comparable 2002 period. This increase was driven primarily by operational and productivity improvements at United Behavioral Health. With the continuing growth of the Specialized Care Services segment, we are currently consolidating production and service operations to a segment-wide service and production infrastructure to improve service quality and consistency and enhance productivity and efficiency.

Ingenix

Ingenix revenues were $121 million in the first quarter of 2003, an increase of $12 million, or 11%, over the comparable 2002 period. Earnings from operations were $11 million in the first quarter of 2003, down $1 million, or 8%, from the comparable 2002 period. The operating margin was 9.1% in the first quarter of 2003, down from 11.0% in the first quarter of 2002. The reduction in earnings from operations and operating margin was due to cancellations and delays of certain clinical research trials by pharmaceutical clients, which have been affected by weak industry-specific conditions. This reduction was partially offset by growth and slightly expanding margins in the health information business. Ingenix generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Financial Condition and Liquidity at March 31, 2003

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing within the confines of our financial strategy, such as our self-imposed limit of 30% on our debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity).

A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest monies of regulated subsidiaries that exceed our near-term obligations in longer term, investment grade marketable debt securities, to improve our overall investment return. Factors we consider in making these investment decisions include our board of directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Monies in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash from operations. Also, we issue long-term debt and commercial paper with staggered maturity dates and have available credit facilities. These additional sources of liquidity allow us to maintain further operating and financial flexibility. Because of this flexibility, we typically maintain low cash and investment balances in our non-regulated companies. Cash in these entities is generally used to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

Cash generated from operating activities, our primary source of liquidity, is principally from net earnings, excluding depreciation and amortization. As a result, any future decline in our profitability may have a negative impact on our liquidity. The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk.

Cash and Investments

Cash flow from operations was $725 million and $370 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of $355 million, or 96%. This increase in operating cash flows resulted from an increase of $113 million in net income excluding depreciation, amortization and other non cash items and an increase of approximately $242 million due to cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of $6.6 billion at March 31, 2003. Total cash and investments increased by $266 million since December 31, 2002, primarily resulting from strong cash flows from operations partially offset by common stock repurchases and capital expenditures.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2003, approximately $610 million of our $6.6 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $456 million was available for general corporate use, including acquisitions and share repurchases. The remaining $154 million consists primarily of public and non-public equity securities held by UnitedHealth Capital, our investment capital business.

Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of both March 31, 2003, and December 31, 2002, we had commercial paper and debt outstanding of $1.8 billion. Our debt-to-total-capital ratio was 28.9% and 28.5% as of March 31, 2003 and December 31, 2002, respectively. We expect to maintain our debt-to-total-capital ratio between 25% and 30%. Within this range, we believe our cost of capital and return on shareholders’ equity are optimized, while maintaining a prudent level of leverage and liquidity.

As of March 31, 2003 our outstanding commercial paper had interest rates of 1.4%. The interest rates on our floating-rate notes are reset quarterly to the three-month LIBOR plus 0.3% for the notes due November 2003 and to the three-month LIBOR plus 0.6% for the notes due November 2004. As of March 31, 2003, the applicable rates on the notes were 1.7% and 2.0%, respectively.

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $200 million, maturing January 2007, and $225 million, maturing April 2013. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At March 31, 2003, the rate used to accrue interest expense on these swaps ranged from 1.2% to 1.5%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2003. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of March 31, 2003, we had no amounts outstanding under our credit facilities or ECNs.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A3” by Moody’s. Our commercial paper and ECN programs are rated “A-1” by S&P, “F-1” by Fitch, and “P-2” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total- capital ratio at 30% or less. A significant downgrade in our debt and commercial paper ratings could adversely affect our borrowing capacity and costs.

As a result of our March 2003 issuance of fixed-rate notes described above, we have no remaining issuing capacity for securities covered by our existing S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities). We also have an S-4 acquisition shelf registration statement under which we have remaining issuing capacity of approximately 5.6 million shares of our common stock in connection with acquisition activities. We intend to file new S-3 and S-4 shelf registration statements during the second quarter of 2003. Once the new shelf registrations are approved by the Securities and Exchange Commission, we may publicly offer securities from time to time at prices and terms to be determined at the time of offering.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2003, we repurchased 5.4 million shares at an aggregate cost of approximately $449 million. As of March 31, 2003, we maintain authorization to purchase up to an additional 11.1 million shares of our common stock.

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through companies that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intent to maintain our senior debt ratings in the “A” range, we maintain an aggregate statutory capital level for our regulated subsidiaries that is significantly higher than the minimum level regulators require.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require management to make the most challenging judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs. For a detailed description of all our critical accounting policies, see the Results of Operations section of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

  Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers and not yet reported to the company by the care provider. Depending on the care provider and type of service, the typical billing lag for services can range from 2 to 90 days from date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service.

We estimate and maintain liabilities for these incurred but not reported (IBNR) services. These estimates are established pursuant to an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider such factors as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers, and geography.

Each quarter, the company re-examines previously established medical costs payable estimates based on actual claim submissions. As the liability estimate recorded in prior periods becomes more exact, the amount of the estimate will be increased or decreased with the change in estimate being included in medical costs in the period in which the change is identified. Accordingly, in every reporting period our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of medical costs is less than the previous estimate, reported medical costs in the current period will be decreased (favorable development). If the revised estimate of medical costs is more than the previous estimate, reported medical costs in the current period will be increased (unfavorable development). Historically, the net impact of estimate developments has represented less than three-tenths of one percent of annual medical costs, less than three percent of annual earnings from operations and less than three percent of medical costs payable. The effects of estimate changes have not been significant to the company’s annual operating results or financial position in each of the last four years.

In order to evaluate the impact of changes in medical costs payable estimates for any particular discrete period, one should consider both the amount of development recorded in the current period pertaining to prior periods and the amount of development recorded in subsequent periods pertaining to the current period. The accompanying table provides a summary of the net impact of favorable development on medical costs and earnings from operations (in millions).

		Net Impact	Medical Costs			Earnings from Operations
	Favorable	on Medical
	Development	Costs(a)	As Reported	As Adjusted(b)		As Reported	As Adjusted(b)

1999	$20	$5	$15,043	$15,048		$943	$938
2000	$15	$(15)	$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)	$17,644	$17,604		$1,566	$1,606
2002	$70	$10 (c)	$18,192	$18,202	(c)	$2,186	$2,176	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the first quarter of 2003, the company recorded favorable development of $60 million pertaining to 2002. The amount of prior period development in 2003 will change as our December 31, 2002 medical costs payable estimate continues to develop throughout 2003.

Inflation

The current national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to lessen the effects of health care cost inflation. This includes setting commercial premiums based on anticipated health care costs and coordinating care with physicians and other health care providers. Through contracts with physicians and other health care providers, we emphasize preventive health care, appropriate use of health care services consistent with clinical performance standards, education and closing gaps in care.

We believe our strategies to mitigate the impact of health care cost inflation on our operating results have been and will continue to be successful. However, other factors including competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, major epidemics and applicable regulations may affect our ability to control the impact of health care cost inflation. Because of the narrow operating margins of our risk-based products, changes in medical cost trends that were not anticipated in establishing premium rates can create significant changes in our financial results.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2003, there were no significant concentrations of credit risk.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $6.4 billion of our cash and investments at March 31, 2003, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at March 31, 2003, the fair value of our fixed income investments would decrease or increase by approximately $195 million.

At March 31, 2003, we had $154 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In Re: Managed Care Litigation: MDL No. 1334. A multi-district litigation panel has consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. The first of these suits was initiated in February 2000. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consoli-

dated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On September 26, 2002, the trial court denied the consumer track plaintiffs’ motion for class certification while granting the health care provider track plaintiffs’ certification motion. Discovery commenced in both tracks of the litigation on September 30, 2002. The Eleventh Circuit granted the industry defendants’ petition seeking review of the district court’s certification order in the health care provider track litigation. On April 7, 2003, the United States Supreme Court reversed the Eleventh Circuit’s arbitration decision and found that the health care provider track plaintiffs’ RICO claims against PacifiCare and UnitedHealthcare should be arbitrated. On May 1, 2003, the district court entered an order dismissing the consumer track litigation following a de minimis settlement.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 10*	—	Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 99	—	Cautionary Statements
Exhibit 99.1	—	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2003. These reports were filed on March 19, 2003 and March 25, 2003. The March 19, 2003 report furnished information pursuant to Regulation FD relating to presentations by officers of the Company at investor meetings and conferences. The March 25, 2003 report disclosed information regarding the $450 million of senior unsecured notes due April 2013 and issued March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 15, 2003

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: May 15, 2003

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

Date: May 15, 2003

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

/s/ PATRICK J. ERLANDSON _________________________________________ Patrick J. Erlandson
Chief Financial Officer

Date: May 15, 2003

EXHIBITS

Exhibit
Number	Description

Exhibit 10*	— Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003
Exhibit 15	— Letter Re Unaudited Interim Financial Information
Exhibit 99	— Cautionary Statements
Exhibit 99.1	— Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.