Form 10-Q
period 2003-06-30
UNITEDHEALTH GROUP INC
filed 2003-08-13
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of August 11, 2003, 596,223,753 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

INDEX

Page
Number

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Independent Accountants’ Report	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	25

Part II. Other Information
Item 1. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and Cash Equivalents	$2,253	$1,130
Short-Term Investments	231	701
Accounts Receivable, net	836	835
Assets Under Management	2,007	2,069
Deferred Income Taxes and Other	457	439

Total Current Assets	5,784	5,174
Long-Term Investments	4,470	4,498
Property, Equipment, Capitalized Software, and Other Assets, Net	1,036	1,007
Goodwill	3,403	3,363
Other Intangible Assets, net	145	122

TOTAL ASSETS	$14,838	$14,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$4,031	$3,741
Accounts Payable and Accrued Liabilities	1,753	1,459
Other Policy Liabilities	1,765	1,781
Commercial Paper and Current Maturities of Long-Term Debt	350	811
Unearned Premiums	452	587

Total Current Liabilities	8,351	8,379
Long-Term Debt, less current maturities	1,400	950
Deferred Income Taxes and Other Liabilities	414	407

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 590 and 599 shares issued and outstanding	6	6
Additional Paid-In Capital	14	170
Retained Earnings	4,468	4,104
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	185	148

Total Shareholders’ Equity	4,673	4,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,838	$14,164

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES
Premiums	$6,248	$5,316	$12,396	$10,562
Services	779	711	1,549	1,416
Investment and Other Income	60	51	117	113

Total Revenues	7,087	6,078	14,062	12,091

MEDICAL AND OPERATING COSTS
Medical Costs	5,109	4,418	10,159	8,853
Operating Costs	1,195	1,075	2,394	2,115
Depreciation and Amortization	74	62	147	118

Total Medical and Operating Costs	6,378	5,555	12,700	11,086

EARNINGS FROM OPERATIONS	709	523	1,362	1,005
Interest Expense	(24)	(20)	(47)	(44)

EARNINGS BEFORE INCOME TAXES	685	503	1,315	961
Provision for Income Taxes	(246)	(178)	(473)	(341)

NET EARNINGS	$439	$325	$842	$620

BASIC NET EARNINGS PER COMMON SHARE	$0.74	$0.53	$1.42	$1.01

DILUTED NET EARNINGS PER COMMON SHARE	$0.71	$0.51	$1.36	$0.97

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	590	610	593	612
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	28	31	28	30

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	618	641	621	642

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Net Earnings	$842	$620
Noncash Items:
Depreciation and Amortization	147	118
Deferred Income Taxes and Other	(5)	70
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	25	(30)
Medical Costs Payable	283	48
Accounts Payable and Accrued Liabilities	349	409
Unearned Premiums	(151)	(205)

Cash Flows From Operating Activities	1,490	1,030

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(56)	(45)
Purchases of Property, Equipment and Capitalized Software, net	(181)	(216)
Purchases of Investments	(1,045)	(1,353)
Maturities and Sales of Investments	1,649	1,515

Cash Flows From (Used For) Investing Activities	367	(99)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	145	114
Common Stock Repurchases	(859)	(826)
Repayments of Commercial Paper, net	(461)	(454)
Proceeds from Issuance of Long-Term Debt	450	400
Dividends Paid	(9)	(9)

Cash Flows Used For Financing Activities	(734)	(775)

INCREASE IN CASH AND CASH EQUIVALENTS	1,123	156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,130	1,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,253	$1,696

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$—	$72

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

NET EARNINGS
As Reported	$439	$325	$842	$620
Compensation Expense, net of tax effect	(31)	(25)	(60)	(49)

Pro Forma	$408	$300	$782	$571

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.74	$0.53	$1.42	$1.01
Pro Forma	$0.69	$0.49	$1.32	$0.93
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.71	$0.51	$1.36	$0.97
Pro Forma	$0.66	$0.47	$1.26	$0.89

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Investments

As of June 30, 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$2,253	$—	$—	$2,253
Debt Securities — Available for Sale	4,189	284	(3)	4,470
Equity Securities — Available for Sale	149	10	(1)	158
Debt Securities — Held to Maturity	73	—	—	73

Total Cash and Investments	$6,664	$294	$(4)	$6,954

During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross Realized Gains	$14	$28	$22	$38
Gross Realized Losses	(9)	(36)	(16)	(46)

Net Realized Gains (Losses)	$5	$(8)	$6	$(8)

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2003, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Goodwill acquired	5	—	26	9	40

Balance at June 30, 2003	$1,698	$698	$389	$618	$3,403

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2003 and December 31, 2002 were as follows (in millions):

		June 30, 2003			December 31, 2002

	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts and Membership Lists	14 years	$72	$(3)	$69	$64	$(1)	$63
Patents, Trademarks and Technology	11 years	80	(27)	53	58	(24)	34
Non-compete Agreements and Other	7 years	32	(9)	23	31	(6)	25

Total	10 years	$184	$(39)	$145	$153	$(31)	$122

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to other intangible assets was approximately $4 and $8 million for the three and six month periods ended June 30, 2003. Estimated amortization expense relating to other intangible assets for the years ending December 31 are as follows (in millions):

2003	2004	2005	2006	2007

$17	$18	$17	$16	$14

5.	Medical Costs Payable

As further discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis, a substantial portion of our medical costs payable is based on estimates, which include estimates for the costs of health care services eligible individuals have received under risk-based arrangements but for which claims have either not yet been received or processed, and liabilities for physician, hospital and other medical cost disputes. Each period, our operating results include the effects of revisions in estimates related to all prior periods, based on actual claims processed and other changes in facts and circumstances. Our medical costs payable estimates as of December 31, 2001, 2000 and 1999 each developed favorably in the subsequent fiscal year by approximately $70 million, $30 million and $15 million, respectively. Our medical costs payable estimate as of December 31, 2002 also developed favorably by approximately $110 million during the six month period ended June 30, 2003.

Medical costs for the three month period ended June 30, 2003 include approximately $50 million of favorable medical cost development related to prior years and approximately $50 million of favorable medical cost development related to the first quarter of 2003. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of June 30, 2003.

6.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	June 30, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$—	$—	$461	$461
Floating-Rate Notes due November 2003	100	100	100	100
6.6% Senior Unsecured Notes due December 2003	250	255	250	260
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	451	400	450
5.2% Senior Unsecured Notes due January 2007	400	437	400	423
4.9% Senior Unsecured Notes due April 2013	450	474	—	—

Total Commercial Paper and Debt	1,750	1,867	1,761	1,844
Less Current Maturities	(350)	(355)	(811)	(821)

Long-Term Debt, less current maturities	$1,400	$1,512	$950	$1,023

As of June 30, 2003, we had no outstanding commercial paper. The interest rates on the floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.3% for the notes due November 2003 and to the three-month LIBOR plus 0.6% for the notes due November 2004. As of June 30, 2003, the applicable rates on the notes were 1.6% and 1.9%, respectively.

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions, and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $225 million, maturing April 2013 and $200 million, maturing January 2007. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At June 30, 2003, the rate used to accrue interest expense on these swaps ranged from 1.2% to 1.3%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of June 30, 2003, we had no amounts outstanding under our credit facilities or ECNs.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	June 30,	December 31,
	2003	2002

Accounts Receivable	$342	$294
Assets Under Management	$1,960	$2,045
Medical Costs Payable	$881	$893
Other Policy Liabilities	$1,261	$1,299
Other Current Liabilities	$160	$147

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

8.	Stock Split and Stock Repurchase Program

On May 7, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a 100 percent common stock dividend. The stock dividend was issued on June 18, 2003, to shareholders of record on June 2, 2003. All share and per share amounts have been restated to reflect the stock split.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the six months ended June 30, 2003, we repurchased 18.5 million shares at an aggregate cost of $808 million. In July 2003, the board of directors renewed the stock repurchase program and authorized the Company to repurchase up to 60 million shares of common stock under the program.

9.	Comprehensive Income

The table below presents comprehensive income for the three and six month periods ended June 30 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Earnings	$439	$325	$842	$620
Change in Net Unrealized Gains on Investments, net of tax effects	35	56	37	42

Comprehensive Income	$474	$381	$879	$662

10.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans age 50 and older. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with a unique blend of benefits, networks, services and resources.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Ingenix is an international leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and other payers, health care providers, large employers and governments.

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

The following tables present segment financial information for the three and six month periods ended June 30, 2003 and 2002 (in millions):

	Health		Specialized
	Care		Care
Three Months Ended June 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$6,056	$626	$262	$83	$—	$7,027
Revenues — Intersegment	—	143	197	43	(383)	—
Investment and Other Income	50	6	4	—	—	60

Total Revenues	$6,106	$775	$463	$126	$(383)	$7,087

Earnings from Operations	$450	$153	$93	$13	$—	$709

	Health		Specialized
	Care		Care
Three Months Ended June 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,201	$527	$223	$76	$—	$6,027
Revenues — Intersegment	—	129	148	33	(310)	—
Investment and Other Income	41	6	4	—	—	51

Total Revenues	$5,242	$662	$375	$109	$(310)	$6,078

Earnings from Operations	$314	$129	$68	$12	$—	$523

	Health		Specialized
	Care		Care
Six Months Ended June 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$12,023	$1,240	$517	$165	$—	$13,945
Revenues — Intersegment	—	291	393	82	(766)	—
Investment and Other Income	97	13	7	—	—	117

Total Revenues	$12,120	$1,544	$917	$247	$(766)	$14,062

Earnings from Operations	$852	$305	$181	$24	$—	$1,362

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Health		Specialized
	Care		Care
Six Months Ended June 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$10,333	$1,049	$442	$154	$—	$11,978
Revenues — Intersegment	—	260	292	64	(616)	—
Investment and Other Income	92	13	8	—	—	113

Total Revenues	$10,425	$1,322	$742	$218	$(616)	$12,091

Earnings from Operations	$590	$257	$134	$24	$—	$1,005

11.	Commitments and Contingencies

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

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). On May 1, 2003, the customer related claims were dismissed following a de minimis settlement.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We do not expect that the adoption of FAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, will have any impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. FAS No. 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that represent obligations of the issuer and have characteristics of both liabilities and equity. The adoption of FAS No. 150, which became effective on May 31, 2003, did not have a significant impact on our consolidated financial position or results of operations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

July 17, 2003

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

Summary highlights of our second quarter 2003 results include:

•	Diluted net earnings per share of $0.71 increased 39% from $0.51 per share reported in the second quarter of 2002 and increased 9% from $0.65 per share reported in the first quarter of 2003.

•	Cash flows from operations were nearly $1.5 billion for the six months ended June 30, 2003, compared to $1.0 billion for the six months ended June 30, 2002, an increase of $460 million, or 45%.

•	Earnings from operations increased to $709 million in the second quarter of 2003, up $186 million, or 36%, over the prior year and up $56 million, or 9%, sequentially over the first quarter of 2003.

•	Consolidated revenues of $7.1 billion increased $1.0 billion, or 17%, over the second quarter of 2002 and $112 million, or 2%, sequentially over the first quarter of 2003.

•	The consolidated medical care ratio was 81.8%, a decline from 83.1% in the second quarter of 2002.

•	The operating cost ratio was 16.9%, an improvement from 17.7% during the second quarter of 2002.

•	Consolidated operating margin reached 10.0%, improving from 8.6% in the second quarter of 2002.

•	Annualized return on equity reached 38.5% in the second quarter of 2003, up from 33.2% in the second quarter of 2002.

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
(In millions, except per share data)	2003	2002	Change	2003	2002	Change

Total Revenues	$7,087	$6,078	17%	$14,062	$12,091	16%
Earnings from Operations	$709	$523	36%	$1,362	$1,005	36%
Net Earnings	$439	$325	35%	$842	$620	36%
Diluted Net Earnings Per Common Share	$0.71	$0.51	39%	$1.36	$0.97	40%
Medical Care Ratio	81.8%	83.1%		82.0%	83.8%
Medical Care Ratio, Excluding AARP	80.4%	81.2%		80.7%	82.1%
Operating Cost Ratio	16.9%	17.7%		17.0%	17.5%
Return on Equity (annualized)	38.5%	33.2%		37.3%	31.7%
Operating Margin	10.0%	8.6%		9.7%	8.3%

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

Consolidated revenues increased by $1.0 billion, or 17%, year-over-year in the second quarter of 2003 to $7.1 billion. Consolidated revenues increased by 11% as a result of premium rate increases and growth across business segments and 6% as a result of revenues from businesses acquired since the second quarter of 2002. Following is a discussion of second quarter consolidated revenue trends for each of our three revenue components.

     Premium Revenues

Consolidated premium revenues for the three and six months ended June 30, 2003 totaled $6.2 billion and $12.4 billion, respectively, an increase of $932 million, or 18%, and $1.8 billion, or 17%, over the comparable 2002 periods.

UnitedHealthcare premium revenues for the three and six months ended June 30, 2003 were $3.6 billion and $7.2 billion, respectively, an increase of $453 million, or 14%, and $938 million, or 15%, over the comparable 2002 periods. This was due primarily to premium rate increases on renewing commercial risk-based business. Premium revenues from Medicaid programs for the three and six months ended June 30, 2003 increased by $303 million and $586 million, respectively, over the three and six month periods ended June 30, 2002. This increase was primarily the result of the acquisition of AmeriChoice on September 30, 2002. The remaining premium revenue growth for the three and six months ended June 30, 2003 resulted primarily from an increase in the number of individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business. In addition, Specialized Care Services realized an increase in premium revenues due to strong growth in several of its specialty benefits businesses.

     Service Revenues

Service revenues for the three and six months ended June 30, 2003 totaled $779 million and $1.5 billion, representing an increase of $68 million, or 10%, and $133 million, or 9%, over the comparable 2002 periods. The increase in service revenues was driven primarily by aggregate growth of 7% in individuals served by Uniprise and UnitedHealthcare under fee-based arrangements. For the three and six months ended June 30, 2003, Uniprise and UnitedHealthcare service revenues grew by an aggregate of $66 million and $120 million, respectively, over the comparable prior year periods.

     Investment and Other Income

Investment and other income during the three and six months ended June 30, 2003 totaled $60 million and $117 million, respectively, representing increases of $9 million and $4 million, respectively, from the comparable periods in 2002. For the three and six months ended June 30, 2003, interest income decreased by $4 million and $10 million, respectively, driven by lower interest yields on investments partially offset by the impact of increased levels of cash and fixed income investments. Net capital gains on sales of investments were $5 million and $6 million for the three and six months ended June 30, 2003, respectively, compared to a net capital loss of $8 million for both the three and six months ended June 30, 2002.

     Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

For the three month periods ended June 30, the consolidated medical care ratio decreased from 83.1% in 2002 to 81.8% in 2003. Excluding the AARP business,1 on a year-over-year basis, the medical care ratio decreased 80 basis points from 81.2% in 2002 to 80.4% in 2003. The decrease in the medical care ratio was primarily driven by favorable development of prior period medical cost estimates, as further discussed below. Excluding the impact of favorable medical cost development, the medical care ratio in the second quarter of 2003 was largely consistent with the second quarter of 2002.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in estimates may relate to the prior fiscal year or to prior quarterly reporting periods within the same fiscal year. Changes in estimates for prior quarterly reporting periods within the same fiscal year have no impact on total medical costs reported for that fiscal year. Changes in medical costs payable estimates for prior fiscal years that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for the three months ended June 30, 2003 include approximately $50 million of favorable medical cost development related to prior years and approximately $50 million of favorable medical cost development related to the first quarter of 2003. Medical costs for the three months ended June 30, 2002 include approximately $30 million of favorable medical cost development related to prior years and approximately $10 million of favorable medical cost development related to the first quarter of 2002.

For the six months ended June 30, the consolidated medical care ratio decreased from 83.8% in 2002 to 82.0% in 2003. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased 140 basis points from 82.1% to 80.7%. Approximately 50 basis points of the decrease in the medical care ratio was driven by the favorable development of prior period medical cost estimates. Medical costs for the six months ended June 30, 2003 and 2002 include approximately $110 million and $50 million, respectively, of favorable medical cost development related to prior years. The balance of the medical care ratio decrease resulted primarily from changes in product, business, and customer mix.

For the three and six months ended June 30, 2003, on an absolute dollar basis, medical costs increased $691 million, or 16%, and $1.3 billion, or 15%, respectively, over the comparable 2002 periods. The increase was driven primarily by a rise in medical costs of approximately 11% driven by medical cost inflation and increased health care consumption and the additional medical costs related to businesses acquired since June 30, 2002. These increases were partially offset by the improved medical care ratios described above.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and six months ended June 30, 2003 was 16.9% and 17.0%, down from 17.7% and 17.5% in the comparable 2002 periods. These decreases were driven primarily by business mix changes, productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the three and six months ended June 30, 2003 increased $120 million, or 11%, and $279 million, or 13%, over the comparable periods in 2002. This increase was driven

     1Management believes disclosure of the medical care ratio excluding the AARP business is meaningful since underwriting gains or losses related to the AARP business accrue to AARP policyholders through a rate stabilization fund (RSF). Although the Company is at risk for underwriting losses to the extent cumulative net losses exceed the balance in the RSF, the Company has not been required to fund any underwriting deficits to date and management believes the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract during the foreseeable future.

by a 7% increase in total individuals served by Health Care Services and Uniprise, increases in broker commissions and premium taxes, general operating cost inflation and the additional operating costs associated with acquired businesses.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2003 was $74 million and $147 million, respectively, an increase of $12 million and $29 million over the comparable prior year periods. These increases are due to additional depreciation and amortization resulting from higher levels of property, equipment, computer hardware and capitalized software as a result of technology enhancements, business growth and businesses acquired since the first half of 2002.

Income Taxes

Our effective income tax rate was 36.0% in the second quarter of 2003 and 35.5% in the second quarter of 2002. The increase is mainly due to the September 30, 2002 acquisition of AmeriChoice, which operates primarily in markets that have comparatively higher state and local income tax rates.

Business Segments

The following summarizes the operating results of our business segments for three and six months ended June 30 (in millions):

     Revenues

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
	2003	2002	Change	2003	2002	Change

Health Care Services	$6,106	$5,242	16%	$12,120	$10,425	16%
Uniprise	775	662	17%	1,544	1,322	17%
Specialized Care Services	463	375	23%	917	742	24%
Ingenix	126	109	16%	247	218	13%
Corporate	(383)	(310)	n/a	(766)	(616)	n/a

Total Consolidated	$7,087	$6,078	17%	$14,062	$12,091	16%

     Earnings from Operations

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
	2003	2002	Change	2003	2002	Change

Health Care Services	$450	$314	43%	$852	$590	44%
Uniprise	153	129	19%	305	257	19%
Specialized Care Services	93	68	37%	181	134	35%
Ingenix	13	12	8%	24	24	—%

Total Consolidated	$709	$523	36%	$1,362	$1,005	36%

Health Care Services

The Health Care Services segment (comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses) had revenues of $6.1 billion and $12.1 billion for the three and six months ended June 30, 2003, respectively, representing increases of $864 million, or 16%, and $1.7 billion, or 16%, over the comparable 2002 periods.

The increase in revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and six months ended June 30, 2003, of $453 million, or 14%, and $938 million, or 15%, respectively, over the comparable 2002 periods. This increase was due primarily to premium rate increases on renewing commercial risk-based business. Premium revenues from Medicaid programs for the three and six months ended June 30, 2003 increased by $303 million and $586 million, respectively, over the three and six month periods ended June 30, 2002. This increase was primarily the result of the acquisition of AmeriChoice on September 30, 2002. The remaining revenue growth in 2003 resulted primarily from an increase in the number of individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business.

For the three and six months ended June 30, 2003, Health Care Services earnings from operations were $450 million and $852 million, respectively, representing increases of $136 million, or 43%, and $262 million, or 44%, over the comparable periods in 2002. These increases primarily resulted from improved gross margins on UnitedHealthcare’s risk-based products and revenue growth. Health Care Services’ operating margin for the three and six months ended June 30, 2003 was 7.4% and 7.0%, respectively, an increase of 140 basis points and 130 basis points from the three and six months ended June 30, 2002, respectively. These increases were driven by a combination of an improved medical care ratio and a shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved to 80.7% for the second quarter of 2003 from 81.6% in the second quarter of 2002. The decrease in the medical care ratio was primarily driven by favorable development of prior period medical cost estimates, as previously discussed. Excluding the impact of favorable medical cost development, the medical care ratio in the second quarter of 2003 was largely consistent with the second quarter of 2002.

The number of individuals served by UnitedHealthcare increased by 205,000, or 3%, in the second quarter of 2003 over the second quarter of 2002. This included an increase of 220,000, or 9%, in the number of individuals served with fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products. In addition, there was a decrease of 15,000 in the number of individuals served by risk-based products, driven by customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers, partially offset by new customer relationships.

Ovation’s year-over-year Medicare+Choice enrollment was relatively stable, with 225,000 individuals served as of June 30, 2003. Medicaid enrollment increased by 430,000, largely due to the acquisition of AmeriChoice on September 30, 2002, which served approximately 360,000 individuals as of the acquisition date.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of June 30 (in thousands):

	2003	2002

Commercial
Risk-based	4,985	5,000
Fee-based	2,805	2,585

	7,790	7,585

Medicare	225	225
Medicaid	1,070	640

Total Health Care Services	9,085	8,450

Uniprise

Uniprise revenues for the three and six months ended June 30, 2003 were $775 million and $1.5 billion, respectively, an increase of 17% over each of the comparable 2002 periods. These increases were driven primarily by a 7% year-over-year increase in Uniprise’s customer base, annual service fee increases for self-

insured customers, and changes in customer funding mix in the third quarter of 2002. Uniprise served 9.2 million and 8.6 million individuals as of June 30, 2003 and 2002, respectively.

For the three and six months ended June 30, 2003, Uniprise earnings from operations were $153 million and $305 million, respectively, an increase of 19% over each of the prior year comparable periods. Operating margin for the three and six months ended June 30, 2003 improved to 19.7% and 19.8% from 19.5% and 19.4%, respectively, in the comparable 2002 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives, primarily in the form of reduced labor and occupancy costs supporting its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

For the three and six months ended June 30, 2003, Specialized Care Services revenues of $463 million and $917 million, respectively, increased by $88 million, or 23%, and $175 million, or 24%, over the comparable 2002 periods. These increases were principally driven by an increase in the number of individuals served by United Behavioral Health, its mental health benefits business, Dental Benefit Providers, its dental services business, and Spectera, its vision care benefits business, as well as rate increases related to these businesses.

Earnings from operations for the three and six months ended June 30, 2003 of $93 million and $181 million, respectively, increased $25 million, or 37%, and $47 million, or 35%, over the comparable 2002 periods. Specialized Care Services’ operating margin increased to 20.1% in the second quarter of 2003, up from 18.1% in the comparable 2002 period. This increase was driven primarily by operational and productivity improvements at United Behavioral Health. With the continuing growth of the Specialized Care Services segment, we are currently consolidating production and service operations to a segment-wide service and production infrastructure to improve service quality and consistency and enhance productivity and efficiency.

Ingenix

For the three and six months ended June 30, 2003, Ingenix revenues of $126 million and $247 million, respectively, increased by $17 million, or 16%, and $29 million, or 13%, over the comparable 2002 periods. This was driven by new business growth in the health information business as well as businesses acquired since the second quarter of 2002.

Earnings from operations were $13 million in the second quarter of 2003, up $1 million, or 8%, from the comparable 2002 period. The operating margin was 10.3% in the second quarter of 2003, down from 11.0% in the second quarter of 2002. The reduction in operating margin was primarily due to cancellations and delays of certain clinical research trials by pharmaceutical clients. This reduction was partially offset by growth and expanding margins in the health information business. Ingenix generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Financial Condition and Liquidity at June 30, 2003

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

Cash and Investments

Cash flow from operations was $1.5 billion and $1.0 billion for the six months ended June 30, 2003 and 2002, respectively, representing an increase of $460 million, or 45%. This increase in operating cash flows resulted from an increase of $176 million in net income excluding depreciation, amortization and other non cash items and an increase of $284 million due to cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of nearly $7.0 billion at June 30, 2003. Total cash and investments increased by $625 million since December 31, 2002, primarily resulting from strong cash flows from operations partially offset by common stock repurchases and capital expenditures.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2003, approximately $888 million of our $7.0 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $730 million was available for general corporate use, including acquisitions and share repurchases. The remaining $158 million consists primarily of public and non-public equity securities held by UnitedHealth Capital, our investment capital business.

Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of both June 30, 2003, and December 31, 2002, we had commercial paper and debt outstanding of approximately $1.8 billion. Our debt-to-total-capital ratio was 27.2% and 28.5% as of June 30, 2003 and December 31, 2002, respectively. We expect to maintain our debt-to-total-capital ratio at 30% or less. We believe the prudent use of leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of June 30, 2003 we had no outstanding commercial paper. The interest rates on our floating-rate notes are reset quarterly to the three-month LIBOR plus 0.3% for the notes due November 2003 and to the three-month LIBOR plus 0.6% for the notes due November 2004. As of June 30, 2003, the applicable rates on the notes were 1.6% and 1.9%, respectively.

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $225 million, maturing April 2013 and $200 million, maturing January 2007. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At June 30, 2003, the rate used to accrue interest expense on these swaps ranged from 1.2% to 1.3%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. We also have the capacity to issue approximately $200 million of extendible commercial notes (ECNs). As of June 30, 2003, we had no amounts outstanding under our credit facilities or ECNs.

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

On May 7, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a 100 percent common stock dividend. The stock dividend was issued on June 18, 2003, to shareholders of record on June 2, 2003. All share and per share amounts have been restated to reflect the stock split.

In July 2003, the Securities and Exchange Commission declared our recently filed S-3 and S-4 shelf registration statements effective. Under the S-3 shelf registration statement (for common stock, preferred stock, debt securities, and other securities), the remaining issuing capacity of all covered securities is $1.25 billion. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of approximately 24.3 million shares of our common stock in connection with acquisition activities.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2003, we repurchased 18.5 million shares at an aggregate cost of approximately $808 million. In July 2003, the board of directors renewed the stock repurchase program and authorized the Company to repurchase up to 60 million shares of common stock under the program.

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

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed. Depending on the health care provider and type of service, the typical billing lag for services can range from 2 to 90 days from date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service.

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

Each quarter, the company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior periods becomes more exact, the amount of the estimate will increase or decrease with the change in estimate being included in medical costs in the period in which the change is identified. Accordingly, in every reporting period our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of medical costs is less than the previous estimate, reported medical costs in the current period will be decreased (favorable development). If the revised estimate of medical costs is more than the previous estimate, reported medical costs in the current period will be increased (unfavorable development). Historically, the net impact of estimate developments has represented less than three-tenths of one percent of annual medical costs, less than three percent of annual earnings from operations and less than three percent of medical costs payable. The effects of estimate changes have not been significant to the company’s annual operating results or financial position in each of the last four years.

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

		Net Impact		Medical Costs			Earnings from Operations
	Favorable	on Medical
	Development	Costs(a)		As Reported	As Adjusted(b)		As Reported	As Adjusted(b)

1999	$20	$5		$15,043	$15,048		$943	$938
2000	$15	$(15)		$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)		$17,644	$17,604		$1,566	$1,606
2002	$70	$(40	)(c)	$18,192	$18,152	(c)	$2,186	$2,226	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the six month period ended June 30, 2003, the company recorded favorable medical cost development of $110 million pertaining to 2002. The amount of prior period development in 2003 may change as our December 31, 2002 medical costs payable estimate continues to develop throughout 2003.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2003, there were no significant concentrations of credit risk.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $6.8 billion of our cash and investments at June 30, 2003, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at June 30, 2003, the fair value of our fixed income investments would decrease or increase by approximately $200 million.

At June 30, 2003, we had $158 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits businesses. A multi-district litigation panel has consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. The first of these suits was initiated in February 2000. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On September 26, 2002, the trial court denied the consumer track plaintiffs’ motion for class certification while granting the health care provider track plaintiffs’ certification motion. Discovery commenced in both tracks of the litigation on September 30, 2002. The Eleventh Circuit granted the industry defendants’ petition seeking review of the district court’s certification order in the health care provider track litigation. On April 7, 2003, the United States Supreme Court reversed the Eleventh Circuit’s arbitration decision and found that the health care provider track plaintiffs’ RICO claims against PacifiCare and UnitedHealthcare should be arbitrated. On

May 1, 2003, the district court entered an order dismissing the consumer track litigation following a de minimis settlement.

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

At the Company’s Annual Meeting of Shareholders held on May 7, 2003 (the “Annual Meeting”), the Company’s shareholders voted on three items: the election of directors, the ratification of the appointment of Deloitte & Touche LLP as independent public auditors for the Company, and a shareholder proposal requesting the expensing of stock options.

The four directors elected at the Annual Meeting were: James A. Johnson, with 259,999,678 votes cast for his election and 5,961,738 votes withheld; Douglas W. Leatherdale with 260,081,090 votes cast for his election and 5,880,326 votes withheld; William W. McGuire, M.D., with 261,510,453 votes cast for his election and 4,450,963 votes withheld; and Mary O. Mundinger with 256,367,422 votes cast for her election and 9,593,994 votes withheld. The directors whose terms of office continued after the Annual Meeting were: William C. Ballard, Jr., Richard T. Burke, Stephen J. Hemsley, Thomas H. Kean, Robert L. Ryan, Donna E. Shalala, William G. Spears and Gail R. Wilensky.

The appointment of Deloitte & Touche LLP as independent public auditors for the Company for the year ending December 31, 2003 was ratified with 256,366,950 votes cast for ratification, 8,115,733 votes cast against ratification and 1,478,733 votes abstaining. There were no broker non-votes on this matter.

The Shareholder Proposal was not ratified with 124,177,655 votes against the proposal, 115,297,075 votes for the proposal, and 5,473,637 votes abstaining. There were 21,013,049 broker non-votes cast on this matter.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 10	—	Amendments to Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, LLC
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	—	Cautionary Statements

(b) Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2003. These reports were filed on May 8, 2003 and May 21, 2003. The May 8, 2003 report provided information regarding a declaration by the Board of Directors of a two-for-one stock split of the Company’s common stock in the form of a 100 percent common stock dividend issuable on June 18, 2003 to shareholders of record on June 2, 2003. The May 21, 2003 report provided information pursuant to Regulation FD relating to presentations by officers of the Company at investor meetings and conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 13, 2003

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: August 13, 2003