Form 10-Q
period 2003-09-30
UNITEDHEALTH GROUP INC
filed 2003-11-14
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of November 7, 2003, 586,643,108 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

INDEX

Page
Number

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Independent Accountants’ Report	15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

Part II. Other Information
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and Cash Equivalents	$2,067	$1,130
Short-Term Investments	373	701
Accounts Receivable, net	880	835
Assets Under Management	2,024	2,069
Deferred Income Taxes and Other	427	439

Total Current Assets	5,771	5,174
Long-Term Investments	4,514	4,498
Property, Equipment, Capitalized Software, and Other Assets, net	1,054	1,007
Goodwill	3,424	3,363
Other Intangible Assets, net	139	122

TOTAL ASSETS	$14,902	$14,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$4,043	$3,741
Accounts Payable and Accrued Liabilities	1,590	1,459
Other Policy Liabilities	1,802	1,781
Commercial Paper and Current Maturities of Long-Term Debt	350	811
Unearned Premiums	474	587

Total Current Liabilities	8,259	8,379
Long-Term Debt, less current maturities	1,400	950
Deferred Income Taxes and Other Liabilities	497	407

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 584 and 599 shares issued and outstanding	6	6
Additional Paid-In Capital	—	170
Retained Earnings	4,584	4,104
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	156	148

Total Shareholders’ Equity	4,746	4,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,902	$14,164

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES
Premiums	$6,395	$5,476	$18,791	$16,038
Services	780	719	2,329	2,135
Investment and Other Income	63	52	180	165

Total Revenues	7,238	6,247	21,300	18,338

MEDICAL AND OPERATING COSTS
Medical Costs	5,174	4,509	15,333	13,362
Operating Costs	1,226	1,100	3,620	3,215
Depreciation and Amortization	75	66	222	184

Total Medical and Operating Costs	6,475	5,675	19,175	16,761

EARNINGS FROM OPERATIONS	763	572	2,125	1,577
Interest Expense	(24)	(24)	(71)	(68)

EARNINGS BEFORE INCOME TAXES	739	548	2,054	1,509
Provision for Income Taxes	(263)	(195)	(736)	(536)

NET EARNINGS	$476	$353	$1,318	$973

BASIC NET EARNINGS PER COMMON SHARE	$0.81	$0.59	$2.23	$1.60

DILUTED NET EARNINGS PER COMMON SHARE	$0.77	$0.56	$2.13	$1.53

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	589	600	592	608
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	28	30	28	30

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION	617	630	620	638

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net Earnings	$1,318	$973
Noncash Items:
Depreciation and Amortization	222	184
Deferred Income Taxes and Other	28	160
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	(17)	40
Medical Costs Payable	291	60
Accounts Payable and Accrued Liabilities	430	380
Unearned Premiums	(139)	(134)

Cash Flows From Operating Activities	2,133	1,663

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(87)	(148)
Purchases of Property, Equipment and Capitalized Software, net	(281)	(295)
Purchases of Investments	(1,927)	(2,566)
Maturities and Sales of Investments	2,267	2,067

Cash Flows Used For Investing Activities	(28)	(942)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	214	169
Common Stock Repurchases	(1,362)	(1,445)
Repayments of Commercial Paper, net	(461)	(310)
Proceeds from Issuance of Long-Term Debt	450	400
Dividends Paid	(9)	(9)

Cash Flows Used For Financing Activities	(1,168)	(1,195)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	937	(474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,130	1,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,067	$1,066

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$—	$567

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated (UnitedHealth Group) and its subsidiaries.

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

These condensed consolidated financial statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, revenues, contingent liabilities, and asset valuations, allowances and impairments. We adjust these estimates each period, as more current information becomes available, and any adjustment could have a significant impact on our consolidated operating results. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET EARNINGS
As Reported	$476	$353	$1,318	$973
Compensation Expense, net of tax effect	(32)	(28)	(92)	(77)

Pro Forma	$444	$325	$1,226	$896

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.81	$0.59	$2.23	$1.60
Pro Forma	$0.75	$0.54	$2.07	$1.47
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.77	$0.56	$2.13	$1.53
Pro Forma	$0.72	$0.52	$1.98	$1.40

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Investments

As of September 30, 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$2,067	$—	$—	$2,067
Debt Securities — Available for Sale	4,421	237	(5)	4,653
Equity Securities — Available for Sale	152	11	(1)	162
Debt Securities — Held to Maturity	72	—	—	72

Total Cash and Investments	$6,712	$248	$(6)	$6,954

During the three and nine month periods ended September 30, we recorded realized gains and losses on the sale of investments as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross Realized Gains	$13	$8	$35	$46
Gross Realized Losses	(5)	(14)	(21)	(60)

Net Realized Gains (Losses)	$8	$(6)	$14	$(14)

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2003, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Goodwill acquired	12	—	38	11	61

Balance at September 30, 2003	$1,705	$698	$401	$620	$3,424

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2003 and December 31, 2002 were as follows (in millions):

		September 30, 2003			December 31, 2002

	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts and Membership Lists	14 years	$70	$(5)	$65	$64	$(1)	$63
Patents, Trademarks and Technology	11 years	80	(30)	50	58	(24)	34
Non-compete Agreements and Other	7 years	33	(9)	24	31	(6)	25

Total	10 years	$183	$(44)	$139	$153	$(31)	$122

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to other intangible assets was approximately $5 and $13 million for the three and nine month periods ended September 30, 2003. Estimated amortization expense relating to other intangible assets for the years ending December 31 are as follows (in millions):

2003	2004	2005	2006	2007

$18	$18	$17	$16	$15

5.	Medical Costs Payable

As further discussed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis, a substantial portion of our medical costs payable is based on estimates, which include estimates for the costs of health care services eligible individuals have received under risk-based arrangements but for which claims have either not yet been received or processed, and liabilities for physician, hospital and other medical cost disputes. Each period, our operating results include the effects of revisions in estimates related to all prior periods, based on actual claims processed and other changes in facts and circumstances. Our medical costs payable estimates as of December 31, 2001, 2000 and 1999 each developed favorably in the subsequent fiscal year by approximately $70 million, $30 million and $15 million, respectively. Our medical costs payable estimate as of December 31, 2002 also developed favorably by approximately $130 million during the nine month period ended September 30, 2003.

Medical costs for the three month period ended September 30, 2003 include approximately $20 million of favorable medical cost development related to prior years and approximately $80 million of favorable medical cost development related to the first and second quarters of 2003. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of September 30, 2003.

6.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	September 30, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$—	$—	$461	$461
Floating-Rate Notes due November 2003	100	100	100	100
6.6% Senior Unsecured Notes due December 2003	250	250	250	260
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	444	400	450
5.2% Senior Unsecured Notes due January 2007	400	425	400	423
4.9% Senior Unsecured Notes due April 2013	450	447	—	—

Total Commercial Paper and Debt	1,750	1,816	1,761	1,844
Less Current Maturities	(350)	(350)	(811)	(821)

Long-Term Debt, less current maturities	$1,400	$1,466	$950	$1,023

As of September 30, 2003, we had no outstanding commercial paper. The interest rates on the floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.3% for the notes due November 2003 and to the three-month LIBOR plus 0.6% for the notes due November 2004. As of September 30, 2003, the applicable rates on the notes were 1.4% and 1.7%, respectively.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions, and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $225 million, maturing April 2013, and $200 million, maturing January 2007. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At September 30, 2003, the rate used to accrue interest expense on these swaps ranged from 1.3% to 1.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. As of September 30, 2003, we had no amounts outstanding under our credit facilities.

Our debt agreements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

7.	AARP

In January 1998, we initiated a 10-year contract to provide insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $3.9 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	September 30,	December 31,
	2003	2002

Accounts Receivable	$350	$294
Assets Under Management	$1,965	$2,045
Medical Costs Payable	$897	$893
Other Policy Liabilities	$1,252	$1,299
Other Current Liabilities	$166	$147

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the nine months ended September 30, 2003, we repurchased 29.4 million shares at an average price of approximately $46 per share and an aggregate cost of approximately $1.4 billion. As of September 30, 2003, we had board of directors’ authorization to purchase up to an additional 49.2 million shares of our common stock.

9.	Comprehensive Income

The table below presents comprehensive income for the three and nine month periods ended September 30 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Earnings	$476	$353	$1,318	$973
Change in Net Unrealized Gains on Investments, net of tax effects	(29)	70	8	112

Comprehensive Income	$447	$423	$1,326	$1,085

10.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans age 50 and older. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with a unique offering of benefits, networks, services and resources.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Ingenix is an international leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and other payers, health care providers, large employers and governments.

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

The following tables present segment financial information for the three and nine month periods ended September 30, 2003 and 2002 (in millions):

	Health		Specialized
	Care		Care
Three Months Ended September 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$6,173	$625	$273	$104	$—	$7,175
Revenues — Intersegment	—	145	199	44	(388)	—
Investment and Other Income	51	8	4	—	—	63

Total Revenues	$6,224	$778	$476	$148	$(388)	$7,238

Earnings from Operations	$490	$154	$100	$19	$—	$763

	Health		Specialized
	Care		Care
Three Months Ended September 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$5,325	$561	$225	$84	$—	$6,195
Revenues — Intersegment	—	133	153	34	(320)	—
Investment and Other Income	42	7	3	—	—	52

Total Revenues	$5,367	$701	$381	$118	$(320)	$6,247

Earnings from Operations	$356	$130	$73	$13	$—	$572

	Health		Specialized
	Care		Care
Nine Months Ended September 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$18,196	$1,865	$790	$269	$—	$21,120
Revenues — Intersegment	—	436	592	126	(1,154)	—
Investment and Other Income	148	21	11	—	—	180

Total Revenues	$18,344	$2,322	$1,393	$395	$(1,154)	$21,300

Earnings from Operations	$1,342	$459	$281	$43	$—	$2,125

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Health		Specialized
	Care		Care
Nine Months Ended September 30, 2002	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$15,658	$1,610	$667	$238	$—	$18,173
Revenues — Intersegment	—	393	445	98	(936)	—
Investment and Other Income	134	20	11	—	—	165

Total Revenues	$15,792	$2,023	$1,123	$336	$(936)	$18,338

Earnings from Operations	$946	$387	$207	$37	$—	$1,577

11.	Commitments and Contingencies

Legal Matters

Because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. We record liabilities for our estimate of probable costs resulting from these matters. These matters include, but are not limited to: claims relating to health care benefits coverage; medical malpractice actions; contract disputes; and claims related to disclosure of certain business practices. Following the events of September 11, 2001, the cost of business insurance coverage increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business.

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of certain customers and physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). On May 1, 2003, the customer related claims were dismissed following a de minimis settlement. The health care provider claims continue to be litigated on a class basis.

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

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The adoption of FIN No. 46 did not have any impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of FAS No. 149, did not have any impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. FAS No. 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that represent obligations of the issuer and have characteristics of both liabilities and equity. The adoption of FAS No. 150 did not have any impact on our consolidated financial position or results of operations.

13.	Acquisitions

On October 26, 2003, the Company entered into a definitive agreement to acquire Mid Atlantic Medical Services, Inc. (MAMSI). Under the terms of the agreement, MAMSI shareholders will receive 0.82 shares of UnitedHealth Group common stock and $18.00 in cash for each share of MAMSI common stock they own. Total consideration for the transaction, to be issued upon closing, is comprised of approximately 38.6 million shares of UnitedHealth Group common stock (valued at approximately $2,050 million based upon the average of UnitedHealth Group’s share closing price from October 23, 2003 through October 29, 2003) and approximately $600 million in cash after considering MAMSI stock option and residual share proceeds. Under the purchase method of accounting, the total purchase price will be allocated to the net tangible and intangible assets of MAMSI based on their estimated fair values at the closing of the transaction. We expect this transaction will close in the first quarter of 2004.

The unaudited pro forma financial information presented below assumes that the acquisition of MAMSI had occurred as of the beginning of each respective period. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares to be issued in the acquisition, the amortization of intangible assets arising from the purchase price allocation, interest expense relating to financing the cash portion of the purchase price and the related pro forma income tax effects. Because the unaudited pro forma financial information has been prepared based on preliminary estimates of fair values, the actual amounts recorded as of the completion of the transaction may differ materially from the information presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the MAMSI acquisition been consummated at the beginning of the respective periods.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(in millions, except per share data)	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)

Revenues	$7,908	$6,842	$23,308	$20,059
Net Earnings	$517	$371	$1,424	$1,019
Earnings Per Share
Basic	$0.82	$0.58	$2.26	$1.58
Diluted	$0.79	$0.55	$2.16	$1.51

The purchase agreement stipulates that if the transaction is not consummated, a termination fee of $116 million could be payable by UnitedHealth Group or MAMSI under certain conditions relating to each party’s performance under the contract.

On September 16, 2003, the Company entered into a definitive agreement to acquire Golden Rule Financial Corporation and subsidiaries (“Golden Rule”) for approximately $500 million in cash. Golden Rule provides health insurance products to the individual and group association markets. This transaction closed in November 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 16, 2003

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

Summary highlights of our third quarter 2003 results include:

•	Diluted net earnings per share of $0.77 increased 38% from $0.56 per share reported in the third quarter of 2002 and increased 8% from $0.71 per share reported in the second quarter of 2003.

•	Cash flows from operations were over $2.1 billion for the nine months ended September 30, 2003, compared to $1.7 billion for the nine months ended September 30, 2002, an increase of $470 million, or 28%.

•	Earnings from operations increased to $763 million in the third quarter of 2003, up $191 million, or 33%, over the comparable prior year period and up $54 million, or 8%, sequentially over the second quarter of 2003.

•	Consolidated revenues of $7.2 billion increased $1.0 billion, or 16%, over the third quarter of 2002 and $151 million, or 2%, sequentially over the second quarter of 2003.

•	The consolidated medical care ratio was 80.9%, a decline from 82.3% in the third quarter of 2002.

•	The operating cost ratio was 16.9%, improving from 17.6% during the third quarter of 2002.

•	Consolidated operating margin reached 10.5%, improving from 9.2% in the third quarter of 2002.

•	Annualized return on equity reached 40.4% in the third quarter of 2003, up from 33.9% in the third quarter of 2002.

Summary Operating Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(In millions, except per share data)	2003	2002	Change	2003	2002	Change

Total Revenues	$7,238	$6,247	16%	$21,300	$18,338	16%
Earnings from Operations	$763	$572	33%	$2,125	$1,577	35%
Net Earnings	$476	$353	35%	$1,318	$973	35%
Diluted Net Earnings Per Common Share	$0.77	$0.56	38%	$2.13	$1.53	39%
Medical Care Ratio	80.9%	82.3%		81.6%	83.3%
Medical Care Ratio, Excluding AARP	79.5%	80.5%		80.3%	81.5%
Operating Cost Ratio	16.9%	17.6%		17.0%	17.5%
Return on Equity (annualized)	40.4%	33.9%		38.4%	33.5%
Operating Margin	10.5%	9.2%		10.0%	8.6%

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative, and consulting services; and investment and other income.

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

Consolidated revenues increased by $1.0 billion, or 16%, year-over-year in the third quarter of 2003 to $7.2 billion. Consolidated revenues increased by approximately 11% as a result of premium rate increases and growth across business segments and 5% as a result of revenues from businesses acquired since the beginning of the third quarter of 2002. Following is a discussion of third quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues for the three and nine months ended September 30, 2003 totaled $6.4 billion and $18.8 billion, respectively, an increase of $919 million, or 17%, and $2.8 billion, or 17%, over the comparable 2002 periods.

UnitedHealthcare premium revenues for the three and nine months ended September 30, 2003 were $3.7 billion and $10.9 billion, respectively, an increase of $423 million, or 13%, and $1.4 billion, or 14%, over the comparable 2002 periods. This increase resulted primarily from premium rate increases on renewing commercial risk-based business. Premium revenues from Medicaid programs for the three and nine months ended September 30, 2003 increased by $315 million and $901 million, respectively, over the three and nine months ended September 30, 2002. This increase was primarily the result of the acquisition of AmeriChoice on September 30, 2002. The remaining premium revenue growth for the three and nine months ended September 30, 2003 was primarily driven by an increase in the number of individuals served by AmeriChoice Medicaid programs after the acquisition, and individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business. In addition, Specialized Care Services realized an increase in premium revenues due to strong growth in several of its specialty benefits businesses.

Service Revenues

Service revenues for the three and nine months ended September 30, 2003 totaled $780 million and $2.3 billion, representing an increase of $61 million, or 8%, and $194 million, or 9%, over the comparable 2002 periods. The increase in service revenues was driven primarily by aggregate growth of 6% in individuals served by Uniprise and UnitedHealthcare under fee-based arrangements and annual service fee increases for existing self-insured customers.

Investment and Other Income

Investment and other income during the three and nine months ended September 30, 2003 totaled $63 million and $180 million, respectively, representing increases of $11 million and $15 million, respectively, from the comparable periods in 2002. For the three and nine months ended September 30, 2003, interest income decreased by $3 million and $13 million, respectively, driven by lower yields on investments partially offset by the impact of increased levels of cash and fixed income investments. Net capital gains on sales of investments were $8 million and $14 million for the three and nine months ended September 30, 2003, respectively, compared to net capital losses of $6 million and $14 million for the three and nine months ended September 30, 2002, respectively.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

For the three months ended September 30, the consolidated medical care ratio decreased from 82.3% in 2002 to 80.9% in 2003. Excluding the AARP business,1 on a year-over-year basis, the medical care ratio decreased 100 basis points from 80.5% in 2002 to 79.5% in 2003. The decrease in the medical care ratio was primarily driven by favorable development of prior period medical cost estimates, as further discussed below. Excluding the impact of favorable medical cost development, the medical care ratio in the third quarter of 2003 was largely consistent with the third quarter of 2002.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in estimates may relate to prior fiscal years or to prior quarterly reporting periods within the same fiscal year. Changes in estimates for prior quarterly reporting periods within the same fiscal year have no impact on total medical costs reported for that fiscal year. Changes in medical cost estimates related to prior fiscal years that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for the three months ended September 30, 2003 include approximately $20 million of favorable medical cost development related to prior fiscal years and approximately $80 million of favorable medical cost development related to the first and second quarters of 2003. Medical costs for the three months ended September 30, 2002 include approximately $10 million of favorable medical cost development related to prior fiscal years and approximately $30 million of favorable medical cost development related to the first and second quarters of 2002.

For the nine months ended September 30, the consolidated medical care ratio decreased from 83.3% in 2002 to 81.6% in 2003. Excluding the AARP business, on a year-over-year basis, the medical care ratio decreased 120 basis points from 81.5% to 80.3%. Approximately 40 basis points of the decrease in the medical care ratio was driven by the favorable development of prior period medical cost estimates. Medical costs for the nine months ended September 30, 2003 and 2002 include approximately $130 million and $60 million, respectively, of favorable medical cost development related to prior years. The balance of the medical care ratio decrease resulted primarily from changes in product, business and customer mix, and net premium rate increases that slightly exceeded overall medical benefit cost increases.

For the three and nine months ended September 30, 2003, on an absolute dollar basis, medical costs increased $665 million, or 15%, and $2.0 billion, or 15%, respectively, over the comparable 2002 periods. The increase was driven primarily by a rise in medical costs of approximately 11% driven by medical cost inflation and increased health care consumption and additional medical costs related to businesses acquired since September 30, 2002. These increases were partially offset by the improved medical care ratios described above.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and nine months ended September 30, 2003 was 16.9% and 17.0%, down from 17.6% and 17.5% in the comparable 2002 periods. These decreases were driven primarily by business mix changes, productivity gains from technology deployment and other cost management initiatives.

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

On an absolute dollar basis, operating costs for the three and nine months ended September 30, 2003 increased $126 million, or 11%, and $405 million, or 13%, over the comparable periods in 2002. This increase was driven by a 4% increase in total individuals served by Health Care Services and Uniprise, increases in broker commissions and premium taxes, general operating cost inflation and the additional operating costs associated with change initiatives and acquired businesses.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2003 was $75 million and $222 million, respectively, an increase of $9 million and $38 million over the comparable prior year periods. These increases are due to additional depreciation and amortization resulting from higher levels of, computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of the third quarter of 2002.

Income Taxes

Our effective income tax rate was 35.5% in both the third quarter of 2003 and the third quarter of 2002, down from 36.0% in the first and second quarter of 2003. The decrease from the first and second quarters of 2003 is due to changes in business and income mix between states with differing income tax rates.

Business Segments

The following summarizes the operating results of our business segments for three and nine months ended September 30 (in millions):

     Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2003	2002	Change	2003	2002	Change

Health Care Services	$6,224	$5,367	16%	$18,344	$15,792	16%
Uniprise	778	701	11%	2,322	2,023	15%
Specialized Care Services	476	381	25%	1,393	1,123	24%
Ingenix	148	118	25%	395	336	18%
Corporate	(388)	(320)	n/a	(1,154)	(936)	n/a

Total Consolidated	$7,238	$6,247	16%	$21,300	$18,338	16%

     Earnings from Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2003	2002	Change	2003	2002	Change

Health Care Services	$490	$356	38%	$1,342	$946	42%
Uniprise	154	130	18%	459	387	19%
Specialized Care Services	100	73	37%	281	207	36%
Ingenix	19	13	46%	43	37	16%

Total Consolidated	$763	$572	33%	$2,125	$1,577	35%

Health Care Services

The Health Care Services segment (comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses) had revenues of $6.2 billion and $18.3 billion for the three and nine months ended September 30,

2003, respectively, representing increases of $857 million, or 16%, and $2.6 billion, or 16%, over the comparable 2002 periods.

The increase in revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and nine months ended September 30, 2003, of $423 million, or 13%, and $1.4 billion, or 14%, respectively, over the comparable 2002 periods. This increase was primarily driven by premium rate increases on renewing commercial risk-based business. Premium revenues from Medicaid programs for the three and nine months ended September 30, 2003 increased by $315 million and $901 million, respectively, over the three and nine months ended September 30, 2002. This increase was primarily the result of the acquisition of AmeriChoice on September 30, 2002. The remaining revenue growth in 2003 resulted primarily from an increase in the number of individuals served by AmeriChoice Medicaid programs after the acquisition, and individuals served by both Ovations’ Medicare supplement products provided to AARP members and by its Evercare business.

For the three and nine months ended September 30, 2003, Health Care Services earnings from operations were $490 million and $1.3 billion, respectively, representing increases of $134 million, or 38%, and $396 million, or 42%, over the comparable periods in 2002. These increases primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s fee-based products, and the acquisition of AmeriChoice on September 30, 2002. Health Care Services’ operating margin for the three and nine months ended September 30, 2003 was 7.9% and 7.3%, respectively, an increase of 130 basis points over each of the comparable 2002 periods. These increases were driven by a combination of an improved medical care ratio and a shift in product mix from risk-based products to higher-margin, fee-based products.

UnitedHealthcare’s commercial medical care ratio improved to 79.2% for the third quarter of 2003 from 80.9% in the third quarter of 2002. The decrease in the medical care ratio was primarily driven by favorable development of prior period medical cost estimates, as previously discussed. Excluding the impact of favorable medical cost development, the commercial medical care ratio in the third quarter of 2003 was largely consistent with the third quarter of 2002.

The number of individuals served by UnitedHealthcare increased by 210,000, or 3%, in the third quarter of 2003 over the third quarter of 2002. This included an increase of 225,000, or 9%, in the number of individuals served with fee-based products, driven by new customer relationships and existing customers converting from risk-based products to fee-based products. In addition, there was a decrease of 15,000 in the number of individuals served by risk-based products, driven by customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of risk-based product offerings from unprofitable arrangements with customers using multiple health benefit carriers, partially offset by new customer relationships.

Ovation’s year-over-year Medicare+Choice enrollment was relatively stable, with 225,000 individuals served as of September 30, 2003. Medicaid enrollment increased by 80,000, or 8%, due to strong growth in new customer relationships at AmeriChoice over the past year.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of September 30 (in thousands):

	2003	2002

Commercial
Risk-based	5,005	5,020
Fee-based	2,855	2,630

	7,860	7,650
Medicare	225	220
Medicaid	1,090	1,010

Total Health Care Services	9,175	8,880

Uniprise

Uniprise revenues for the three and nine months ended September 30, 2003 were $778 million and $2.3 billion, respectively, representing increases of 11% and 15% over the comparable 2002 periods. These increases were driven primarily by a 5% year-over-year increase in Uniprise’s customer base, annual service fee increases for self-insured customers, and changes in customer funding mix in the third quarter of 2002. Uniprise served 9.1 million and 8.7 million individuals as of September 30, 2003 and 2002, respectively.

For the three and nine months ended September 30, 2003, Uniprise earnings from operations were $154 million and $459 million, respectively, representing increases of 18% and 19% over the comparable 2002 periods. Operating margin for both the three and nine months ended September 30, 2003 improved to 19.8% from 18.5% and 19.1%, respectively, in the comparable 2002 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives, primarily in the form of reduced labor and occupancy costs supporting its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

For the three and nine months ended September 30, 2003, Specialized Care Services revenues of $476 million and $1.4 billion, respectively, increased by $95 million, or 25%, and $270 million, or 24%, over the comparable 2002 periods. These increases were principally driven by an increase in the number of individuals served by United Behavioral Health, its mental health benefits business, Dental Benefit Providers, its dental services business, and Spectera, its vision care benefits business, as well as rate increases related to these businesses.

Earnings from operations for the three and nine months ended September 30, 2003 of $100 million and $281 million, respectively, increased $27 million, or 37%, and $74 million, or 36%, over the comparable 2002 periods. Specialized Care Services’ operating margin increased to 21.0% in the third quarter of 2003, up from 19.2% in the comparable 2002 period. This increase was driven primarily by operational and productivity improvements at United Behavioral Health. With the continuing growth of the Specialized Care Services segment, we are currently consolidating production and service operations to a segment-wide service and production infrastructure to improve service quality and consistency and enhance productivity and efficiency.

Ingenix

For the three and nine months ended September 30, 2003, Ingenix revenues of $148 million and $395 million, respectively, increased by $30 million, or 25%, and $59 million, or 18%, over the comparable 2002 periods. This was driven primarily by new business growth in the health information business.

Earnings from operations were $19 million in the third quarter of 2003, up $6 million, or 46%, from the comparable 2002 period. The operating margin was 12.8% in the third quarter of 2003, up from 11.0% in the third quarter of 2002. The increase in the operating margin was primarily due to growth in the health information business. Ingenix generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin software and information content products.

Financial Condition and Liquidity at September 30, 2003

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

Cash and Investments

Cash flow from operations was $2.1 billion and $1.7 billion for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $470 million, or 28%. This increase in operating cash flows resulted from an increase of $251 million in net income excluding depreciation, amortization and other non cash items and an increase of $219 million due to cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of nearly $7.0 billion at September 30, 2003. Total cash and investments increased by $625 million since December 31, 2002, primarily resulting from strong cash flows from operations partially offset by common stock repurchases and capital expenditures.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2003, approximately $570 million of our $7.0 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, $410 million was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

We use commercial paper and debt to maintain adequate operating and financial flexibility. As of both September 30, 2003, and December 31, 2002, we had commercial paper and debt outstanding of approximately $1.8 billion. Our debt-to-total-capital ratio was 26.9% and 28.5% as of September 30, 2003 and December 31, 2002, respectively. We expect to maintain our debt-to-total-capital ratio at 30% or less. We believe the prudent use of leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of September 30, 2003 we had no outstanding commercial paper. The interest rates on our floating-rate notes are reset quarterly to the three-month LIBOR plus 0.3% for the notes due November 2003 and to the three- month LIBOR plus 0.6% for the notes due November 2004. As of September 30, 2003, the applicable rates on the notes were 1.4% and 1.7%, respectively.

In March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. In January 2002, we issued $400 million of 5.2% fixed-rate notes due January 2007. We used proceeds from these borrowings to repay commercial paper and for general corporate purposes including working capital, capital expenditures, business acquisitions and share repurchases. When we issued these notes, we entered into interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $225 million, maturing April 2013 and $200 million, maturing January 2007. The variable rates are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At September 30, 2003, the rate used to accrue interest expense on these swaps ranged from 1.3% to 1.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. As of September 30, 2003, we had no amounts outstanding under our credit facilities.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A3” by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-2” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

On May 7, 2003, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a 100 percent common stock dividend. The stock dividend was issued on June 18, 2003, to shareholders of record on June 2, 2003. All share and per share amounts have been restated to reflect the stock split.

In July 2003, the Securities and Exchange Commission declared our recently filed S-3 and S-4 shelf registration statements effective. Under the S-3 shelf registration statement (for common stock, preferred stock, debt securities, and other securities), the remaining issuing capacity of all covered securities is $1.25 billion. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of approximately 24.3 million shares of our common stock in connection with acquisition activities. We recently filed a separate S-4 registration statement for approximately 39 million shares in connection with our pending acquisition of Mid Atlantic Medical Services, Inc. described below.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2003, we repurchased 29.4 million shares at an average price of approximately $46 per share and an aggregate cost of approximately $1.4 billion. As of September 30, 2003, we had board of directors’ authorization to purchase up to an additional 49.2 million shares of our common stock.

On October 26, 2003, the Company entered into a definitive agreement to acquire Mid Atlantic Medical Services, Inc. (MAMSI). Under the terms of the agreement, MAMSI shareholders will receive 0.82 shares of UnitedHealth Group common stock and $18.00 in cash for each share of MAMSI common stock they own. Total consideration for the transaction, to be issued upon closing, is comprised of approximately 38.6 million shares of UnitedHealth Group common stock (valued at approximately $2,050 million based upon the average of UnitedHealth Group’s share closing price from October 23, 2003 through October 29, 2003) and approximately $600 million in cash after considering MAMSI stock option and residual share proceeds. We expect this transaction will close in the first quarter of 2004.

On September 16, 2003, the Company entered into a definitive agreement to acquire Golden Rule Financial Corporation for approximately $500 million in cash. This transaction closed in November 2003.

During the fourth quarter of 2003, the Company has debt maturities totaling $350 million. Additionally, cash requirements associated with the business acquisitions described above are approximately $500 million in the fourth quarter of 2003 and $600 million in the first quarter of 2004. We expect to finance these cash requirements through a combination of operating cash flows, commercial paper issuances, and term debt to be issued under our shelf registration statement. Following the payment of the debt maturities in the fourth quarter of 2003 and the closing of these acquisitions, we expect the Company’s debt-to-total ratio to remain below 30%.

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

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and liabilities for physician, hospital and other medical cost disputes. Estimated liabilities for incurred but not reported services are established pursuant to an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider such factors as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers, and geography. Depending on the health care provider and type of service, the typical billing lag for services can range from 2 to 90 days from date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service.

Each quarter, the company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the amount of the estimates increases or decreases with the changes in estimates being included in medical costs in the period in which the change is identified. Accordingly, in every reporting period our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, reported medical costs in the current period will be decreased (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, reported medical costs in the current period will be increased (unfavorable development). Historically, the net impact of estimate developments has represented less than four-tenths of one percent of annual medical costs, less than three percent of annual earnings from operations and less than three percent of medical costs payable. The effects of estimate changes have not been significant to the company’s annual operating results or financial position in each of the last four years.

In order to evaluate the impact of changes in medical cost estimates for any particular discrete period, one should consider both the amount of development recorded in the current period pertaining to prior periods and the amount of development recorded in subsequent periods pertaining to the current period. The accompanying table provides a summary of the net impact of favorable development on medical costs and earnings from operations (in millions).

		Net Impact		Medical Costs			Earnings from Operations
	Favorable	on Medical
	Development	Costs(a)		As Reported	As Adjusted(b)		As Reported	As Adjusted(b)

1999	$20	$5		$15,043	$15,048		$943	$938
2000	$15	$(15)		$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)		$17,644	$17,604		$1,566	$1,606
2002	$70	$(60	)(c)	$18,192	$18,132	(c)	$2,186	$2,246	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the nine month period ended September 30, 2003, the Company recorded net favorable medical cost development of $130 million pertaining to 2002. The amount of prior period development in 2003 may change as our December 31, 2002 medical costs payable estimate continues to develop throughout 2003.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2003, there were no significant concentrations of credit risk.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by changes in interest rates and equity prices.

Approximately $6.8 billion of our cash and investments at September 30, 2003, was invested in fixed income securities. We manage our investment portfolio within risk parameters approved by our board of directors; however, our fixed income securities are subject to the effects of market fluctuations in interest rates. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed income portfolio at September 30, 2003, the fair value of our fixed income investments would decrease or increase by approximately $200 million.

At September 30, 2003, we had $162 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits businesses. A multi-district litigation panel has consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. The first of these suits was initiated in February 2000. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members for the coordination of pre-trial proceedings. The litigation has been divided into two tracks, with one track comprising consumer claims and the other health care provider claims. Generally, the claims made in this consolidated litigation allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. The litigation also asserts breach of state prompt payment laws and breach of contract claims alleging that UnitedHealth Group affiliates fail to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Following the Court’s initial decisions on industry members’ motions to dismiss the complaints, amended complaints were filed in both tracks. On September 26, 2002, the trial court denied the consumer track plaintiffs’ motion for class certification while granting the health care provider track plaintiffs’ certification motion. Discovery commenced in both tracks of the litigation on September 30, 2002. The Eleventh Circuit granted the industry defendants’ petition seeking review of the district court’s certification order in the health care provider track litigation. That appeal is pending. On April 7, 2003, the United States Supreme Court reversed the Eleventh Circuit’s arbitration decision and found that the health care provider track plaintiffs’ RICO claims against PacifiCare and UnitedHealthcare should be arbitrated. On May 1, 2003, the district court entered an order dismissing the consumer track litigation following a de minimis settlement.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 2	—	Agreement and Plan of Merger, dated as of October 26, 2003, by and among UnitedHealth Group Incorporated, MU Acquisition LLC and MidAtlantic Medical Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 27, 2003)
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	—	Cautionary Statements

(b) Reports on Form 8-K

The Company filed two Current Reports on Form 8-K during the quarter ended September 30, 2003. These reports were filed on September 16, 2003 and September 19, 2003. The September 16, 2003 report provided information pursuant to Regulation FD relating to presentations by officers of the Company at investor meetings and conferences. The September 19, 2003 report provided information concerning our agreement to acquire Golden Rule Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 14, 2003

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: November 14, 2003

EXHIBITS

Exhibit
Number		Description

Exhibit 2	—	Agreement and Plan of Merger, dated as of October 26, 2003, by and among UnitedHealth Group Incorporated, MU Acquisition LLC and MidAtlantic Medical Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 27, 2003)
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
Exhibit 99	—	Cautionary Statements