Form 10-Q/A
period 2003-06-30
UNITEDHEALTH GROUP INC
filed 2004-01-20
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 13, 2003, solely for the purpose of refiling Exhibit 10.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

†Exhibit 10	—	Amendments to Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, LLC
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: January 20, 2004

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: January 20, 2004

28

EXHIBITS

Exhibit
Number		Description

†Exhibit 10	—	Amendments to Pharmacy Benefit Management Agreement between United HealthCare Services, Inc. and Merck Medco Managed Care, LLC
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

29