Form 10-K
period 2003-12-31
UNITEDHEALTH GROUP INC
filed 2004-03-15
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number: 1-10864

UnitedHealth Group Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant’s telephone number, including area code:

(952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)

Common Stock, $.01 par Value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $29,612,414,897 (based on the last reported sale price of $50.25 per share on June 30, 2003, on the New York Stock Exchange).*

      As of March 1, 2004, 620,897,092 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

      Note that in Part II of this report on Form 10-K, we “incorporate by reference” certain information from our Annual Report to Shareholders for the fiscal year ended December 31, 2003, and in Part III we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004. These documents will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of common stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I

Item 1.	Business

INTRODUCTION

      UnitedHealth Group is a leader in the health and well-being industry, serving approximately 52 million Americans. We provide individuals with access to quality, cost-effective health care services and resources through more than 400,000 physicians and 3,600 hospitals across the United States. We manage approximately $50 billion in aggregate health care spending on behalf of more than 170,000 employer-customers and the consumers we serve. Our primary focus is on improving the American health care system by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions.

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

      UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms “we,” “our” or the “Company” refer to UnitedHealth Group Incorporated and our subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; telephone (952) 936-1300. Our home page on the Internet can be accessed at www.unitedhealthgroup.com. You can learn more about us by visiting that site. You can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with amendments to those reports, from that site. You can also download from our website our Articles of Incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (“SEC”). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

DESCRIPTION OF BUSINESS SEGMENTS

Uniprise

      Uniprise serves the employee benefit needs of large organizations by developing cost-effective health care access and benefit strategies and programs, technology and service-driven solutions tailored to the specific needs of each customer. Uniprise offers consumers access to a wide spectrum of health and well-being products and services. Together with its affiliates, Uniprise’s core business provides comprehensive, integrated health benefit services to multi-location employers with more than 5,000 employees, and specializes in large volume transaction management, large-scale benefit design, and innovative technology solutions designed to manage and control medical care costs, facilitate access to care, and transform complex administrative processes into simpler, efficient, high quality automated processes. In addition to or as part of the functions described above, Uniprise has developed Internet-based administrative and financial applications for physician inquiries and transactions, customer-specific data analysis for employers, and consumer access to personal information and services. Uniprise customers generally retain the risk of financing the medical benefits of their employees and their dependents, and Uniprise provides the management and administrative services described above for a fixed fee per members served.

      Large employers can also access through Uniprise all of UnitedHealth Group’s network-based medical, insurance and specialty services, through a wide variety of product arrangements. As of December 31, 2003, Uniprise served over 320 clients, representing approximately 9.1 million individuals, including approximately 160 of the Fortune 500 companies. Uniprise also provides claim, call and other complex transaction processing services to consumers served by UnitedHealthcare.

Health Care Services

      Our Health Care Services segment consists of our UnitedHealthcare, Ovations and AmeriChoice businesses.

UnitedHealthcare

      UnitedHealthcare coordinates health and well-being services on behalf of local employers and consumers nationwide. UnitedHealthcare’s products are primarily marketed to small and mid-size employers with up to 5,000 employees. As of December 31, 2003, this business served approximately 8.3 million individuals. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fee. These customers retain the risk of financing medical benefits for their employees, and UnitedHealthcare administers the payment of customer funds to physicians and other health care providers from customer-funded bank accounts. Small employer groups are more likely to purchase risk-based products because they are generally unable or unwilling to bear a greater potential liability for health care expenditures. UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations, depending upon a variety of factors, including state regulations.

      UnitedHealthcare arranges for discounted access to care through more than 400,000 physicians and 3,600 hospitals across the United States. The consolidated purchasing power represented by the individuals UnitedHealthcare serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A broad range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•	Affordability by leveraging the economic benefits of the purchasing power of millions of people;

•	Access to broad and diverse numbers of health care providers through benefit plans that give customers direct access to specialists without obtaining referrals;

•	Innovative programs that facilitate integrated care delivery;

•	Convenient self-service for customer transactions, pharmacy services and health information;

•	Clinical information that physicians can use in working with their patients; and

•	Simplified electronic transactions for customers.

      We believe that UnitedHealthcare’s innovation distinguishes its product offerings from the competition. UnitedHealthcare designs consumer-oriented health benefits and services that value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients’ stays in the hospital; support for individuals at risk of needing intensive treatment; care coordination for people with chronic conditions; and prescription drug management, which promotes safe use of medications. UnitedHealthcare has designed its programs to encourage consumers to be engaged and active participants in managing their own health and well-being. Further, UnitedHealthcare offers Web sites that provide access to a variety of information, including a directory of network physicians and hospitals, reports on thousands of health topics, a treatment cost estimator, and a health profile tailored to individual interests.

      In November 2003, we acquired Golden Rule Financial Corporation, a company which, through its subsidiaries, offers a broad range of health and life insurance and annuity products to the individual consumer market, with approximately 430,000 individual members. Golden Rule is a freestanding business unit within UnitedHealthcare.

      In February 2004, we acquired Mid Atlantic Medical Services, Inc. (MAMSI), a company which, through its subsidiaries, provides health, administrative and network-based services in the mid-Atlantic region of the United States, directly serving approximately 955,000 people in Maryland, Washington D.C., Virginia, Delaware, West Virginia, northern North Carolina and southeast Pennsylvania.

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

      In January 1998, Ovations initiated a 10-year contract with AARP, the nation’s largest organization for older Americans. Ovations offers a range of health insurance products and services to AARP members, and has expanded the scope of services and programs offered over the past several years.

      Ovations operates the nation’s largest Medicare Supplement business, providing Medicare Supplement and hospital indemnity insurance, from its insurance company affiliates, to approximately 3.8 million AARP members. Ovations’ services also include an expanded AARP Nurse Health Line Service to cover beneficiaries of all AARP Medicare Supplement and certain hospital indemnity products, providing 24-hour access to health information from nurses. Ovations developed an offering with lower cost Medicare Supplement coverage that provides consumers with a hospital network and 24-hour access to health care information from nurses. During 2003, Ovations piloted a new health insurance program focused on persons between 50 and 64 years of age. Ovations’ revenues from the AARP insurance offerings were approximately $4.1 billion in 2003.

      Ovations addresses one of the most significant cost problems facing older Americans — prescription drug costs. Ovations offers the nation’s largest pharmacy discount card program, with approximately 1.8 million users, providing access to retail and mail order pharmacy services, and a complimentary health and well-being catalog offering. These services offer cost savings and greater access to prescription drugs and health and well-being products for older Americans. Through its Group Retiree Solutions division, Ovations offers innovative products for companies that provide health care coverage to their retirees. Ovations Group Retiree Solutions coordinates all Ovations group retiree sales activities and spearheads new product development efforts for group retiree coverage.

      Ovations’ Senior & Retiree Services division, through its affiliates, provides health care coverage for the seniors market primarily through the Medicare Advantage (formerly Medicare+Choice) program administered by the Centers for Medicare and Medicaid Services (CMS). During 2003, Ovations’ Senior & Retiree Services offered 13 new preferred provider organizations (PPO) pilot projects in

10 states, in addition to its established health plan products. Under these programs, Ovations provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which the members reside. Through these programs, approximately 230,000 Medicare beneficiaries were served as of December 31, 2003.

      Through its Evercare® division, Ovations is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, vulnerable and chronically ill individuals, serving approximately 65,000 persons across the nation in nursing homes, community-based settings and private homes. Evercare offers a continuum of services through innovative programs such as EverCare Choice, EverCare Select and EverCare Connections. EverCare Choice is a Medicare product that offers enhanced medical coverage to frail, elderly and chronically ill populations in both nursing homes and community settings. These services are provided primarily through nurse practitioners, physicians’ assistants and physicians. EverCare Select is a Medicaid, long-term health care product for elderly, physically disabled and other needy individuals. EverCare Connections is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resource nationwide.

AmeriChoice

      AmeriChoice is a leading health care organization engaged in facilitating health care benefits and services for state Medicaid and other government-sponsored health care programs and their beneficiaries, through its licensed affiliates. AmeriChoice is a dedicated business unit of our Health Care Services segment working exclusively with selected states to address the needs of their medically vulnerable populations under their Medicaid and other programs for the uninsured. AmeriChoice provides health insurance coverage to eligible Medicaid beneficiaries in exchange for a fixed monthly premium per member from the applicable state. As of December 31, 2003, AmeriChoice organized health care resources and benefits for more than 1.1 million beneficiaries of Medicaid and other government-sponsored health care programs in 10 states through licensed affiliates.

Specialized Care Services

      Specialized Care Services is a portfolio of specialized health and well-being companies, each serving a specific market need with an offering of benefits, provider networks, services and resources. Specialized Care Services provides comprehensive products and services that are focused on highly specialized health care and financial assurance needs, such as mental health and chemical dependency, employee assistance, work life balance, critical care programs, disease management, care management, vision and dental services, physical therapy services, health-related information, income replacement and life insurance and other health and well-being services. Various Specialized Care Services products are marketed under different brands through multiple sales channels, including directly to employers, health plan insurers and consumers and through affiliates, as well as on a private label basis. Specialized Care Services’ products and services include both risk-based products, in which Specialized Care Services assumes financial responsibility for health care and income replacement costs, and products for which Specialized Care Services receives management and administrative fees.

      Through United Behavioral Health (“UBH”) and its affiliated companies, Specialized Care Services provides behavioral health care benefit services, employee assistance programs and psychiatric disability benefit services. UBH’s care management capabilities and extensive network of contracted mental health professionals represent the core of its product offerings. UBH’s services and products reach more than 23 million individuals. Through its Working Solutions business, UBH offers employee assistance, work life, and other services and resources to assist consumers in managing a variety of personal issues.

      Optum® provides personalized health services through its care management, condition management, and longitudinal care management products, and health information assistance, support and related services designed to improve the health and well-being of the more than 24 million individuals it serves. Through multiple access points, including the Internet, telephone, audio tapes, print and in-person consultations, Optum helps consumers address daily living concerns, make informed health care decisions and become more effective health care consumers. Optum also interfaces with health care consumers and physicians by providing evidence-based and best practices health information in an effort to improve outcomes and reduce health care costs.

      United Resource Networks (“URN”) is the gateway to highly specialized critical care programs at more than 120 medical centers in the United States. URN negotiates competitive rates for high-cost, complex health care services. Access to URN’s programs and services is available to more than 42 million individuals through over 2,200 payers.

      Dental Benefit Providers (“DBP”) and its affiliates provide dental benefit management and related services. Through relationships with nearly 60,000 contracted dental providers, DBP manages dental benefit offerings for approximately four million individuals. DBP’s products serve commercial, Medicare and Medicaid populations through both unaffiliated insurers and UnitedHealth Group affiliates.

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

      Spectera is Specialized Care Services’ operating platform for the vision benefit market. Spectera and its licensed subsidiaries specialize in building vision care benefit relationships with ophthalmologists, optometrists, employer groups and benefit consultants. Spectera administers vision benefits for approximately eight million individuals through more than 2,500 employer groups. Spectera provides comprehensive vision care services through its national network of more than 15,000 private doctors’ offices and retail store locations.

      ACN Group provides benefit administration, network management and access to chiropractic, physical therapy and other complementary and alternative health care services through its network of contracted providers to approximately 18 million consumers.

      Through its Unimerica Workplace Benefits group and licensed insurance company, Specialized Care Services markets the sale of group life and accident insurance and complementary group insurance products to small, medium and large employer groups. Unimerica Workplace Benefits also offers consumers a health value card product.

Ingenix

      Ingenix is a leader in the field of health care information, serving multiple health care markets on a business-to-business basis. Ingenix customers include other UnitedHealth Group businesses, pharmaceutical, biotechnology and medical device companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies.

      Ingenix provides a wide variety of data and software analytics, warehousing, and technology services and products that help customers simplify the complex business of health care delivery and enhance their insight into the financial and clinical aspects of their operations. Ingenix products include databases for benchmarking and reimbursement methodology development, software to analyze and report costs and utilization of services, data management services, physician credentialing and provider directory services, HEDIS reporting, fraud and abuse detection and prevention services, and claims editing software.

      Ingenix’ consulting services focuses on actuarial and financial disciplines, product development, provider contracting and medical policy and management. Ingenix also publishes print and electronic media products that provide customers with information regarding coding, reimbursement, billing, compliance and other general health care issues.

      Ingenix’ i3 Research division offers product development-related services to pharmaceutical, biotechnology and medical device manufacturers on a global basis. Such services include global clinical research services, and related protocol development, investigator identification and training, regulatory assistance, project management, data management and biostatistical analysis, quality assurance, medical writing and staffing resource services. Ingenix also addresses pharmaceutical, biotechnology or medical device product questions through economic and outcomes research, data analysis, safety studies and research and patient registries. Ingenix’ health education group provides pharmaceutical, biotechnology and medical device manufacturers with medical symposia, product communications and scientific publications.

EXPANSION AND DIVESTITURE OF OPERATIONS

      We continually evaluate expansion opportunities in all our businesses and, in the normal course of business, often consider whether to sell certain businesses or stop offering certain products or services. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. We also devote significant attention to internally developing new products and services for the health and well-being sector as we have broadly defined it. During 2003, we completed several acquisitions and ceased offering some products in certain markets, all as part of our ongoing emphasis on our strategic focus.

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

Federal Regulation

      Our Health Care Services segment, which includes UnitedHealthcare, Ovations, and AmeriChoice. Ovations has Medicare Advantage contracts that are regulated by CMS. CMS has the right to audit our performance in order to determine compliance with CMS’ contracts and regulations and the quality of care being given to members. Our Health Care Services segment also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There is a significant level of regulation surrounding Medicare and Medicaid compliance. In addition, because a portion of Ingenix’ business includes clinical research, it is subject to regulation by the FDA. We believe we are in compliance with the applicable regulations. We believe we are in compliance with these regulations.

State Regulation

      All of the states in which our subsidiaries offer insurance and health maintenance products regulate those products and operations. These states require periodic financial reports from us and impose minimum capital or restricted cash reserve requirements. Many of our health plans and each of our insurance subsidiaries are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material inter-company transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our subsidiaries or products may be subject to PPO, managed care organization (“MCO”) or TPA-related regulations and licensure requirements. These regulations differ greatly from state to state, but generally contain network, contracting, product and rate, financial and reporting requirements. Many states also have enacted laws and/or adopted regulations governing utilization review and external appeals activities, and these laws may apply to some of our operations. Additionally, there are laws and regulations that set specific standards for delivery of services, prompt payment of claims, confidentiality of consumer health information and covered benefits and services.

HIPAA

      The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations promulgated pursuant to HIPAA are now effective. These regulations include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. We believe that we are in compliance with these regulations. New standards for national provider and employer identifiers are currently being developed by regulators. We intend to be in compliance by the enforcement dates. However, where the law is far-reaching and complex or the government delays in providing guidance on some aspects of the law, the timeliness of our compliance efforts may be affected. Additionally, different approaches to HIPAA’s provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

      The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a complex set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. During 2003, we processed and administered the payment of approximately $25 billion of medical claims on behalf of customers that self-insure the medical costs of their employees and their employees’ dependents. ERISA claim regulations which became effective July 2002 require ongoing modifications to our operations. We believe that we are in compliance with the regulations.

Fraud and Abuse

      The regulations and contractual requirements applicable to participants in federal government health care programs such as Medicare and Medicaid are complex and changing. We continue to emphasize our regulatory compliance efforts for these programs, but ongoing vigorous law enforcement and the highly technical nature of the regulations mean that compliance efforts in this arena will continue to require significant resources. Additionally, states have begun to focus their anti-fraud efforts on insurance companies and health maintenance organizations. Some states now require filing and approval of anti-fraud plans and may monitor compliance as part of any market conduct examination. We believe that we are in compliance with these regulations and contractual requirements.

Audits and Investigations

      We are regularly subject to governmental audits, investigations and enforcement actions. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. In addition, a state Department of Insurance or other state or federal authority (including CMS, the Office of the Inspector General and state attorneys general) may from time to time begin a special audit of one of our health plans, our insurance plans or one of our other operations to investigate issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage determinations for medical services, including emergency room care. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General, the Office of Civil Rights, and U.S. Attorneys. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

International Regulation

      Our Ingenix, Uniprise and Health Care Services segments have limited international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws.

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

COMPETITION

      As a diversified health and well-being services company we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third party administrators and business services outsourcing companies, health care providers that have formed networks to directly contract with employers, specialty benefit providers, government entities, and various information and consulting companies. For our Uniprise and Health Care Services businesses, competitors include Aetna, Anthem, Cigna, Coventry, Humana, PacifiCare, Oxford, WellPoint, numerous for profit and not for profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix business segments also compete with a number of businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors affecting us and the sales and pricing of our products and services include product innovation, consumer satisfaction, the level and quality of products and services, network capabilities, price, market share, product distribution systems, efficient administration operations, financial strength and marketplace reputation.

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

EMPLOYEES

      As of December 31, 2003, we employed approximately 33,000 individuals. We believe our employee relations are favorable.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First Elected as
Name	Age	Position	Executive Officer

William W. McGuire, M.D.	55	Chairman, Chief Executive Officer and Director	1988
Stephen J. Hemsley	51	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	44	Chief Financial Officer	2001
David J. Lubben	52	General Counsel and Secretary	1996
Lois E. Quam	42	Chief Executive Officer, Ovations	1998
Robert J. Sheehy	46	Chief Executive Officer, UnitedHealthcare	2001
R. Channing Wheeler	52	Chief Executive Officer, Uniprise	1998
David S. Wichmann	41	Chief Executive Officer, Specialized Care Services	2003

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

      Mr. Wichmann joined UnitedHealth Group in 1998 and became Chief Executive Officer of Specialized Care Services in June 2003. From 2001 to June 2003, he was President and Chief Operating Officer of Specialized Care Services. Since he joined UnitedHealth Group in 1998, Mr. Wichmann has also served as Senior Vice President of Corporate Development.

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

      The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we do not undertake to address or update each factor in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-K, in the 2003 Annual Report to Shareholders, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

We must effectively manage our health care costs.

      Under risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) comprise approximately 75% of our total consolidated revenues. We use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to our customers. The profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. Relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by one percent for UnitedHealthcare’s commercial insured products, our annual net earnings for 2003 would have been reduced by approximately $75 million. In addition, the financial results we report for any particular period include estimates of costs incurred for which the underlying claims have not been received by us or for which the claims have been received but not processed. If these estimates prove too high or too low, the effect of the change will be included in future results.

We face intense competition in many of our markets and customers have flexibility in moving between competitors.

      Our businesses compete throughout the United States and face significant competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services businesses, competitors include Aetna, Anthem, Cigna, Coventry, Humana, PacifiCare, Oxford, WellPoint, numerous for profit and not for profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix businesses also compete with a number of businesses. Moreover, we believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, these competitors may have capabilities that give them a competitive advantage. Greater market share, established reputation, superior supplier arrangements, existing business relationships, and other factors all can provide a competitive advantage. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. This level of consolidation makes it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, and to maintain or advance profitability.

Our relationship with AARP is significant to our Ovations business.

      Under our 10-year contract with AARP which we entered into in 1998, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of December 31, 2003, our portion of AARP’s insurance program represented approximately $4.1 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP. For example, if customers were dissatisfied with the products AARP offered or its reputation, if federal legislation limited opportunities in the Medicare market, or if the services provided by AARP’s other business partners were unacceptable, our business could be adversely affected.

The effects of the new Medicare reform legislation on our business are uncertain.

      Recently enacted Medicare reform legislation is complex and wide-ranging. There are numerous provisions in the legislation that will influence our business, although at this early stage, it is difficult to predict the extent to which our business will be affected. While uncertain as to impact, we believe the increased funding provided in the legislation will intensify competition in the seniors health services market.

Our business is subject to intense government scrutiny and we must respond quickly and appropriately to frequent changes in government regulations.

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

      State legislatures and Congress continue to focus on health care issues. Legislative and regulatory proposals at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; claim payments and processing; use and maintenance of individually identifiable health information; and government-sponsored programs. We cannot predict if any of these initiatives will ultimately become binding law or regulation, or, if enacted, what their terms will be, but their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business.

      We are also subject to various governmental investigations, audits and reviews. Such oversight could result in our loss of licensure or our right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services, state insurance and health and welfare departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorney General.

We depend on our relationships with physicians, hospitals and other health care providers.

      We contract with physicians, hospitals, pharmaceutical benefit service providers and pharmaceutical manufacturers, and other health care providers for favorable prices. A number of organizations are advocating for legislation that would exempt certain of these physicians and health care professionals from federal and state antitrust laws. In any particular market, these physicians and health care professionals could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part.

The nature of our business exposes us to significant litigation risks and our insurance coverage may not be sufficient to cover some of the costs associated with litigation.

      Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design, management and offerings of our services. These matters include, but are not limited to, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including ERISA and the Racketeer Influenced Corrupt Organization Act (“RICO”). Although the expenses which we have incurred to date in defending the 1999 class action lawsuits have not been material to our business, we will continue to incur expenses in the defense of the 1999 class action litigation and other matters, even if they are without merit.

      Following the events of September 11, 2001, the cost of business insurance coverage has increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business. We believe that we are adequately insured for claims in excess of our self-insurance; however, certain types of damages, such as punitive damages, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, it is possible that the level of actual losses may exceed the liabilities recorded.

Our businesses depend significantly on effective information systems and the integrity of the data in our information systems.

      Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends significantly on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

      We depend on independent third parties, such as IBM and Medco Health Solutions, Inc., with whom we have entered into agreements, for significant portions of our data center operations and pharmacy benefits management and processing, respectively. Even though we have appropriate provisions in our agreement with IBM and Medco, including provisions with respect to specific performance standards, covenants, warranties, audit rights, indemnification, and other provisions, our dependence on these third parties makes our operations vulnerable to their failure to perform adequately under the contracts, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms.

We must comply with emerging restrictions on patient privacy, including taking steps to ensure compliance by our business associates who obtain access to sensitive patient information when providing services to us.

      The use of individually identifiable data by our businesses is regulated at international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Our knowledge and information-related businesses depend significantly on our ability to maintain proprietary rights to our databases and related products.

      We rely on our agreements with customers, confidentiality agreements with employees, and our trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services.

The effects of the war on terror and future terrorist attacks could have a severe impact on the health care industry.

      The terrorist attacks launched on September 11, 2001, the war on terrorism, the threat of future acts of terrorism and the related concerns of customers and providers have negatively affected, and may continue to negatively affect, the U.S. economy in general and our industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, future acts of terrorism and bio-terrorism could lead to, among other things, increased use of health care services including, without limitation, hospital and physician services; loss of membership in health plans we administer as a result of lay-offs or other reductions of employment; adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; disruption of our information and payment systems; increased health care costs due to restrictions on our ability to carve out certain categories of risk, such as acts of terrorism; and disruption of the financial and insurance markets in general.

The market price of our common stock may be particularly sensitive due to the nature of the business in which we operate.

      The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many external factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. Despite our specific outlook or prospects, the market price of our common stock may decline as a result of any of these external factors. By way of illustration, our stock price has ranged from $35.33 on December 31, 2001 to $58.18 on December 31, 2003 (as adjusted to reflect stock splits and dividends).

Item 2.	Properties

      As of December 31, 2003, we leased approximately 6.6 million and owned approximately 250,000 aggregate square feet of space in the United States and Europe. Our leases expire at various dates through May 31, 2025. Our various segments use this space exclusively for their respective business purposes and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

Item 3.	Legal Proceedings

      In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. A multi-district litigation panel has consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants’ petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against PacifiCare and

UnitedHealthcare should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants’ further motion to compel arbitration. Significantly, the court denied the industry defendants’ motion with respect to plaintiffs’ derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court’s arbitration order to the Eleventh Circuit. A trial date has been set for September 13, 2004.

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

      The information contained under the heading “Investor Information” in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, is incorporated herein by reference. As of February 27, 2004, we had 13,361 shareholders of record. The information required under Item 201(d) of Regulation S-K is included under Item 12 herein.

      On November 8, 2001, in reliance on Rule 144A under the Securities Act of 1933, we issued $100 million of floating rate notes due in November 2003 (which have been repaid) and $150 million of floating rate notes due November 2004. The notes were not issued in a public offering and were not registered under the Securities Act. The principal underwriter for the offering was Merrill Lynch & Co.

Item 6.	Selected Financial Data

      The information contained under the heading “Financial Highlights” in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information contained under the heading “Results of Operations” in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information contained under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements, together with the Independent Auditors’ Report thereon, appearing on pages 40 through 65 of our Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 15, 2002, our Board of Directors and the Audit Committee ended the Company’s engagement with Arthur Andersen LLP as our independent public accountants, effective May 15, 2002, and engaged Deloitte & Touche LLP, effective May 16, 2002, to serve as our independent auditors for fiscal year 2002.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2003

      There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics which applies to all of our employees and directors. The Code of Ethics is published on our website at www.unitedhealthgroup.com. Any amendments to the Code of Ethics and waivers of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer or Controller will be published on our website. We will provide a copy of our Code of Business Conduct and Ethics, free of charge, upon request. To request a copy, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

      The information included under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

      Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information included under the heading “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

Equity Compensation Plan Information

(c)
Number of
	(a)	(b)	Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

Equity compensation plans approved by shareholders(1)	86,991,573	$27.03	46,774,241 (3)
Equity compensation plans not approved by shareholders(2)	—	—	—
Total	86,991,573	$27.03	46,774,241

(1)	Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, the 1987 Supplemental Stock Option Plan (no additional options may be granted under this plan), and the 1993 Qualified Employee Stock Purchase Plan, as amended.

(2)	Excludes 315,112 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted average exercise price of $13.54 and an average remaining term of approximately 3.27 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future options or other awards will be granted under these acquired plans.

(3)	Includes 4,916,070 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2003, and 41,858,171 shares available under the 2002 Stock Incentive Plan as of December 31, 2003. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 13,954,700 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions that appears under the heading “Certain Relationships and Transactions” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information regarding accountant fees and services that appears under the heading “Independent Public Auditors” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 12, 2004, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

      The following consolidated financial statements of the Company are included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 and are incorporated herein by reference:

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Reports.

      (a) 2. Financial Statement Schedules

None

      (a) 3. Exhibits

3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3	(b)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(c)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
3	(d)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4	(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(b)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(c)	UnitedHealth Group Executive Savings Plans (1998 Statement)(incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10	(d)	First Amendment to UnitedHealth Group Executive Savings Plans (1998 Statement)
*10	(e)	UnitedHealth Group Executive Savings Plans (2004 Statement)
*10	(f)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(g)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)
*10	(h)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10	(i)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(j)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10	(k)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(l)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10	(m)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(n)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(o)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann
*10	(p)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
*10	(q)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10	(r)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 1996)
†10	(s)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10	(t)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10	(u)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10	(v)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003
†10	(w)	Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10	(x)	Amendments to the Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10	(y)	Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
†10	(z)	Amendment #1 to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation, dated December 19, 2003
11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 and which is included as part of Exhibit 13 hereto)

13	Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/ A filed on May 17, 2002)
21	Subsidiaries of the Company
23	Independent Auditors’ Consent
24	Powers of Attorney
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

      (b) Reports on Form 8-K

      The following Current Reports on Form 8-K were filed or furnished, as applicable, during the last fiscal quarter of 2003.

8-K furnished October 16, 2003, together with a press release, announcing third quarter 2003 earnings results, under Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition.”

8-K filed October 27, 2003, together with a press release and Agreement and Plan of Merger, announcing that the Company entered into an Agreement and Plan of Merger with Mid Atlantic Medical Services, Inc., under Item 2 “Other Events and Required FD Disclosure.”

8-K furnished November 19, 2003, together with a press release, announcing an investor conference and confirmation of earnings, under Item 9 “Regulation FD Disclosure.”

8-K filed December 3, 2003, together with a press release, Underwriting Agreement and related documents, announcing the issuance of debt securities, under Item 5 “Other Events.”

8-K furnished December 4, 2003, announcing the voluntary withdrawal of pre-merger notification and report form under the Hart-Scott-Rodino Antitrust Improvements Act, under Item 9 “Regulation FD Disclosure.”

8-K furnished December 12, 2003, announcing upcoming meetings with investors and analysts, under Item 9 “Regulation FD Disclosure.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

By	/s/ WILLIAM W. MCGUIRE, M.D.

William W. McGuire, M.D.
Chairman and Chief Executive Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM W. MCGUIRE, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

* William C. Ballard, Jr.	Director	March 15, 2004

* Richard T. Burke	Director	March 15, 2004

* Stephen J. Hemsley	Director	March 15, 2004

* James A. Johnson	Director	March 15, 2004

* Thomas H. Kean	Director	March 15, 2004

* Douglas W. Leatherdale	Director	March 15, 2004

* Mary O. Mundinger	Director	March 15, 2004

* Robert L. Ryan	Director	March 15, 2004

Signature		Title	Date

* Donna E. Shalala		Director	March 15, 2004

* William G. Spears		Director	March 15, 2004

* Gail R. Wilensky		Director	March 15, 2004

*By	/s/ DAVID J. LUBBEN David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Number		Description

3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3	(b)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
3	(c)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
3	(d)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-44569))
4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4	(c)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(b)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(c)	UnitedHealth Group Executive Savings Plans (1998 Statement)(incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10	(d)	First Amendment to UnitedHealth Group Executive Savings Plans (1998 Statement)
*10	(e)	UnitedHealth Group Executive Savings Plans (2004 Statement)
*10	(f)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)(incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
*10	(g)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)
*10	(h)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10	(i)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(j)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
*10	(k)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

Number		Description

*10	(l)	Employment Agreement, dated as of October 16, 1998 , between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10	(m)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(n)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10	(o)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann
*10	(p)	Employment Agreement, dated as of May 20, 1998, between United HealthCare Services, Inc. and R. Channing Wheeler (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
*10	(q)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
†10	(r)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 1996)
†10	(s)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)
†10	(t)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
†10	(u)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10	(v)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003
†10	(w)	Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation dated June 1, 1996 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
†10	(x)	Amendments to Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10	(y)	Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
†10	(z)	Amendment #1 to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation, dated December 19, 2003

Number	Description

11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 and which is included as part of Exhibit 13 hereto)
13	Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/ A filed on May 17, 2002)
21	Subsidiaries of the Company
23	Independent Auditors’ Consent
24	Powers of Attorney
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.