Form 10-Q
period 2004-03-31
UNITEDHEALTH GROUP INC
filed 2004-05-07
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-10864

UnitedHealth Group Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota	55343 (Zip Code)

(Address of principal executive offices)

(952) 936-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

As of May 3, 2004, 615,823,765 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$2,714	$2,262
Short-Term Investments	216	486
Accounts Receivable, net	873	745
Assets Under Management	1,989	2,019
Deferred Income Taxes and Other	652	608

Total Current Assets	6,444	6,120
Long-Term Investments	7,249	6,729
Property, Equipment, Capitalized Software, and Other Assets, net	1,182	1,096
Goodwill	5,446	3,509
Other Intangible Assets, net	531	180

TOTAL ASSETS	$20,852	$17,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$4,664	$4,152
Accounts Payable and Accrued Liabilities	1,589	1,575
Other Policy Liabilities	2,074	2,117
Commercial Paper and Current Maturities of Long-Term Debt	150	229
Unearned Premiums	662	695

Total Current Liabilities	9,139	8,768
Long-Term Debt, less current maturities	2,250	1,750
Future Policy Benefits for Life and Annuity Contracts	1,614	1,517
Deferred Income Taxes and Other Liabilities	622	471

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 614 and 583 issued and outstanding	6	6
Additional Paid-In Capital	1,558	58
Retained Earnings	5,469	4,915
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	194	149

Total Shareholders’ Equity	7,227	5,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,852	$17,634

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2004	2003
REVENUES
Premiums	$7,264	$6,148
Services	789	770
Investment and Other Income	91	57

Total Revenues	8,144	6,975

MEDICAL AND OPERATING COSTS
Medical Costs	5,869	5,050
Operating Costs	1,317	1,199
Depreciation and Amortization	82	73

Total Medical and Operating Costs	7,268	6,322

EARNINGS FROM OPERATIONS	876	653
Interest Expense	(24)	(23)

EARNINGS BEFORE INCOME TAXES	852	630
Provision for Income Taxes	(298)	(227)

NET EARNINGS	$554	$403

BASIC NET EARNINGS PER COMMON SHARE	$0.92	$0.68

DILUTED NET EARNINGS PER COMMON SHARE	$0.88	$0.65

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	601	597
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	29	26

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	630	623

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net Earnings	$554	$403
Noncash Items:
Depreciation and Amortization	82	73
Deferred Income Taxes and Other	22	8
Net Change in Other Operating Items, net of effects from acquisitions, sales of subsidiaries and changes in AARP balances:
Accounts Receivable and Other Current Assets	39	17
Medical Costs Payable	173	238
Accounts Payable and Accrued Liabilities	136	89
Unearned Premiums	(96)	(103)

Cash Flows From Operating Activities	910	725

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(527)	(6)
Purchases of Property, Equipment and Capitalized Software, net	(83)	(92)
Purchases of Investments	(521)	(685)
Maturities and Sales of Investments	738	1,112

Cash Flows (Used For) From Investing Activities	(393)	329

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	125	73
Common Stock Repurchases	(627)	(496)
Repayments of Commercial Paper, net	(79)	(409)
Proceeds from Issuance of Long-Term Debt	500	450
Other	16	—

Cash Flows Used For Financing Activities	(65)	(382)

INCREASE IN CASH AND CASH EQUIVALENTS	452	672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,262	1,130

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,714	$1,802

Supplementary schedule of non-cash investing activities:
Common stock issued for acquisitions	$1,932	$—

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For the Three Months Ended March 31,
	2004	2003
NET EARNINGS
As Reported	$554	$403
Compensation Expense, net of tax effect	(32)	(29)

Pro Forma	$522	$374

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.92	$0.68
Pro Forma	$0.87	$0.63
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.88	$0.65
Pro Forma	$0.83	$0.60

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Acquisitions

On April 26, 2004, the Company through our Health Care Services business segment entered into a definitive agreement to acquire Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. We expect that this merger will significantly strengthen our market position in this region and provide substantial distribution opportunities for our other UnitedHealth Group businesses. Under the terms of the agreement, Oxford shareholders will receive 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they own. Total consideration for the transaction, to be issued upon closing, is comprised of approximately 51.8 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $285 million to be issued in exchange for Oxford’s outstanding vested common stock options. Under the purchase method of accounting, the total purchase price will be allocated to the net tangible and intangible assets of Oxford based on their estimated fair values at the closing of the transaction. Pending regulatory and Oxford shareholder approvals, we expect this transaction will close in the fourth quarter of 2004.

On February 10, 2004, our Health Care Services business segment acquired Mid Atlantic Medical Services, Inc. (MAMSI). MAMSI offers a broad range of health care coverage and related administrative services for individuals and employers in the mid-Atlantic region of the United States. This merger significantly strengthens UnitedHealthcare’s market position in the mid-Atlantic region and provides substantial distribution opportunities for other UnitedHealth Group businesses. Under the terms of the purchase agreement, MAMSI shareholders received 0.82 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 36.4 million shares of UnitedHealth Group common stock (valued at $1.9 billion based on the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and $800 million in cash. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $2.1 billion. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $360 million and associated deferred tax liabilities of $126 million, and goodwill of approximately $1.9 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks, with an estimated weighted-average useful life of 19 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, which is subject to further refinement, is as follows:

(in millions — unaudited)
Cash, Cash Equivalents and Investments	$736
Accounts Receivable and Other Current Assets	252
Property, Equipment, Capitalized Software and Other Assets	91
Medical Costs Payable	(292)
Other Current Liabilities	(132)

Net Tangible Assets Acquired	$655

The results of operations and financial condition of MAMSI have been included in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets since the acquisition date. The unaudited pro forma financial information presented below assumes that the acquisition of MAMSI had occurred as of the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of each respective period. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the preliminary purchase price allocation, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on preliminary estimates of fair values, the actual amounts recorded as of the completion of the purchase price allocation may differ materially from the information presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the MAMSI acquisition been consummated at the beginning of the respective periods.

	For the Three Months Ended March 31,
Proforma — unaudited	2004	2003
(in millions, except per share data)
Revenues	$8,436	$7,604
Net Earnings	$576	$431
Earnings Per Share
Basic	$0.93	$0.68
Diluted	$0.89	$0.65

4.    Cash, Cash Equivalents and Investments

As of March 31, 2004, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$2,714	$—	$—	$2,714
Debt Securities — Available for Sale	6,845	296	(4)	7,137
Equity Securities — Available for Sale	193	8	(1)	200
Debt Securities — Held to Maturity	128	—	—	128

Total Cash and Investments	$9,880	$304	$(5)	$10,179

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	2004	2003
Gross Realized Gains	$7	$8
Gross Realized Losses	—	(7)

Net Realized Gains	$7	$1

In addition, during the first quarter of 2004, we realized a capital gain of $25 million on the sale of certain UnitedHealth Capital investments. With the proceeds from this sale, we made a cash contribution of $25 million to the United Health Foundation in the first quarter of 2004. The realized gain of $25 million and the related contribution expense of $25 million are included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2003 and 2004, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Acquisitions and Subsequent Payments	4	—	—	—	4

Balance at March 31, 2003	$1,697	$698	$363	$609	$3,367

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2003	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	1,935	—	—	2	1,937

Balance at March 31, 2004	$3,705	$698	$409	$634	$5,446

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2004 and December 31, 2003 were as follows (in millions):

		March 31, 2004			December 31, 2003
	Weighted- Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	16 years	$445	$(9)	$436	$93	$(6)	$87
Patents, Trademarks and Technology	9 years	66	(28)	38	73	(26)	47
Other	14 years	70	(13)	57	57	(11)	46

Total	14 years	$581	$(50)	$531	$223	$(43)	$180

Amortization expense relating to other intangible assets was approximately $8 million and $4 million for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense relating to other intangible assets for the years ending December 31 are as follows (in millions):

2004	2005	2006	2007	2008
$39	$42	$41	$40	$37

6.    Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. Each

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, with the changes in estimates included in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Our medical costs payable estimates as of December 31, 2003 developed favorably by approximately $90 million ($58 million net of taxes) in the first quarter of 2004. Our medical costs payable estimates as of December 31, 2002 developed favorably by approximately $60 million ($38 million net of taxes) in the first quarter of 2003. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2004.

7.    Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$—	$—	$79	$79
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	436	400	438
5.2% Senior Unsecured Notes due January 2007	400	429	400	427
3.3% Senior Unsecured Notes due January 2008	500	507	500	499
3.8% Senior Unsecured Notes due February 2009	250	250	—	—
4.9% Senior Unsecured Notes due April 2013	450	463	450	454
4.8% Senior Unsecured Notes due February 2014	250	252	—	—

Total Commercial Paper and Debt	2,400	2,487	1,979	2,047
Less Current Maturities	(150)	(150)	(229)	(229)

Long-Term Debt, less current maturities	$2,250	$2,337	$1,750	$1,818

The interest rates on our November 2004 floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.6%. As of March 31, 2004, the applicable rate on the notes was 1.7%.

In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014 to finance a majority of the cash portion of the MAMSI purchase price as described in Note 3. In December 2003, we issued $500 million of 3.3% fixed-rate notes due January 2008, and in March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. We used the proceeds from these borrowings to repay commercial paper and term debt maturing in 2003, and for general corporate purposes including working capital, business acquisitions and share repurchases. We have interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $1.4 billion with variable rates that are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At March 31, 2004, the rate used to accrue interest expense on these agreements ranged from 1.0% to 1.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. As of March 31, 2004, we had no amounts outstanding under our credit facilities. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

8.    AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.1 billion annually.

The underwriting gains or losses related to the AARP business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2004	December 31, 2003
Accounts Receivable	$372	$352
Assets Under Management	$1,950	$1,959
Medical Costs Payable	$894	$874
Other Policy Liabilities	$1,263	$1,275
Other Current Liabilities	$165	$162

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

9.    Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the three months ended March 31, 2004, we repurchased 10.4 million shares through this program at an average price of approximately $61 per share and at an aggregate cost of $630 million. As of March 31, 2004, we had board of directors’ authorization to purchase up to an additional 34.8 million shares of our common stock.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	2004	2003
Net Earnings	$554	$403
Change in Net Unrealized Gains on Investments, net of tax effects	45	2

Comprehensive Income	$599	$405

11.    Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans over the age of 50. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with an offering of benefits, networks, services and resources.

•	Ingenix is a leader in the field of health care information serving pharmaceutical, biotechnology and medical device companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies.

Transactions between business segments principally consist of customer service and transaction processing services Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Eliminations” column includes eliminations of inter-segment transactions.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three month periods ended March 31, 2004 and 2003 (in millions):

First Quarter 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$6,972	$666	$324	$91	$—	$8,053
Revenues — Intersegment	—	161	225	49	(435)	—
Investment and Other Income	78	8	5	—	—	91

Total Revenues	$7,050	$835	$554	$140	$(435)	$8,144

Earnings from Operations	$577	$167	$113	$19	$—	$876

First Quarter 2003	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$5,967	$614	$255	$82	$—	$6,918
Revenues — Intersegment	—	148	196	39	(383)	—
Investment and Other Income	47	7	3	—	—	57

Total Revenues	$6,014	$769	$454	$121	$(383)	$6,975

Earnings from Operations	$402	$152	$88	$11	$—	$653

12.    Commitments and Contingencies

Legal Matters

Because of the nature of our businesses, we are routinely party to a variety of legal actions related to the design, management and offerings of our services. We record liabilities for our estimates of probable costs resulting from these matters. These matters include, but are not limited to: claims relating to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. Following the events of September 11, 2001, the cost of business insurance coverage increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business.

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. Generally, the health care provider plaintiffs allege violations of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO), as well as several state law claims. The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. We are engaged in discovery in this matter. A trial date has been set for March 14, 2005.

In March 2000, the American Medical Association filed a lawsuit against the company in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. We are engaged in discovery in this matter.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the results of pending litigation are always uncertain, we do not believe the results of any such actions currently threatened or pending, including those described above, will, individually or in aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Government Regulation

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

13.    Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN No. 46, as revised in December 2003, requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The adoption of FIN No. 46 did not have any impact on our consolidated financial position or results of operations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated

Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 30, 2004

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

Summary highlights of our first quarter 2004 results include:

•	Diluted net earnings per common share of $0.88, an increase of 35% from $0.65 per share reported in the first quarter of 2003 and an increase of 6% from $0.83 per share reported in the fourth quarter of 2003.

•	Cash flows from operations of $910 million, an increase of 26% compared to $725 million for the first quarter of 2003.

•	Earnings from operations of $876 million, up $223 million, or 34%, over the prior year and up $66 million, or 8%, sequentially over the fourth quarter of 2003.

•	Consolidated revenues of $8.1 billion increased $1.2 billion, or 17%, over the first quarter of 2003. Excluding the impact of acquisitions, consolidated revenues increased by approximately 8% over the prior year.

•	The consolidated medical care ratio of 80.8% declined from 82.1% in the first quarter of 2003.

•	The operating cost ratio of 16.2% improved from 17.2% during the first quarter of 2003.

•	Consolidated operating margin of 10.8% improved 140 basis points from 9.4% in the first quarter of 2003.

	Three Months Ended March 31,
(In millions, except per share data)	2004	2003	Percent Change
Total Revenues	$8,144	$6,975	17%
Earnings from Operations	$876	$653	34%
Net Earnings	$554	$403	37%
Diluted Net Earnings Per Common Share	$0.88	$0.65	35%
Medical Care Ratio	80.8%	82.1%
Medical Care Ratio, excluding AARP	79.5%	81.0%
Operating Cost Ratio	16.2%	17.2%
Return on Equity (annualized)	35.9%	36.3%
Operating Margin	10.8%	9.4%

Results of Operations

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services, transaction processing, customer, consumer and care provider services, and access to contracted networks of physicians, hospitals and other health care professionals.

Consolidated revenues increased by nearly $1.2 billion, or 17%, year-over-year in the first quarter of 2003 to over $8.1 billion. Consolidated revenues increased by 8% as a result of rate increases on premium and fee-based services and growth across business segments, and 9% as a result of revenues from businesses acquired since the first quarter of 2003. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $7.3 billion in the first quarter of 2004, an increase of $1.1 billion, or 18%, over the first quarter of 2003. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 8% over the prior year.

UnitedHealthcare premium revenues increased by $768 million, or 22%, to $4.3 billion in the first quarter of 2004. Excluding premium revenues from Mid Atlantic Medical Services, Inc. (MAMSI) and Golden Rule Financial Corporation (Golden Rule) which were acquired since the first quarter of 2003, UnitedHealthcare premium revenues increased by approximately 6%. This increase is primarily due to average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business partially offset by a decrease in the number of individuals served by risk-based products. Ovations premium revenues increased by 11% in the first quarter of 2004 driven by an increase in the number of individuals served by Medicare supplement products provided to AARP members and by Medicare Advantage products, and the related average net premium rate increases. Premium revenues from AmeriChoice Medicaid programs increased by $95 million, or 15%, in the first quarter of 2004 mainly driven by an increase in the number of individuals served. The remaining premium revenue increase is due mainly to strong growth in several of Specialized Care Services’ businesses.

Service Revenues

Service revenues during the first quarter of 2004 totaled $789 million, an increase of $19 million, or 2%, over the first quarter of 2003. The increase in service revenues was driven primarily by aggregate growth of approximately 3% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements, excluding the impact of acquisitions.

Investment and Other Income

Investment and other income during the first quarter of 2004 totaled $91 million, representing an increase of $34 million from the comparable period in 2003. Interest income increased by $28 million mainly due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Golden Rule and MAMSI. Net capital gains on sales of investments were $7 million in the first quarter of 2004 compared with $1 million in the first quarter of 2003.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio decreased from 82.1% in the first quarter of 2003 to 80.8% in the first quarter of 2004. Excluding the AARP business,1 the medical care ratio decreased 150 basis points from 81.0% in the first quarter of 2003 to 79.5% in the first of quarter 2004. Approximately 30 basis points of the decrease in the medical care ratio was driven by favorable development of prior period medical cost estimates as further discussed below. The balance of the medical care ratio decrease resulted primarily from net premium rate increases that exceeded overall medical benefit cost increases and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods that are identified in the current period are included in total medical costs reported for the current period. Medical costs for the first quarter of 2004 include approximately $90 million of favorable medical cost development related to prior fiscal years. Medical costs for the first quarter of 2003 include approximately $60 million of favorable medical cost development related to prior fiscal years.

On an absolute dollar basis, first quarter 2004 medical costs increased $819 million, or 16%, over the comparable 2003 period. The increase was driven primarily by a rise in medical costs of approximately 9% to 10% due to medical cost inflation and a moderate increase in health care consumption, and incremental medical costs related to businesses acquired since the first quarter of 2003.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the first quarter of 2004 was 16.2%, down from 17.2% in the comparable 2003 period. This decrease was driven primarily by revenue mix changes, with greater growth from premium revenues than from service revenues. Our premium-based products have lower operating cost ratios than our fee-based products. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the first quarter of 2004 increased $118 million, or 10%, over the first quarter of 2003. This increase was driven by an 8% increase in total individuals served by Health Care Services and Uniprise during the first quarter of 2004 compared to the comparable 2003 period, increases in broker commissions and premium taxes due to increased revenues, general operating cost inflation and additional operating costs associated with acquired businesses.

Depreciation and Amortization

Depreciation and amortization was $82 million and $73 million for the three month periods ended March 31, 2004 and 2003, respectively. The $9 million increase is due to additional depreciation and amortization resulting from higher levels of computer equipment, capitalized software and intangible assets as a result of technology enhancements, business growth and businesses acquired since the first quarter of 2003.

Income Taxes

Our effective income tax rate was 35.0% in the first quarter of 2004 and 36.0% in the first quarter of 2003. The decrease is mainly driven by changes in business and income mix between states with differing income tax rates.

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

Business Segments

The following summarizes the operating results of our business segments for three month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2004	2003	Percent Change
Health Care Services	$7,050	$6,014	17%
Uniprise	835	769	9%
Specialized Care Services	554	454	22%
Ingenix	140	121	16%
Eliminations	(435)	(383)	n/a

Consolidated Revenues	$8,144	$6,975	17%

Earnings from Operations

	Three Months Ended March 31,
	2004	2003	Percent Change
Health Care Services	$577	$402	44%
Uniprise	167	152	10%
Specialized Care Services	113	88	28%
Ingenix	19	11	73%

Consolidated Earnings from Operations	$876	$653	34%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2004 revenues of nearly $7.1 billion, representing an increase of $1.0 billion, or 17%, over the first quarter of 2003. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately 7%.

The increase in revenues primarily resulted from an increase of $768 million in UnitedHealthcare premium revenues due mainly to the premium revenues from the MAMSI and Golden Rule acquisitions since the first quarter of 2003 and average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a decrease in the number of individuals served by risk-based products. The remaining increase in Health Care Services revenues is largely due to growth in the number of individuals served by UnitedHealthcare fee-based products, Ovations Medicare supplement products provided to AARP members, Ovations Medicare Advantage products, and AmeriChoice Medicaid products, as well as annual rate increases on these products.

The Health Care Services segment had earnings from operations of $577 million, representing an increase of $175 million, or 44%, over the first quarter of 2003. This increase primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s higher-margin fee-based products, and the acquisitions of MAMSI and Golden Rule since the first quarter of 2003. UnitedHealthcare’s commercial medical care ratio improved to 79.3% in the first quarter of 2004 from 81.5% in 2003. Approximately 60 basis points of the decrease in the commercial medical care ratio was driven by the favorable development of prior period medical cost estimates, with the balance of the decrease resulting from net premium rate increases that exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ first quarter 2004 operating margin was 8.2%, an increase of 150 basis points over the first quarter of 2003 driven mainly by improved medical care ratios and a shift in UnitedHealthcare’s product mix from risk-based products to higher-margin fee-based products.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands)1:

	2004	2003
Commercial
Risk-based	6,200	4,995
Fee-based	3,045	2,805

Total Commercial	9,245	7,800
Medicare	235	225
Medicaid	1,220	1,045

Total Health Care Services	10,700	9,070

[1]	Excludes individuals served by Ovations’ Medicare supplement products to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of March 31, 2004 exceeded 9.2 million, an increase of approximately 1.4 million, or 19%, over the first quarter of 2003. Excluding the acquisitions of MAMSI, Golden Rule and a smaller regional health plan, the number of individuals served by UnitedHealthcare’s commercial business was essentially flat. An increase of approximately 150,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, was offset by a comparable decrease in the number of individuals served by risk-based products, resulting from customers converting to self-funded, fee-based arrangements and a competitive commercial risk-based pricing environment.

Ovations’ Medicare Advantage enrollment was 235,000 as of March 31, 2004, an increase of 10,000, or 4%, from the first quarter of 2003. Medicaid enrollment increased by 175,000, or 17%, due to strong organic growth in the number of individuals served by AmeriChoice and the acquisition of a Medicaid health plan in Michigan in February 2004, resulting in the addition of approximately 95,000 individuals served.

Uniprise

Uniprise revenues in the first quarter of 2004 were $835 million, representing an increase of $66 million, or 9%, over the 2003 comparable period. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise during the first quarter of 2004 over the first quarter of 2003 and annual rate increases. Uniprise served 9.5 million individuals and 9.3 million individuals as of March 31, 2004 and 2003, respectively.

Uniprise first quarter 2004 earnings from operations were $167 million, an increase of $15 million, or 10%, over the first quarter of 2003. Operating margin improved to 20.0% in the first quarter of 2004 from 19.8% in the comparable 2003 period. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions.

Specialized Care Services

Specialized Care Services had revenues of $554 million in the first quarter of 2004, an increase of $100 million, or 22%, over the comparable 2003 period. This increase was principally driven by a 10% increase in the number of individuals served by its specialty benefit businesses as well as rate increases related to these businesses and approximately $20 million of revenues related to businesses acquired since the first quarter of 2003.

Earnings from operations in the first quarter of 2004 of $113 million increased $25 million, or 28%, over the first quarter of 2003. Specialized Care Services’ operating margin increased to 20.4% in the first quarter of 2004, up from 19.4% in the comparable 2003 period. This increase was driven primarily by operational and productivity improvements within several of Specialized Care Services’ businesses. With the continuing growth of the Specialized Care Services segment, we are consolidating production and service operations to a segmentwide service and production infrastructure to improve service, quality and consistency, and to enhance productivity and efficiency.

Ingenix

Ingenix revenues in the first quarter of 2004 of $140 million increased by $19 million, or 16%, over the comparable 2003 period. Earnings from operations were $19 million in the first quarter of 2004, up $8 million, or 73%, from the comparable 2003 period. The operating margin was 13.6% in the first quarter of 2004, up from 9.1% in the first quarter of 2003. These increases were driven by growth and expanding margins in the health information and clinical research businesses. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at March 31, 2004

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest monies of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our board of directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Monies in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash from operations for general corporate use. Cash flows generated by these entities, combined with the issuance of commercial paper, long-term debt and the availability of committed credit facilities, further strengthens our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

Cash generated from operating activities, our primary source of liquidity, is principally from net earnings, excluding depreciation and amortization. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future health care costs. In 2003, a hypothetical 1% increase in commercial insured medical costs would have reduced net earnings by approximately $75 million.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk.

Cash and Investments

Cash flows from operating activities was $910 million in the first quarter of 2004, representing an increase over the comparable 2003 period of $185 million, or 26%. This increase in operating cash flows resulted primarily from an increase of $174 million in net income excluding depreciation, amortization and other noncash items. Operating cash flows increased by $9 million due to cash generated by working capital changes. As premium revenues and related medical costs increase, we typically generate incremental operating cash flows because we collect premium revenues in advance of the claim payments for related medical costs.

We maintained a strong financial condition and liquidity position, with cash and investments of $10.2 billion at March 31, 2004. Total cash and investments increased by $702 million since December 31, 2003, primarily due to cash and investments acquired in the MAMSI acquisition in February 2004 and strong operating cash flows, partially offset by capital expenditures, cash paid for business acquisitions and common stock repurchases.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2004, approximately $530 million of our $10.2 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2004 and December 31, 2003, we had commercial paper and debt outstanding of approximately $2.4 billion and $2.0 billion, respectively. Our debt-to-total-capital ratio was 24.9% and 27.8% as of March 31, 2004 and December 31, 2003, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On April 26, 2004, the Company entered into a definitive agreement to acquire Oxford Health Plans, Inc. (Oxford). Under the terms of the agreement, Oxford shareholders will receive 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they own. Total consideration for the transaction, to be issued upon closing, is comprised of approximately 51.8 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $285 million to be issued in exchange for Oxford’s outstanding vested common stock options. Under the purchase method of accounting, the total purchase price will be allocated to the net tangible and intangible assets of Oxford based on their estimated fair values at the closing of the transaction. Pending regulatory and Oxford shareholder approvals, we expect this transaction will close in the fourth quarter of 2004.

On February 10, 2004, our Health Care Services business segment acquired Mid Atlantic Medical Services, Inc. (MAMSI). Under the terms of the purchase agreement, MAMSI shareholders received 0.82 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 36.4 million shares of UnitedHealth Group common stock (valued at $1.9 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash.

In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014. In December and March 2003, we issued $500 million of four-year, fixed-rate notes and $450 million of 10-year, fixed-rate notes with interest rates of 3.3% and 4.9%, respectively. We entered into interest rate swap agreements to convert our interest exposure on a majority of these 2003 and 2004 borrowings from a fixed to a variable rate. The interest rate swap agreements on these 2003 and 2004 borrowings have aggregate notional amounts of $1,225 million. At March 31, 2004, the rate used to accrue interest expense on these agreements ranged from 1.0% to 1.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. We used the proceeds from the 2004 borrowings to finance a majority of the cash portion of the MAMSI purchase price as described above. We used the proceeds from the 2003 borrowings to repay commercial paper and maturing term debt, and for general corporate purposes, including working capital, capital expenditures, business acquisitions and share repurchases. Commercial paper and current maturities of long-term debt decreased from $811 million as of December 31, 2002, to $150 million as of March 31, 2004, as a result of these actions.

We have credit arrangements for $900 million that support our commercial paper program. These credit arrangements include a $450 million revolving facility that expires in July 2005, and a $450 million, 364-day facility that expires in July 2004. As of March 31, 2004, we had no amounts outstanding under our credit facilities. We intend to renew these credit facilities prior to their expiration.

On April 23, 2004, we executed a commitment letter with a financial institution in which the institution agreed to provide a $2 billion bridge loan facility to finance the cash portion of the purchase price of the proposed Oxford acquisition described above. The facility is 364 days in length and is expected to be refinanced through a bond issuance after the closing of the transaction. The terms of the bridge loan facility are substantially similar to our existing revolving credit facilities.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A3” with a positive outlook by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-2” with a positive outlook by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the first quarter of 2004, we repurchased 10.4 million shares through this program at an average price of approximately $61 per share and an aggregate cost of approximately $630 million. As of March 31, 2004, we had board of directors’ authorization to purchase up to an additional 34.8 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

Under our S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities), the remaining issuing capacity of all covered securities is $250 million. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. We filed a new S-3 shelf registration statement on March 19, 2004 to increase our remaining issuing capacity to $2.0 billion, but this registration statement has not yet been declared effective by the Securities and Exchange Commission. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of approximately 24.3 million shares of our common stock in connection with acquisition activities. We filed a separate S-4 registration statement for the 36.4 million shares issued in connection with the acquisition of MAMSI described above. We intend to file an S-4 registration statement for the shares to be issued in connection with the acquisition of Oxford described above.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2003 Annual Report of Form 10-K. There have not been significant changes to the amounts of these obligations. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.1 billion annually.

The underwriting gains or losses related to the AARP business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 8 to the condensed consolidated financial statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

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

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs. For a detailed description of all our critical accounting policies, see the Results of Operations section of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care provider and type of service, the typical billing lag for services can range from two to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to 12 months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, with the changes in estimates included in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Historically, the net impact of estimate developments has represented less than 1% of annual medical costs, less than 4% of annual earnings from operations and less than 3% of medical costs payable.

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

	Net Favorable Development	Net Impact on Medical Costs(a)	Medical Costs			Earnings from Operations
			As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2000	$15	$(15)	$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)	$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)	$18,192	$18,112		$2,186	$2,266
2003	$150	$60 (c)	$20,714	$20,774	(c)	$2,935	$2,875	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the first quarter of 2004, the company recorded net favorable development of $90 million pertaining to 2003. The amount of prior period development in 2004 pertaining to 2003 will change as our December 31, 2003 medical costs payable estimate continues to develop throughout 2004.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of March 31, 2004, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2004; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our March 31, 2004 estimates of medical costs payable and actual costs payable, excluding the AARP business, first quarter 2004 earnings from operations would increase or decrease by approximately $38 million and diluted net earnings per common share would increase or decrease by approximately $0.04 per share.

Inflation

The current national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to lessen the effects of health care cost inflation. These include setting commercial premiums based on anticipated health care costs and coordinating care with physicians and other health care providers. Through contracts with physicians and other health care providers, we emphasize preventive health care, appropriate use of health care services consistent with clinical performance standards, education and closing gaps in care.

We believe our strategies to mitigate the impact of health care cost inflation on our operating results have been and will continue to be successful. However, other factors including competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care providers and consumers, major epidemics, and applicable regulations may affect our ability to control the impact of health care cost inflation. Because of the narrow operating margins of our risk-based products, changes in medical cost trends that were not anticipated in establishing premium rates can create significant changes in our financial results.

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2004, there were no significant concentrations of credit risk.

Cautionary Statements

The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this Quarterly Report on Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we do not undertake to address or update each factor in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Quarterly Repot of Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

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

Under our 10-year contract with AARP which was initiated in 1998, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of March 31, 2004, our portion of

AARP’s insurance program represented approximately $4.1 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP. For example, if customers were dissatisfied with the products AARP offered or its reputation, if federal legislation limited opportunities in the Medicare market, or if the services provided by AARP’s other business partners were unacceptable, our business could be adversely affected.

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

We depend on independent third parties, such as IBM, Unisys and Medco Health Solutions, Inc., with whom we have entered into agreements, for significant portions of our data center operations and pharmacy benefits management and processing, respectively. Even though we have appropriate provisions in our agreements with IBM, Unisys and Medco, including provisions with respect to specific performance standards, covenants, warranties, audit rights, indemnification, and other provisions, our dependence on these third parties makes our operations vulnerable to their failure to perform adequately under the contracts, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms.

Business acquisitions may increase costs, liabilities, or create disruptions in our business.

We have recently completed several business acquisitions. We review the records of companies we plan to acquire, however, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively. Integration may be hindered by, among other things, differing procedures, business practices and technology systems.

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

The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many external factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. Despite our specific outlook or prospects, the market price of our common stock may decline as a result of any of these external factors. By way of illustration, our stock price has ranged from $35.33 on December 31, 2001 to $64.44 on March 31, 2004 (as adjusted to reflect stock splits and dividends).

Item 3.    Quantitative And Qualitative Disclosers About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates and equity prices. The company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $7.3 billion of our investments at March 31, 2004 were fixed-income securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at March 31, 2004, the fair value of our fixed-income investments would decrease or increase by approximately $340 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $1.6 billion of our debt had variable rates of interest and $825 million had fixed rates as of March 31, 2004. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At March 31, 2004, we had $200 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2004

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In Re: Managed Care Litigation: MDL No. 1334.    Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. A multi-district litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. In December 2000, the UnitedHealth Group litigation was consolidated with litigation involving other industry members. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants’ petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against PacifiCare and UnitedHealthcare should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants’ further motion to compel arbitration. Significantly, the court denied the industry defendants’ motion with respect to plaintiffs’ derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court’s arbitration order to the Eleventh Circuit. A trial date has been set for March 14, 2005.

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

Item 2.    Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

First Quarter 2004

For the Month Ended	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be purchased under the plans or programs

January 31, 2004	1,950,000	$57.21	1,950,000

February 29, 2004	4,566,000	$60.50	4,566,000

March 31, 2004	3,900,000	$62.21	3,900,000

TOTAL	10,416,000	$60.52	10,416,000	34,782,000

(1) On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, and July 30, 2003. In July 2003, the Board renewed the share repurchase program and authorized the Company to repurchase up to 60,000,000 shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the three months ended March 31, 2004, the Company did not repurchase any shares other than through this publicly announced program.

Item 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description
* Exhibit 10(a)	—	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl

* Exhibit 10(b)	—	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley

† Exhibit 10(c)	—	Amendment Number 4 to the Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation, dated as of March 31, 2004

Exhibit 15	—	Letter Re Unaudited Interim Financial Information

Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

The following Current Reports on Form 8-K were filed or furnished, as applicable, during the first quarter of 2004.

8-K dated January 6, 2004, providing certain information regarding the transaction between the Company and Mid Atlantic Medical Services, Inc., pursuant to Item 5 “Other Events and Regulation FD Disclosure.”

8-K dated January 12, 2004, announcing upcoming earnings release, pursuant to Item 5 “Other Events.”

8-K dated January 22, 2004, together with press release, announcing fourth quarter earnings results, pursuant to Item 12 “Results of Operations and Financial Condition” and Item 7 “Financial Statements and Exhibits.”

8-K/A dated January 22, 2004, together with press release, amending 8-K dated January 22, 2004, pursuant to Item 12 “Results of Operations and Financial Condition” and Item 7 “Financial Statements and Exhibits.”

8-K dated February 5, 2004, together with Underwriting Agreement and related documents, announcing the issuance of debt securities, pursuant to Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits.”

8-K dated February 10, 2004, together with press release, announcing receipt of necessary approvals and anticipated closing of the Mid Atlantic Medical Services, Inc. transaction, pursuant to Item 5 “Other Events and Regulation FD Disclosure” and Item 7 “Financial Statements and Exhibits.”

8-K dated February 17, 2004, announcing upcoming meetings with investors and analysts, pursuant to Item 9 “Regulation FD Disclosure” and Item 7 “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 7, 2004

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: May 7, 2004

EXHIBITS

Exhibit Number		Description
* Exhibit 10(a)	—	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl
* Exhibit 10(b)	—	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley
† Exhibit 10(c)	—	Amendment Number 4 to the Information Technology Services Agreement between United HealthCare Services, Inc. and Unisys Corporation, dated as of March 31, 2004
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

EXHIBIT 15

LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

May 7, 2004

UnitedHealth Group Incorporated

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of UnitedHealth Group Incorporated and Subsidiaries for the period ended March 31, 2004, as indicated in our report dated April 30, 2004; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated by reference in Registration Statement File Nos. 333-66013, 33-22310, 33-50282, 33-59083, 33-59623, 33-63885, 33-67918, 33-68300, 33-75846, 333-02525, 333-04875, 333-25923, 333-44613, 333-45289, 333-50461, 333-66013, 333-71007, 333-81337, 333-87243, 333-88506, 333-90247, 333-46284, 333-55666, 333-100027, 333-105875, 333-105877, 333-110356 and 333-113755.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

EXHIBIT 31

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, William W. McGuire, M.D., Chairman and Chief Executive Officer of UnitedHealth Group Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UnitedHealth Group Incorporated (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 7, 2004

/S/    WILLIAM W. MCGUIRE, M.D.

        William W. McGuire, M.D.

        Chairman and Chief Executive Officer

Certification of Principal Financial Officer

I, Patrick J. Erlandson, Chief Financial Officer of UnitedHealth Group Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UnitedHealth Group Incorporated (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 7, 2004

/s/ PATRICK J. ERLANDSON
Patrick J. Erlandson
Chief Financial Officer

EXHIBIT 32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of UnitedHealth Group Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William W. McGuire, M.D., Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ WILLIAM W. MCGUIRE, M.D.
William W. McGuire, M.D.
Chairman and Chief Executive Officer
May 7, 2004

In connection with the Quarterly Report of UnitedHealth Group Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick J. Erlandson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ PATRICK J. ERLANDSON
Patrick J. Erlandson
Chief Financial Officer
May 7, 2004