Form 10-Q
period 2004-06-30
UNITEDHEALTH GROUP INC
filed 2004-08-09
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

As of August 4, 2004, 664,697,938 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

10th Amendment to AARP Health Insurance Agreement
Amendment No.3 to Information Technology Services Agreement
Letter Re Unaudited Interim Financial Information
Certifications Pursuant to Section 302
Certifications Pursuant to Section 906

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share and per share data)

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and Cash Equivalents	$3,100	$2,262
Short-Term Investments	409	486
Accounts Receivable, net	836	745
Assets Under Management	1,932	2,019
Deferred Income Taxes and Other	751	608

Total Current Assets	7,028	6,120
Long-Term Investments	6,684	6,729
Property, Equipment, Capitalized Software, and Other Assets, net	1,162	1,096
Goodwill	5,479	3,509
Other Intangible Assets, net	530	180

TOTAL ASSETS	$20,883	$17,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$4,806	$4,152
Accounts Payable and Accrued Liabilities	1,863	1,575
Other Policy Liabilities	1,942	2,117
Commercial Paper and Current Maturities of Long-Term Debt	150	229
Unearned Premiums	611	695

Total Current Liabilities	9,372	8,768
Long-Term Debt, less current maturities	2,250	1,750
Future Policy Benefits for Life and Annuity Contracts	1,614	1,517
Deferred Income Taxes and Other Liabilities	529	471

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 607 and 583 issued and outstanding	6	6
Additional Paid-In Capital	1,029	58
Retained Earnings	6,046	4,915
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	37	149

Total Shareholders’ Equity	7,118	5,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,883	$17,634

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUES
Premiums	$7,801	$6,248	$15,065	$12,396
Services	813	779	1,602	1,549
Investment and Other Income	90	60	181	117

Total Revenues	8,704	7,087	16,848	14,062

MEDICAL AND OPERATING COSTS
Medical Costs	6,326	5,109	12,195	10,159
Operating Costs	1,346	1,195	2,663	2,394
Depreciation and Amortization	87	74	169	147

Total Medical and Operating Costs	7,759	6,378	15,027	12,700

EARNINGS FROM OPERATIONS	945	709	1,821	1,362
Interest Expense	(28)	(24)	(52)	(47)

EARNINGS BEFORE INCOME TAXES	917	685	1,769	1,315
Provision for Income Taxes	(321)	(246)	(619)	(473)

NET EARNINGS	$596	$439	$1,150	$842

BASIC NET EARNINGS PER COMMON SHARE	$0.98	$0.74	$1.90	$1.42

DILUTED NET EARNINGS PER COMMON SHARE	$0.93	$0.71	$1.81	$1.36

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	610	590	606	593
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	29	28	29	28

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	639	618	635	621

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In millions)

	Six Months Ended
	June 30,

	2004	2003

OPERATING ACTIVITIES
Net Earnings	$1,150	$842
Noncash Items:
Depreciation and Amortization	169	147
Deferred Income Taxes and Other	27	(5)
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Assets	9	25
Medical Costs Payable	302	283
Accounts Payable and Other Accrued Liabilities	437	349
Unearned Premiums	(167)	(151)

Cash Flows From Operating Activities	1,927	1,490

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(638)	(56)
Purchases of Property, Equipment and Capitalized Software	(159)	(181)
Purchases of Investments	(1,133)	(1,045)
Maturities and Sales of Investments	1,481	1,649

Cash Flows (Used For) From Investing Activities	(449)	367

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	182	145
Common Stock Repurchases	(1,253)	(859)
Repayments of Commercial Paper, net	(79)	(461)
Proceeds from Issuances of Long-Term Debt	500	450
Other	10	(9)

Cash Flows Used For Financing Activities	(640)	(734)

INCREASE IN CASH AND CASH EQUIVALENTS	838	1,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,262	1,130

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,100	$2,253

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$1,932	$—

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

NET EARNINGS
As Reported	$596	$439	$1,150	$842
Compensation Expense, net of tax effect	(32)	(31)	(64)	(60)

Pro Forma	$564	$408	$1,086	$782

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.98	$0.74	$1.90	$1.42
Pro Forma	$0.92	$0.69	$1.79	$1.32
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.93	$0.71	$1.81	$1.36
Pro Forma	$0.88	$0.66	$1.71	$1.26

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

On July 29, 2004, the Company, through our Health Care Services business segment, acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger significantly strengthens our market position in this region and provides substantial distribution opportunities for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $4.1 billion. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $735 million and associated deferred tax liabilities of $257 million, and goodwill of approximately $3.6 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes.

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

(in millions — unaudited)

Cash, Cash Equivalents and Investments	$736
Accounts Receivable and Other Current Assets	228
Property, Equipment, Capitalized Software and Other Assets	89
Medical Costs Payable	(283)
Other Current Liabilities	(132)

Net Tangible Assets Acquired	$638

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations and financial condition of Oxford have not been included in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets since the acquisition occurred subsequent to June 30, 2004. The results of operations and financial condition of MAMSI have been included in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets since the acquisition date. The unaudited pro forma financial information presented below assumes that the acquisitions of Oxford and MAMSI had occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the preliminary purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on preliminary estimates of fair values, the actual amounts recorded as of the completion of the purchase price allocation may differ materially from the information presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Oxford and MAMSI acquisitions been consummated at the beginning of the respective periods.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

Proforma — unaudited	2004	2003	2004	2003

(In millions, except per share data)
Revenues	$10,115	$9,083	$19,960	$18,030
Net Earnings	$667	$529	$1,318	$1,016
Earnings Per Share
Basic	$1.01	$0.78	$1.98	$1.49
Diluted	$0.96	$0.75	$1.89	$1.43

4.  Cash, Cash Equivalents and Investments

As of June 30, 2004, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$3,100	$—	$—	$3,100
Debt Securities — Available for Sale	6,719	113	(64)	6,768
Equity Securities — Available for Sale	186	11	(3)	194
Debt Securities — Held to Maturity	131	—	—	131

Total Cash and Investments	$10,136	$124	$(67)	$10,193

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gross Realized Gains	$13	$14	$20	$22
Gross Realized Losses	(5)	(9)	(5)	(16)

Net Realized Gains	$8	$5	$15	$6

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

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2004 and 2003, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2003	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	1,956	—	—	14	1,970

Balance at June 30, 2004	$3,726	$698	$409	$646	$5,479

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Acquisitions and Subsequent Payments	5	—	26	9	40

Balance at June 30, 2003	$1,698	$698	$389	$618	$3,403

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2004 and December 31, 2003 were as follows (in millions):

		June 30, 2004			December 31, 2003

	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts and Membership Lists	16 years	$445	$(17)	$428	$93	$(6)	$87
Patents, Trademarks and Technology	9 years	66	(29)	37	73	(26)	47
Other	14 years	80	(15)	65	57	(11)	46

Total	14 years	$591	$(61)	$530	$223	$(43)	$180

Amortization expense relating to other intangible assets was $11 million and $19 million for the three and six months ended June 30, 2004 and $4 million and $8 million for the three and six months ended June 30, 2003.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for the years ending December 31 relating to other intangible assets included in the June 30, 2004 Condensed Consolidated Balance Sheets is as follows (in millions):

2004	2005	2006	2007	2008

$40	$42	$42	$40	$37

6.	Medical Costs and Medical Costs Payable

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

Medical costs for the three months ended June 30, 2004 include approximately $60 million of favorable medical cost development, all related to prior years. Medical costs for the three months ended June 30, 2003 include approximately $50 million of favorable medical cost development related to prior years and approximately $50 million of favorable medical cost development related to the first quarter of 2003. Medical costs for the six months ended June 30, 2004 and 2003 include approximately $150 million and $110 million, respectively, of favorable medical cost development related to prior years. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of June 30, 2004.

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	June 30, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$—	$—	$79	$79
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	426	400	438
5.2% Senior Unsecured Notes due January 2007	400	421	400	427
3.3% Senior Unsecured Notes due January 2008	500	486	500	499
3.8% Senior Unsecured Notes due February 2009	250	245	—	—
4.9% Senior Unsecured Notes due April 2013	450	444	450	454
4.8% Senior Unsecured Notes due February 2014	250	242	—	—

Total Commercial Paper and Debt	2,400	2,414	1,979	2,047
Less Current Maturities	(150)	(150)	(229)	(229)

Long-Term Debt, less current maturities	$2,250	$2,264	$1,750	$1,818

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rates on our November 2004 floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.6%. As of June 30, 2004, the applicable rate on the notes was 1.8%.

In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014 to finance a majority of the cash portion of the MAMSI purchase price as described in Note 3. In December 2003, we issued $500 million of 3.3% fixed-rate notes due January 2008, and in March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. We used the proceeds from these borrowings to repay commercial paper and term debt maturing in 2003, and for general corporate purposes including working capital, business acquisitions and share repurchases. We have interest rate swap agreements that qualify as fair value hedges to convert a portion of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $1.4 billion with variable rates that are benchmarked to the six-month LIBOR rate and are reset on a semiannual basis in arrears. At June 30, 2004, the rate used to accrue interest expense on these agreements ranged from 1.7% to 2.7%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

In July 2004, we issued $1.2 billion of commercial paper to fund the cash portion of the Oxford purchase price. We expect to refinance this commercial paper with long term debt in the next 12 months. In June 2004, we executed a credit arrangement for a $1 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced the existing $450 million revolving facility that was set to expire in July 2005, and the $450 million, 364-day facility that was set to expire in July 2004. In June 2004, we also executed a credit arrangement for a $1.5 billion 364-day bridge facility. The bridge facility was used to support the issuance of commercial paper to fund the cash portion of the Oxford purchase price in July 2004. As of June 30, 2004, we had no amounts outstanding under these credit facilities. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

8.	AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.2 billion annually.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	June 30,	December 31,
	2004	2003

Accounts Receivable	$378	$352
Assets Under Management	$1,899	$1,959
Medical Costs Payable	$912	$874
Other Policy Liabilities	$1,195	$1,275
Other Current Liabilities	$170	$162

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. Interest earnings and realized investment gains and losses on these assets accrue to AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of June 30, 2004 and December 31, 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2004	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$206	$—	$—	$206
Debt Securities — Available for Sale	1,658	48	(13)	1,693

Total Cash and Investments	$1,864	$48	$(13)	$1,899

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$218	$—	$—	$218
Debt Securities — Available for Sale	1,655	86	—	1,741

Total Cash and Investments	$1,873	$86	$—	$1,959

As of June 30, 2004 and December 31, 2003, respectively, debt securities consisted of $703 million and $711 million in U.S. Government and Agency obligations, $20 million and $16 million in state and municipal obligations and $970 million and $1,014 million in investment grade corporate obligations. At June 30, 2004 and December 31, 2003, respectively, debt securities with maturities of less than one year totaled $81 million and $52 million, debt securities maturing in one to five years totaled $1,072 million and $1,404 million, debt securities maturing in five to 10 years totaled $312 million and $160 million and debt securities with maturities more than 10 years totaled $228 million and $125 million.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the six months ended June 30, 2004, we repurchased 20.0 million shares through this program at an average price of approximately $62 per share and at an aggregate cost of $1.2 billion. As of June 30, 2004, we had board of directors’ authorization to purchase up to an additional 25.2 million shares of our common stock.

10.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six month periods ended June 30 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net Earnings	$596	$439	$1,150	$842
Change in Net Unrealized Gains on Investments, net of tax effects	(157)	35	(112)	37

Comprehensive Income	$439	$474	$1,038	$879

11.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans over the age of 50. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with an offering of benefits, networks, services and resources.

•	Ingenix is a leader in the field of health care information serving pharmaceutical, biotechnology and medical device companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents segment financial information for the three and six month periods ended June 30, 2004 and 2003 (in millions):

	Health		Specialized
	Care		Care
Three Months Ended June 30, 2004	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$7,509	$671	$342	$92	$—	$8,614
Revenues — Intersegment	—	165	227	54	(446)	—
Investment and Other Income	79	7	4	—	—	90

Total Revenues	$7,588	$843	$573	$146	$(446)	$8,704

Earnings from Operations	$636	$170	$119	$20	$—	$945

	Health		Specialized
	Care		Care
Three Months Ended June 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$6,056	$626	$262	$83	$—	$7,027
Revenues — Intersegment	—	143	197	43	(383)	—
Investment and Other Income	50	6	4	—	—	60

Total Revenues	$6,106	$775	$463	$126	$(383)	$7,087

Earnings from Operations	$450	$153	$93	$13	$—	$709

	Health		Specialized
	Care		Care
Six Months Ended June 30, 2004	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$14,481	$1,337	$666	$183	$—	$16,667
Revenues — Intersegment	—	326	452	103	(881)	—
Investment and Other Income	157	15	9	—	—	181

Total Revenues	$14,638	$1,678	$1,127	$286	$(881)	$16,848

Earnings from Operations	$1,213	$337	$232	$39	$—	$1,821

	Health		Specialized
	Care		Care
Six Months Ended June 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$12,023	$1,240	$517	$165	$—	$13,945
Revenues — Intersegment	—	291	393	82	(766)	—
Investment and Other Income	97	13	7	—	—	117

Total Revenues	$12,120	$1,544	$917	$247	$(766)	$14,062

Earnings from Operations	$852	$305	$181	$24	$—	$1,362

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

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

We are regularly subject to routine, regular and special governmental audits, investigations and enforcement actions. In addition, a state Department of Insurance or other state or federal authority (including CMS, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and state attorneys general) may from time to time begin a special audit of one of our health plans, our insurance plans or one of our other operations to investigate issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage determinations for medical services, including emergency room care. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

13.	Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN No. 46, as revised in December 2003, requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The adoption of FIN No. 46 did not have any impact on our consolidated financial position or results of operations.

In March 2004, the FASB issued an exposure draft of a proposed standard entitled “Share Based Payment”, which would amend FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 95, “Statement of Cash Flows.” The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective on January 1, 2005. Upon issuance of a final standard, which is expected in late 2004, the Company will evaluate the impact on our consolidated financial position and results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments beginning in the third quarter of 2004. The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairments of applicable debt and equity securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 6, 2004

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

Summary highlights of our second quarter 2004 results include:

•	Diluted net earnings per common share of $0.93, an increase of 31% from $0.71 per share reported in the second quarter of 2003 and an increase of 6% from $0.88 per share reported in the first quarter of 2004.

•	Cash flows from operations of more than $1.9 billion for the six months ended June 30, 2004, an increase of 29% compared to $1.5 billion for the six months ended June 30, 2003.

•	Earnings from operations of $945 million, up $236 million, or 33%, over the prior year and up $69 million, or 8%, sequentially over the first quarter of 2004.

•	Consolidated revenues of $8.7 billion increased $1.6 billion, or 23%, over the second quarter of 2003. Excluding the impact of acquisitions, consolidated revenues increased by approximately 8% over the prior year.

•	The consolidated medical care ratio, excluding AARP, of 79.8% decreased from 80.4% in the second quarter of 2003.

•	Consolidated operating margin of 10.9% improved from 10.0% in the second quarter of 2003.

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30

			Percent			Percent
(In millions, except per share data)	2004	2003	Change	2004	2003	Change

Total Revenues	$8,704	$7,087	23%	$16,848	$14,062	20%
Earnings from Operations	$945	$709	33%	$1,821	$1,362	34%
Net Earnings	$596	$439	36%	$1,150	$842	37%
Diluted Net Earnings Per Common Share	$0.93	$0.71	31%	$1.81	$1.36	33%
Medical Care Ratio	81.1%	81.8%		80.9%	82.0%
Medical Care Ratio, excluding AARP	79.8%	80.4%		79.7%	80.7%
Operating Cost Ratio	15.5%	16.9%		15.8%	17.0%
Return on Equity (annualized)	33.2%	38.5%		35.4%	37.3%
Operating Margin	10.9%	10.0%		10.8%	9.7%

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

Consolidated revenues for the three and six months ended June 30, 2004 of $8.7 billion and $16.8 billion, respectively, increased by $1.6 billion, or 23%, and $2.8 billion, or 20%, over the comparable 2003 periods. Consolidated revenues for the three and six months ended June 30, 2004 increased over the comparable 2003 periods by approximately 15% and 12% as a result of revenues from businesses acquired since the second quarter of 2003 with the remaining increase due primarily to rate increases on premium and fee-based services and growth across business segments. Following is a discussion of second quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues for the three and six month periods ended June 30, 2004 of $7.8 billion and $15.1 billion, respectively, increased by $1.6 billion, or 25%, and $2.7 billion, and 22% over the comparable 2003 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 9% for both the three and six months ended June 30, 2004 over the comparable 2003 periods primarily driven by premium rate increases.

For the three and six months ended June 30, 2004, UnitedHealthcare premium revenues increased by $1.1 billion and $1.9 billion, respectively, due mainly to the acquisitions of Mid Atlantic Medical Services, Inc. (MAMSI) and Golden Rule Financial Corporation (Golden Rule) since the second quarter of 2003 and average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a decrease in the number of individuals served by risk-based products. Ovations premium revenues increased by approximately 14% and 13% for the three and six months ended June 30, 2004, respectively, over the comparable 2003 periods driven by an increase in the number of individuals served by Medicare supplement products provided to AARP members and by Medicare Advantage products, as well as the related premium rate increases. Premium revenues from AmeriChoice Medicaid programs for the three and six months ended June 30, 2004 increased by $127 million, or 20%, and $222 million, or 18%, respectively, over the comparable 2003 periods primarily driven by an increase in the number of individuals served and the acquisition of a Medicaid health plan in Michigan in February 2004. The remaining premium revenue increase is due mainly to strong growth in several of Specialized Care Services’ businesses.

Service Revenues

Service revenues during the three and six months ended June 30, 2004 of $813 million and $1.6 billion, respectively, increased $34 million, or 4%, and $53 million, or 3%, over the comparable 2003 periods. The increase in service revenues was driven primarily by aggregate growth of approximately 4% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during the six months ended June 30, 2004 over the comparable 2003 period, excluding the impact of acquisitions.

Investment and Other Income

Investment and other income during the three and six months ended June 30, 2004 totaled $90 million and $181 million, respectively, representing increases of $30 million and $64 million over the comparable 2003 periods. Interest income for the three and six months ended June 30, 2004 increased by $27 million and $55 million, respectively, over the comparable 2003 periods mainly due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Golden Rule and MAMSI. Net capital gains on sales of investments for the three and six months ended June 30, 2004 were $8 million and $15 million, respectively, compared with $5 million and $6 million for the three and six months ended June 30, 2003.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio for the three and six months ended June 30, 2004 of 81.1% and 80.9%, respectively, improved from 81.8% and 82.0% in the comparable 2003 periods. Excluding the AARP business,1 the medical care ratio for the three and six months ended June 30, 2004 of 79.8% and 79.7%, respectively, improved from 80.4% and 80.7% in the comparable 2003 periods. These medical care ratio decreases resulted primarily from net premium rate increases that exceeded overall medical benefit cost increases and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods that are identified in the current period are included in total medical costs reported for the current period. Medical costs for the second quarter of 2004 include approximately $60 million of favorable medical cost development, all related to prior fiscal years. Medical costs for the second quarter of 2003 include approximately $50 million of favorable medical cost development related to prior fiscal years and $50 million of favorable medical cost development related to the first quarter of 2003.

On an absolute dollar basis, medical costs for the three and six months ended June 30, 2004 increased $1.2 billion, or 24%, and $2.0 billion, or 20%, respectively, over the comparable 2003 periods. The increase was driven primarily by a rise in medical costs of approximately 9% due to medical cost inflation and a moderate increase in health care consumption, and incremental medical costs related to businesses acquired since the second quarter of 2003.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and six months ended June 30, 2004 of 15.5% and 15.8%, respectively, improved from 16.9% and 17.0% in the comparable 2003 periods. These decreases were driven primarily by revenue mix changes, with greater growth from premium revenues than from service revenues. Our premium-based products have lower operating cost ratios than our fee-based products. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the three and six months ended June 30, 2004 increased $151 million, or 13%, and $269 million, or 11%, respectively, over the comparable 2003 periods. These increases were driven by a 9% increase in total individuals served by Health Care Services and Uniprise during the six months ended June 30, 2004 over the comparable 2003 period, increases in broker commissions and premium taxes due to increased revenues, general operating cost inflation and additional operating costs associated with acquired businesses.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2004 of $87 million and $169 million, respectively, increased from $74 million and $147 million in the comparable 2003 periods. The increases were due to additional depreciation and amortization resulting from higher levels of computer equipment, capitalized software and intangible assets as a result of technology enhancements, business growth and businesses acquired since the second quarter of 2003.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2004 was 35.0% compared to 36.0% in the comparable 2003 periods. The decrease is mainly driven by changes in business and income mix between states with differing income tax rates.

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

Business Segments

The following summarizes the operating results of our business segments for three and six month periods ended June 30 (in millions):

     Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
	2004	2003	Change	2004	2003	Change

Health Care Services	$7,588	$6,106	24%	$14,638	$12,120	21%
Uniprise	843	775	9%	1,678	1,544	9%
Specialized Care Services	573	463	24%	1,127	917	23%
Ingenix	146	126	16%	286	247	16%
Eliminations	(446)	(383)	n/a	(881)	(766)	n/a

Consolidated Revenues	$8,704	$7,087	23%	$16,848	$14,062	20%

     Earnings from Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
	2004	2003	Change	2004	2003	Change

Health Care Services	$636	$450	41%	$1,213	$852	42%
Uniprise	170	153	11%	337	305	10%
Specialized Care Services	119	93	28%	232	181	28%
Ingenix	20	13	54%	39	24	63%

Consolidated Earnings from Operations	$945	$709	33%	$1,821	$1,362	34%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and six months ended June 30, 2004 of $7.6 billion and $14.6 billion, respectively, representing increases of $1.5 billion, or 24%, and $2.5 billion, or 21%, over the comparable 2003 periods. Excluding the impact of acquisitions, Health Care Services revenues for the three and six months ended June 30, 2004 increased by approximately 7%, primarily driven by premium rate increases partially offset by a decrease in the number of individuals served by commercial risk-based products.

The increase in Health Care Services revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and six months ended June 30, 2004 of $1.1 billion and $1.9 billion, respectively, due mainly to the acquisitions of MAMSI and Golden Rule since the second quarter of 2003 and average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a decrease in the number of individuals served by risk-based products. The remaining increase in Health Care Services revenues is largely due to growth in the number of individuals served by UnitedHealthcare fee-based products, Ovations Medicare supplement products provided to AARP members, Ovations Medicare Advantage products, and AmeriChoice Medicaid products, as well as annual rate increases on these products.

For the three and six months ended June 30, 2004, Health Care Services earnings from operations of $636 million and $1.2 billion, respectively, increased $186 million, or 41%, and $361 million, or 42%, over the comparable 2003 periods. These increases primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s fee-based products, and the acquisitions of MAMSI and Golden Rule since the second quarter of 2003. UnitedHealthcare’s commercial medical care ratio improved to 79.4% in the second quarter of 2004 from

80.7% in 2003. The decrease is mainly due to net premium rate increases that exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ operating margin for the three and six months ended June 30, 2004 improved to 8.4% and 8.3% from 7.4% and 7.0%, respectively, in the comparable 2003 periods. This was driven mainly by the improved medical care ratios and changes in business and customer mix discussed above.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of June 30 (in thousands)1:

	2004	2003

Commercial
Risk-based	6,225	4,985
Fee-based	3,060	2,805

Total Commercial	9,285	7,790
Medicare Advantage	240	225
Medicaid	1,230	1,070

Total Health Care Services	10,755	9,085

[1]	Excludes individuals served by Ovations’ Medicare supplement products to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of June 30, 2004 was 9.3 million, an increase of approximately 1.5 million, or 19%, from June 30, 2003. Excluding the acquisitions of MAMSI, Golden Rule and a smaller regional health plan, the number of individuals served by UnitedHealthcare’s commercial business increased by 55,000. An increase of approximately 165,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, was partially offset by a 110,000 decrease in the number of individuals served by risk-based products, resulting from customers converting to self-funded, fee-based arrangements and a competitive commercial risk-based pricing environment.

Ovations’ Medicare Advantage enrollment was 240,000 as of June 30, 2004, an increase of 15,000, or 7%, from June 30, 2003. AmeriChoice’s Medicaid enrollment increased by 160,000, or 15%, due to strong organic growth in the number of individuals served and the acquisition of a Medicaid health plan in Michigan in February 2004, resulting in the addition of approximately 95,000 individuals served.

Uniprise

Uniprise revenues for the three and six months ended June 30, 2004 of $843 million, and $1.7 billion, respectively, increased by $68 million, or 9%, and $134 million, or 9%, over the comparable 2003 periods. These increases were driven primarily by growth of approximately 3% in the number of individuals served by Uniprise during the six months ended June 30, 2004 over the comparable 2003 period and annual rate increases. Uniprise served 9.5 million individuals and 9.3 million individuals as of June 30, 2004 and 2003, respectively.

Uniprise earnings from operations for the three and six months ended June 30, 2004 of $170 million and $337 million, respectively, increased $17 million, or 11%, and $32 million, or 10%, over the comparable 2003 periods. Operating margin for the three and six months ended June 30, 2004 improved to 20.2% and 20.1%, from 19.7% and 19.8%, respectively, in the comparable 2003 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions.

Specialized Care Services

For the three and six months ended June 30, 2004, Specialized Care Services revenues of $573 million and $1.1 billion, respectively, increased by $110 million, or 24%, and $210 million, or 23%, over the comparable

2003 periods. These increases were principally driven by an 11% increase in the number of individuals served by its specialty benefit businesses as well as rate increases related to these businesses and approximately $30 million and $58 million of revenues for the three and six months ended June 30, 2004, respectively, related to businesses acquired since the second quarter of 2003.

Earnings from operations for the three and six months ended June 30, 2004 of $119 million and $232 million, respectively, increased $26 million, or 28%, and $51 million, or 28%, over the comparable 2003 periods. Specialized Care Services’ operating margin for the three and six months ended June 30, 2004 improved to 20.8% and 20.6%, from 20.1% and 19.7%, respectively, in the comparable 2003 periods. These increases were driven primarily by operational and productivity improvements within several of Specialized Care Services’ businesses. With the continuing growth of the Specialized Care Services segment, we are consolidating production and service operations to a segmentwide service and production infrastructure to improve service, quality and consistency, and to enhance productivity and efficiency.

Ingenix

For the three and six months ended June 30, 2004, Ingenix revenues of $146 million and $286 million, respectively, increased by $20 million, or 16%, and $39 million, or 16%, over the comparable 2003 periods. This was driven mainly by new business growth in the health information and clinical research businesses.

Earnings from operations for the three and six month periods ended June 30, 2004 were $20 million and $39 million, respectively, increasing by 54% and 63% over the comparable 2003 periods. The operating margin for the three and six months ended June 30, 2004 improved to 13.7% and 13.6%, from 10.3% and 9.7%, respectively, in the comparable 2003 periods. These increases were driven by growth and expanding margins in the health information and clinical research businesses. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at June 30, 2004

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing activities within the confines of our financial strategy.

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

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with the issuance of commercial paper, long-term debt and the availability of committed credit facilities, further strengthens our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

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

     Cash and Investments

Cash flows from operating activities was over $1.9 billion in the six months ended June 30, 2004, representing an increase over the comparable 2003 period of $437 million, or 29%. This increase in operating cash flows resulted primarily from an increase of $362 million in net income excluding depreciation, amortization and other noncash items. Operating cash flows increased by $75 million due to cash generated by working capital changes. As premium revenues and related medical costs increase, we typically generate incremental operating cash flows because we collect premium revenues in advance of the claim payments for related medical costs.

We maintained a strong financial condition and liquidity position, with cash and investments of $10.2 billion at June 30, 2004. Total cash and investments increased by $716 million since December 31, 2003, primarily due to cash and investments acquired in the MAMSI acquisition in February 2004 and strong operating cash flows, partially offset by capital expenditures, cash paid for business acquisitions and common stock repurchases.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2004, approximately $370 million of our $10.2 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

     Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of June 30, 2004 and December 31, 2003, we had commercial paper and debt outstanding of approximately $2.4 billion and $2.0 billion, respectively. Our debt-to-total-capital ratio was 25.2% and 27.8% as of June 30, 2004 and December 31, 2003, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On July 29, 2004, the Company, through our Health Care Services business segment, acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger significantly strengthens our market position in this region and provides substantial distribution opportunities for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options.

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

In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014. In December and March 2003, we issued $500 million of four-year, fixed-rate notes and $450 million of 10-year, fixed-rate notes with interest rates of 3.3% and 4.9%, respectively. We entered into interest rate swap agreements to convert our interest exposure on a majority of these 2003 and 2004 borrowings from a fixed to a variable rate. The interest rate swap agreements on these borrowings have aggregate notional amounts of $1,225 million. At June 30, 2004, the rate used to accrue interest expense on these agreements ranged from 1.7% to 2.7%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. We used the proceeds from the 2004 borrowings to finance a majority of the cash portion of the MAMSI purchase price as described above. We used the proceeds from the 2003 borrowings to repay commercial paper and maturing term debt, and for general corporate purposes, including working capital, capital expenditures, business acquisitions and share repurchases. Commercial paper and current maturities of long-term debt decreased from $811 million as of December 31, 2002, to $150 million as of June 30, 2004, as a result of these actions.

In July 2004, we issued $1.2 billion of commercial paper to fund the cash portion of the Oxford purchase price. We expect to refinance this commercial paper with long term debt in the next 12 months. In June 2004, we executed a credit arrangement for a $1 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced the existing $450 million revolving facility that was set to expire in July 2005, and the $450 million, 364-day facility that was set to expire in July 2004. In June 2004, we also executed a credit arrangement for a $1.5 billion 364-day bridge facility. The bridge facility was used to support the issuance of commercial paper to fund the cash portion of the Oxford purchase price in July 2004. As of June 30, 2004, we had no amounts outstanding under these credit facilities. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A3” with a positive outlook by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-2” with a positive outlook by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at approximately 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2004, we repurchased 20.0 million shares through this program at an average price of approximately $62 per share and an aggregate cost of approximately $1.2 billion. As of June 30, 2004, we had board of directors’ authorization to purchase up to an additional 25.2 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In June 2004, our new S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) was declared effective by the Securities and Exchange Commission. Under this registration statement, the remaining issuing capacity of all covered securities is $2.0 billion. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of approximately 24.3 million shares of our common stock in connection with acquisition activities. We filed a separate S-4 registration statement for the 36.4 million shares issued in connection with the February 2004 acquisition of MAMSI as described above. We also filed a separate S-4 registration statement for the 52.2 million shares issued in connection with the July 2004 acquisition of Oxford described above.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2003 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.2 billion annually.

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

		Net Impact	Medical Costs			Earnings from Operations
	Net Favorable	on Medical
	Development	Costs(a)	As Reported	As Adjusted(b)		As Reported	As Adjusted(b)

2000	$15	$(15)	$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)	$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)	$18,192	$18,112		$2,186	$2,266
2003	$150	$— (c)	$20,714	$20,714	(c)	$2,935	$2,935	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the six months ended June 30, 2004, the company recorded net favorable medical cost development of $150 million pertaining to 2003. The amount of prior period development in 2004 pertaining to 2003 will change as our December 31, 2003 medical costs payable estimate continues to develop throughout 2004.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of June 30, 2004, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of June 30, 2004; however, actual claim payments may differ from established estimates.

Assuming a hypothetical 1% difference between our June 30, 2004 estimates of medical costs payable and actual costs payable, excluding the AARP business, second quarter 2004 earnings from operations would increase or decrease by approximately $40 million and diluted net earnings per common share would increase or decrease by approximately $0.04 per share.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2004, there were no significant concentrations of credit risk.

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

Under risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 75% to 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to our customers. The profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. Relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by one percent for UnitedHealthcare’s commercial insured products, our annual net earnings for 2003 would have been reduced by approximately $75 million. In addition, the financial results we report for any particular period include estimates of costs incurred for which the underlying claims have not been received by us or for which the claims have been received but not processed. If these estimates prove too high or too low, the effect of the change will be included in future results.

We face intense competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face significant competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services businesses, competitors include Aetna, Anthem, Cigna, Coventry, Humana, PacifiCare, WellPoint, numerous for profit and not for profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix businesses also compete with a number of businesses. Moreover, we believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, these competitors may have capabilities that give them a competitive advantage. Greater market share, established reputation, superior supplier arrangements, existing business relationships, and other factors all can provide a competitive advantage. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. This level of consolidation makes it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, and to maintain or advance profitability.

Our relationship with AARP is significant to our Ovations business.

Under our 10-year contract with AARP which was initiated in 1998, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of June 30, 2004, our portion of AARP’s insurance program represented approximately $4.2 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP.

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

State legislatures and Congress continue to focus on health care issues. Legislative and regulatory proposals at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; claim payments and processing; drug utilization and patient safety efforts; use and maintenance of individually identifiable health information; medical malpractice litigation; and government-sponsored programs. We cannot predict if any of these initiatives will ultimately become binding law or regulation, or, if enacted, what their terms will be, but their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for a loss of business. `

We are also regularly subject to routine, regular and special governmental audits, investigations and enforcement actions. Such oversight could result in our loss of licensure or our right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could damage our reputation in various markets and make it more difficult for us to sell our products and services. We are currently involved in various governmental audits, investigations, and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare and Medicaid Services, state insurance and health and welfare departments and state attorneys general, the Office of Personnel Management, the Office of the Inspector General and U.S. Attorney General.

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

We depend on independent third parties, such as IBM, Unisys and Medco Health Solutions, Inc., with whom we have entered into agreements, for significant portions of our data center operations and pharmacy benefits management and processing. Even though we have appropriate provisions in our agreements with IBM, Unisys and Medco, including provisions with respect to specific performance standards, covenants, warranties, audit rights, indemnification, and other provisions, our dependence on these third parties makes our operations vulnerable to their failure to perform adequately under the contracts, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms.

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

The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many external factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. Despite our specific outlook or prospects, the market price of our common stock may decline as a result of any of these external factors. By way of illustration, our stock price has ranged from $35.33 on December 31, 2001 to $62.25 on June 30, 2004 (as adjusted to reflect stock splits and dividends).

Item 3.	Quantitative And Qualitative Disclosers About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates and equity prices. The company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Nearly $10 billion of our cash equivalents and investments at June 30, 2004 were fixed-income securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at June 30, 2004, the fair value of our fixed-income investments would decrease or increase by approximately $300 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $1.6 billion of our debt had variable rates of interest and $825 million had fixed rates as of June 30, 2004. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At June 30, 2004, we had $194 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2004

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multi-district litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants’ petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against PacifiCare and UnitedHealthcare should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants’ further motion to compel arbitration. Significantly, the court denied the industry defendants’ motion with respect to plaintiffs’ derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court’s arbitration order to the Eleventh Circuit. A trial date has been set for March 14, 2005.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group. This lawsuit was filed on March 15, 2000, in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. We are engaged in discovery in this matter. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, on threshold standing grounds. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations.

Because of the nature of our business, we are routinely subject to lawsuits alleging various causes of action. Some of these suits may include claims for substantial non-economic, treble or punitive damages. We are also regularly subject to routine, regular and special governmental audits, investigations and enforcement actions. In addition, a state Department of Insurance or other state or federal authority (including CMS, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and state attorneys general) may from time to time begin a special audit of one of our health plans, our insurance plans or one of our other operations to investigate issues such as utilization management; financial, eligibility or other data reporting; prompt claims payment; or coverage determinations for medical services, including emergency room care. Any such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any such actions, including those described above, or any other types of actions, investigations, audits or reviews, currently threatened or pending, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Second Quarter 2004

			(c) Total Number
			of Shares	(d) Maximum
			Purchased as Part	Number of Shares
			of Publicly	that may yet be
	(a) Total Number of	(b) Average Price	Announced Plans	purchased under the
For the Month Ended	Shares Purchased	Paid per Share	or Programs	plans or programs

April 30, 2004	4,702,700	$64.56	4,702,700
May 31, 2004	3,360,000	$62.41	3,360,000
June 30, 2004	1,512,000	$64.98	1,512,000

TOTAL	9,574,700	$63.87	9,574,700	25,207,300

(1)	On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, and July 30, 2003. In July 2003, the Board renewed the share repurchase program and authorized the Company to repurchase up to 60,000,000 shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the six months ended June 30, 2004, the Company did not repurchase any shares other than through this publicly announced program.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 12, 2004 (the “Annual Meeting”), the Company’s shareholders voted on four items: the election of directors, the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company, a shareholder proposal requesting the expensing of stock options, and a shareholder proposal requesting replacing stock options with restricted stock for the Company’s executives.

The four directors elected at the Annual Meeting were: William C. Ballard, Jr., with 480,583,700 votes cast for his election and 67,187,137 votes withheld; Richard T. Burke, with 503,800,642 votes cast for his election and 43,970,195 withheld; Stephen J. Hemsley, with 527,839,202 votes cast for his election and 19,931,635 votes withheld; Donna E. Shalala with 530,984,799 votes cast for her election and 16,786,038 votes withheld. The other directors whose terms of office continued after the Annual Meeting were: James A. Johnson, Thomas H. Kean, Douglas W. Leatherdale, William W. McGuire, Mary O. Mundinger, Robert L. Ryan, William G. Spear, and Gail R. Wilensky.

The appointment of Deloitte & Touche LLP as independent public auditors for the Company for the year ending December 31, 2004 was ratified with 531,714,701 votes cast for ratification, 12,848,341 votes cast against ratification and 3,207,795 votes abstaining. There were no broker non-votes on this matter.

The shareholder proposal regarding the expensing of stock options was ratified with 255,873,570 votes cast for the proposal, 229,538,449 votes cast against the proposal, and 11,894,204 votes abstaining. There were 50,464,614 broker non-votes cast on this matter. The Board of Directors will re-evaluate whether expensing of stock options is in the best interests of the Company and its shareholders based on current accounting rules and industry practice.

The shareholder proposal regarding replacing stock options with restricted stock was not ratified with 463,619,141 votes cast against the proposal, 26,086,300 votes cast for the proposal, and 7,600,782 votes abstaining. There were 50,464,614 broker non-votes cast on this matter.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

†Exhibit 10(a)	—	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004
Exhibit 10(b)	—	Amendment No. 3 to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

The following Current Reports on Form 8-K were filed or furnished, as applicable, during the second quarter of 2004.

8-K dated April 15, 2004, together with press release, announcing first quarter earnings results, pursuant to Item 12 “Results of Operations and Financial Condition” and Item 7 “Financial Statements and Exhibits.”

8-K dated April 27, 2004, together with press release, announcing the execution of an Agreement and Plan of Merger between the Company and Oxford Health Plans, Inc., pursuant to Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits.”

8-K dated May 5, 2004, announcing a change in a Board committee membership and other matters consistent with the Company’s corporate governance practices, pursuant to Item 5 “Other Events”.

8-K dated May 18, 2004, announcing upcoming meetings with investors and analysts, pursuant to Item 9 “Regulation FD Disclosure”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 9, 2004

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: August 9, 2004

EXHIBITS

Exhibit
Number			Description

†Exhibit 10	(a)	—	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004
Exhibit 10	(b)	—	Amendment No. 3 to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation
Exhibit 15		—	Letter Re Unaudited Interim Financial Information
Exhibit 31		—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32		—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.