Form 10-Q
period 2004-09-30
UNITEDHEALTH GROUP INC
filed 2004-11-09
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

As of November 4, 2004, 653,628,555 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share data)

	September 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and Cash Equivalents	$3,635	$2,262
Short-Term Investments	774	486
Accounts Receivable, net	910	745
Assets Under Management	1,959	2,019
Deferred Income Taxes and Other	918	608

Total Current Assets	8,196	6,120
Long-Term Investments	8,091	6,729
Property, Equipment, Capitalized Software, and Other Assets, net	1,196	1,096
Goodwill	9,165	3,509
Other Intangible Assets, net	1,249	180

TOTAL ASSETS	$27,897	$17,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$5,541	$4,152
Accounts Payable and Accrued Liabilities	2,149	1,575
Other Policy Liabilities	1,965	2,117
Commercial Paper and Current Maturities of Long-Term Debt	150	229
Unearned Premiums	762	695

Total Current Liabilities	10,567	8,768
Long-Term Debt, less current maturities	3,750	1,750
Future Policy Benefits for Life and Annuity Contracts	1,642	1,517
Deferred Income Taxes and Other Liabilities	871	471

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 654 and 583 issued and outstanding	7	6
Additional Paid-In Capital	4,179	58
Retained Earnings	6,745	4,915
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	136	149

Total Shareholders’ Equity	11,067	5,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,897	$17,634

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES
Premiums	$8,920	$6,395	$23,985	$18,791
Services	842	780	2,444	2,329
Investment and Other Income	97	63	278	180

Total Revenues	9,859	7,238	26,707	21,300

MEDICAL AND OPERATING COSTS
Medical Costs	7,180	5,174	19,375	15,333
Operating Costs	1,488	1,226	4,151	3,620
Depreciation and Amortization	99	75	268	222

Total Medical and Operating Costs	8,767	6,475	23,794	19,175

EARNINGS FROM OPERATIONS	1,092	763	2,913	2,125
Interest Expense	(34)	(24)	(86)	(71)

EARNINGS BEFORE INCOME TAXES	1,058	739	2,827	2,054
Provision for Income Taxes	(360)	(263)	(979)	(736)

NET EARNINGS	$698	$476	$1,848	$1,318

BASIC NET EARNINGS PER COMMON SHARE	$1.09	$0.81	$2.99	$2.23

DILUTED NET EARNINGS PER COMMON SHARE	$1.04	$0.77	$2.85	$2.13

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	641	589	618	592
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	29	28	30	28

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	670	617	648	620

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,

	2004	2003

OPERATING ACTIVITIES
Net Earnings	$1,848	$1,318
Noncash Items:
Depreciation and Amortization	268	222
Deferred Income Taxes and Other	25	28
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Assets	(31)	(17)
Medical Costs Payable	335	291
Accounts Payable and Other Accrued Liabilities	606	430
Unearned Premiums	(166)	(139)

Cash Flows From Operating Activities	2,885	2,133

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(1,912)	(87)
Purchases of Property, Equipment and Capitalized Software	(240)	(281)
Purchases of Investments	(2,076)	(1,927)
Maturities and Sales of Investments	2,420	2,267

Cash Flows Used For Investing Activities	(1,808)	(28)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	440	214
Common Stock Repurchases	(2,098)	(1,362)
Repayments of Commercial Paper, net	(79)	(461)
Proceeds from Issuances of Long-Term Debt	2,000	450
Other	33	(9)

Cash Flows From (Used For) Financing Activities	296	(1,168)

INCREASE IN CASH AND CASH EQUIVALENTS	1,373	937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,262	1,130

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,635	$2,067

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$5,557	$—

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

NET EARNINGS
As Reported	$698	$476	$1,848	$1,318
Compensation Expense, net of tax effect	(31)	(32)	(95)	(92)

Pro Forma	$667	$444	$1,753	$1,226

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$1.09	$0.81	$2.99	$2.23
Pro Forma	$1.04	$0.75	$2.83	$2.07
DILUTED NET EARNINGS PER COMMON SHARE As Reported	$1.04	$0.77	$2.85	$2.13
Pro Forma	$1.00	$0.72	$2.71	$1.98

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger significantly strengthens our market position in this region and provides substantial distribution opportunities for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $4.1 billion. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $735 million and associated deferred tax liabilities of $277 million, and goodwill of approximately $3.7 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, which is subject to further refinement, is as follows:

(in millions — unaudited)

Cash, Cash Equivalents and Investments	$1,680
Accounts Receivable and Other Current Assets	169
Property, Equipment, Capitalized Software and Other Assets	37
Medical Costs Payable	(713)
Other Current Liabilities	(317)

Net Tangible Assets Acquired	$856

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, which is subject to further refinement, is as follows:

(in millions — unaudited)

Cash, Cash Equivalents and Investments	$736
Accounts Receivable and Other Current Assets	228
Property, Equipment, Capitalized Software and Other Assets	89
Medical Costs Payable	(297)
Other Current Liabilities	(132)

Net Tangible Assets Acquired	$624

The results of operations and financial condition of Oxford and MAMSI have been included in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets since the acquisition date. The unaudited pro forma financial information presented below assumes that the acquisitions of Oxford and MAMSI had occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the preliminary purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on preliminary estimates of fair values, the actual amounts recorded as of the completion of the purchase price allocation may differ materially from the information presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Oxford and MAMSI acquisitions been consummated at the beginning of the respective periods.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

Proforma — unaudited	2004	2003	2004	2003

(In millions, except per share data)
Revenues	$10,302	$9,239	$30,262	$27,269
Net Earnings	$719	$611	$2,037	$1,627
Earnings Per Share
Basic	$1.09	$0.90	$3.07	$2.39
Diluted	$1.05	$0.86	$2.94	$2.29

4.	Cash, Cash Equivalents and Investments

As of September 30, 2004, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$3,635	$—	$—	$3,635
Debt Securities — Available for Sale	8,334	213	(14)	8,533
Equity Securities — Available for Sale	182	9	(2)	189
Debt Securities — Held to Maturity	143	—	—	143

Total Cash and Investments	$12,294	$222	$(16)	$12,500

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine month periods ended September 30, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Gross Realized Gains	$6	$13	$26	$35
Gross Realized Losses	(6)	(5)	(11)	(21)

Net Realized Gains	$—	$8	$15	$14

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

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2004 and 2003, were as follows (in millions):

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2003	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	5,630	—	—	26	5,656

Balance at September 30, 2004	$7,400	$698	$409	$658	$9,165

	Health		Specialized
	Care		Care		Consolidated
	Services	Uniprise	Services	Ingenix	Total

Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Acquisitions and Subsequent Payments	12	—	38	11	61

Balance at September 30, 2003	$1,705	$698	$401	$620	$3,424

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2004 and December 31, 2003 were as follows (in millions):

		September 30, 2004			December 31, 2003

	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Value	Amortization	Value	Value	Amortization	Value

Customer Contracts and Membership Lists	16 years	$1,174	$(31)	$1,143	$93	$(6)	$87
Patents, Trademarks and Technology	9 years	64	(31)	33	73	(26)	47
Other	11 years	91	(18)	73	57	(11)	46

Total	14 years	$1,329	$(80)	$1,249	$223	$(43)	$180

Amortization expense relating to other intangible assets was $18 million and $37 million for the three and nine months ended September 30, 2004 and $5 million and $13 million for the three and nine months ended September 30, 2003.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for the years ending December 31 relating to other intangible assets included in the September 30, 2004 Condensed Consolidated Balance Sheets is as follows (in millions):

2004	2005	2006	2007	2008

$60	$93	$92	$89	$87

6.	Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and estimates of liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, with the changes in estimates included in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Medical costs for the three months ended September 30, 2004 include approximately $50 million of favorable medical cost development related to prior fiscal years and approximately $50 million of favorable medical cost development related to the first and second quarters of 2004. Medical costs for the three months ended September 30, 2003 include approximately $20 million of favorable medical cost development related to prior fiscal years and approximately $80 million of favorable medical cost development related to the first and second quarters of 2003. Medical costs for the nine months ended September 30, 2004 and 2003 include approximately $200 million and $130 million, respectively, of favorable medical cost development related to prior years. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of September 30, 2004.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	September 30, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Commercial Paper	$—	$—	$79	$79
Floating-Rate Notes due November 2004	150	150	150	150
7.5% Senior Unsecured Notes due November 2005	400	422	400	438
5.2% Senior Unsecured Notes due January 2007	400	417	400	427
3.4% Senior Unsecured Notes due August 2007	550	549	—	—
3.3% Senior Unsecured Notes due January 2008	500	497	500	499
3.8% Senior Unsecured Notes due February 2009	250	249	—	—
4.1% Senior Unsecured Notes due August 2009	450	454	—	—
4.9% Senior Unsecured Notes due April 2013	450	456	450	454
4.8% Senior Unsecured Notes due February 2014	250	250	—	—
5.0% Senior Unsecured Notes due August 2014	500	507	—	—

Total Commercial Paper and Debt	3,900	3,951	1,979	2,047
Less Current Maturities	(150)	(150)	(229)	(229)

Long-Term Debt, less current maturities	$3,750	$3,801	$1,750	$1,818

In July 2004, we issued $1.2 billion of commercial paper to fund the cash portion of the Oxford purchase price. In August 2004, we refinanced the commercial paper by issuing $550 million of 3.4% fixed-rate notes due August 2007, $450 million of 4.1% fixed-rate notes due August 2009 and $500 million of 5.0% fixed-rate notes due August 2014. In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014 to finance a majority of the cash portion of the MAMSI purchase price. In December 2003, we issued $500 million of 3.3% fixed-rate notes due January 2008, and in March 2003, we issued $450 million of 4.9% fixed-rate notes due April 2013. We used the proceeds from these borrowings to repay commercial paper and term debt maturing in 2003, and for general corporate purposes including working capital, business acquisitions and share repurchases.

We have interest rate swap agreements that qualify as fair value hedges to convert the majority of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $2.9 billion with variable rates that are benchmarked to the six-month LIBOR rate. At September 30, 2004, the rates used to accrue interest expense on these agreements ranged from 2.1% to 2.7%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. The interest rates on our November 2004 floating-rate notes are reset quarterly to the three-month LIBOR (London Interbank Offered Rate) plus 0.6%. As of September 30, 2004, the applicable rate on the notes was 2.3%.

In June 2004, we executed a credit arrangement for a $1 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced our $450 million revolving facility that was set to expire in July 2005, and our $450 million, 364-day facility that was set to expire in July 2004. In June 2004, we also executed a credit arrangement for a $1.5 billion 364-day bridge facility. The bridge facility was used to support the issuance of commercial paper to fund the cash portion of the Oxford purchase price in July 2004. The bridge facility was terminated in August 2004 in conjunction with the refinancing of the commercial paper discussed above. As of September 30, 2004, we had no amounts outstanding under these credit facilities.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

8.	AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.5 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of

	September 30,	December 31,
	2004	2003

Accounts Receivable	$382	$352
Assets Under Management	$1,921	$1,959
Medical Costs Payable	$888	$874
Other Policy Liabilities	$1,230	$1,275
Other Current Liabilities	$185	$162

The effects of changes in balance sheet amounts associated with the AARP program accrue to AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. Interest earnings and realized investment gains and losses on these assets accrue to AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of September 30, 2004 and December 31, 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash,

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2004	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$208	$—	$—	$208
Debt Securities — Available for Sale	1,663	52	(2)	1,713

Total Cash and Investments	$1,871	$52	$(2)	$1,921

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Cash and Cash Equivalents	$218	$—	$—	$218
Debt Securities — Available for Sale	1,655	86	—	1,741

Total Cash and Investments	$1,873	$86	$—	$1,959

As of September 30, 2004 and December 31, 2003, respectively, debt securities consisted of $770 million and $711 million in U.S. Government and Agency obligations, $20 million and $16 million in state and municipal obligations and $923 million and $1,014 million in investment grade corporate obligations. At September 30, 2004 and December 31, 2003, respectively, debt securities with maturities of less than one year totaled $81 million and $52 million, debt securities maturing in one to five years totaled $973 million and $1,404 million, debt securities maturing in five to 10 years totaled $413 million and $160 million and debt securities with maturities more than 10 years totaled $246 million and $125 million.

9.	Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the nine months ended September 30, 2004, we repurchased 33.7 million shares through this program at an average price of approximately $63 per share and at an aggregate cost of $2.1 billion. In November 2004, the board of directors renewed the stock repurchase program. The Company is currently authorized to repurchase up to 65 million shares of common stock under the program.

10.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine month periods ended September 30 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net Earnings	$698	$476	$1,848	$1,318
Change in Net Unrealized Gains on Investments, net of tax effects	99	(29)	(13)	8

Comprehensive Income	$797	$447	$1,835	$1,326

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of local employers and consumers. Ovations delivers health and well-being services for Americans over the age of 50. AmeriChoice facilitates and manages health care services for state Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being access and services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans.

•	Specialized Care Services is a portfolio of health and well-being companies, each serving a specialized market need with an offering of benefits, networks, services and resources.

•	Ingenix is a leader in the field of health care information serving pharmaceutical, biotechnology and medical device companies, health insurers and other payers, physicians and other health care providers, large employers and government agencies.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three and nine month periods ended September 30, 2004 and 2003 (in millions):

	Health		Specialized
	Care		Care
Three Months Ended September 30, 2004	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$8,627	$676	$346	$113	$—	$9,762
Revenues — Intersegment	—	159	229	57	(445)	—
Investment and Other Income	85	7	5	—	—	97

Total Revenues	$8,712	$842	$580	$170	$(445)	$9,859

Earnings from Operations	$763	$171	$124	$34	$—	$1,092

	Health		Specialized
	Care		Care
Three Months Ended September 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$6,173	$625	$273	$104	$—	$7,175
Revenues — Intersegment	—	145	199	44	(388)	—
Investment and Other Income	51	8	4	—	—	63

Total Revenues	$6,224	$778	$476	$148	$(388)	$7,238

Earnings from Operations	$490	$154	$100	$19	$—	$763

	Health		Specialized
	Care		Care
Nine Months Ended September 30, 2004	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$23,108	$2,013	$1,012	$296	$—	$26,429
Revenues — Intersegment	—	485	681	160	(1,326)	—
Investment and Other Income	242	22	14	—	—	278

Total Revenues	$23,350	$2,520	$1,707	$456	$(1,326)	$26,707

Earnings from Operations	$1,976	$508	$356	$73	$—	$2,913

	Health		Specialized
	Care		Care
Nine Months Ended September 30, 2003	Services	Uniprise	Services	Ingenix	Eliminations	Consolidated

Revenues — External Customers	$18,196	$1,865	$790	$269	$—	$21,120
Revenues — Intersegment	—	436	592	126	(1,154)	—
Investment and Other Income	148	21	11	—	—	180

Total Revenues	$18,344	$2,322	$1,393	$395	$(1,154)	$21,300

Earnings from Operations	$1,342	$459	$281	$43	$—	$2,125

12.	Commitments and Contingencies

Legal Matters

Because of the nature of our businesses, we are routinely made party to a variety of legal actions related to the design, management and offerings of our services. We record liabilities for our estimates of probable costs resulting from these matters. These matters include, but are not limited to, claims relating to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. Following the events of September 11, 2001, the cost of business insurance coverage

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased significantly. As a result, we have increased the amount of risk that we self-insure, particularly with respect to matters incidental to our business.

In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. Generally, the suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced Corrupt Organization Act (RICO). The suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. All activity in the trial court has been stayed pending the industry defendants’ appeal of an arbitration order.

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

Other Contingencies

In 2002, Oxford Health Plans, Inc. (Oxford), which we acquired on July 29, 2004, entered into agreements with two insurance companies that guaranteed cost reduction targets related to certain orthopedic medical services. In 2003, the insurers sought to rescind or terminate the agreements claiming various misrepresentations and material breaches of the agreements by Oxford. Pursuant to the agreements, Oxford has filed claims

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recover $25 million of costs incurred and expensed in excess of the cost reduction targets for the period from November 2002 to October 2003. Oxford also anticipates it will file additional claims of $25 million for costs incurred and expensed in excess of the cost reduction targets for the period from November 2003 to October 2004. Both insurers have commenced arbitrations. An arbitration hearing is scheduled for 2005. We believe the insurers’ claims are without merit and we will vigorously seek to enforce our rights.

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

In March 2004, the FASB issued an exposure draft of a proposed standard entitled “Share Based Payment”, which would amend FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 95, “Statement of Cash Flows.” The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective for the third quarter of 2005. Upon issuance of a final standard, which is expected in late 2004, the Company will evaluate the impact on our consolidated financial position and results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments beginning in the third quarter of 2004. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance, expected in December 2004. The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairments of applicable debt and equity securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

UnitedHealth Group Incorporated
Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 5, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes. In addition, the following discussion should be considered in light of a number of factors that affect the Company, the industry in which we operate, and business generally. These factors are described in the Cautionary Statements section of this Quarterly Report.

Summary highlights of our third quarter 2004 results include:

•	Diluted net earnings per common share of $1.04, an increase of 35% from $0.77 per share reported in the third quarter of 2003 and an increase of 12% from $0.93 per share reported in the second quarter of 2004.

•	Consolidated revenues of approximately $9.9 billion increased $2.6 billion, or 36%, over the third quarter of 2003. Excluding the impact of acquisitions, consolidated revenues increased by approximately 8% over the prior year.

•	Earnings from operations of $1.1 billion, up $329 million, or 43%, over the prior year and up $147 million, or 16%, sequentially over the second quarter of 2004.

•	Consolidated operating margin of 11.1% improved from 10.5% in the third quarter of 2003.

•	Cash flows from operations of nearly $2.9 billion for the nine months ended September 30, 2004, an increase of 35% compared to $2.1 billion for the nine months ended September 30, 2003.

Summary Operating Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(In millions, except per share data)	2004	2003	Change	2004	2003	Change

Total Revenues	$9,859	$7,238	36%	$26,707	$21,300	25%
Earnings from Operations	$1,092	$763	43%	$2,913	$2,125	37%
Net Earnings	$698	$476	47%	$1,848	$1,318	40%
Diluted Net Earnings Per Common Share	$1.04	$0.77	35%	$2.85	$2.13	34%
Medical Care Ratio	80.5%	80.9%		80.8%	81.6%
Medical Care Ratio, excluding AARP	79.3%	79.5%		79.5%	80.3%
Operating Cost Ratio	15.1%	16.9%		15.5%	17.0%
Return on Equity (annualized)	30.7%	40.4%		32.3%	38.4%
Operating Margin	11.1%	10.5%		10.9%	10.0%

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

Consolidated revenues for the three and nine months ended September 30, 2004 of $9.9 billion and $26.7 billion, respectively, increased by $2.6 billion, or 36%, and $5.4 billion, or 25%, over the comparable 2003 periods. Consolidated revenues for the three and nine months ended September 30, 2004 increased over the comparable 2003 periods by approximately 28% and 17%, respectively, as a result of revenues from businesses acquired since the third quarter of 2003 with the remaining increase due primarily to rate increases on premium and fee-based services and growth across business segments. Following is a discussion of third quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues for the three and nine month periods ended September 30, 2004 of $8.9 billion and $24.0 billion, respectively, increased by $2.5 billion, or 39%, and $5.2 billion, or 28%, over the comparable 2003 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 9% for both the three and nine months ended September 30, 2004 over the comparable 2003 periods primarily driven by premium rate increases.

For the three and nine months ended September 30, 2004, UnitedHealthcare premium revenues increased by $2.0 billion and $3.9 billion, respectively, due mainly to the acquisitions of Oxford, MAMSI and Golden Rule Financial Corporation (Golden Rule) since the third quarter of 2003 and average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a decrease in the number of individuals served by risk-based products. Ovations premium revenues increased by approximately 22% and 16% for the three and nine months ended September 30, 2004, respectively, over the comparable 2003 periods driven by an increase in the number of individuals served by Medicare supplement products provided to AARP members and by Medicare Advantage products and the related premium rate increases as well as the acquired Oxford Medicare business. Premium revenues from AmeriChoice Medicaid programs for the three and nine months ended September 30, 2004 increased by $131 million, or 20%, and $353 million, or 19%, respectively, over the comparable 2003 periods primarily driven by an increase in the number of individuals served and the acquisition of a Medicaid health plan in Michigan in February 2004. The remaining premium revenue increase is due mainly to strong growth in several of Specialized Care Services’ businesses.

Service Revenues

Service revenues during the three and nine months ended September 30, 2004 of $842 million and $2.4 billion, respectively, increased $62 million, or 8%, and $115 million, or 5%, over the comparable 2003 periods. The increase in service revenues was driven primarily by aggregate growth of approximately 4%, excluding the impact of acquisitions, in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during the nine months ended September 30, 2004 over the comparable 2003 period, as well as annual rate increases.

Investment and Other Income

Investment and other income during the three and nine months ended September 30, 2004 totaled $97 million and $278 million, respectively, representing increases of $34 million and $98 million over the comparable 2003 periods. Interest income for the three and nine months ended September 30, 2004 increased by $42 million and $97 million, respectively, over the comparable 2003 periods mainly due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Oxford, MAMSI and Golden Rule. Net capital gains on sales of investments for the three and nine months ended September 30, 2004 were zero and $15 million, respectively, compared with $8 million and $14 million for the three and nine months ended September 30, 2003.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio for the three and nine months ended September 30, 2004 of 80.5% and 80.8%, respectively, improved from 80.9% and 81.6% in the comparable 2003 periods. Excluding the AARP business,1 the medical care ratio for the three and nine months ended September 30, 2004 of 79.3% and 79.5%, respectively, improved from 79.5% and 80.3% in the comparable 2003 periods. These medical care ratio decreases resulted primarily from net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods that are identified in the current period are included in total medical costs reported for the current period. Medical costs for the third quarter of 2004 include approximately $50 million of favorable medical cost development related to the prior fiscal years and $50 million of favorable medical cost development related to the first and second quarters of 2004. Medical costs for the third quarter of 2003 include approximately $20 million of favorable medical cost development related to prior fiscal years and $80 million of favorable medical cost development related to the first and second quarters of 2003. Medical costs for the nine months ended September 30, 2004 and 2003 include approximately $200 million and $130 million, respectively, of favorable medical cost development related to prior years.

On an absolute dollar basis, medical costs for the three and nine months ended September 30, 2004 increased $2.0 billion, or 39%, and $4.0 billion, or 26%, respectively, over the comparable 2003 periods. The increase was driven primarily by a rise in medical costs of approximately 9% due to medical cost inflation and a moderate increase in health care consumption, and incremental medical costs related to businesses acquired since the third quarter of 2003.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and nine months ended September 30, 2004 of 15.1% and 15.5%, respectively, improved from 16.9% and 17.0% in the comparable 2003 periods. These decreases were driven primarily by revenue mix changes, with premium revenues growing at a faster rate than service revenues. Our premium-based products have lower operating cost ratios than our fee-based products. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the three and nine months ended September 30, 2004 increased $262 million, or 21%, and $531 million, or 15%, respectively, over the comparable 2003 periods. These increases were driven by a 2% increase in total individuals served by Health Care Services and Uniprise during the nine months ended September 30, 2004 over the comparable 2003 period excluding the impact of acquisitions, increases in broker commissions and premium taxes due to increased revenues, general operating cost inflation and additional operating costs associated with businesses acquired since the third quarter of 2003.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2004 of $99 million and $268 million, respectively, increased from $75 million and $222 million in the comparable 2003 periods. The increases were due to additional depreciation and amortization resulting from higher levels of computer equipment, capitalized software and intangible assets as a result of technology enhancements, business growth and businesses acquired since the third quarter of 2003.

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

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2004 was 34.0% and 34.6%, respectively, compared to 35.5% and 35.8% in the comparable 2003 periods. The decreases were driven by changes in business and income mix between states with differing income tax rates, as well as favorable settlements of prior year income tax returns. The effective tax rate excluding these settlements would have been approximately 35.0% for both the three and nine months ended September 30, 2004.

Business Segments

The following summarizes the operating results of our business segments for three and nine month periods ended September 30 (in millions):

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2004	2003	Change	2004	2003	Change

Health Care Services	$8,712	$6,224	40%	$23,350	$18,344	27%
Uniprise	842	778	8%	2,520	2,322	9%
Specialized Care Services	580	476	22%	1,707	1,393	23%
Ingenix	170	148	15%	456	395	15%
Eliminations	(445)	(388)	n/a	(1,326)	(1,154)	n/a

Consolidated Revenues	$9,859	$7,238	36%	$26,707	$21,300	25%

Earnings from Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2004	2003	Change	2004	2003	Change

Health Care Services	$763	$490	56%	$1,976	$1,342	47%
Uniprise	171	154	11%	508	459	11%
Specialized Care Services	124	100	24%	356	281	27%
Ingenix	34	19	79%	73	43	70%

Consolidated Earnings from Operations	$1,092	$763	43%	$2,913	$2,125	37%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and nine months ended September 30, 2004 of $8.7 billion and $23.4 billion, respectively, representing increases of $2.5 billion, or 40%, and $5.0 billion, or 27%, over the comparable 2003 periods. Excluding the impact of acquisitions, Health Care Services revenues for the three and nine months ended September 30, 2004 increased by approximately 8% and 7%, respectively, primarily driven by premium rate increases partially offset by a decrease in the number of individuals served by commercial risk-based products.

The increase in Health Care Services revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and nine months ended September 30, 2004 of $2.0 billion and $3.9 billion, respectively, due mainly to the acquisitions of Oxford, MAMSI and Golden Rule since the third quarter of 2003 and average net premium rate increases of approximately 9% to 10% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a decrease in the number of individuals served by risk-based products. The remaining increase in Health Care Services revenues was largely due to growth in the number of individuals served by UnitedHealthcare fee-based products, Ovations Medicare supplement products provided to AARP members, Ovations Medicare Advantage products, and AmeriChoice Medicaid products, as well as annual rate increases on these products.

For the three and nine months ended September 30, 2004, Health Care Services earnings from operations of $763 million and $2.0 billion, respectively, increased $273 million, or 56%, and $634 million, or 47%, over the comparable 2003 periods. These increases primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s fee-based products, and the acquisitions of Oxford, MAMSI and Golden Rule since the third quarter of 2003. UnitedHealthcare’s commercial medical care ratio decreased to 78.6% in the third quarter of 2004 from 79.2% in 2003. The decrease is mainly due to net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ operating margin for the three and nine months ended September 30, 2004 improved to 8.8% and 8.5% from 7.9% and 7.3%, respectively, in the comparable 2003 periods. This was driven mainly by the lower medical care ratios and changes in business and customer mix discussed above.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of September 30 (in thousands)1:

	2004	2003

Commercial
Risk-based	7,635	5,005
Fee-based	3,200	2,855

Total Commercial	10,835	7,860
Medicare Advantage	315	225
Medicaid	1,240	1,090

Total Health Care Services	12,390	9,175

[1]	Excludes individuals served by Ovations’ Medicare supplement products to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of September 30, 2004 was 10.8 million, an increase of approximately 3.0 million, or 38%, from September 30, 2003. Excluding the acquisitions of Oxford, MAMSI, Golden Rule and a smaller regional health plan, the number of individuals served by UnitedHealthcare’s commercial business increased by 125,000. This was comprised of an increase of approximately 220,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, partially offset by a 95,000 decrease in the number of individuals served by risk-based products, resulting from customers converting to self-funded, fee-based arrangements and a competitive commercial risk-based pricing environment.

Excluding the Oxford acquisition, the number of individuals served by Ovations’ Medicare Advantage increased by 20,000, or 9%, from September 30, 2003. AmeriChoice’s Medicaid enrollment increased by 150,000, or 14%, due to strong organic growth in the number of individuals served and the acquisition of a Medicaid health plan in Michigan in February 2004, resulting in the addition of approximately 95,000 individuals served.

Uniprise

Uniprise revenues for the three and nine months ended September 30, 2004 of $842 million, and $2.5 billion, respectively, increased by $64 million, or 8%, and $198 million, or 9%, over the comparable 2003 periods. These increases were driven primarily by growth of approximately 3% in the number of individuals served by Uniprise during the nine months ended September 30, 2004 over the comparable 2003 period and annual rate increases. Uniprise served 9.6 million individuals and 9.2 million individuals as of September 30, 2004 and 2003, respectively.

Uniprise earnings from operations for the three and nine months ended September 30, 2004 of $171 million and $508 million, respectively, increased $17 million, or 11%, and $49 million, or 11%, over the comparable 2003 periods. Operating margin for the three months ended September 30, 2004 improved to 20.3% and 20.2%, respectively, from 19.8% for both of the comparable 2003 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions.

Specialized Care Services

For the three and nine months ended September 30, 2004, Specialized Care Services revenues of $580 million and $1.7 billion, respectively, increased by $104 million, or 22%, and $314 million, or 23%, over the comparable 2003 periods. These increases were principally driven by an increase in the number of individuals served by certain of its specialty benefit businesses and rate increases related to these businesses as well as revenues related to businesses acquired since the third quarter of 2003 of approximately $27 million and $79 million for the three and nine months ended September 30, 2004, respectively.

Earnings from operations for the three and nine months ended September 30, 2004 of $124 million and $356 million, respectively, increased $24 million, or 24%, and $75 million, or 27%, over the comparable 2003 periods. Specialized Care Services’ operating margin for the three and nine months ended September 30, 2004 improved to 21.4% and 20.9%, from 21.0% and 20.2%, respectively, in the comparable 2003 periods. These increases were driven primarily by operational and productivity improvements within several of Specialized Care Services’ businesses. With the continuing growth of the Specialized Care Services segment, we are consolidating production and service operations to improve service, quality and consistency, and to enhance productivity and efficiency.

Ingenix

For the three and nine months ended September 30, 2004, Ingenix revenues of $170 million and $456 million, respectively, increased by $22 million, or 15%, and $61 million, or 15%, over the comparable 2003 periods. This was driven mainly by new business growth in the health information and clinical research businesses. Earnings from operations for the three and nine month periods ended September 30, 2004 were $34 million and $73 million, respectively, increasing by 79% and 70% over the comparable 2003 periods. The operating margin for the three and nine months ended September 30, 2004 improved to 20.0% and 16.0%, from 12.8% and 10.9%, respectively, in the comparable 2003 periods. These increases were driven by growth and expanding margins in the health information and clinical research businesses. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for its higher margin health information products.

Financial Condition and Liquidity at September 30, 2004

Liquidity

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment and financing activities within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest monies of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return while meeting capital adequacy requirements. Factors we consider in making these investment decisions include our board of directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Monies in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with the issuance of commercial paper, long-term debt and the availability of our committed credit facility, further strengthens our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

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

Cash and Investments

Cash flows from operating activities were nearly $2.9 billion in the nine months ended September 30, 2004, representing an increase over the comparable 2003 period of $752 million, or 35%. This increase in operating cash flows resulted primarily from an increase of $573 million in net income excluding depreciation, amortization and other noncash items. Operating cash flows increased by $179 million due to cash generated by working capital changes. As premium revenues and related medical costs increase, we typically generate incremental operating cash flows because we collect premium revenues in advance of the claim payments for related medical costs.

We maintained a strong financial condition and liquidity position, with cash and investments of $12.5 billion at September 30, 2004. Total cash and investments increased by $3.0 billion since December 31, 2003, primarily due to cash and investments acquired in the Oxford and MAMSI acquisitions in 2004 and strong operating cash flows, partially offset by capital expenditures, cash paid for business acquisitions and common stock repurchases.

As further described under “Regulatory Capital and Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2004, approximately $310 million of our $12.5 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of September 30, 2004 and December 31, 2003, we had commercial paper and debt outstanding of approximately $3.9 billion and $2.0 billion, respectively. Our debt-to-total-capital ratio was 26.1% and 27.8% as of September 30, 2004 and December 31, 2003,

respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger significantly strengthens our market position in this region and provides substantial distribution opportunities for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options.

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

In July 2004, we issued $1.2 billion of commercial paper to fund the cash portion of the Oxford purchase price. In August 2004, we refinanced the commercial paper by issuing $550 million of 3.4% fixed-rate notes due August 2007, $450 million of 4.1% fixed-rate notes due August 2009 and $500 million of 5.0% fixed-rate notes due August 2014. In February 2004, we issued $250 million of 3.8% fixed-rate notes due February 2009 and $250 million of 4.8% fixed-rate notes due February 2014. We used the proceeds from the February 2004 borrowings to finance a majority of the cash portion of the MAMSI purchase price as described above. In December and March 2003, we issued $500 million of four-year, fixed-rate notes and $450 million of 10-year, fixed-rate notes with interest rates of 3.3% and 4.9%, respectively. We used the proceeds from the 2003 borrowings to repay commercial paper and maturing term debt, and for general corporate purposes, including working capital, capital expenditures, business acquisitions and share repurchases.

We entered into interest rate swap agreements to convert our interest exposure on a majority of these 2003 and 2004 borrowings from a fixed to a variable rate. The interest rate swap agreements on these borrowings have aggregate notional amounts of $2.9 billion. At September 30, 2004, the rate used to accrue interest expense on these agreements ranged from 2.1% to 2.7%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

In June 2004, we executed a credit arrangement for a $1 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced our existing $450 million revolving facility that was set to expire in July 2005, and our $450 million, 364-day facility that was set to expire in July 2004. In June 2004, we also executed a credit arrangement for a $1.5 billion 364-day bridge facility. The bridge facility was used to support the issuance of commercial paper to fund the cash portion of the Oxford purchase price in July 2004. The bridge facility was terminated in August 2004 in conjunction with the refinancing of the commercial paper discussed above. As of September 30, 2004, we had no amounts outstanding under these credit facilities.

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2004, we repurchased 33.7 million shares through this program at an average price of approximately $63 per share and an aggregate cost of approximately $2.1 billion. In November 2004, the board of directors renewed the stock repurchase program. The Company is currently authorized to repurchase up to 65 million shares of common stock under the program. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In June 2004, our new S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) was declared effective by the Securities and Exchange Commission. Under this registration statement, the remaining issuing capacity of all covered securities is $500 million. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of approximately 24.3 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 36.4 million shares issued in connection with the February 2004 acquisition of MAMSI and for the 52.2 million shares issued in connection with the July 2004 acquisition of Oxford described above.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2003 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at September 30, 2004” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we initiated a 10-year contract to provide health insurance products and services to members of AARP. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.5 billion annually.

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

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, with the changes in estimates included in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Historically, the net impact of estimate developments has represented less than 1% of annual medical costs, less than 6% of annual earnings from operations and less than 3% of medical costs payable.

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

		Net Impact		Medical Costs			Earnings from Operations
	Net Favorable	on Medical
	Development	Costs(a)		As Reported	As Adjusted(b)		As Reported	As Adjusted(b)

2000	$15	$(15)		$16,155	$16,140		$1,200	$1,215
2001	$30	$(40)		$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)		$18,192	$18,112		$2,186	$2,266
2003	$150	$(50	)(c)	$20,714	$20,664	(c)	$2,935	$2,985	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the nine months ended September 30, 2004, the Company recorded net favorable medical cost development of $200 million pertaining to 2003. The amount of prior period development in 2004 pertaining to 2003 may change as our December 31, 2003 medical costs payable estimate continues to develop throughout 2004.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of September 30, 2004, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of September 30, 2004; however, actual claim payments may differ from established estimates.

Assuming a hypothetical 1% difference between our September 30, 2004 estimates of medical costs payable and actual costs payable, excluding the AARP business, third quarter 2004 earnings from operations would increase or decrease by approximately $47 million and diluted net earnings per common share would increase or decrease by approximately $0.05 per share.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2004, there were no significant concentrations of credit risk.

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

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we do not undertake to address or update each factor in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Quarterly Report of Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 75% to 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to our customers. The profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. Relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by one percent for UnitedHealthcare’s commercial insured products, our annual net earnings for 2003 would have been reduced by approximately $75 million. In addition, the financial results we report for any particular period include estimates of costs incurred for which the underlying claims have not been received by us or for which the claims have been received but not processed. If these estimates prove too high or too low, the effect of the change will be included in future results.

We face intense competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face significant competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services businesses, competitors include Aetna Inc., Anthem Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., PacifiCare Health Systems, Inc., WellPoint Health Networks Inc., numerous for profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix businesses also compete with a number of businesses. Moreover, we believe that barriers to entry in many markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, these competitors may have capabilities that give them a competitive advantage. Greater market share, established reputation, superior supplier arrangements, existing business relationships, and other factors all can provide a competitive advantage. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. This level of consolidation makes it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, and to maintain or advance profitability.

Our relationship with AARP is significant to our Ovations business.

Under our 10-year contract with AARP which was initiated in 1998, we provide Medicare Supplement and Hospital Indemnity health insurance and other products to AARP members. As of September 30, 2004, our portion of AARP’s insurance program represented approximately $4.5 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes. Additionally, events that adversely affect AARP or one of its other business partners for its member insurance program could have an adverse effect on the success of our arrangement with AARP. For example, if customers were dissatisfied with the products AARP offered or its reputation, if federal legislation limited opportunities in the Medicare market, or if the services provided by AARP’s other business partners were unacceptable, our business could be adversely affected.

The effects of the new Medicare reform legislation on our business are uncertain.

Recently enacted Medicare reform legislation is complex and wide-ranging. There are numerous provisions in the legislation that will influence our business. The Centers for Medicare and Medicaid Services recently released draft regulations for comment on major aspects of the legislation. Until the final regulations are released, it is difficult to predict the extent to which our business will be affected. While uncertain as to impact, we believe the increased funding provided in the legislation will intensify competition in the seniors health services market.

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

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design, management and offerings of our services. These matters include, but are not limited to, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Racketeer Influenced Corrupt Organization Act (“RICO”). In March 2000, the American Medical Association filed a lawsuit against us in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. Although the expenses which we have incurred to date in defending the 1999 class action lawsuits and the American Medical Association lawsuit have not been material to our business, we will continue to incur expenses in the defense of these lawsuits and other matters, even if they are without merit.

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

We depend on independent third parties, such as International Business Machines Corporation (IBM), Unisys Corporation and Medco Health Solutions, Inc., with whom we have entered into agreements, for significant portions of our data center operations and pharmacy benefits management and processing. Even though we have appropriate provisions in our agreements with IBM, Unisys and Medco, including provisions with respect to specific performance standards, covenants, warranties, audit rights, indemnification, and other provisions, our dependence on these third parties makes our operations vulnerable to their failure to perform adequately under the contracts, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, especially with regard to pharmacy benefits processing and management, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms.

Business acquisitions may increase costs and liabilities and create disruptions in our business.

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

The use of individually identifiable data by our businesses is regulated at international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

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

The market prices of the securities of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many external factors, including general market trends, public communications regarding managed care, litigation and judicial decisions, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings, membership reports of particular industry participants and acquisition activity. Despite our specific outlook or prospects, the market price of our common stock may decline as a result of any of these external factors. By way of illustration, our stock price has ranged from $35.33 on December 31, 2001 to $73.74 on September 30, 2004 (as adjusted to reflect stock splits and dividends).

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates and equity prices. The Company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $12.3 billion of our cash equivalents and investments at September 30, 2004 were fixed-income securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at September 30, 2004, the fair value of our fixed-income investments would decrease or increase by approximately $330 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $3.1 billion of our debt had variable rates of interest and $825 million had fixed rates as of September 30, 2004. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At September 30, 2004, we had $189 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2004

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multi-district litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. The trial court has denied UnitedHealthcare’s further motion to compel the secondary RICO claims to arbitration. That order is currently on appeal in the Eleventh Circuit. All activity in the trial court has been stayed pending the outcome of this further arbitration appeal.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services, Inc. and UnitedHealth Group. This lawsuit was filed on March 15, 2000, in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non- network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. We are engaged in discovery in this matter. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, on threshold standing grounds. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations.

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

Item 2.	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Third Quarter 2004

			(c) Total Number
			of Shares	(d) Maximum
			Purchased as Part	Number of Shares
			of Publicly	that may yet be
	(a) Total Number of	(b) Average Price	Announced Plans	purchased under the
For the Month Ended	Shares Purchased	Paid per Share	or Programs	plans or programs

July 31, 2004	4,020,000	$62.87	4,020,000
August 31, 2004	6,679,000	$63.56	6,679,000
September 30, 2004	3,006,000	$69.83	3,006,000

TOTAL	13,705,000	$64.80	13,705,000	11,502,300	(2)

(1)	On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003 and November 4, 2004. There is no established expiration date for the program. During the nine months ended September 30, 2004, the Company did not repurchase any shares other than through this publicly announced program.

(2)	On November 4, 2004, the Board renewed the share repurchase program and authorized the Company to repurchase up to 65 million shares of the Company’s common stock at prevailing market prices.

Item 5.	Other Information

On November 4, 2004, the Audit Committee adopted a policy regarding rotation of the Company’s independent registered public accounting firm. Under the policy, in addition to the Audit Committee’s annual evaluation of the independent accounting firm, the Committee will also formally evaluate, not less frequently than every three years, whether there should be a rotation of the independent accounting firm. The Audit Committee’s policy on auditor rotation is reflected in the revised Audit Committee Charter which is attached as an exhibit hereto.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit
Number		Description

Exhibit 4.1	—	Specimen of 2007 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 4.2	—	Specimen of 2009 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 4.3	—	Specimen of 2014 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 10.1	—	Form of Agreement for Stock Option Grants to Executive Officers under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.2	—	Form of Agreement for Stock Option Grants to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.3	—	Form of Agreement for Initial Stock Option Grant to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.4	—	Form of Restricted Stock Award Agreement under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.5	—	Form of Restricted Stock Unit Award Agreement under the UnitedHealth Group 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	—	Audit Committee Charter, as amended November 4, 2004

The following Current Reports on Form 8-K were filed or furnished, as applicable, during the third quarter of 2004.

8-K dated July 15, 2004, together with press release, announcing second quarter earnings results, pursuant to Item 12 “Results of Operations and Financial Condition.”

8-K dated July 19, 2004, announcing the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 regarding the proposed transaction between the Company and Oxford Health Plans, Inc., pursuant to Item 5 “Other Events and Regulation FD Disclosure.”

8-K dated July 29, 2004, together with press release, announcing the completion of the acquisition of Oxford Health Plans, Inc., pursuant to Item 2 “Acquisition or Disposition of Assets” and Item 7 “Financial Statements and Exhibits.”

8-K dated August 6, 2004, updating previously announced 2004 financial expectations and announcing upcoming meetings with investors and analysts, pursuant to Item 9 “Regulation FD Disclosure.”

8-K/ A dated August 9, 2004, together with consent, amending 8-K dated July 29, 2004, pursuant to Item 7 “Financial Statements and Exhibits.”

8-K dated August 11, 2004, together with Underwriting Agreement and related documents, announcing the issuance of debt securities, pursuant to Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits.”

8-K dated September 10, 2004, announcing upcoming meetings with investors and analysts, pursuant to Item 7.01 “Regulation FD Disclosure.”

8-K dated September 24, 2004, providing forms of award grant agreements under the UnitedHealth Group 2002 Stock Incentive Plan, pursuant to Item 8.01 “Other Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: November 8, 2004

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: November 8, 2004

EXHIBITS

Exhibit
Number		Description

Exhibit 4.1	—	Specimen of 2007 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 4.2	—	Specimen of 2009 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 4.3	—	Specimen of 2014 Note issued pursuant to an Underwriting Agreement dated August 11, 2004 (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated August 11, 2004)
Exhibit 10.1	—	Form of Agreement for Stock Option Grants to Executive Officers under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.2	—	Form of Agreement for Stock Option Grants to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.3	—	Form of Agreement for Initial Stock Option Grant to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.4	—	Form of Restricted Stock Award Agreement under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 10.5	—	Form of Restricted Stock Unit Award Agreement under the UnitedHealth Group 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)
Exhibit 15	—	Letter Re Unaudited Interim Financial Information
Exhibit 31	—	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	—	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	—	Audit Committee Charter, as amended November 4, 2004