Form 10-K
period 2004-12-31
UNITEDHEALTH GROUP INC
filed 2005-03-01
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $37,626,513,130 (based on the last reported sale price of $62.25 per share on June 30, 2004, on the New York Stock Exchange).*

As of February 15, 2005, there were 641,479,122 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

UnitedHealth Group is a diversified health and well-being company, serving approximately 55 million Americans. We are focused on improving the health care system and how it works for multiple, distinct constituencies. We provide individuals with access to quality, cost-effective health care services and resources through more than 460,000 physicians and other care providers, and 4,200 hospitals across the United States. We manage approximately $60 billion in aggregate annual health care spending on behalf of more than 250,000 employer-customers and the consumers we serve. Our primary focus is on improving health care systems by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions. We have developed our business around the principles of physician-centered health care that is supported by data-driven care facilitation and management resources. This approach works to ensure access through all clinical situations, improve outcomes and enhance affordability.

Our revenues are derived from premium revenues on risk-based products, fees from management, administrative, technology, and consulting services, sales of a wide variety of products and services related to the broad health and well-being industry and investment and other income. We conduct our business primarily through operating divisions in the following business segments:

•	Uniprise;

•	Health Care Services, which includes our UnitedHealthcare, Ovations and AmeriChoice businesses;

•	Specialized Care Services; and

•	Ingenix.

For a discussion of our financial results by segment see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continually evaluate expansion opportunities in all our businesses. Expansion opportunities may include acquiring businesses that are complementary to our existing operations. We also devote significant attention to developing new products and services for the health and well-being industry. During 2004, we completed several acquisitions, all as part of our ongoing emphasis on our strategic focus. In the normal course of business, we also consider whether to sell certain businesses or stop offering certain products and services.

UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms “we,” “our” or the “company” refer to UnitedHealth Group Incorporated and our subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300. You can access our website at www.unitedhealthgroup.com to learn more about our company. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our Articles of Incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (“SEC”). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

DESCRIPTION OF BUSINESS SEGMENTS

UNIPRISE

Uniprise delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations through three related business units: Uniprise Strategic Solutions (USS), Definity Health and Exante Financial Services (Exante). Each business unit works with other UnitedHealth Group businesses to deliver a complementary and integrated array of services. USS delivers strategic health and well-being solutions to large national employers. Definity Health provides consumer-driven health plans and services to employers and their employees. As of December 31, 2004, USS and Definity Health served approximately 9.9 million individuals. Exante delivers health-care-focused financial services for consumers, employers and providers. Most Uniprise products and services are delivered through its licensed affiliates. Uniprise provides administrative and customer care services for certain other businesses of UnitedHealth Group. Uniprise also offers transactional processing services to various intermediaries and health care entities.

Uniprise specializes in large-volume transaction management, large-scale benefit design and innovative technology solutions designed to promote evidence-based medicine and facilitate effective, efficient health care delivery by transforming complex administrative processes into simpler, efficient, high quality automated processes. Uniprise’s core administrative services include the processing of more than 220 million medical benefit claims each year and live or automated servicing of more than 75 million telephone calls annually. This includes comprehensive operational services for independent health plans and third party administrators representing approximately 2 million consumers, as well as approximately 8 million of the commercial health plan consumers outside of Uniprise who are served by UnitedHealthcare. Uniprise maintains Internet-based administrative and financial applications for physician inquiries and transactions, customer-specific data analysis for employers, and consumer access to personal health care information and services.

USS

USS provides comprehensive and customized administrative, benefits and service solutions for large employers and other organizations with more than 5,000 employees in multiple locations. USS customers may also access UnitedHealth Group’s network-based medical, insurance and specialty services, through a wide variety of product arrangements. USS customers generally retain the risk of financing the medical benefits of their employees and their dependents, and USS provides coordination and facilitation of medical services; transaction processing; consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals for a fixed service fee per individual served. As of December 31, 2004, USS served over 350 employers, including approximately 160 of the Fortune 500 companies.

Definity Health

Definity Health provides innovative consumer health care solutions that enable consumers to take ownership and control of their health care benefits. Definity Health’s products include high deductible consumer-directed benefit plans coupled with health reimbursement accounts or health savings accounts, and discount cards for services generally not covered by high deductible health plans. Definity Health is the national leader in consumer-directed health benefit programs. As of December 31, 2004, Definity Health provides health benefits to approximately 85 employers, including 20 of the Fortune 500, under self-funded benefit plan arrangements.

Exante

Exante Financial Services provides health-based financial services for consumers, employers and providers. These financial services are delivered through Exante Bank, a Utah-chartered industrial bank. These financial services include a new Health Savings Account (HSA) with check and debit card access by which consumers may access funds in their tax-deferred HSAs when paying for eligible medical expenses. Exante’s health benefit card programs include electronic systems for verification of benefit coverage and eligibility and administration of Flexible Spending Accounts (FSAs) and Health Reimbursement Accounts (HRAs).

HEALTH CARE SERVICES

Our Health Care Services segment consists of our UnitedHealthcare, Ovations and AmeriChoice businesses.

UnitedHealthcare

UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide. UnitedHealthcare provides health care services on behalf of approximately 11 million Americans as of December 31, 2004. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees, and UnitedHealthcare administers the payment of customer funds to physicians and other health care providers from customer-funded bank accounts. Small employer groups are more likely to purchase risk-based products because they are generally unable or unwilling to bear a greater potential liability for health care expenditures.

UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations, depending upon a variety of factors, including state regulations. UnitedHealthcare’s product strategy centers on several fundamentals: consumer choice, actionable information, better outcomes and greater affordability. UnitedHealthcare’s products include wellness programs and services that help individuals make informed decisions, maintain a healthy lifestyle and maximize the success of inpatient and outpatient treatments by coordinating access to care services and providing personalized, targeted education and information services.

UnitedHealthcare arranges for discounted access to care through more than 460,000 physicians and other care providers, and 4,200 hospitals across the United States. The consolidated purchasing power represented by the individuals UnitedHealthcare serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A broad range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•	Affordability by leveraging the economic benefits of the purchasing power of millions of people;

•	Access to broad and diverse numbers of physicians and other care providers through benefit plans that give customers direct access to specialists without obtaining referrals;

•	Innovative clinical outreach programs—built around evidence-based medicine—that promote care quality and patient safety and provide incentives for physicians who demonstrate consistency of clinical care against best practice standards;

•	National access to proven high-quality and efficient centers of excellence for cardiac, cancer and orthopedic care through the UnitedHealth Premium program;

•	Care facilitation services that use proprietary predictive technology to identify individuals with significant gaps in care and unmet needs or risk for potential health problems and then facilitate timely and appropriate interventions;

•	Unique disease and condition management programs to help individuals address significant, complex disease states;

•	Convenient self-service for customer transactions, pharmacy services and health information;

•	Clinical information that physicians can use in working with their patients; and

•	Simplified electronic transactions for customers.

UnitedHealthcare’s regional and national access to broad, affordable and quality networks of care has advanced significantly in the past 12 months with acquisitions and/or expansions enhancing services in Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania and Wisconsin. UnitedHealthcare has also organized health care alliances with select regional not-for-profit health plans to facilitate greater customer access and affordability.

We believe that UnitedHealthcare’s innovation distinguishes its product offerings from the competition. UnitedHealthcare designs consumer-oriented health benefits and services that value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education; admission counseling before hospital stays; care advocacy to help avoid delays in patients’ stays in the hospital; support for individuals at risk of needing intensive treatment and care coordination for people with chronic conditions. UnitedHealthcare offers comprehensive and integrated pharmaceutical management services that achieve lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer the best value, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare’s distribution system consists primarily of insurance producers in the Small Employer Group and producers and other consultant-based or direct sales in the Large Employer and Public Sector Groups. UnitedHealthcare’s direct distribution operations are relatively limited and apply only in the Maryland, Washington, D.C. and Virginia markets, as well as to portions of the large employer commercial market (which is generally self-funded) and to cross-selling of specialty products to existing customers. UnitedHealthcare’s external distribution network includes approximately 30,000 active insurance producers as well as opportunities presented to it by benefits consultants.

Ovations

Ovations provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventative and acute health care services, as well as for services dealing with chronic disease and other specialized issues for older individuals. Ovations is one of few enterprises fully dedicated to this market segment, providing products and services in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through licensed affiliates. Ovations is focused on meeting the needs of its beneficiaries, rather than on providing a particular offering or product. Ovations’ wide array of offerings and products includes Medicare Supplement and Medicare Advantage coverage and prescription discount cards, as well as disease management and chronic care capabilities. Ovations recently initiated work to help the government-sponsored health care system in England improve its health care services, and is exploring opportunities in other European markets.

Ovations has extensive capabilities and experience with direct marketing to consumers on behalf of its key clients—AARP, state and U.S. government agencies and employer groups. Ovations also has a seasoned staff with distinct pricing, underwriting and marketing capabilities dedicated to senior and geriatric risk-based health products and services.

Medicare Reform Legislation

The Centers for Medicare and Medicaid Services (CMS) is embarking on significant Medicare changes as it adds a prescription drug benefit and increases the diversity of its offerings. We believe that these changes will both expand and produce new opportunities for well-organized and focused companies to serve older Americans. We believe that Ovations is well-positioned to respond to these opportunities. Ovations is unique in its national participation in the Medicare program across the broad spectrum of Medicare products—offering Medigap products that supplement traditional fee-for-service coverage, more traditional health plan-type programs under Medicare Advantage, prescription drug discount offerings, and special offerings for chronically ill and dual-eligible beneficiaries. Ovations currently is participating in new product options available following the Medicare reform legislation. Ovations is one of the nation’s leading providers of Medicare prescription drug discount cards. Ovations is preparing to participate in the Medicare Part D prescription drug benefit program. Ovations intends to proceed with potential market opportunities in a disciplined, deliberate way.

Ovations Insurance Solutions

Ovations offers a range of health insurance products and services to AARP members, and has expanded the scope of services and programs offered over the past several years. These products and services are provided to supplement benefits covered under traditional Medicare. Ovations operates the nation’s largest Medicare Supplement business, providing Medicare supplement and hospital indemnity insurance, from its insurance company affiliates, to approximately 3.8 million AARP members. Ovations’ services also include an expanded AARP Nurse Healthline service which provides 24-hour access to health information from nurses for certain lines of business. Ovations also developed a lower cost Medicare Supplement offering that provides consumers with a hospital network and 24-hour access to health care information. In 2004, Ovations continued to pilot a new health insurance program focused on persons between 50 and 64 years of age.

Ovations Pharmacy Solutions

Ovations Pharmacy Solutions addresses one of the most significant cost problems facing older Americans—prescription drug costs. With approximately 1.8 million users, the program provides access to discounted retail and mail order pharmacy services, and a complimentary health and well-being catalog offering. Ovations also offers three different Medicare-endorsed discount drug cards under the Medicare Modernization Act. These cards offer cost savings for retail and mail order prescription drugs. There are a total of approximately 640,000 cardholders who participate in the Medicare-endorsed drug card programs offered by Ovations.

Ovations Senior & Retiree Services

Ovations’ Senior & Retiree Services division provides health care coverage for the seniors market primarily through the Medicare Advantage (formerly Medicare+Choice) program administered by the Centers for Medicare and Medicaid Services. In the fourth quarter of 2004, Ovations’ Senior Retiree Services began offering rural Medicare Advantage Private Fee For Service coverage, servicing 169 rural counties in Iowa, Nebraska, South Dakota and Wisconsin. Under these programs, Ovations provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which the members reside. Through these programs, 330,000 individual Medicare beneficiaries and hundreds of employer retiree groups were served as of December 31, 2004.

Evercare

Through its Evercare division, Ovations is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, vulnerable and chronically ill individuals, serving approximately 70,000 persons across the nation in nursing homes, community-based settings and private homes. In 2004, Evercare’s care management program for frail elderly nursing home residents was designated as a Special Needs Plan, converting it from a demonstration project to a permanent program under contract with the Medicare program. Evercare offers other services through innovative programs such as Evercare Choice, Evercare Select and Evercare Connections. Evercare Choice is a Medicare product that offers enhanced medical coverage to frail, elderly and chronically ill populations in both nursing homes and community settings. These services are provided primarily through nurse practitioners, physicians’ assistants and physicians. Evercare Select is a Medicaid, long-term health care product for elderly, physically disabled and other needy individuals. Evercare Connections is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables Evercare geriatric care teams to capture and track patient data and clinical encounters in nursing home, hospital and home care settings. Evercare has begun extending its complex care management services to end-of-life situations. In 2004, Evercare began offering community-based hospice programs in two states.

AmeriChoice

AmeriChoice provides network-based health and well-being services to state Medicaid, Children’s Health Insurance Program (CHIP), and other government-sponsored health care programs and the beneficiaries of those programs. AmeriChoice provides services to nearly 1.3 million individuals, an expansion of approximately 155,000 individuals in 2004, in 13 states across the country. The individuals AmeriChoice serves generally live in areas that are medically underserved and where a consistent relationship with the medical community or a care provider is less likely. AmeriChoice’s population also tends to face significant social and economic challenges. AmeriChoice offers government agencies a broad menu of separate management services—including clinical care, consulting and management, pharmacy benefit services and administrative and technology services—to help them effectively administer their distinct health care delivery systems for individuals in these programs.

AmeriChoice’s approach is founded in its belief that health care cannot be provided effectively without consideration of all of the factors—social, economic, environmental and physical—that affect a person’s life. AmeriChoice coordinates resources among family, physicians, other health care providers and government and community-based agencies and organizations to provide continuous and effective care. For members, this means that the unique AmeriChoice Personal Care Model offers them a holistic approach to health care, emphasizing practical programs to improve their living circumstances as well as quality medical care and treatment in accessible, culturally-sensitive, community-oriented settings. AmeriChoice’s programs focus on high-prevalence and debilitating illnesses such as hypertension and cardiovascular disease, asthma, sickle cell anemia, diabetes, cancer and high-risk pregnancy. AmeriChoice utilizes specific disease management programs for asthma, diabetes, congestive heart failure, sickle cell anemia, chronic obstructive pulmonary disease, pneumonia, special needs, HIV and high-risk obstetrical and maternal management. In addition, AmeriChoice’s Healthy First Steps program is based on the premise that early identification and assessment of high-risk pregnancies and subsequent care by an obstetrician will help minimize premature deliveries and complications with premature babies.

For physicians, the AmeriChoice Personal Care Model means assistance with coordination of their patients’ care. AmeriChoice utilizes sophisticated telemedicine tools in inner city, public sector health care programs to support care management. This technology enables nurses and physicians to monitor important vital signs, check medication use, assess patient status and facilitate overall care. Distinctive outreach and education programs developed by AmeriChoice with the help of leading researchers and clinicians are used to target and intervene in the illnesses most common among individuals served by AmeriChoice, and are intended to ensure preventive interventions and well-child care. AmeriChoice utilizes advanced and unique pharmacy services—including benefit design, generic drug incentive programs, drug utilization review and preferred drug list development—to help optimize the use of pharmaceuticals and concurrently contain pharmacy expenditures to levels appropriate to the specific clinical situations. For state customers, the AmeriChoice Personal Care Model means increased access to care and improved quality, in a measurable system that reduces their administrative burden and lowers their costs. AmeriChoice uses advanced technology applications to support efficient, reliable and scalable business processes.

AmeriChoice considers a variety of factors in determining in which state programs to participate, including the state’s experience and consistency of support for its Medicaid program in terms of service innovation and funding, the population base in the state, the willingness of the physician/provider community to participate with the AmeriChoice Personal Care Model and the presence of community-based organizations AmeriChoice can work with to meets the needs of individuals. Using these criteria, AmeriChoice entered one new market in 2004 and is examining several other markets. Conversely, during the past three years, AmeriChoice has exited several markets because of reimbursement issues or lack of consistent direction and support.

SPECIALIZED CARE SERVICES

The Specialized Care Services (“SCS”) companies offer a comprehensive platform of specialty health and wellness and ancillary benefits, services and resources to specific customer markets nationwide. These products and services include employee benefit offerings, provider networks and related resources focusing on behavioral health and substance abuse, dental, vision, disease management, complex and chronic illness and care facilitation. The SCS companies also offer solutions in the areas of complementary and alternative care, employee assistance, short-term disability, life insurance, work life balance and health-related information. These services are designed to simplify the consumer health care experience and facilitate efficient health care delivery.

Specialized Care Services’ products are marketed under several different brands to employers, government programs, health insurers and other intermediaries, and individual consumers, and through affiliates such as Ovations, UnitedHealthcare and Uniprise. SCS also distributes products on a private label basis, allowing unaffiliated health plans, insurance companies, third-party administrators and similar institutions to deliver products and services to their customers under their brands. Specialized Care Services offers its products both on an administrative fee basis, where it manages and administers benefit claims for self-insured customers in exchange for a fixed service fee per individual served, and a risk-based basis, where Specialized Care Services assumes responsibility for health care and income replacement costs in exchange for a fixed monthly premium per individual served. Specialized Care Services’ simple, modular service designs can be easily integrated to meet varying health plan, employer and consumer needs at a wide range of price points. Approximately 60% of consumers served by Specialized Care Services receive their major medical health benefits from a source other than a UnitedHealth Group affiliate.

The SCS companies are divided into four operating groups: Specialty Health and Well-Being; Consumer Care Services; Personal Health Services; and Group Insurance Services.

Specialty Health and Wellness

The Specialty Health and Wellness group provides services and products for benefits commonly found in comprehensive medical benefit plans. United Behavioral Health (“UBH”) and its subsidiaries provide behavioral health care, substance abuse programs and psychiatric disability benefit management services. UBH’s customers buy its care management services and access its large national network of 61,000 clinicians and counselors. UBH serves more than 22 million individuals.

ACN Group (“ACN”) and its affiliates provide benefit administration, network management and access to chiropractic, physical therapy and other complementary and alternative care services along with access to a network of contracted health professionals. ACN serves approximately 19 million consumers.

LifeEra offers employee assistance, work life and other products to assist individuals in managing personal issues while seeking to increase employee productivity. LifeEra serves nearly 16 million consumers through programs developed in consultation with employers, government agencies and other affinity plans.

Consumer Care Services

Dental and vision benefits are offered and managed through the Consumer Care Services group. Spectera and its subsidiaries administer vision benefits for more than 9 million people enrolled in employer sponsored benefit plans. Spectera works to build productive relationships with vision care professionals, retailers, employer groups and benefit consultants. Spectera’s national network includes approximately 19,000 vision professionals.

Dental Benefit Providers (“DBP”) and its affiliates provide dental benefit management and related services to 4 million individuals through a network of approximately 65,000 dentists. DBP’s products are distributed to commercial and government markets, both directly and through unaffiliated insurers and its UnitedHealth Group affiliates.

Personal Health Services

SCS’ Personal Health Services group provides a continuum of individualized specialty health and wellness solutions from health information to case and disease management for complex, chronic and rare medical conditions. Through Optum, Specialized Care Services delivers personalized care and condition management, health assessments, longitudinal care management, disease management, and health information assistance, support and related services. Utilizing evidence-based medicine, technology and specially trained nurses, Optum facilitates effective and efficient health care delivery by helping its 24 million consumers address daily living concerns, make informed health care decisions, and become more effective health care purchasers.

United Resource Networks provides support services and affordable access to approximately 160 medical centers in the areas of organ transplantation, complex cancer, congenital heart disease, kidney analysis and reproductive services to approximately 46 million individuals through more than 2,300 payers. United Resource Networks negotiates competitive rates with medical centers that have been designated as “Centers of Excellence” based on satisfaction of clinical standards, including patient volumes and outcomes, medical team credentials and experience, and support services.

Group Insurance Services

Life, critical illness and short-term disability insurance, along with cost management products and services for health plans and employers, are distributed through Group Insurance Services. Unimerica Workplace Benefits provides integrated short-term disability, critical illness and group life insurance products to employers’ benefit programs. National Benefit Resources (“NBR”) distributes and administers medical stop loss insurance covering self-funded employer benefit plans. Through a network of third party administrators, brokers and consultants, NBR markets stop-loss insurance throughout the United States. NBR also distributes products and services on behalf of its SCS affiliates, URN and Optum. Disability Consulting Group offers products in the short-term disability insurance market.

INGENIX

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical services on a nationwide and international basis. Ingenix’s customers include more than 3,000 hospitals, 250,000 physicians, 2,000 payers and intermediaries, 130 Fortune 500 companies, and 150 pharmaceutical and biotechnology companies, as well as other UnitedHealth Group businesses. Ingenix is engaged in the simplification of health care administration by providing products and services that help customers correctly and efficiently document, code and bill for reimbursement for the delivery of care services. Ingenix is a leader in clinical research, health education services, publications, and pharmacoeconomics, outcomes, safety and epidemiology research through its i3 Research and i3 Magnifi businesses.

Ingenix’s products and services are sold primarily through a direct sales force focused on specific customers and market segments across the pharmaceutical, biotechnology, employer, government, hospital, physician and payer market segments. Ingenix’s products are also supported and distributed through an array of alliance and business partnerships with other technology vendors, who integrate and interface its products with their applications.

The Ingenix companies are divided into two operating groups: information services and pharmaceutical services.

Information Services

Ingenix’s diverse product offerings help clients strengthen health care administration and advance health care outcomes. These products include health care utilization reporting and analytics, physician clinical performance benchmarking, clinical data warehousing, analysis and management responses for medical cost trends, decision-support portals for evaluation of health benefits and treatment options and claims management tools for administrative error and cost reduction. Ingenix uses proprietary software applications that manage clinical and administrative data across diverse information technology environments. Ingenix also uses proprietary predictive algorithmic applications to help clients detect and act on repetitive health care patterns in large data sets.

Ingenix also provides other services on an outsourced basis, such as physician credentialing, provider directories, HEDIS reporting, and fraud and abuse detection and prevention services. Ingenix also offers consulting services, including actuarial and financial advisory work through its Reden & Anders division, as well as product development, provider contracting and medical policy management. Ingenix publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

Pharmaceutical Services

Ingenix’s pharmaceutical services division helps to coordinate and manage clinical trials for pharmaceutical products in development for pharmaceutical, biotechnology and medical device manufacturers. Ingenix’s focus is to help pharmaceutical and biotechnology customers effectively and efficiently get drug and medical device data to appropriate regulatory bodies and to improve health outcomes through integrated information, analysis, and technology. Ingenix capabilities and efforts focus on the entire range of product assessment, through commercialization of life-cycle management services—pipeline assessment, market access and product positioning, clinical trials, economic epidemiology, safety and outcomes research, medical education and promotion. Ingenix services include global clinical research services, protocol development, investigator identification and training, regulatory assistance, project management, data management, biostatistical analysis, quality assurance, medical writing and staffing resource services. Ingenix’s pharmaceutical clinical research operations in 45 countries focus on the therapeutic development categories around oncology, the central nervous system, and infectious and pulmonary disease. Ingenix uses comprehensive, science-based evaluation and analysis and benchmarking services to support pharmaceutical, biotechnology and medical device development. Ingenix also helps educate providers about pharmaceutical products through medical symposia, product communications and scientific publications.

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

Federal Regulation

Our Health Care Services segment, which includes UnitedHealthcare, Ovations, and AmeriChoice, is subject to federal regulation. Ovations has Medicare Advantage contracts that are regulated by CMS. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care being given to members. Our Health Care Services segment also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance. In addition, because a portion of Ingenix’s business includes clinical research, it is subject to regulation by the FDA. We believe we are in compliance in all material respects with the applicable laws and regulations.

State Regulation

All of the states in which our subsidiaries offer insurance and health maintenance products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. Health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material inter-company transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our business and related activities may be subject to preferred provider organization (“PPO”), managed care organization (“MCO”) or TPA-related regulations and licensure requirements. These regulations differ from state to state, but generally contain network, contracting, product and rate, financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, protection of consumer health information and covered benefits and services. Additionally, states have begun to focus their anti-fraud efforts on insurance companies and health maintenance organizations. Some states now require filing and approval of anti-fraud plans and may monitor compliance as part of a market conduct examination. We believe we are in compliance in all material respects with the applicable laws and regulations.

HIPAA

The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations promulgated pursuant to HIPAA are now effective. These regulations include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. We believe that we are in compliance in all material respects with these regulations. New standards for national provider and employer identifiers are currently being implemented by regulators. We have been and intend to remain in compliance in all material respects with these regulations. Additionally, different approaches to HIPAA’s provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United States Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. We believe that we are in compliance in all material respects with applicable ERISA regulations.

Audits and Investigations

We typically have and are currently involved in various governmental investigations, audits, and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

International Regulation

Our Ingenix, Uniprise and Health Care Services segments have limited international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws. We believe we are in compliance in all material respects with applicable laws.

COMPETITION

As a diversified health and well-being services company we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third party administrators and business services outsourcing companies, health care providers that have formed networks to directly contract with employers, specialty benefit providers, government entities, and various information and consulting companies. For our Uniprise and Health Care Services businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., PacifiCare Health Systems, Inc., WellChoice, Inc., and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix business segments also compete with a number of businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation.

EMPLOYEES

As of December 31, 2004, we employed approximately 40,000 individuals. We believe our employee relations are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	First Elected as Executive Officer
William W. McGuire, M.D.	56	Chairman of the Board and Chief Executive Officer	1988
Stephen J. Hemsley	52	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	45	Chief Financial Officer	2001
David J. Lubben	53	General Counsel and Secretary	1996
Richard H. Anderson	49	Executive Vice President, UnitedHealth Group and Chief Executive Officer, Ingenix	2005
Tracy L. Bahl	42	Chief Executive Officer, Uniprise	2004
William A. Munsell	53	Chief Executive Officer, Specialized Care Services	2004
Lois E. Quam	43	Chief Executive Officer, Ovations	1998
Robert J. Sheehy	47	Chief Executive Officer, UnitedHealthcare	2001
David S. Wichmann	42	President and Chief Operating Officer, UnitedHealthcare, and Senior Vice President, UnitedHealth Group	2004

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

Mr. Anderson joined UnitedHealth Group in November 2004 as Executive Vice President and was named Chief Executive Officer, Ingenix in January 2005. From April 2001 until November 2004, Mr. Anderson served as the Chief Executive Officer of Northwest Airlines Corporation. Mr. Anderson served in various other capacities at Northwest Airlines from 1990 until April 2001.

Mr. Bahl joined UnitedHealth Group in August 1998 and was named Chief Executive Officer, Uniprise in March 2004. From January 2003 until March 2004, Mr. Bahl was UnitedHealth Group’s Chief Marketing Officer, and from August 1998 until December 2002, he was the President of Uniprise Strategic Solutions.

Mr. Munsell joined UnitedHealth Group in 1997 and was named Chief Executive Officer, Specialized Care Services in November 2004. From February 2003 to June 2004, Mr. Munsell served as the Chief Administrative Officer, UnitedHealthcare, after serving as Chief Operating Officer, UnitedHealthcare since February 2000. From August 1997 to January 2000, Mr. Munsell served as Chief Financial Officer, UnitedHealthcare.

Ms. Quam joined UnitedHealth Group in 1989 and became the Chief Executive Officer of Ovations in April 1998. Prior to April 1998, Ms. Quam served in various capacities with UnitedHealth Group.

Mr. Sheehy joined UnitedHealth Group in 1992 and became Chief Executive Officer of UnitedHealthcare in January 2001. From April 1998 to December 2000, he was President of UnitedHealthcare. Prior to April 1998, Mr. Sheehy served in various capacities with UnitedHealth Group.

Mr. Wichmann joined UnitedHealth Group in 1998 and became President and Chief Operating Officer, UnitedHealthcare in July 2004. From June 2003 to July 2004, Mr. Wichmann served as the Chief Executive Officer, Specialized Care Services. From 2001 to June 2003, he was President and Chief Operating Officer, Specialized Care Services. From March 1998 to July 2004, Mr. Wichmann also served as Senior Vice President of Corporate Development.

ITEM 2.	PROPERTIES

As of December 31, 2004, we leased approximately 7.7 million and owned approximately 1.1 million aggregate square feet of space in the United States and Europe. Our leases expire at various dates through May 31, 2025. Our various segments use this space exclusively for their respective business purposes and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

See Item 7—“Legal Matters” and Item 8—Note 12 “Commitments and Contingencies”—“Government Regulation,” which are incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the New York Stock Exchange under the symbol UNH. On February 15, 2005, there were 14,227 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

	High	Low
2005
First quarter (through 2/15/05)	$91.80	$85.25

2004
First quarter	$64.50	$55.45
Second quarter	$68.50	$58.61
Third quarter	$74.75	$59.34
Fourth quarter	$88.76	$64.61

2003
First quarter	$46.35	$39.20
Second quarter	$52.67	$44.10
Third quarter	$56.25	$47.25
Fourth quarter	$58.67	$47.58

Dividend Policy

Our Board of Directors established our dividend policy in August 1990. The policy requires the Board to review the company’s financial statements following the end of each fiscal year and decide whether it is advisable to declare a dividend on the outstanding shares of common stock. Shareholders of record on April 1, 2004 received an annual dividend for 2004 of $0.03 per share and shareholders of record on April 1, 2003 received an annual dividend for 2003 of $0.015 per share. On February 1, 2005, the Board approved an annual dividend of $0.03 per share. The dividend will be paid on April 18, 2005 to shareholders of record on April 1, 2005.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Fourth Quarter 2004

For the Month Ended	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be purchased under the plans or programs
October 31, 2004	6,685,000	$71.02	6,685,000	4,817,300
November 30, 2004	5,340,000	$80.15	5,340,000	60,260,000
December 31, 2004	5,670,000	$84.61	5,670,000	54,590,000

TOTAL	17,695,000	$78.13	17,695,000

(1)	On November 4, 1997, the company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003, and November 4, 2004. On November 4, 2004, the Board renewed the share repurchase program and authorized the company to repurchase up to 65 million shares of the company’s common stock at prevailing market prices. There is no established expiration date for the program. During the year ended December 31, 2004, the company did not repurchase any shares other than through this publicly announced program.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

	For the Year Ended December 31,
(in millions, except per share data)	2004 [1]	2003	2002	2001	2000
Consolidated Operating Results
Revenues	$37,218	$28,823	$25,020	$23,454	$21,122

Earnings From Operations	$4,101	$2,935	$2,186	$1,566	$1,200
Net Earnings	$2,587	$1,825	$1,352	$913	$736
Return on Shareholders’ Equity	31.4%	39.0%	33.0%	24.5%	19.8%

Basic Net Earnings per Common Share	$4.13	$3.10	$2.23	$1.46	$1.14
Diluted Net Earnings per Common Share	$3.94	$2.96	$2.13	$1.40	$1.09

Common Stock Dividends per Share	$0.03	$0.015	$0.015	$0.015	$0.008

Consolidated Cash Flows From (Used For)
Operating Activities	$4,135	$3,003	$2,423	$1,844	$1,521
Investing Activities	$(1,644)	$(745)	$(1,391)	$(1,138)	$(968)
Financing Activities	$(762)	$(1,126)	$(1,442)	$(585)	$(739)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$12,253	$9,477	$6,329	$5,698	$5,053
Total Assets	$27,879	$17,634	$14,164	$12,486	$11,053
Debt	$4,023	$1,979	$1,761	$1,584	$1,209
Shareholders’ Equity	$10,717	$5,128	$4,428	$3,891	$3,688
Debt-to-Total-Capital Ratio	27.3%	27.8%	28.5%	28.9%	24.7%

Financial Highlights and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

[1]	UnitedHealth Group acquired Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and acquired Mid Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2004 financial information to prior fiscal years. The results of operations and financial condition of Oxford and MAMSI have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition dates. See Note 3 to the consolidated financial statements for a detailed discussion of these acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UnitedHealth Group is a diversified health and well-being company, serving approximately 55 million Americans. Our focus is on improving the American health care system by simplifying the administrative components of health care delivery; promoting evidence-based medicine as the standard for care; and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and informatics; and health care resource organization and care facilitation to make health care work better. We provide individuals with access to quality, cost-effective health care services and resources. We promote the delivery of care, consistent with the best available evidence for effective health care. We provide employers with superb value, service and support, and we deliver value to our shareholders by executing a business strategy founded upon a commitment to balanced growth, profitability and capital discipline.

2004 Financial Performance Highlights

UnitedHealth Group had an excellent year in 2004. The company achieved diversified growth across its business segments and generated net earnings of $2.6 billion and operating cash flows of $4.1 billion, representing increases of 42% and 38%, respectively, over 2003. Other financial performance highlights include:

•	Diluted net earnings per common share of $3.94, representing an increase of 33% over 2003.

•	Revenues of $37.2 billion, a 29% increase over 2003. Excluding the impact of acquisitions, revenues increased 8% over 2003.

•	Operating earnings of more than $4.1 billion, up 40% over 2003.

•	Consolidated operating margin of 11.0%, up from 10.2% in 2003, driven primarily by improved margins on risk-based products, revenue mix changes and operational and productivity improvements.

•	Return on shareholders’ equity of 31.4%.

UnitedHealth Group acquired Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and acquired Mid Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. The results of operations and financial condition of Oxford and MAMSI have been included in UnitedHealth Group’s Consolidated Financial Statements since the respective acquisition dates.

2004 Results Compared to 2003 Results

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals.

Consolidated revenues increased by $8.4 billion, or 29%, in 2004 to $37.2 billion, primarily as a result of revenues from businesses acquired since the beginning of 2003. Excluding the impact of these acquisitions, consolidated revenues increased by approximately 8% in 2004 as a result of rate increases on premium-based and fee-based services and growth across business segments. Following is a discussion of 2004 consolidated revenue trends for each of our three revenue components.

Premium Revenues Consolidated premium revenues in 2004 totaled $33.5 billion, an increase of $8.0 billion, or 32%, over 2003. Excluding the impact of acquisitions, premium revenues increased by approximately 8% in 2004. This increase was due in part to average net premium rate increases of approximately 9% on UnitedHealthcare’s renewing commercial risk-based business, partially offset by a slight decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products and changes in the commercial product benefit and customer mix. In addition, Ovations’ premium revenues increased largely due to increases in the number of individuals it serves through Medicare Advantage products and changes in product mix related to Medicare supplement products, as well as rate increases on all of these products. Premium revenues from AmeriChoice’s Medicaid programs and Specialized Care Services’ businesses also increased due to advances in the number of individuals served by those businesses.

Service Revenues Service revenues in 2004 totaled $3.3 billion, an increase of $217 million, or 7%, over 2003. The increase in service revenues was driven primarily by aggregate growth of 4% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during 2004, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased due to new business growth in the health information and clinical research businesses.

Investment and Other Income Investment and other income totaled $388 million, representing an increase of $131 million over 2003. Interest income increased by $134 million in 2004, principally due to the impact of increased levels of cash and fixed-income investments during the year from the acquisitions of Oxford, MAMSI and Golden Rule Financial Corporation (Golden Rule), which was acquired in November 2003. Net capital gains on sales of investments were $19 million in 2004, a decrease of $3 million from 2003.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio decreased from 81.4% in 2003 to 80.6% in 2004. Excluding the AARP business1, the medical care ratio decreased 50 basis points from 80.0% in 2003 to 79.5% in 2004. The medical care ratio decrease resulted primarily from net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2004 include approximately $210 million of favorable medical cost development related to prior fiscal years. Medical costs for 2003 include approximately $150 million of favorable medical cost development related to prior fiscal years.

[1]	Management believes disclosure of the medical care ratio excluding the AARP business is meaningful since underwriting gains or losses related to the AARP business accrue to the overall benefit of the AARP policyholders through a rate stabilization fund (RSF). Although the company is at risk for underwriting losses to the extent cumulative net losses exceed the balance in the RSF, we have not been required to fund any underwriting deficits to date, and management believes the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract during the foreseeable future.

On an absolute dollar basis, 2004 medical costs increased $6.3 billion, or 30%, over 2003 principally due to the impact of the acquisitions of Oxford, MAMSI and Golden Rule. Excluding the impact of acquisitions, medical costs increased by approximately 8% driven primarily by medical cost inflation and a moderate increase in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for 2004 was 15.4%, down from 16.9% in 2003. This decrease was driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. The existence of premium revenues within our risk-based products cause them to have lower operating cost ratios than fee-based products, which have no premium revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for 2004 increased $868 million, or 18%, over 2003 primarily due to the acquisitions of Oxford, MAMSI and Golden Rule. Excluding the impact of acquisitions, operating costs increased by approximately 3%. This increase was driven by a more than 3% increase in the total number of individuals served by Health Care Services and Uniprise in 2004, excluding the impact of acquisitions, and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization in 2004 was $374 million, an increase of $75 million, or 25%, over 2003. Approximately $42 million of this increase is related to intangible assets acquired in business acquisitions in 2004. The remaining increase of $33 million is due to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2003.

Income Taxes

Our effective income tax rate was 34.9% in 2004, compared to 35.7% in 2003. The decrease was driven mainly by favorable settlements of prior year income tax returns.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2004	2003	Percent Change
Health Care Services	$32,673	$24,807	32%
Uniprise	3,365	3,107	8%
Specialized Care Services	2,295	1,878	22%
Ingenix	670	574	17%
Corporate and Eliminations	(1,785)	(1,543)	nm

Consolidated Revenues	$37,218	$28,823	29%

Earnings From Operations	2004	2003	Percent Change
Health Care Services	$2,810	$1,865	51%
Uniprise	677	610	11%
Specialized Care Services	485	385	26%
Ingenix	129	75	72%

Consolidated Earnings From Operations	$4,101	$2,935	40%

nm - not meaningful

Health Care Services

The Health Care Services segment consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of multistate, mid-sized and local employers and consumers. Ovations delivers health and well-being services to Americans over the age of 50, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice facilitates and manages health care services for state-sponsored Medicaid programs and their beneficiaries.

Health Care Services had revenues of $32.7 billion in 2004, representing an increase of $7.9 billion, or 32%, over 2003, driven primarily by acquisitions since the beginning of 2003. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately $1.9 billion, or 8%, over 2003. UnitedHealthcare accounted for approximately $850 million of this increase, driven by average premium rate increases of approximately 9% on renewing commercial risk-based business and growth in the number of individuals served by fee-based products, partially offset by a slight decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations contributed approximately $770 million to the revenue advance over 2003 driven by growth in the number of individuals served by Ovations’ Medicare Advantage products and changes in product mix related to Medicare supplement products it provides to AARP members, as well as rate increases on all of these products. The remaining increase in Health Care Services revenues is attributable to growth in the number of individuals served by AmeriChoice’s Medicaid programs and Medicaid premium rate increases.

Health Care Services earnings from operations in 2004 were $2.8 billion, representing an increase of $945 million, or 51%, over 2003. This increase primarily resulted from Ovations’ and UnitedHealthcare’s revenue growth, improved gross margins on UnitedHealthcare’s commercial risk-based products and the impact of the acquisitions of Oxford, MAMSI and Golden Rule. UnitedHealthcare’s commercial medical care ratio improved to 79.0% in 2004 from 80.0% in 2003. The decrease in the commercial medical care ratio was primarily driven by net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ 2004 operating margin was 8.6%, an increase of 110 basis points over 2003. This increase was principally driven by a combination of the improved commercial medical care ratio and changes in business and customer mix.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 311:

(in thousands)	2004	2003
Commercial
Risk-based	7,655	5,400
Fee-based	3,305	2,895

Total Commercial	10,960	8,295

Medicare	330	230
Medicaid	1,260	1,105

Total Health Care Services	12,550	9,630

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of December 31, 2004, increased by nearly 2.7 million, or 32%, over the prior year. Excluding the 2004 acquisitions of Oxford, MAMSI and a smaller regional health plan, the number of individuals served by UnitedHealthcare’s commercial business increased by 245,000. This included an increase of 285,000 in the number of individuals served with fee-based products, driven by new customer relationships and existing customers converting from risk-based products to fee-based products, partially offset by a decrease of 40,000 in the number of individuals served with risk-based products resulting primarily from customers converting to self-funded, fee-based arrangements and a competitive commercial risk-based pricing environment.

Excluding the impact of the Oxford acquisition, the number of individuals served by Ovations’ Medicare Advantage products increased by 30,000, or 13%, from 2003. AmeriChoice’s Medicaid enrollment increased by 155,000, or 14%, due to organic growth in the number of individuals served and the acquisition of a Medicaid health plan in Michigan in February 2004, resulting in the addition of approximately 95,000 individuals served.

Uniprise

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans, and provides health-related consumer and financial transaction products and services. Uniprise revenues in 2004 were $3.4 billion, representing an increase of 8% over 2003. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise, excluding the impact of the acquisition of Definity Health Corporation (Definity) in December 2004, and annual service fee rate increases for self-insured customers. Uniprise served 9.9 million individuals and 9.1 million individuals as of December 31, 2004 and 2003, respectively.

Uniprise earnings from operations in 2004 were $677 million, representing an increase of 11% over 2003. Operating margin for 2004 improved to 20.1% from 19.6% in 2003. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services is a portfolio of specialty health and wellness companies, each serving a specialized market need with a unique offering of benefits, networks, services and resources. Specialized Care Services revenues during 2004 of $2.3 billion increased by $417 million, or 22%, over 2003. This increase was principally driven by an increase in the number of individuals served by United Behavioral Health, its behavioral health benefits business, Dental Benefit Providers, its dental services business, and Spectera, its vision care benefits business; rate increases related to these businesses; and incremental revenues related to businesses acquired since the beginning of 2003 of approximately $100 million.

Earnings from operations in 2004 of $485 million increased $100 million, or 26%, over 2003. Specialized Care Services’ operating margin increased to 21.1% in 2004, up from 20.5% in 2003. This increase was driven primarily by operational and productivity improvements within Specialized Care Services’ businesses and consolidation of the production and service operation infrastructure to enhance productivity and efficiency and to improve the quality and consistency of service, partially offset by a business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix is a leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and other payers, physicians and other health care providers, large employers, and governments. Ingenix revenues in 2004 of $670 million increased by $96 million, or 17%, over 2003. This was driven primarily by new business growth in the health information and clinical research businesses.

Earnings from operations in 2004 were $129 million, up $54 million, or 72%, from 2003. Operating margin was 19.3% in 2004, up from 13.1% in 2003. The increase in earnings from operations and operating margin was primarily due to growth and improving gross margins in the health information and clinical research businesses.

2003 Results Compared to 2002 Results

Consolidated Financial Results

Revenues

Consolidated revenues increased by $3.8 billion, or 15%, in 2003 to $28.8 billion. Consolidated revenues increased by approximately 11% as a result of rate increases on premium-based and fee-based services and growth across business segments, and 4% as a result of revenues from businesses acquired since the beginning of 2002. Following is a discussion of 2003 consolidated revenue trends for each of our three revenue components.

Premium Revenues Consolidated premium revenues in 2003 totaled $25.4 billion, an increase of $3.5 billion, or 16%, over 2002. UnitedHealthcare premium revenues increased by $1.8 billion, driven primarily by average premium rate increases of 12% to 13% on renewing commercial risk-based business. Premium revenues from Medicaid programs also increased by approximately $1.0 billion over 2002. Approximately 70% of this increase resulted from the acquisition of AmeriChoice on September 30, 2002, with the remaining 30% driven by growth in the number of individuals served by our AmeriChoice Medicaid programs since the acquisition date. The remaining premium revenue growth in 2003 was primarily driven by growth in the number of individuals served by Ovations’ Medicare supplement products provided to AARP members and its Evercare business, along with growth in several of Specialized Care Services’ businesses.

Service Revenues Service revenues in 2003 totaled $3.1 billion, an increase of $224 million, or 8%, over 2002. The increase in service revenues was driven primarily by aggregate growth of 7% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during 2003.

Investment and Other Income Investment and other income totaled $257 million, representing an increase of $37 million over 2002, due primarily to increased capital gains on sales of investments. Net capital gains on sales of investments were $22 million in 2003, compared with net capital losses of $18 million in 2002. Interest income decreased by $3 million in 2003, driven by lower yields on investments, partially offset by the impact of increased levels of cash and fixed-income investments.

Medical Costs

The consolidated medical care ratio decreased from 83.0% in 2002 to 81.4% in 2003. Excluding the AARP business, the medical care ratio decreased 140 basis points from 81.4% in 2002 to 80.0% in 2003. The medical care ratio decrease resulted primarily from net premium rate increases that exceeded overall medical benefit cost increases and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2003 include approximately $150 million of favorable medical cost development related to prior fiscal years. Medical costs for 2002 include approximately $70 million of favorable medical cost development related to prior fiscal years.

On an absolute dollar basis, 2003 medical costs increased $2.5 billion, or 14%, over 2002. The increase was driven primarily by a rise in medical costs of approximately 10% to 11% due to medical cost inflation and a moderate increase in health care consumption, and incremental medical costs related to businesses acquired since the beginning of 2002.

Operating Costs

The operating cost ratio for 2003 was 16.9%, down from 17.5% in 2002. This decrease was driven primarily by revenue mix changes, with greater growth from premium revenues than from service revenues, and productivity gains from technology deployment and other cost management initiatives. Our premium-based products have lower operating cost ratios than our fee-based products. The impact of operating cost efficiencies in 2003 was partially offset by the continued incremental costs associated with the development, deployment, adoption and maintenance of new technology releases.

On an absolute dollar basis, operating costs for 2003 increased $488 million, or 11%, over 2002. This increase was driven by a 6% increase in total individuals served by Health Care Services and Uniprise during 2003, increases in broker commissions and premium taxes due to increased revenues, general operating cost inflation, and additional operating costs associated with change initiatives and acquired businesses.

Depreciation and Amortization

Depreciation and amortization in 2003 was $299 million, an increase of $44 million over 2002. This increase was due to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2002.

Income Taxes

Our effective income tax rate was 35.7% in 2003, compared to 35.5% in 2002. The change from 2002 was due to changes in business and income mix among states with differing income tax rates.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2003	2002	Percent Change
Health Care Services	$24,807	$21,552	15%
Uniprise	3,107	2,725	14%
Specialized Care Services	1,878	1,509	24%
Ingenix	574	491	17%
Corporate and Eliminations	(1,543)	(1,257)	nm

Consolidated Revenues	$28,823	$25,020	15%

Earnings From Operations	2003	2002	Percent Change
Health Care Services	$1,865	$1,328	40%
Uniprise	610	517	18%
Specialized Care Services	385	286	35%
Ingenix	75	55	36%

Consolidated Earnings From Operations	$2,935	$2,186	34%

nm - not meaningful

Health Care Services

Health Care Services had revenues of $24.8 billion in 2003, representing an increase of $3.3 billion, or 15%, over 2002. The majority of the increase resulted from an increase of $1.9 billion in UnitedHealthcare revenues, an increase of 14% over 2002. The increase in UnitedHealthcare revenues was driven by average premium rate increases of approximately 12% to 13% on renewing commercial risk-based business and 8% growth in the number of individuals served by fee-based products during 2003. Revenues from Medicaid programs in 2003 increased by

$1.0 billion over 2002. Approximately 70% of this increase resulted from the acquisition of AmeriChoice on September 30, 2002, with the remaining 30% driven by growth in the number of individuals served by AmeriChoice Medicaid programs since the acquisition date. Ovations revenues increased by $319 million, or 5%, primarily due to increases in the number of individuals served by both its Medicare supplement products provided to AARP members and by its Evercare business.

Health Care Services earnings from operations in 2003 were nearly $1.9 billion, representing an increase of $537 million, or 40%, over 2002. This increase primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s fee-based products, and the acquisition of AmeriChoice on September 30, 2002. UnitedHealthcare’s commercial medical care ratio improved to 80.0% in 2003 from 81.8% in 2002. The decrease in the commercial medical care ratio was driven primarily by the decrease in net premium rate increases that exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ 2003 operating margin was 7.5%, an increase of 130 basis points over 2002. This increase was driven by a combination of improved medical care ratios and a shift in commercial product mix from risk-based products to higher-margin, fee-based products.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 311:

(in thousands)	2003	2002
Commercial
Risk-based	5,400	5,070
Fee-based	2,895	2,715

Total Commercial	8,295	7,785

Medicare	230	225
Medicaid	1,105	1,030

Total Health Care Services	9,630	9,040

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of December 31, 2003, increased by 510,000, or 7%, over the prior year. This included an increase of 180,000, or 7%, in the number of individuals served with fee-based products, driven by new customer relationships and existing customers converting from risk-based products to fee-based products. In addition, the number of individuals served by risk-based products increased by 330,000. This increase was driven by the acquisition of Golden Rule in November 2003, which resulted in the addition of 430,000 individuals served, partially offset by customers converting to self-funded, fee-based arrangements and UnitedHealthcare’s targeted withdrawal of risk-based offerings from unprofitable arrangements with customers using multiple benefit carriers.

Ovations’ year-over-year Medicare Advantage enrollment remained relatively stable, with 230,000 individuals served as of December 31, 2003. Medicaid enrollment increased by 75,000, or 7%, due to strong growth in the number of individuals served by AmeriChoice over the past year.

Uniprise

Uniprise revenues in 2003 were $3.1 billion, representing an increase of 14% over 2002. This increase was driven primarily by growth of 6% in the number of individuals served by Uniprise during 2003, annual service fee rate increases for self-insured customers, and a change in customer funding mix during 2002. Uniprise served 9.1 million individuals and 8.6 million individuals as of December 31, 2003 and 2002, respectively.

Uniprise earnings from operations in 2003 were $610 million, representing an increase of 18% over 2002. Operating margin for 2003 improved to 19.6% from 19.0% in 2002. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions.

Specialized Care Services

Specialized Care Services revenues during 2003 of $1.9 billion increased by $369 million, or 24%, over 2002. This increase was principally driven by an increase in the number of individuals served by United Behavioral Health, its behavioral health benefits business; Dental Benefit Providers, its dental services business; and Spectera, its vision care benefits business; as well as rate increases related to these businesses.

Earnings from operations in 2003 of $385 million increased $99 million, or 35%, over 2002. Specialized Care Services’ operating margin increased to 20.5% in 2003, up from 19.0% in 2002. This increase was driven primarily by operational and productivity improvements at United Behavioral Health.

Ingenix

Ingenix revenues in 2003 of $574 million increased by $83 million, or 17%, over 2002. This was driven primarily by new business growth in the health information business. Earnings from operations in 2003 were $75 million, up $20 million, or 36%, from 2002. Operating margin was 13.1% in 2003, up from 11.2% in 2002. The increase in the operating margin was primarily due to growth in the health information business.

Financial Condition, Liquidity and Capital Resources at December 31, 2004

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our board of directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash from operations for general corporate use. Cash flows generated by these entities, combined with the issuance of commercial paper, long-term debt and the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, excluding depreciation and amortization. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future health care costs. In 2004, a hypothetical unexpected 1% increase in commercial insured medical costs would have reduced net earnings by approximately $105 million.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk.

Cash and Investments

Cash flows from operating activities were $4.1 billion in 2004, representing an increase over 2003 of $1.1 billion, or 38%. This increase in operating cash flows resulted primarily from an increase of $871 million in net income excluding depreciation, amortization and other noncash items. Additionally, operating cash flows increased by $261 million due to cash generated by working capital changes, driven in part by improved cash collections leading to decreases in accounts receivable and increases in unearned premiums, and an increase in medical costs payable. As premium revenues and related medical costs increase, we generate incremental operating cash flows because we collect premium revenues in advance of the claim payments for related medical costs.

We maintained a strong financial condition and liquidity position, with cash and investments of $12.3 billion at December 31, 2004. Total cash and investments increased by $2.8 billion since December 31, 2003, primarily due to $2.4 billion in cash and investments acquired in the Oxford and MAMSI acquisitions and strong operating cash flows, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At December 31, 2004, approximately $227 million of our $12.3 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, approximately $37 million was segregated for future regulatory capital needs and the remainder was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of December 31, 2004 and 2003, we had commercial paper and debt outstanding of approximately $4.0 billion and $2.0 billion, respectively. Our debt-to-total-capital ratio was 27.3% and 27.8% as of December 31, 2004 and December 31, 2003, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On July 29, 2004, our Health Care Services business segment acquired Oxford. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options.

On February 10, 2004, our Health Care Services business segment acquired MAMSI. Under the terms of the purchase agreement, MAMSI shareholders received 0.82 shares of UnitedHealth Group common stock and

$18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 36.4 million shares of UnitedHealth Group common stock (valued at $1.9 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash.

On December 10, 2004, our Uniprise business segment acquired Definity. Under the terms of the purchase agreement, we paid $305 million in cash in exchange for all of the outstanding stock of Definity. Available cash and commercial paper issuance financed the Definity purchase price.

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

In December and March 2003, we issued $500 million of four-year, fixed-rate notes and $450 million of 10-year, fixed-rate notes with interest rates of 3.3% and 4.9%, respectively. We used the proceeds from the 2003 borrowings to repay commercial paper and maturing term debt, and for general corporate purposes including working capital, capital expenditures, business acquisitions and share repurchases.

We entered into interest rate swap agreements to convert our interest exposure on a majority of these 2003 and 2004 borrowings from a fixed to a variable rate. The interest rate swap agreements on these borrowings have aggregate notional amounts of $2.9 billion. At December 31, 2004, the rate used to accrue interest expense on these agreements ranged from 2.3% to 3.3%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations.

In June 2004, we executed a $1.0 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced our existing $450 million revolving facility that was set to expire in July 2005, and our $450 million, 364-day facility that was set to expire in July 2004. As of December 31, 2004, we had no amounts outstanding under this credit facility. Commercial paper increased from $79 million at December 31, 2003, to $273 million at December 31, 2004.

Our debt arrangements and credit facility contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2004, we repurchased 51.4 million shares at an average price of approximately $68 per share and an aggregate cost of approximately $3.5 billion. As of December 31, 2004, we had board of directors’ authorization to purchase up to an additional 54.6 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

Under our S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities), the remaining issuing capacity of all covered securities is $500 million. We intend to file a new S-3 shelf registration statement during the first half of 2005 to increase our remaining issuing capacity. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 24.3 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 36.4 million shares issued in connection with the February 2004 acquisition of MAMSI and for the 52.2 million shares issued in connection with the July 2004 acquisition of Oxford described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

The following table summarizes future obligations due by period as of December 31, 2004, under our various contractual obligations, off-balance sheet arrangements and commitments (in millions):

	2005	2006 to 2007	2008 to 2009	Thereafter	Total
Debt and Commercial Paper[1]	$673	$950	$1,200	$1,200	$4,023
Operating Leases	126	222	140	149	637
Purchase Obligations[2]	103	69	12	—	184
Future Policy Benefits[3]	107	272	224	1,173	1,776
Other Long-Term Obligations[4]	—	—	58	212	270

Total Contractual Obligations	$1,009	$1,513	$1,634	$2,734	$6,890

[1]	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of a debt covenant violation is remote.

[2]	Minimum commitments under existing purchase obligations for goods and services.

[3]	Estimated payments required under life and annuity contracts.

[4]	Includes obligations associated with certain employee benefit programs and minority interest purchase commitments.

Currently, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $4.5 billion in 2004, $4.1 billion in 2003 and $3.7 billion in 2002.

The underwriting gains or losses related to the AARP business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the

RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 to the consolidated financial statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through companies that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intent to maintain our senior debt ratings in the “A” range, we maintain an aggregate statutory capital level for our regulated subsidiaries that is significantly higher than the minimum level regulators require. As of December 31, 2004, our regulated subsidiaries had aggregate statutory capital of approximately $4.1 billion, which is significantly more than the aggregate minimum regulatory requirements.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 2 to the consolidated financial statements.

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

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Historically, the net impact of estimate developments has represented less than one-half of 1% of annual medical costs, less than 4% of annual earnings from operations and less than 3% of medical costs payable.

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

	Favorable Development	Net Impact on Medical Costs(a)	Medical Costs			Earnings from Operations
			As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2001	$30	($40)	$17,644	$17,604		$1,566	$1,606
2002	$70	($80)	$18,192	$18,112		$2,186	$2,266
2003	$150	($60)	$20,714	$20,654		$2,935	$2,995
2004	$210	(c )	$27,000	(c	)	$4,101	(c	)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	Not yet determinable as the amount of prior period development recorded in 2005 will change as our December 31, 2004 medical costs payable estimate develops throughout 2005.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of December 31, 2004, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of December 31, 2004; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2004 estimates of medical costs payable and actual costs payable, excluding the AARP business, 2004 earnings from operations would increase or decrease by $46 million and diluted net earnings per common share would increase or decrease by approximately $0.05 per share.

Long-Lived Assets

As of December 31, 2004, we had long-lived assets, including goodwill, other intangible assets, property, equipment and capitalized software, of $11.8 billion. We review our goodwill for impairment annually at the reporting unit level, and we review our remaining long-lived assets for impairment when events and changes in circumstances indicate we might not recover their carrying value. To determine the fair value of the respective assets and assess the recoverability of our long-lived assets, we must make assumptions about a wide variety of internal and external factors including estimated future utility and estimated future cash flows, which in turn are based on estimates of future revenues, expenses and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Investments

As of December 31, 2004, we had approximately $8.3 billion of investments, primarily held in marketable debt securities. Our investments are principally classified as available for sale and are recorded at fair value. We exclude unrealized gains and losses on investments available for sale from earnings and report them together, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2004, our investments had gross unrealized gains of $215 million and gross unrealized losses of $11 million. If any of our investments experience a decline in fair value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other than temporary. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known and record any resulting impairment charges at that time. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

Revenues

Revenues are principally derived from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services, as recorded in our records. Employer groups generally provide us with changes to their eligible population one month in arrears. Each billing includes an adjustment for prior month changes in eligibility status that were not reflected in our previous billing. We estimate and adjust the current period’s revenues and accounts receivable accordingly. Our estimates are based on historical trends, premiums billed, the level of contract renewal activity and other relevant information. We revise estimates of revenue adjustments each period, and record changes in the period they become known.

Contingent Liabilities

Because of the nature of our businesses, we are routinely involved in various disputes, legal proceedings and governmental audits and investigations. We record liabilities for our estimates of the probable costs resulting from these matters. Our estimates are developed in consultation with outside legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering our insurance coverages, if any, for such matters. We do not believe any matters currently threatened or pending will have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions.

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

In Re: Managed Care Litigation: MDL No. 1334. Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. The trial court has denied UnitedHealthcare’s further motion to compel the secondary RICO claims to arbitration and the Eleventh Circuit affirmed that order. A trial date has been set for September 2005. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings.

The American Medical Association et al. v. Metropolitan Life Insurance Company, United HealthCare Services. Inc. and UnitedHealth Group. On March 15, 2000, the American Medical Association filed a lawsuit against the company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations.

Although the results of pending litigation are always uncertain, we do not believe the results of any such actions currently threatened or pending, including those described above, will, individually or in aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates or equity prices. The company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $12.0 billion of our cash equivalents and investments at December 31, 2004 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at December 31, 2004, the fair value of our fixed-income investments would decrease or increase by approximately $355 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $3.2 billion of our commercial paper and debt had variable rates of interest and $825 million had fixed rates as of December 31, 2004. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At December 31, 2004, we had $207 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of December 31, 2004, there were no significant concentrations of credit risk.

Cautionary Statements

The statements contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 75% to 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to our customers. The profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. If medical costs increased by 1 percent without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2004 would have been reduced by approximately $105 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which we have not received the underlying claims or for which we have received the claims but not yet processed them. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

We face competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., PacifiCare Health Systems, Inc., WellChoice, Inc., and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix segments also compete with a number of businesses. The addition of new competitors for at least the short-term can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities that give them a competitive advantage. Greater market share, established reputation, superior supplier arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

Our relationship with AARP is important

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of December 31, 2004, our portion of AARP’s insurance program represented approximately $4.5 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

The favorable and unfavorable effects of changes in Medicare are uncertain.

The Medicare changes being implemented as a result of the Medicare Modernization Act of 2003 are complex and wide-ranging. There are numerous changes that will influence our business. We have invested considerable resources analyzing how to best address uncertainties and risks associated with the changes that may arise. In January 2005, the Centers for Medicare and Medicaid Services released detailed regulations on major aspects of the legislation, however, some important requirements related to the implementation of the new product offerings, including the Part D prescription drug benefit and the regional Medicare Advantage Preferred Provider Organizations, have not yet been released by the federal government, thus creating challenges for planning and implementation. We believe the increased funding provided in the legislation will increase the number of competitors in the seniors health services market.

Our business is subject to government scrutiny, and we must respond quickly and appropriately to changes in government regulations.

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

We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past, and may do so in the future.

State legislatures and Congress continue to focus on health care issues. Legislative and regulatory proposals at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; claim payments and processing; drug utilization and patient safety efforts; use and maintenance of individually identifiable health information; medical malpractice litigation; and government-sponsored programs. We cannot predict if any of these initiatives will ultimately become binding law or regulation, or, if enacted, what their terms will be, but their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for loss of business.

We typically have and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs.

Important relationships with physicians, hospitals and other health care providers.

We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for competitive prices. Our results of operations and prospects are substantially dependent on our continued ability to maintain these competitive prices. A number of organizations are advocating for legislation that would exempt certain of these physicians and health care professionals from federal and state antitrust laws. In any particular market, these physicians and health care professionals could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part.

The nature of our business exposes us to litigation risks, and our insurance coverage may not be sufficient to cover some of the costs associated with litigation.

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

Our businesses depend on effective information systems and the integrity of the data in our information systems.

Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

We use or employ independent third parties, such as International Business Machines Corporation (IBM), with whom we have entered into agreements, for significant portions of our data center operations. Even though we have appropriate provisions in our agreements, including provisions with respect to specific performance standards, covenants, warranties, audit rights, indemnification, and other provisions, our dependence on these third parties makes our operations vulnerable to their failure to perform adequately under the contracts, due to internal or external factors. Although there are a limited number of service organizations with the size, scale and capabilities to effectively provide certain of these services, we believe that other organizations could provide similar services on comparable terms. A change in service providers, however, could result in a decline in service quality and effectiveness or less favorable contract terms.

We have intangible assets, whose values may become impaired.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $10.7 billion as of December 31, 2004, representing approximately 38% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

We must comply with emerging restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates who obtain access to sensitive patient information when providing services to us.

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Our knowledge and information-related businesses depend on our ability to maintain proprietary rights to our databases and related products.

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

The effects of the war on terror and future terrorist attacks could impact the health care industry.

The terrorist attacks launched on September 11, 2001, the war on terrorism, the threat of future acts of terrorism and the related concerns of customers and providers have negatively affected, and may continue to negatively affect, the U.S. economy in general and our industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, future acts of terrorism and bio-terrorism could lead to, among other things, increased use of health care services including, without limitation, hospital and physician services; loss of membership in health benefit programs we administer as a result of lay-offs or other reductions of employment; adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; disruption of our information and payment systems; increased health care costs due to restrictions on our ability to carve out certain categories of risk, such as acts of terrorism; and disruption of the financial and insurance markets in general.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Item 7 of this report under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2004	2003	2002
Revenues
Premiums	$33,495	$25,448	$21,906
Services	3,335	3,118	2,894
Investment and Other Income	388	257	220

Total Revenues	37,218	28,823	25,020

Medical and Operating Costs
Medical Costs	27,000	20,714	18,192
Operating Costs	5,743	4,875	4,387
Depreciation and Amortization	374	299	255

Total Medical and Operating Costs	33,117	25,888	22,834

Earnings From Operations	4,101	2,935	2,186
Interest Expense	(128)	(95)	(90)

Earnings Before Income Taxes	3,973	2,840	2,096
Provision for Income Taxes	(1,386)	(1,015)	(744)

Net Earnings	$2,587	$1,825	$1,352

Basic Net Earnings per Common Share	$4.13	$3.10	$2.23

Diluted Net Earnings per Common Share	$3.94	$2.96	$2.13

Basic Weighted-Average Number of Common Shares Outstanding	626	589	607
Dilutive Effect of Outstanding Stock Options	30	28	29

Diluted Weighted-Average Number of Common Shares Outstanding	656	617	636

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2004	2003
Assets
Current Assets
Cash and Cash Equivalents	$3,991	$2,262
Short-Term Investments	514	486
Accounts Receivable, net of allowances of $101 and $88	906	745
Assets Under Management	1,930	2,019
Deferred Income Taxes	353	269
Other Current Assets	547	339

Total Current Assets	8,241	6,120
Long-Term Investments	7,748	6,729
Property, Equipment, and Capitalized Software, net of accumulated depreciation and amortization of $660 and $538	1,139	1,032
Goodwill	9,470	3,509
Other Intangible Assets, net of accumulated amortization of $103 and $43	1,205	180
Other Assets	76	64

Total Assets	$27,879	$17,634

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$5,540	$4,152
Accounts Payable and Accrued Liabilities	2,107	1,575
Other Policy Liabilities	1,933	2,117
Commercial Paper and Current Maturities of Long-Term Debt	673	229
Unearned Premiums	1,076	695

Total Current Liabilities	11,329	8,768
Long-Term Debt, less current maturities	3,350	1,750
Future Policy Benefits for Life and Annuity Contracts	1,669	1,517
Deferred Income Taxes and Other Liabilities	814	471
Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common Stock, $0.01 par value - 1,500 shares authorized; 643 and 583 shares outstanding	6	6
Additional Paid-In Capital	3,095	58
Retained Earnings	7,484	4,915
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	132	149

Total Shareholders’ Equity	10,717	5,128

Total Liabilities and Shareholders’ Equity	$27,879	$17,634

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Unrealized Gains on Investments	Total Shareholders’ Equity	Comprehensive Income
(in millions)	Shares	Amount
Balance at December 31, 2001	617	$6	$36	$3,805	$44	$3,891
Issuances of Common Stock, and related tax benefits	26	—	905	—	—	905
Common Stock Repurchases	(44)	—	(771)	(1,044)	—	(1,815)
Comprehensive Income
Net Earnings	—	—	—	1,352	—	1,352	$1,352
Other Comprehensive Income Adjustments
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	104	104	104

Comprehensive Income							$1,456

Common Stock Dividend	—	—	—	(9)	—	(9)

Balance at December 31, 2002	599	6	170	4,104	148	4,428
Issuances of Common Stock, and related tax benefits	17	—	490	—	—	490
Common Stock Repurchases	(33)	—	(602)	(1,005)	—	(1,607)
Comprehensive Income
Net Earnings	—	—	—	1,825	—	1,825	$1,825
Other Comprehensive Income Adjustments
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	1	1	1

Comprehensive Income							$1,826

Common Stock Dividend	—	—	—	(9)	—	(9)

Balance at December 31, 2003	583	6	58	4,915	149	5,128
Issuances of Common Stock, and related tax benefits	111	1	6,482	—	—	6,483
Common Stock Repurchases	(51)	(1)	(3,445)	—	—	(3,446)
Comprehensive Income
Net Earnings	—	—	—	2,587	—	2,587	$2,587
Other Comprehensive Income Adjustments
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(17)	(17)	(17)

Comprehensive Income							$2,570

Common Stock Dividend	—	—	—	(18)	—	(18)

Balance at December 31, 2004	643	$6	$3,095	$7,484	$132	$10,717

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2004	2003	2002
Operating Activities
Net Earnings	$2,587	$1,825	$1,352
Noncash Items
Depreciation and Amortization	374	299	255
Deferred Income Taxes and Other	125	91	154
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances
Accounts Receivable and Other Current Assets	(30)	(46)	83
Medical Costs Payable	322	276	74
Accounts Payable and Accrued Liabilities	586	460	423
Other Policy Liabilities	37	87	70
Unearned Premiums	134	11	12

Cash Flows From Operating Activities	4,135	3,003	2,423

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(2,225)	(590)	(302)
Purchases of Property, Equipment and Capitalized Software	(350)	(352)	(419)
Purchases of Investments	(3,190)	(2,583)	(3,246)
Maturities and Sales of Investments	4,121	2,780	2,576

Cash Flows Used For Investing Activities	(1,644)	(745)	(1,391)

Financing Activities
Proceeds from (Payments of) Commercial Paper, net	194	(382)	(223)
Proceeds from Issuance of Long-Term Debt	2,000	950	400
Payments for Retirement of Long-Term Debt	(150)	(350)	—
Common Stock Repurchases	(3,446)	(1,607)	(1,815)
Proceeds from Common Stock Issuances	583	268	205
Dividends Paid	(18)	(9)	(9)
Other	75	4	—

Cash Flows Used For Financing Activities	(762)	(1,126)	(1,442)

Increase (Decrease) in Cash and Cash Equivalents	1,729	1,132	(410)
Cash and Cash Equivalents, Beginning of Period	2,262	1,130	1,540

Cash and Cash Equivalents, End of Period	$3,991	$2,262	$1,130

Supplemental Schedule of Noncash Investing and Financing Activities
Common Stock Issued for Acquisitions	$5,557	$—	$567

See Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Description of Business

UnitedHealth Group Incorporated (also referred to as “UnitedHealth Group,” “the company,” “we,” “us,” and “our”) is a diversified health and well-being company dedicated to making health care work better. Through strategically aligned, market-defined businesses, we design products, provide services and apply technologies that improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the consolidated financial statements according to accounting principles generally accepted in the United States of America and have included the accounts of UnitedHealth Group and its subsidiaries. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

These consolidated financial statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, contingent liabilities, intangible asset valuations, asset impairments and revenues. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Revenues

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. We recognize premium revenues in the period in which eligible individuals are entitled to receive health care services. We record health care premium payments we receive from our customers in advance of the service period as unearned premiums.

Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. Under service fee contracts, we recognize revenue in the period the related services are performed based upon the fee charged to the customer. The customers retain the risk of financing medical benefits for their employees and their employees’ dependents, and we administer the payment of customer funds to physicians and other health care providers from customer-funded bank accounts. Because we do not have the obligation for funding the medical expenses, nor do we have responsibility for delivering the medical care, we do not recognize gross revenue and medical costs for these contracts in our consolidated financial statements.

For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals.

Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, provider contract rate changes, medical care consumption and other medical cost trends. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Cash, Cash Equivalents and Investments

Cash and cash equivalents are highly liquid investments that generally have an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments. Investments with maturities of less than one year are classified as short-term. We may sell investments classified as long-term before their maturities to fund working capital or for other purposes. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. We classify these investments as held to maturity and report them at amortized cost. All other investments are classified as available for sale and reported at fair value based on quoted market prices.

We exclude unrealized gains and losses on investments available for sale from earnings and report it, net of income tax effects, as a separate component of shareholders’ equity. We continually monitor the difference between the cost and estimated fair value of our investments. If any of our investments experiences a decline in value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in Investment and Other Income in our Consolidated Statements of Operations. To calculate realized gains and losses on the sale of investments, we use the specific cost or amortized cost of each investment sold.

Assets Under Management

We administer certain aspects of AARP’s insurance program (see Note 11). Pursuant to our agreement, AARP assets are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with the AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings.

Property, Equipment and Capitalized Software

Property, equipment and capitalized software is stated at cost, net of accumulated depreciation and amortization. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.

We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are: from three to seven years for furniture, fixtures and equipment; from 35 to 40 years for buildings; the shorter of the useful life or remaining lease term for leasehold improvements; and from three to nine years for capitalized software. The weighted-average useful life of property, equipment and capitalized software at December 31, 2004, was approximately five years. The net book value of property and equipment was $543 million and $503 million as of

December 31, 2004 and 2003, respectively. The net book value of capitalized software was $596 million and $529 million as of December 31, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase price and transaction costs of businesses we have acquired exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives.

Long-Lived Assets

We review long-lived assets, including property, equipment, capitalized software and intangible assets, for events or changes in circumstances that would indicate we might not recover their carrying value. We consider many factors, including estimated future utility and cash flows associated with the assets, to make this decision. An impairment charge is recorded for the amount by which an asset’s carrying value exceeds its estimated fair value. We record assets held for sale at the lower of their carrying amount or fair value, less any costs for the final settlement.

Other Policy Liabilities

Other policy liabilities include the RSF associated with the AARP program (see Note 11), customer balances related to experience-rated insurance products and the current portion of future policy benefits for life insurance and annuity contracts. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.

Income Taxes

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Future Policy Benefits for Life and Annuity Contracts

Future policy benefits for life insurance and annuity contracts represents account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products.

Policy Acquisition Costs

For our health insurance contracts, costs related to the acquisition and renewal of customer contracts are charged to expense as incurred. Our health insurance contracts typically have a one-year term and may be cancelled upon 30 days notice by either the company or the customer.

Stock-Based Compensation

We account for activity under our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not recognize compensation expense in connection with employee stock option grants because we grant stock options at exercise prices not less than the fair value of our common stock on the date of grant.

The following table shows the effect on net earnings and earnings per share had we applied the fair value expense recognition provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Year Ended December 31,
(in millions, except per share data)	2004	2003	2002
Net Earnings
As Reported	$2,587	$1,825	$1,352
Compensation Expense, net of tax effect	(132)	(122)	(101)

Pro Forma	$2,455	$1,703	$1,251

Basic Net Earnings Per Common Share
As Reported	$4.13	$3.10	$2.23
Pro Forma	$3.92	$2.89	$2.06
Diluted Net Earnings Per Common Share
As Reported	$3.94	$2.96	$2.13
Pro Forma	$3.74	$2.76	$1.97
Weighted-Average Fair Value Per Share of Options Granted	$19	$11	$14

Information on our stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 9.

Net Earnings Per Common Share

We compute basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. We determine diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares that might be issued upon exercise of common stock options.

Derivative Financial Instruments

As part of our risk management strategy, we enter into interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations. Our existing interest rate swap agreements convert a portion of our interest rate exposure from a fixed to a variable rate and are accounted for as fair value hedges. Additional information on our existing interest rate swap agreements is included in Note 7.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. FAS No. 123(R) will be effective for the third quarter of 2005. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within the “Stock-Based Compensation” heading in this note.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the effective date beyond 2004 for the measurement and recognition provisions until the issuance of additional implementation guidance. The delay does not suspend the requirement to recognize impairment losses as required by existing authoritative literature. We will evaluate the impact of this new accounting standard on our process for determining other-than-temporary impairments of applicable debt and equity securities upon final issuance.

3. Acquisitions

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger strengthened our market position in this region and provided substantial distribution opportunities in this region for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 0.6357 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 52.2 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $4.2 billion. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $735 million and associated deferred tax liabilities of $277 million, and goodwill of approximately $3.7 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, which is subject to further refinement, is as follows:

(in millions)
Cash, Cash Equivalents and Investments	$1,674
Accounts Receivable and Other Current Assets	165
Property, Equipment, Capitalized Software and Other Assets	37
Medical Costs Payable	(713)
Other Current Liabilities	(325)

Net Tangible Assets Acquired	$838

On February 10, 2004, our Health Care Services business segment acquired Mid Atlantic Medical Services, Inc. (MAMSI). MAMSI offers a broad range of health care coverage and related administrative services for individuals and employers in the mid-Atlantic region of the United States. This merger strengthened UnitedHealthcare’s market position in the mid-Atlantic region and provided substantial distribution opportunities for other UnitedHealth Group businesses in this region. Under the terms of the purchase agreement, MAMSI shareholders received 0.82 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 36.4 million shares of UnitedHealth Group common stock (valued at $1.9 billion based on the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and $800 million in cash. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $2.1 billion. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of approximately $280 million and associated deferred tax liabilities of approximately $100 million, and goodwill of approximately $1.9 billion. The finite-lived intangible assets consist of member lists, health care physician and hospital networks, and trademarks, with an estimated weighted-average useful life of 17 years. The acquired goodwill is not deductible for income tax purposes. Our estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date is as follows:

(in millions)
Cash, Cash Equivalents and Investments	$736
Accounts Receivable and Other Current Assets	228
Property, Equipment, Capitalized Software and Other Assets	66
Medical Costs Payable	(283)
Other Current Liabilities	(136)

Net Tangible Assets Acquired	$611

The results of operations and financial condition of Oxford and MAMSI have been included in our consolidated financial statements since the acquisition date. The unaudited pro forma financial information presented below assumes that the acquisitions of Oxford and MAMSI had occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the completion of the Oxford purchase price allocation may differ from the information presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Oxford and MAMSI acquisitions been consummated at the beginning of the respective periods.

	(Proforma Unaudited)
(in millions, except per share data)	2004	2003
Revenues	$40,773	$36,809
Net Earnings	$2,776	$2,257
Earnings Per Share:
Basic	$4.21	$3.33
Diluted	$4.03	$3.19

On December 10, 2004, our Uniprise business segment acquired Definity Health Corporation (Definity). Definity is the national market leader in consumer-driven health benefit programs. This acquisition strengthened our position in the emerging consumer-driven health benefits marketplace. We paid $305 million in cash in exchange for all of the outstanding stock of Definity. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $263 million. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and associated deferred tax liabilities of $21 million, and goodwill of $224 million. The finite-lived intangible assets consist primarily of member lists, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Definity have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the Definity acquisition on our consolidated financial statements were not material. Our preliminary estimate of the acquired net tangible assets of $42 million, which is subject to further refinement, consisted mainly of cash, cash equivalents, accounts receivable, property and equipment and other assets partially offset by current liabilities.

For the year ended December 31, 2004, aggregate consideration paid or issued for smaller acquisitions accounted for under the purchase method was $158 million. These acquisitions were not material to our consolidated financial statements.

4. Cash, Cash Equivalents and Investments

As of December 31, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
Cash and Cash Equivalents	$3,991	$—	$—	$3,991
Debt Securities — Available for Sale	7,723	205	(9)	7,919
Equity Securities — Available for Sale	199	10	(2)	207
Debt Securities — Held to Maturity	136	—	—	136

Total Cash and Investments	$12,049	$215	$(11)	$12,253

2003
Cash and Cash Equivalents	$2,262	$—	$—	$2,262
Debt Securities — Available for Sale	6,737	229	(6)	6,960
Equity Securities — Available for Sale	173	9	(1)	181
Debt Securities — Held to Maturity	74	—	—	74

Total Cash and Investments	$9,246	$238	$(7)	$9,477

As of December 31, 2004 and 2003, respectively, debt securities consisted of $1,551 million and $1,221 million in U.S. Government and Agency obligations, $2,932 million and $2,617 million in state and municipal obligations, and $3,572 million and $3,196 million in corporate obligations. At December 31, 2004, we held $619 million in debt securities with maturities of less than one year, $2,431 million in debt securities with maturities of one to five years, $2,734 million in debt securities with maturities of five to 10 years and $2,271 million in debt securities with maturities of more than 10 years.

As of December 31, 2004, we had no investments in a continuous unrealized loss position for 12 months or greater. Gross unrealized losses of $11 million were largely due to interest rate increases and relate to debt securities with an aggregate fair value of $1.8 billion at December 31, 2004.

We recorded realized gains and losses on sales of investments, excluding the UnitedHealth Capital disposition described below, as follows:

	For the Year Ended December 31,
(in millions)	2004	2003	2002
Gross Realized Gains	$37	$45	$57
Gross Realized Losses	(18)	(23)	(75)

Net Realized Gains (Losses)	$19	$22	$(18)

During the first quarter of 2004, we realized a capital gain of $25 million on the sale of certain UnitedHealth Capital investments. With the gain proceeds from this sale, we made a cash contribution of $25 million to the United Health Foundation in the first quarter of 2004. The realized gain of $25 million and the related contribution expense of $25 million are included in Investment and Other Income in the accompanying Consolidated Statements of Operations.

5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2004 and 2003, were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated
Balance at December 31, 2002	$1,693	$698	$363	$609	$3,363
Acquisitions and Subsequent Payments	77	—	46	23	146

Balance at December 31, 2003	1,770	698	409	632	3,509
Acquisitions and Subsequent Payments	5,724	205	—	32	5,961

Balance at December 31, 2004	$7,494	$903	$409	$664	$9,470

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2004 and 2003 were as follows:

		December 31, 2004			December 31, 2003
(in millions)	Weighted- Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,153	$(46)	$1,107	$93	$(6)	$87
Patents, Trademarks and Technology	9 years	86	(39)	47	73	(26)	47
Other	11 years	69	(18)	51	57	(11)	46

Total	14 years	$1,308	$(103)	$1,205	$223	$(43)	$180

Amortization expense relating to intangible assets was $62 million in 2004, $18 million in 2003 and $9 million in 2002. Estimated future amortization expense relating to intangible assets for the years ending December 31 are as follows: $99 million in 2005, $96 million in 2006, $88 million in 2007, $82 million in 2008, and $80 million in 2009.

6. Medical Costs Payable

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2004	2003	2002
Medical Costs Payable, Beginning of Period	$4,152	$3,741	$3,460
Acquisitions	1,040	165	180
Reported Medical Costs
Current Year	27,210	20,864	18,262
Prior Years	(210)	(150)	(70)

Total Reported Medical Costs	27,000	20,714	18,192

Claim Payments
Payments for Current Year	(23,173)	(17,411)	(15,147)
Payments for Prior Years	(3,479)	(3,057)	(2,944)

Total Claim Payments	(26,652)	(20,468)	(18,091)

Medical Costs Payable, End of Period	$5,540	$4,152	$3,741

7. Commercial Paper and Debt

Commercial paper and debt consisted of the following as of December 31:

	2004		2003
(in millions)	Carrying Value	Fair Value[1]	Carrying Value	Fair Value[1]
Commercial Paper	$273	$273	$79	$79
Floating-Rate Notes due November 2004	—	—	150	150
7.5% Senior Unsecured Notes due November 2005	400	417	400	438
5.2% Senior Unsecured Notes due January 2007	400	413	400	427
3.4% Senior Unsecured Notes due August 2007	550	546	—	—
3.3% Senior Unsecured Notes due January 2008	500	493	500	499
3.8% Senior Unsecured Notes due February 2009	250	247	—	—
4.1% Senior Unsecured Notes due August 2009	450	452	—	—
4.9% Senior Unsecured Notes due April 2013	450	453	450	454
4.8% Senior Unsecured Notes due February 2014	250	248	—	—
5.0% Senior Unsecured Notes due August 2014	500	503	—	—

Total Commercial Paper and Debt	4,023	4,045	1,979	2,047
Less Current Maturities	(673)	(690)	(229)	(229)

Long-Term Debt, less current maturities	$3,350	$3,355	$1,750	$1,818

[1]	Estimated based on third-party quoted market prices for the same or similar issues

As of December 31, 2004, our outstanding commercial paper had interest rates ranging from 2.3% to 2.4%.

We have interest rate swap agreements that qualify as fair value hedges to convert the majority of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $2.9 billion with variable rates that are benchmarked to the six-month LIBOR (London Interbank Offered Rate). At December 31, 2004, the rates used to accrue interest expense on these agreements ranged from 2.3% to 3.3%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations.

In June 2004, we executed a $1.0 billion five-year revolving credit facility to support our commercial paper program. This credit facility replaced our $450 million revolving facility that was set to expire in July 2005, and our $450 million, 364-day facility that was set to expire in July 2004. As of December 31, 2004, we had no amounts outstanding under this credit facility.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Maturities of commercial paper and debt for the years ending December 31 are as follows: $673 million in 2005, $950 million in 2007, $500 million in 2008, $700 million in 2009, and $1,200 million thereafter.

We made cash payments for interest of $100 million, $94 million and $86 million in 2004, 2003 and 2002, respectively.

8. Shareholders’ Equity

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through companies that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. At December 31, 2004, approximately $227 million of our $12.3 billion of cash and investments was held by non-regulated subsidiaries. Of this amount, approximately $37 million was segregated for future regulatory capital needs and the remainder was available for general corporate use, including acquisitions and share repurchases.

The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intent to maintain our senior debt ratings in the “A” range, we maintain an aggregate statutory capital and surplus level for our regulated subsidiaries that is significantly higher than the minimum level regulators require. As of December 31, 2004, our regulated subsidiaries had aggregate statutory capital and surplus of approximately $4.1 billion, which is significantly more than the aggregate minimum regulatory requirements.

Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2004, we repurchased 51.4 million shares at an average price of approximately $68 per share and an aggregate cost of approximately $3.5 billion. As of December 31, 2004, we had board of directors’ authorization to purchase up to an additional 54.6 million shares of our common stock.

Preferred Stock

At December 31, 2004, we had 10 million shares of $0.001 par value preferred stock authorized for issuance, and no preferred shares issued and outstanding.

9. Stock-Based Compensation Plans

As of December 31, 2004, we had approximately 49.2 million shares available for future grants of stock-based awards under our stock-based compensation plan including, but not limited to, incentive or non-qualified stock options, stock appreciation rights and restricted stock.

Stock options are granted at an exercise price not less than the fair value of our common stock on the date of grant. They generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Activity under our stock option plan is summarized in the tables below (shares in millions):

	2004		2003		2002
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at Beginning of Year	87.3	$27	86.4	$21	76.7	$15
Granted	17.1	$72	18.4	$44	25.0	$38
Assumed in Acquisitions	7.6	$34	—	$—	0.9	$30
Exercised	(21.8)	$24	(15.3)	$15	(13.2)	$14
Forfeited	(2.1)	$35	(2.2)	$30	(3.0)	$20

Outstanding at End of Year	88.1	$37	87.3	$27	86.4	$21

Exercisable at End of Year	44.8	$22	42.7	$16	41.4	$12

As of December 31, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Option Term (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0-$20	26.5	4.3	$11	26.2	$11
$21-$40	29.4	7.0	$34	12.2	$32
$41-$60	18.2	8.0	$48	6.2	$46
$61-$85	14.0	9.7	$75	0.2	$67

$ 0-$85	88.1	6.8	$37	44.8	$22

We also maintain a 401(k) plan and an employee stock purchase plan. Activity related to these plans was not significant in relation to our consolidated financial results in 2004, 2003 and 2002.

To determine compensation expense related to our stock-based compensation plans under the fair value method, the fair value of each option grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option grants, we utilized a Black-Scholes model during 2002 and a binomial model during 2003 and 2004. The principal assumptions we used in applying the option pricing models were as follows:

	2004	2003	2002
Risk-Free Interest Rate	3.3%	2.6%	2.5%
Expected Volatility	28.5%	30.9%	40.2%
Expected Dividend Yield	0.1%	0.1%	0.1%
Expected Life in Years	4.2	4.1	4.5

Information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of FAS No. 123 is included in Note 2.

10. Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31, (in millions)	2004	2003	2002
Current Provision
Federal	$1,223	$932	$675
State and Local	78	46	57

Total Current Provision	1,301	978	732
Deferred Provision	85	37	12

Total Provision for Income Taxes	$1,386	$1,015	$744

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

Year Ended December 31, (in millions)	2004	2003	2002
Tax Provision at the U.S. Federal Statutory Rate	$1,391	$994	$734
State Income Taxes, net of federal benefit	54	29	33
Tax-Exempt Investment Income	(33)	(30)	(26)
Other, net	(26)	22	3

Provision for Income Taxes	$1,386	$1,015	$744

The components of deferred income tax assets and liabilities are as follows:

As of December 31, (in millions)	2004	2003
Deferred Income Tax Assets
Accrued Expenses and Allowances	$227	$161
Unearned Premiums	57	28
Medical Costs Payable and Other Policy Liabilities	85	83
Long Term Liabilities	78	49
Net Operating Loss Carryforwards	123	86
Other	31	42

Subtotal	601	449
Less: Valuation Allowances	(28)	(43)

Total Deferred Income Tax Assets	573	406

Deferred Income Tax Liabilities
Capitalized Software Development	(223)	(186)
Net Unrealized Gains on Investments	(72)	(82)
Intangible Assets	(406)	(50)
Property and Equipment	(63)	(58)
Other	(16)	—

Total Deferred Income Tax Liabilities	(780)	(376)

Net Deferred Income Tax Assets (Liabilities)	$(207)	$30

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards expire beginning in 2017 through 2023, and state net operating loss carryforwards expire beginning in 2005 through 2024.

We made cash payments for income taxes of $898 million in 2004, $783 million in 2003 and $458 million in 2002. We increased additional paid-in capital and reduced income taxes payable by $358 million in 2004, $222 million in 2003, and by $133 million in 2002 to reflect the tax benefit we received upon the exercise of non-qualified stock options.

Internal Revenue Service examinations for fiscal years 2000 through 2002 have been completed and the resulting settlements have been included in our 2004 consolidated operating results.

11. AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $4.5 billion in 2004, $4.1 billion in 2003 and $3.7 billion in 2002.

The underwriting gains or losses related to the AARP business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Consolidated Balance Sheets:

	Balance as of December 31,
(in millions)	2004	2003
Accounts Receivable	$389	$352
Assets Under Management	$1,883	$1,959
Medical Costs Payable	$899	$874
Other Policy Liabilities	$1,162	$1,275
Other Current Liabilities	$211	$162

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $103 million, $101 million and $102 million in 2004, 2003 and 2002, respectively. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of December 31, 2004 and 2003, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
Cash and Cash Equivalents	$184	$—	$—	$184
Debt Securities — Available for Sale	1,664	37	(2)	1,699

Total Cash and Investments	$1,848	$37	$(2)	$1,883

2003
Cash and Cash Equivalents	$218	$—	$—	$218
Debt Securities — Available for Sale	1,655	86	—	1,741

Total Cash and Investments	$1,873	$86	$—	$1,959

As of December 31, 2004 and 2003, respectively, debt securities consisted of $809 million and $711 million in U.S. Government and Agency obligations, $20 million and $16 million in state and municipal obligations and $870 million and $1,014 million in corporate obligations. At December 31, 2004, the AARP assets under management included debt securities of $99 million with maturities of less than one year, $813 million with maturities of one to five years, $464 million with maturities of five to 10 years and $323 million with maturities of more than 10 years.

12. Commitments and Contingencies

Leases

We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. Rent expense under all operating leases was $137 million in 2004, $133 million in 2003 and $132 million in 2002.

At December 31, 2004, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows: $126 million in 2005, $116 million in 2006, $106 million in 2007, $78 million in 2008, $62 million in 2009, and $149 million thereafter.

Service Agreements

We have noncancelable contracts for certain data center operations and support, network and voice communication services, and other services, which expire on various dates through 2009. Expenses incurred in connection with these agreements were $265 million in 2004, $256 million in 2003 and $264 million in 2002. At December 31, 2004, future minimum obligations under our noncancelable contracts were as follows: $103 million in 2005, $55 million in 2006, $14 million in 2007, $9 million in 2008, and $3 million in 2009.

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

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. The trial court has denied UnitedHealthcare’s further motion to compel the secondary RICO claims to arbitration and the Eleventh Circuit affirmed that order. A trial date has been set for September 2005. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings.

On March 15, 2000, the American Medical Association filed a lawsuit against the company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations.

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

We typically have and are currently involved in various governmental investigations, audits, and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, currently threatened or pending, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Other Contingencies

In 2002, Oxford, which we acquired on July 29, 2004, entered into agreements with two insurance companies that guaranteed cost reduction targets related to certain orthopedic medical services. In 2003, the insurers sought to rescind or terminate the agreements claiming various misrepresentations and material breaches of the agreements by Oxford. Pursuant to the agreements, Oxford filed claims to recover approximately $50 million of costs incurred and expensed in excess of the cost reduction targets for the period from November 2002 to October 2004. An arbitration hearing with the insurance company holding a large majority of the coverage under the policies was held in January 2005, and a decision was issued on February 22, 2005, denying the insurer’s ability to rescind or terminate its agreement. As a result of the decision, Oxford was awarded approximately $30 million in net recoveries. The insurer has not yet indicated whether it will appeal this decision. Oxford will not record the net recoveries until all contingencies have been resolved. We believe that the remaining insurer’s claims are also without merit, and we will vigorously seek to enforce our rights.

13. Segment Financial Information

Factors used in determining our reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision-maker to evaluate our results of operations.

Our accounting policies for business segment operations are the same as those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Corporate and Eliminations” column also includes eliminations of intersegment transactions.

Substantially all of our operations are conducted in the United States. In accordance with accounting principles generally accepted in the United States of America, segments with similar economic characteristics may be combined. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the following tables because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

The following table presents segment financial information as of and for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Eliminations	Consolidated
2004
Revenues - External Customers	$32,333	$2,688	$1,363	$446	$—	$36,830
Revenues - Intersegment	—	647	914	224	(1,785)	—
Investment and Other Income	340	30	18	—	—	388

Total Revenues	$32,673	$3,365	$2,295	$670	$(1,785)	$37,218

Earnings From Operations	$2,810	$677	$485	$129	$—	$4,101
Total Assets [1]	$23,799	$2,366	$1,269	$971	$(879)	$27,526
Net Assets [1]	$13,138	$1,385	$765	$795	$(879)	$15,204

Purchases of Property, Equipment and Capitalized Software	$147	$112	$56	$35	$—	$350
Depreciation and Amortization	$173	$95	$44	$62	$—	$374

2003
Revenues - External Customers	$24,592	$2,496	$1,077	$401	$—	$28,566
Revenues - Intersegment	—	583	787	173	(1,543)	—
Investment and Other Income	215	28	14	—	—	257

Total Revenues	$24,807	$3,107	$1,878	$574	$(1,543)	$28,823

Earnings From Operations	$1,865	$610	$385	$75	$—	$2,935
Total Assets [1]	$13,597	$2,024	$1,191	$919	$(366)	$17,365
Net Assets [1]	$5,008	$1,116	$710	$766	$(347)	$7,253

Purchases of Property, Equipment and Capitalized Software	$122	$130	$48	$52	$—	$352
Depreciation and Amortization	$116	$86	$40	$57	$—	$299

2002
Revenues - External Customers	$21,373	$2,175	$897	$355	$—	$24,800
Revenues - Intersegment	—	523	598	136	(1,257)	—
Investment and Other Income	179	27	14	—	—	220

Total Revenues	$21,552	$2,725	$1,509	$491	$(1,257)	$25,020

Earnings From Operations	$1,328	$517	$286	$55	$—	$2,186
Total Assets [1]	$10,522	$1,914	$974	$902	$(537)	$13,775
Net Assets [1]	$4,379	$1,097	$602	$763	$(517)	$6,324

Purchases of Property, Equipment and Capitalized Software	$129	$159	$59	$72	$—	$419
Depreciation and Amortization	$102	$69	$36	$48	$—	$255

[1]	Total Assets and Net Assets exclude, where applicable, debt and accrued interest of $4,054 million, $1,993 million and $1,775 million, income tax-related assets of $353 million, $269 million and $389 million, and income tax-related liabilities of $786 million, $401 million and $510 million as of December 31, 2004, 2003 and 2002, respectively.

14. Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2004[1]
Revenues	$8,144	$8,704	$9,859	$10,511
Medical and Operating Expenses	$7,268	$7,759	$8,767	$9,323
Earnings From Operations	$876	$945	$1,092	$1,188
Net Earnings	$554	$596	$698	$739
Basic Net Earnings per Common Share	$0.92	$0.98	$1.09	$1.14
Diluted Net Earnings per Common Share	$0.88	$0.93	$1.04	$1.09

2003
Revenues	$6,975	$7,087	$7,238	$7,523
Medical and Operating Expenses	$6,322	$6,378	$6,475	$6,713
Earnings From Operations	$653	$709	$763	$810
Net Earnings	$403	$439	$476	$507
Basic Net Earnings per Common Share	$0.68	$0.74	$0.81	$0.87
Diluted Net Earnings per Common Share	$0.65	$0.71	$0.77	$0.83

[1]	UnitedHealth Group acquired Oxford in July 2004 for total consideration of approximately $5.0 billion and acquired MAMSI in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2004 financial information to prior fiscal years. The results of operations and financial condition of Oxford and MAMSI have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition dates. See Note 3 for a detailed discussion of these acquisitions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—The Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 28, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Internal Control Over Financial Reporting

Report of Management

The management of UnitedHealth Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2004, the company maintained effective internal control over financial reporting.

The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal controls over financial reporting as of December 31, 2004.

February 28, 2005

/S/    WILLIAM W. MCGUIRE, MD

William W. McGuire, MD

Chairman and Chief Executive Officer

/S/    STEPHEN J. HEMSLEY

Stephen J. Hemsley

President and Chief Operating Officer

/S/    PATRICK J. ERLANDSON

Patrick J. Erlandson

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited management’s assessment, included in the accompanying Report of Management, that UnitedHealth Group Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 28, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The information included under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	86,105,736	$36.65	53,069,011	(3)
Equity compensation plans not approved by shareholders(2)	—	—	—

Total	86,105,736	$36.65	53,069,011

(1)	Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, the 1987 Supplemental Stock Option Plan (no additional options may be granted under this plan), and the 1993 Qualified Employee Stock Purchase Plan, as amended.

(2)	Excludes 2,025,344 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted average exercise price of $36.68 and an average remaining term of approximately 4.71 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future options or other awards will be granted under these acquired plans.

(3)	Includes 3,904,302 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2004, and 49,164,709 shares available under the 2002 Stock Incentive Plan as of December 31, 2004. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 13,792,200 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions that appears under the heading “Certain Relationships and Transactions” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding accountant fees and services that appears under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements are included under Item 8 of this report:

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits**

3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(b)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(c)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(d)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(b)	Form of Agreement for Stock Option Grants to Executive Officers under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(c)	Form of Agreement for Stock Option Grants to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(d)	Form of Agreement for Initial Stock Option Grant to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(e)	Form of Restricted Stock Award Agreement under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(f)	Form of Restricted Stock Unit Award Agreement under the UnitedHealth Group 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(g)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(h)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(i)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(j)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(k)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(l)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(m)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(n)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(o)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(p)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson

*10	(q)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(r)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(s)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(t)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended

*10	(u)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(v)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10	(w)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(x)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)

†10	(y)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)

†10	(z)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

†10	(aa)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10	(bb)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(cc)	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

†10	(dd)	11th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005

†10	(ee)	Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

†10	(ff)	Amendment to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation, dated December 19, 2003 (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10	(gg)	Amendment to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12		Ratio of Earnings to Fixed Charges

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished, as applicable, during the last fiscal quarter of 2004.

8-K furnished October 14, 2004, together with a news release, announcing third quarter 2004 earnings results, under Item 2.02 “Results of Operations and Financial Condition.”

8-K furnished November 8, 2004, together with a news release, announcing an investor conference and confirmation of earnings, under Item 7.01 “Regulation FD Disclosure.”

8-K furnished December 13, 2004, announcing upcoming meetings with investors and analysts, under Item 7.01 “Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2005

UNITEDHEALTH GROUP INCORPORATED

	By	/s/ WILLIAM W. MCGUIRE, M.D.
William W. McGuire, M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM W. MCGUIRE, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	March 1, 2005

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer (principal financial and accounting officer)	March 1, 2005

* William C. Ballard, Jr.	Director	March 1, 2005

* Richard T. Burke	Director	March 1, 2005

* Stephen J. Hemsley	Director	March 1, 2005

* James A. Johnson	Director	March 1, 2005

* Thomas H. Kean	Director	March 1, 2005

* Douglas W. Leatherdale	Director	March 1, 2005

* Mary O. Mundinger	Director	March 1, 2005

* Robert L. Ryan	Director	March 1, 2005

* Donna E. Shalala	Director	March 1, 2005

Signature	Title	Date
* William G. Spears	Director	March 1, 2005

* Gail R. Wilensky	Director	March 1, 2005

*By	/s/ DAVID J. LUBBEN
David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Item		Description
Exhibits**
3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(b)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(c)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(d)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(b)	Form of Agreement for Stock Option Grants to Executive Officers under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(c)	Form of Agreement for Stock Option Grants to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(d)	Form of Agreement for Initial Stock Option Grant to Non-Employee Directors under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(e)	Form of Restricted Stock Award Agreement under the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(f)	Form of Restricted Stock Unit Award Agreement under the UnitedHealth Group 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(g)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(h)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(i)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

Item		Description

*10	(j)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(k)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(l)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(m)	Employment Agreement dated as of October 13, 1999, between United HealthCare Corporation and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(n)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(o)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(p)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson

*10	(q)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(r)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(s)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(t)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended

*10	(u)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(v)	Employment Agreement, dated as of October 16, 1998 , between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10	(w)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Item		Description

†10	(x)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)

†10	(y)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)

†10	(z)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

†10	(aa)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10	(bb)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(cc)	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

†10	(dd)	11th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005

†10	(ee)	Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation dated as of February 1, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

†10	(ff)	Amendment to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation, dated December 19, 2003 (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10	(gg)	Amendment to the Information Technology Services Agreement between United HealthCare Services, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12		Ratio of Earnings to Fixed Charges

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

Item	Description

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.