Form 10-Q
period 2005-03-31
UNITEDHEALTH GROUP INC
filed 2005-05-05
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, 633,079,551 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$4,073	$3,991
Short-Term Investments	277	514
Accounts Receivable, net	908	906
Assets Under Management	1,862	1,930
Deferred Income Taxes and Other	937	900

Total Current Assets	8,057	8,241
Long-Term Investments	8,213	7,748
Property, Equipment, Capitalized Software, and Other Assets, net	1,270	1,215
Goodwill	9,489	9,470
Other Intangible Assets, net	1,189	1,205

TOTAL ASSETS	$28,218	$27,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$5,875	$5,540
Accounts Payable and Accrued Liabilities	2,277	2,107
Other Policy Liabilities	1,854	1,933
Commercial Paper and Current Maturities of Long-Term Debt	400	673
Unearned Premiums	879	1,076

Total Current Liabilities	11,285	11,329
Long-Term Debt, less current maturities	3,850	3,350
Future Policy Benefits for Life and Annuity Contracts	1,691	1,669
Deferred Income Taxes and Other Liabilities	837	814

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 1,500 shares authorized; 634 and 643 issued and outstanding	6	6
Additional Paid-In Capital	2,244	3,095
Retained Earnings	8,263	7,484
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	42	132

Total Shareholders’ Equity	10,555	10,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,218	$27,879

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES
Premiums	$9,871	$7,264
Services	902	789
Investment and Other Income	114	91

Total Revenues	10,887	8,144

MEDICAL AND OPERATING COSTS
Medical Costs	7,902	5,869
Operating Costs	1,620	1,317
Depreciation and Amortization	109	82

Total Medical and Operating Costs	9,631	7,268

EARNINGS FROM OPERATIONS	1,256	876
Interest Expense	(49)	(24)

EARNINGS BEFORE INCOME TAXES	1,207	852
Provision for Income Taxes	(428)	(298)

NET EARNINGS	$779	$554

BASIC NET EARNINGS PER COMMON SHARE	$1.22	$0.92

DILUTED NET EARNINGS PER COMMON SHARE	$1.16	$0.88

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	639	601
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	31	29

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	670	630

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$779	$554
Noncash Items:
Depreciation and Amortization	109	82
Deferred Income Taxes and Other	16	22
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	12	39
Medical Costs Payable	264	173
Accounts Payable and Other Accrued Liabilities	239	136
Unearned Premiums	(213)	(96)

Cash Flows From Operating Activities	1,206	910

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(19)	(527)
Purchases of Property, Equipment and Capitalized Software	(113)	(83)
Purchases of Investments	(1,857)	(521)
Maturities and Sales of Investments	1,590	738

Cash Flows Used For Investing Activities	(399)	(393)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	132	125
Common Stock Repurchases	(1,100)	(627)
Repayments of Commercial Paper, net	(273)	(79)
Proceeds from Issuance of Long-Term Debt	500	500
Other	16	16

Cash Flows Used For Financing Activities	(725)	(65)

INCREASE IN CASH AND CASH EQUIVALENTS	82	452
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,991	2,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,073	$2,714

Supplemental schedule of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$1,932

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

	For the Three Months Ended March 31,
	2005	2004
NET EARNINGS
As Reported	$779	$554
Compensation Expense, net of tax effect	(36)	(32)

Pro Forma	$743	$522

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$1.22	$0.92
Pro Forma	$1.16	$0.87
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$1.16	$0.88
Pro Forma	$1.11	$0.83

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed more fully in Note 13, FAS No. 123 (revised 2004), “Share Based Payment,” (FAS No. 123(R)) will be effective during the first quarter of 2006, and will require us to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(in millions)
Cash, Cash Equivalents and Investments	$736
Accounts Receivable and Other Current Assets	228
Property, Equipment, Capitalized Software and Other Assets	57
Medical Costs Payable	(283)
Other Current Liabilities	(140)

Net Tangible Assets Acquired	$598

The results of operations and financial condition of Oxford and MAMSI have been included in our consolidated financial statements since the acquisition dates and for the entire three month period ended March 31, 2005. The unaudited pro forma financial information presented below assumes that the acquisitions of Oxford and MAMSI had occurred as of the beginning of the three month period ended March 31, 2004. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the completion of the Oxford purchase price allocation may differ from the information presented below. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Oxford and MAMSI acquisitions been consummated at the beginning of the period presented.

Proforma — unaudited	For the Three Months Ended March 31, 2004
(in millions, except per share data)
Revenues	$9,845
Net Earnings	$651
Earnings Per Share:
Basic	$0.97
Diluted	$0.93

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Cash, Cash Equivalents and Investments

As of March 31, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$4,073	$—	$—	$4,073
Debt Securities — Available for Sale	8,091	112	(58)	8,145
Equity Securities — Available for Sale	201	13	(2)	212
Debt Securities — Held to Maturity	133	—	—	133

Total Cash and Investments	$12,498	$125	$(60)	$12,563

The gross unrealized losses of $60 million were largely due to interest rate increases and relate to debt securities with an aggregate fair value of $4.2 billion. As of March 31, 2005, we had no investments in a continuous unrealized loss position for 12 months or greater.

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months Ended March, 31,
	2005	2004
Gross Realized Gains	$10	$7
Gross Realized Losses	(8)	—

Net Realized Gains	$2	$7

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2004 and 2005, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2003	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	1,935	—	—	2	1,937

Balance at March 31, 2004	$3,705	$698	$409	$634	$5,446

Balance at December 31, 2004	$7,494	$903	$409	$664	$9,470
Acquisitions and Subsequent Payments	8	—	—	11	19

Balance at March 31, 2005	$7,502	$903	$409	$675	$9,489

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2005 and December 31, 2004 were as follows (in millions):

	Weighted- Average Useful Life	March 31, 2005			December 31, 2004
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,153	$(66)	$1,087	$1,153	$(46)	$1,107
Patents, Trademarks and Technology	9 years	91	(41)	50	86	(39)	47
Other	11 years	71	(19)	52	69	(18)	51

Total	14 years	$1,315	$(126)	$1,189	$1,308	$(103)	$1,205

Amortization expense relating to intangible assets was approximately $23 million and $8 million for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $99 million in 2005, $97 million in 2006, $89 million in 2007, $84 million in 2008, and $81 million in 2009.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our medical costs payable estimates as of December 31, 2004 developed favorably by approximately $190 million in the first quarter of 2005. Our medical costs payable estimates as of December 31, 2003 developed favorably by approximately $90 million in the first quarter of 2004. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2005.

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$—	$—	$273	$273
7.5% Senior Unsecured Notes due November 2005	400	409	400	417
5.2% Senior Unsecured Notes due January 2007	400	407	400	413
3.4% Senior Unsecured Notes due August 2007	550	538	550	546
3.3% Senior Unsecured Notes due January 2008	500	485	500	493
3.8% Senior Unsecured Notes due February 2009	250	243	250	247
4.1% Senior Unsecured Notes due August 2009	450	441	450	452
4.9% Senior Unsecured Notes due April 2013	450	445	450	453
4.8% Senior Unsecured Notes due February 2014	250	244	250	248
5.0% Senior Unsecured Notes due August 2014	500	494	500	503
4.9% Senior Unsecured Notes due March 2015	500	487	—	—

Total Commercial Paper and Debt	4,250	4,193	4,023	4,045
Less Current Maturities	(400)	(409)	(673)	(690)

Long-Term Debt, less current maturities	$3,850	$3,784	$3,350	$3,355

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, working capital and share repurchases.

We have interest rate swap agreements that qualify as fair value hedges to convert the majority of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $3.4 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At March 31, 2005, the rates used to accrue interest expense on these agreements ranged from 3.4% to 4.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. As of March 31, 2005, we had no amounts outstanding under this credit facility. Our debt arrangements and credit facility contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

8.	AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.6 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2005	December 31, 2004
Accounts Receivable	$409	$389
Assets Under Management	$1,816	$1,883
Medical Costs Payable	$970	$899
Other Policy Liabilities	$1,042	$1,162
Other Current Liabilities	$213	$211

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of March 31, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$115	$—	$—	$115
Debt Securities — Available for Sale	1,696	19	(14)	1,701

Total Cash and Investments	$1,811	$19	$(14)	$1,816

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the three months ended March 31, 2005, we repurchased 13.2 million shares at an average price of approximately $90 per share and an aggregate cost of approximately $1.2 billion. As of March 31, 2005, we had board of directors’ authorization to purchase up to an additional 41.4 million shares of our common stock.

10.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2005	2004
Net Earnings	$779	$554
Change in Net Unrealized Gains on Investments, net of tax effects	(90)	45

Comprehensive Income	$689	$599

11.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare coordinates network-based health and well-being services on behalf of multistate mid-sized and local employers and consumers. Ovations delivers health and well-being services to Americans over the age of 50, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice facilitates and manages health care services for state-sponsored Medicaid programs and their beneficiaries. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services to large employers and health plans, and provides health-related consumer and financial transaction products and services.

•	Specialized Care Services offers a comprehensive array of specialized benefits, networks, services and resources to help consumers improve their health and well-being.

•	Ingenix is a leader in the field of health care data analysis and application, serving pharmaceutical companies, health insurers and other payers, physicians and other health care providers, large employers and governments.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents segment financial information for the three month periods ended March 31, 2005 and 2004 (in millions):

Three Months Ended March 31, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$9,527	$757	$382	$107	$—	$10,773
Revenues — Intersegment	—	176	260	59	(495)	—
Investment and Other Income	101	8	5	—	—	114

Total Revenues	$9,628	$941	$647	$166	$(495)	$10,887

Earnings from Operations	$910	$189	$133	$24	$—	$1,256

Three Months Ended March 31, 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$6,972	$666	$324	$91	$—	$8,053
Revenues — Intersegment	—	161	225	49	(435)	—
Investment and Other Income	78	8	5	—	—	91

Total Revenues	$7,050	$835	$554	$140	$(435)	$8,144

Earnings from Operations	$577	$167	$113	$19	$—	$876

12.	Commitments and Contingencies

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We typically have and are currently involved in various governmental investigations, audits, and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, currently threatened or pending, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed until the first quarter of 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within Note 2.

In March 2004, the FASB issued EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The delay does not suspend the requirement to recognize impairment losses as required by existing authoritative literature. We will evaluate the impact of this new accounting standard on our process for determining other-than-temporary impairments of applicable debt and equity securities upon final issuance.

14.	Subsequent Event — Stock Split

On May 3, 2005, our board of directors declared a two-for-one stock split of our common stock. The stock split will occur on May 27, 2005, for shareholders of record on May 20, 2005. As a result of the split, the authorized, issued and outstanding shares will double. The number of shares available for repurchase under our board of directors’ share repurchase authorization discussed in Note 9 will also double.

The following table presents pro forma basic and diluted net earnings per common share to reflect the two-for-one common stock split.

	For the Three Months Ended March 31,
	2005	2004
BASIC NET EARNINGS PER COMMON SHARE
As Reported	$1.22	$0.92
Pro Forma	$0.61	$0.46
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$1.16	$0.88
Pro Forma	$0.58	$0.44

We intend to increase our annual cash dividend rate on a post-split basis by maintaining our 3-cent per share annual dividend after the split, effectively doubling the dividend rate from its current level.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UnitedHealth Group Incorporated

Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 5, 2005

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

Summary highlights of our first quarter 2005 results include:

•	Diluted net earnings per common share of $1.16, an increase of 32% from $0.88 per share reported in the first quarter of 2004 and an increase of 6% from $1.09 per share reported in the fourth quarter of 2004.

•	Consolidated revenues of $10.9 billion increased $2.7 billion, or 34%, over the first quarter of 2004. Excluding the impact of acquisitions, consolidated revenues increased by approximately 11% over the prior year.

•	Earnings from operations of $1.3 billion, up $380 million, or 43%, over the prior year and up $68 million, or 6%, sequentially over the fourth quarter of 2004.

•	Consolidated operating margin of 11.5% improved 70 basis points from 10.8% in the first quarter of 2004.

•	Cash flows from operations of $1.2 billion for the three months ended March 31, 2005, an increase of 33% compared to $910 million for the first quarter of 2004.

•	The consolidated medical care ratio of 80.1% declined from 80.8% in the first quarter of 2004.

•	The operating cost ratio of 14.9% improved from 16.2% during the first quarter of 2004.

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

	Three Months Ended March 31,
(In millions, except per share data)	2005	2004	Percent Change
Revenues	$10,887	$8,144	34%
Earnings from Operations	$1,256	$876	43%
Net Earnings	$779	$554	41%
Diluted Net Earnings Per Common Share	$1.16	$0.88	32%
Medical Care Ratio	80.1%	80.8%
Medical Care Ratio, excluding AARP	78.9%	79.5%
Operating Cost Ratio	14.9%	16.2%
Return on Equity (annualized)	29.3%	35.9%
Operating Margin	11.5%	10.8%

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

Consolidated revenues increased by $2.7 billion, or 34%, year-over-year in the first quarter of 2005 to $10.9 billion, primarily as a result of revenues from businesses acquired since the beginning of 2004. Excluding the impact of these acquisitions, consolidated revenues increased by approximately 11% as a result of rate increases on premium-based and fee-based services and growth in individuals served across business segments. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $9.9 billion in the first quarter of 2005, an increase of $2.6 billion, or 36%, over the first quarter of 2004. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 11% over the prior year.

UnitedHealthcare premium revenues increased by $2.0 billion, or 46%, to $6.3 billion in the first quarter of 2005. Excluding premium revenues from businesses acquired in 2004, UnitedHealthcare premium revenues increased by approximately 10%. This increase is primarily due to average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations premium revenues increased by 26% in the first quarter of 2005. Excluding the impact of acquisitions, Ovations premium revenues increased by 16% driven primarily by an increase in the number of individuals it serves through Medicare Advantage products, as well as rate increases on these products. Premium revenues from AmeriChoice’s Medicaid programs increased by $104 million, or 15%, over the first quarter of 2004 primarily driven by an increase in the number of individuals served and rate increases. The remaining premium revenue increase is due mainly to strong growth in the number of individuals served by several Specialized Care Services’ businesses.

Service Revenues

Service revenues during the first quarter of 2005 totaled $902 million, an increase of $113 million, or 14%, over the first quarter of 2004. The increase in service revenues was driven primarily by aggregate growth of 7% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements since the first quarter of 2004, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased by 19% due to new business growth in the health information and clinical research businesses.

Investment and Other Income

Investment and other income during the first quarter of 2005 totaled $114 million, representing an increase of $23 million from the comparable period in 2004. Interest income increased by $28 million in 2005, principally due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Oxford and MAMSI and higher yields on fixed-income investments. Net capital gains on sales of investments were $2 million in the first quarter of 2005 compared with $7 million in the first quarter of 2004.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio decreased from 80.8% in the first quarter of 2004 to 80.1% in the first quarter of 2005. Excluding the AARP business,1 the medical care ratio decreased 60 basis points from 79.5% in the first quarter of 2004 to 78.9% in the first of quarter of 2005. The medical care ratio decrease resulted primarily from the increase in favorable medical cost development related to prior periods and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, are identified in the current period and are included in total medical costs reported for the current period. Medical costs for the first quarter of 2005 include approximately $190 million of favorable medical cost development related to prior fiscal years. Medical costs for the first quarter of 2004 include approximately $90 million of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development was driven primarily by lower than anticipated medical cost utilization and growth in the size of the medical cost base and related medical payables due to businesses acquired during 2004.

On an absolute dollar basis, first quarter 2005 medical costs increased $2.0 billion, or 35%, over the comparable 2004 period principally due to the impact of businesses acquired during 2004. Excluding the impact of acquisitions, medical costs increased by approximately 9%. This increase was primarily driven by an 8% increase in medical cost trend due to inflation and a slight increase in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the first quarter of 2005 was 14.9%, down from 16.2% in the comparable 2004 period. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the first quarter of 2005 increased $303 million, or 23%, over the first quarter of 2004. Excluding the impact of acquisitions, operating costs increased by approximately 8%. This increase was driven by a 5% increase in the total number of individuals served by Health Care Services and Uniprise in the first quarter of 2005 compared to the first quarter of 2004, excluding the impact of acquisitions, and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization was $109 million and $82 million for the three month periods ended March 31, 2005 and 2004, respectively. The $27 million increase is primarily related to intangible assets acquired in business acquisitions in 2004 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired in 2004.

Income Taxes

Our effective income tax rate was 35.5% in the first quarter of 2005 and 35.0% in the first quarter of 2004. The increase is mainly driven by changes in business and income mix between states with differing income tax rates.

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

Business Segments

The following summarizes the operating results of our business segments for three month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2005	2004	Percent Change
Health Care Services	$9,628	$7,050	37%
Uniprise	941	835	13%
Specialized Care Services	647	554	17%
Ingenix	166	140	19%
Eliminations	(495)	(435)	n/a

Consolidated Revenues	$10,887	$8,144	34%

Earnings from Operations

	Three Months Ended March 31,
	2005	2004	Percent Change
Health Care Services	$910	$577	58%
Uniprise	189	167	13%
Specialized Care Services	133	113	18%
Ingenix	24	19	26%

Consolidated Earnings from Operations	$1,256	$876	43%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2005 revenues of $9.6 billion, representing an increase of $2.6 billion, or 37%, over the first quarter of 2004. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately 11%.

The increase in revenues primarily resulted from an increase of $2.0 billion in UnitedHealthcare premium revenues due mainly to the premium revenues from businesses acquired during 2004. Excluding the impact of acquisitions, UnitedHealthcare premium revenues increased approximately 10% over the first quarter of 2004 driven by average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. The remaining increase in Health Care Services revenues is largely attributable to growth in the number of individuals served by Ovations’ Medicare Advantage products and growth in the number of individuals served by AmeriChoice’s Medicaid programs, as well as rate increases on all of these products.

The Health Care Services segment had first quarter 2005 earnings from operations of $910 million, representing an increase of $333 million, or 58%, over the first quarter of 2004. This increase primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s commercial risk-based and fee-based products, and the acquisitions of

Oxford and MAMSI during 2004. UnitedHealthcare’s commercial medical care ratio improved to 78.4% in the first quarter of 2005 from 79.3% in the first quarter of 2004. The decrease is mainly due to the increase in favorable medical cost development related to prior periods and changes in product, business and customer mix. Health Care Services’ first quarter 2005 operating margin was 9.5%, an increase of 130 basis points over the first quarter of 2004 driven mainly by the improved commercial medical care ratio and changes in business and customer mix.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands)1:

	2005	2004
Commercial
Risk-based	7,675	6,200
Fee-based	3,380	3,045

Total Commercial	11,055	9,245
Medicare	345	235
Medicaid	1,260	1,220

Total Health Care Services	12,660	10,700

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of March 31, 2005 increased approximately 1.8 million, or 20%, over the first quarter of 2004. Excluding the acquisition of Oxford, UnitedHealthcare’s commercial business increased by 400,000, or 4% over the prior year. This included an increase of approximately 300,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, in addition to an increase of approximately 100,000 in the number of individuals served with commercial risk-based products driven primarily by new customer relationships.

Excluding the impact of the Oxford acquisition, the number of individuals served by Ovations’ Medicare Advantage products increased by 40,000, or 17%, from the first quarter of 2004 and AmeriChoice’s Medicaid enrollment increased by 40,000, or 3%, due mainly to new customer relationships since the first quarter of 2004.

Uniprise

Uniprise revenues in the first quarter of 2005 were $941 million, representing an increase of $106 million, or 13%, over the 2004 comparable period. This increase was driven primarily by growth of 6% in the number of individuals served by Uniprise in the first quarter of 2005 over the first quarter of 2004, excluding the impact of the acquisition of Definity Health Corporation (Definity) in December 2004, and annual service fee rate increases for self-insured customers. Uniprise served 10.5 million individuals as of March 31, 2005.

Uniprise first quarter 2005 earnings from operations were $189 million, an increase of $22 million, or 13%, over the first quarter of 2004. Operating margin improved to 20.1% in the first quarter of 2005 from 20.0% in the comparable 2004 period. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $647 million in the first quarter of 2005, an increase of $93 million, or 17%, over the comparable 2004 period. This increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations in the first quarter of 2005 of $133 million increased $20 million, or 18%, over the first quarter of 2004. Specialized Care Services’ operating margin increased to 20.6% in the first quarter of 2005, up from 20.4% in the comparable 2004 period. This increase was driven primarily by operational and productivity improvements within Specialized Care Services’ businesses and consolidation of the production and service operation infrastructure to enhance productivity and efficiency and to improve the quality and consistency of service, partially offset by a business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix revenues in the first quarter of 2005 of $166 million increased by $26 million, or 19%, over the comparable 2004 period due primarily to new business growth in the health information and clinical research businesses.

Earnings from operations were $24 million in the first quarter of 2005, up $5 million, or 26%, from the comparable 2004 period. The operating margin was 14.5% in the first quarter of 2005, up from 13.6% in the first quarter of 2004. These increases were driven by growth and improving gross margins in the health information and clinical research businesses. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at March 31, 2005

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

Cash and Investments

Cash flows from operating activities were $1.2 billion in the first quarter of 2005, representing an increase over the comparable 2004 period of $296 million, or 33%. This increase in operating cash flows resulted primarily from an increase of $246 million in net income excluding depreciation, amortization and other noncash items. Additionally, operating cash flows increased by $50 million due to cash generated by working capital changes, driven largely by increases in medical costs payable. As premium revenues and related medical costs increase, we typically generate incremental operating cash flows because we collect premium revenues in advance of the claim payments for related medical costs.

We maintained a strong financial condition and liquidity position, with cash and investments of $12.6 billion at March 31, 2005. Total cash and investments increased by $310 million since December 31, 2004, primarily due to strong operating cash flows and increased debt levels, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2005, approximately $180 million of our $12.6 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2005 and December 31, 2004, we had commercial paper and debt outstanding of approximately $4.3 billion and $4.0 billion, respectively. Our debt-to-total-capital ratio was 28.7% and 27.3% as of March 31, 2005 and December 31, 2004, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, working capital and share repurchases.

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

We entered into interest rate swap agreements to convert our interest exposure on a majority of our borrowings from a fixed to a variable rate. Our interest rate swap agreements have aggregate notional amounts of $3.4 billion. At March 31, 2005, the rate used to accrue interest expense on these agreements ranged from 3.4% to 4.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. As of March 31, 2005, we had no amounts outstanding under this credit facility. Commercial paper decreased from $273 million at December 31, 2004, to zero at March 31, 2005.

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

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A2” by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-1” by Moody’s. During the quarter, our senior debt rating was upgraded from “A3” to “A2” and our commercial paper rating was upgraded from “P-2” to “P-1” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at approximately 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2005, we repurchased 13.2 million shares at an average price of approximately $90 per share and an aggregate cost of approximately $1.2 billion. As of March 31, 2005, we had board of directors’ authorization to purchase up to an additional 41.4 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In March 2005, we filed a $3.0 billion S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) which was declared effective by the Securities and Exchange Commission in April 2005. This shelf registration statement replaced our $2.0 billion shelf registration statement filed in the first quarter of 2004 which has been fully utilized. We have not yet issued any securities under our new shelf registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 24.3 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 36.4 million shares issued in connection with the February 2004 acquisition of MAMSI and for the 52.2 million shares issued in connection with the July 2004 acquisition of Oxford described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2004 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at March 31, 2005” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.6 billion annually.

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

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs. For a detailed description of all our critical accounting policies, see the Results of Operations section of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, care provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care provider and type of service, the typical billing lag for services can range from two to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to 12 months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

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

	Net Favorable Development	Net Impact on Medical Costs(a)	Medical Costs			Earnings from Operations
			As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2001	$30	$(40)	$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)	$18,192	$18,112		$2,186	$2,266
2003	$150	$(60)	$20,714	$20,654		$2,935	$2,995
2004	$210	$20 (c)	$27,000	$27,020	(c)	$4,101	$4,081	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the first quarter of 2005, the company recorded net favorable development of $190 million pertaining to 2004. The amount of prior period development in 2005 pertaining to 2004 will change as our December 31, 2004 medical costs payable estimate continues to develop throughout 2005.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of March 31, 2005, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2005; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our March 31, 2005 estimates of medical costs payable and actual costs payable, excluding the AARP business, first quarter 2005 earnings from operations would increase or decrease by approximately $49 million and diluted net earnings per common share would increase or decrease by approximately $0.05 per share.

Inflation

The current national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to lessen the effects of health care cost inflation. These include setting commercial premiums based on anticipated health care costs, coordinating care with physicians and other health care providers and rate discounts from physicians and other health care providers. Through contracts with physicians and other health care providers, we emphasize preventive health care, appropriate use of health care services consistent with clinical performance standards, education and closing gaps in care.

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

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2005, there were no significant concentrations of credit risk.

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

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this quarterly report. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Quarterly Report of Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

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

Our relationship with AARP is important

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of March 31, 2005, our portion of AARP’s insurance program represented approximately $4.6 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

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

We typically have and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $10.7 billion as of March 31, 2005, representing approximately 38% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Approximately $12.4 billion of our cash equivalents and investments at March 31, 2005 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at March 31, 2005, the fair value of our fixed-income investments would decrease or increase by approximately $375 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $3.4 billion of our commercial paper and debt had variable rates of interest and $825 million had fixed rates as of March 31, 2005. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At March 31, 2005, we had $212 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2005

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We typically have and are currently involved in various governmental investigations, audits, and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters.

Although the results of pending litigation and regulatory matters are always uncertain, we do not believe the results of any such actions currently threatened or pending, including those described above, will, individually or in aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

First Quarter 2005

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 31, 2005	6,030,000	$87.84	6,030,000	48,560,000
February 28, 2005	3,250,000	$89.10	3,250,000	45,310,000
March 31, 2005	3,930,000	$92.84	3,930,000	41,380,000

TOTAL	13,210,000	$89.64	13,210,000

(1) On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003 and November 4, 2004. On November 4, 2004, the Board renewed the share repurchase program and authorized the Company to repurchase up to 65 million shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the three months ended March 31, 2005, the Company did not repurchase any shares other than through this publicly announced program.

Item 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 15	— Letter Re Unaudited Interim Financial Information

Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following Current Reports on Form 8-K were filed or furnished, as applicable, during the first quarter of 2005.

8-K dated January 20, 2005, together with a news release, announcing fourth quarter earnings results, under Item 2.02 “Results of Operations and Financial Condition.”

8-K/A dated January 20, 2005, together with a news release, amending 8-K dated January 20, 2005, under Item 2.02 “Results of Operations and Financial Condition.”

8-K dated February 7, 2005, announcing the Compensation Committee’s designation of participants, approval of performance targets and objectives, and related matters under the Company’s Executive Incentive Plan, under Item 1.01 “Entry Into a Material Definitive Agreement.”

8-K dated February 11, 2005, announcing upcoming meetings with investors and analysts, pursuant to Item 7.01 “Regulation FD Disclosure.”

8-K dated March 7, 2005, announcing the issuance of Company Notes, under Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits.”

8-K dated March 10, 2005, announcing upcoming meetings with investors and analysts, pursuant to Item 7.01 “Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: May 5, 2005

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Principal Accounting Officer	Dated: May 5, 2005

EXHIBITS

Exhibit Number	Description
Exhibit 15	— Letter Re Unaudited Interim Financial Information
Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002