Form 10-Q
period 2005-06-30
UNITEDHEALTH GROUP INC
filed 2005-08-08
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005

or

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

As of July 29, 2005, 1,263,136,573 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$4,042	$3,991
Short-Term Investments	301	514
Accounts Receivable, net	914	906
Assets Under Management	1,839	1,930
Deferred Income Taxes and Other	964	900

Total Current Assets	8,060	8,241
Long-Term Investments	8,430	7,748
Property, Equipment, Capitalized Software, and Other Assets, net	1,290	1,215
Goodwill	9,669	9,470
Other Intangible Assets, net	1,072	1,205

TOTAL ASSETS	$28,521	$27,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$5,909	$5,540
Accounts Payable and Accrued Liabilities	2,496	2,107
Other Policy Liabilities	1,862	1,933
Commercial Paper and Current Maturities of Long-Term Debt	400	673
Unearned Premiums	895	1,076

Total Current Liabilities	11,562	11,329
Long-Term Debt, less current maturities	3,850	3,350
Future Policy Benefits for Life and Annuity Contracts	1,719	1,669
Deferred Income Taxes and Other Liabilities	861	814

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,255 and 1,285 issued and outstanding	13	13
Additional Paid-In Capital	1,340	3,088
Retained Earnings	9,053	7,484
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	123	132

Total Shareholders’ Equity	10,529	10,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,521	$27,879

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Premiums	$10,062	$7,801	$19,933	$15,065
Services	920	813	1,822	1,602
Investment and Other Income	129	90	243	181

Total Revenues	11,111	8,704	21,998	16,848

MEDICAL AND OPERATING COSTS
Medical Costs	8,061	6,326	15,963	12,195
Operating Costs	1,632	1,346	3,252	2,663
Depreciation and Amortization	108	87	217	169

Total Medical and Operating Costs	9,801	7,759	19,432	15,027

EARNINGS FROM OPERATIONS	1,310	945	2,566	1,821
Interest Expense	(55)	(28)	(104)	(52)

EARNINGS BEFORE INCOME TAXES	1,255	917	2,462	1,769
Provision for Income Taxes	(446)	(321)	(874)	(619)

NET EARNINGS	$809	$596	$1,588	$1,150

BASIC NET EARNINGS PER COMMON SHARE	$0.64	$0.49	$1.25	$0.95

DILUTED NET EARNINGS PER COMMON SHARE	$0.61	$0.47	$1.19	$0.91

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,258	1,220	1,268	1,212
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	63	57	63	57

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,321	1,277	1,331	1,269

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$1,588	$1,150
Noncash Items:
Depreciation and Amortization	217	169
Deferred Income Taxes and Other	63	27
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Assets	(53)	9
Medical Costs Payable	289	302
Accounts Payable and Other Accrued Liabilities	616	437
Unearned Premiums	(223)	(167)

Cash Flows From Operating Activities	2,497	1,927

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(115)	(638)
Purchases of Property, Equipment and Capitalized Software	(222)	(159)
Purchases of Investments	(3,180)	(1,133)
Maturities and Sales of Investments	2,709	1,481

Cash Flows Used For Investing Activities	(808)	(449)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	224	182
Common Stock Repurchases	(2,138)	(1,253)
Repayments of Commercial Paper, net	(273)	(79)
Proceeds from Issuances of Long-Term Debt	500	500
Other	49	10

Cash Flows Used For Financing Activities	(1,638)	(640)

INCREASE IN CASH AND CASH EQUIVALENTS	51	838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,991	2,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,042	$3,100

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$—	$1,932

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET EARNINGS
As Reported	$809	$596	$1,588	$1,150
Compensation Expense, net of tax effect	(39)	(32)	(75)	(64)

Pro Forma	$770	$564	$1,513	$1,086

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.64	$0.49	$1.25	$0.95
Pro Forma	$0.61	$0.46	$1.19	$0.90
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.61	$0.47	$1.19	$0.91
Pro Forma	$0.58	$0.44	$1.13	$0.86

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed more fully in Note 13, FAS No. 123 (revised 2004), “Share Based Payment,” (FAS No. 123(R)) will be effective during the first quarter of 2006, and will require us to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Although we are continuing to evaluate the requirements of this new standard, we do not believe that the compensation expense amounts upon adoption will be significantly different than the FAS No. 123 pro forma amounts disclosed historically.

3.	Acquisitions

On July 6, 2005, the Company entered into a definitive agreement to acquire PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. We expect that this merger will significantly strengthen our resources by enhancing our capabilities on the Pacific Coast and in other Western states and broadening the scope of our product offerings for a host of specialized services. Under the terms of the agreement, PacifiCare shareholders will receive 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they own. Total estimated consideration for the transaction of approximately $8.2 billion, to be issued upon closing, is comprised of approximately 106 million shares of UnitedHealth Group common stock (valued at approximately $5.6 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of approximately $450 million to be issued in exchange for PacifiCare’s outstanding vested common stock options. Under the purchase method of accounting, the total estimated purchase price will be allocated to the net tangible and intangible assets of PacifiCare based on their estimated fair values at the closing of the transaction. Completion of the merger is subject to receipt of regulatory approvals, approval by PacifiCare shareholders and other customary conditions. We expect this transaction will close in the fourth quarter of 2005 or the first quarter of 2006.

In June 2005, our Health Care Services business segment entered into a definitive agreement to purchase Neighborhood Health Partnership (NHP) for $175 million in cash. NHP is a privately owned health plan serving approximately 135,000 individuals primarily in South Florida. This merger will strengthen our market position and provide expanded distribution opportunities in this region for our UnitedHealth Group businesses. Completion of this transaction is subject to receipt of regulatory approvals and other customary conditions. This transaction is expected to close in the second half of 2005.

On December 10, 2004, our Uniprise business segment acquired Definity Health Corporation (Definity). Definity is a national market leader in consumer-driven health benefit programs. This acquisition strengthened our position in the emerging consumer-driven health benefits marketplace. We paid $305 million in cash in exchange for all of the outstanding stock of Definity. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $263 million. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and associated deferred tax liabilities of $21 million, and goodwill of $224 million. The finite-lived intangible assets consist primarily of member lists, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Definity have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the Definity acquisition on our consolidated financial statements were not material. Our preliminary estimate of the acquired net tangible assets of $42 million, which is subject to further refinement, consisted mainly of cash, cash equivalents, accounts receivable, property and equipment and other assets partially offset by current liabilities.

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City,

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

northern New Jersey and southern Connecticut. This merger strengthened our market position in this region and provided substantial distribution opportunities in this region for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 1.2714 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 104.4 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $4.2 billion. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of approximately $600 million and associated deferred tax liabilities of approximately $225 million, and goodwill of approximately $3.8 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 16 years. The acquired goodwill is not deductible for income tax purposes. Our estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, is as follows:

(in millions)
Cash, Cash Equivalents and Investments	$1,674
Accounts Receivable and Other Current Assets	162
Property, Equipment, Capitalized Software and Other Assets	37
Medical Costs Payable	(713)
Other Current Liabilities	(334)

Net Tangible Assets Acquired	$826

On February 10, 2004, our Health Care Services business segment acquired Mid Atlantic Medical Services, Inc. (MAMSI). MAMSI offers a broad range of health care coverage and related administrative services for individuals and employers in the mid-Atlantic region of the United States. This merger strengthened UnitedHealthcare’s market position in the mid-Atlantic region and provided substantial distribution opportunities for our other UnitedHealth Group businesses in this region. Under the terms of the purchase agreement, MAMSI shareholders received 1.64 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 72.8 million shares of UnitedHealth Group common stock (valued at $1.9 billion based on the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash.

The results of operations and financial condition of Oxford and MAMSI have been included in our consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions of Oxford and MAMSI had occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Oxford and MAMSI acquisitions been consummated at the beginning of the periods presented.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proforma — unaudited	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
(In millions, except per share data)
Revenues	$10,115	$19,960
Net Earnings	$668	$1,320
Earnings Per Share
Basic	$0.50	$0.99
Diluted	$0.48	$0.95

4.	Cash, Cash Equivalents and Investments

As of June 30, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$4,042	$—	$—	$4,042
Debt Securities — Available for Sale	8,201	194	(16)	8,379
Equity Securities — Available for Sale	210	16	(3)	223
Debt Securities — Held to Maturity	129	—	—	129

Total Cash and Investments	$12,582	$210	$(19)	$12,773

During the three and six months ended June 30, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross Realized Gains	$13	$13	$23	$20
Gross Realized Losses	(6)	(5)	(14)	(5)

Net Realized Gains	$7	$8	$9	$15

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2005, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$7,494	$903	$409	$664	$9,470
Acquisitions and Subsequent Payments	107	—	35	57	199

Balance at June 30, 2005	$7,601	$903	$444	$721	$9,669

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2005 and December 31, 2004 were as follows (in millions):

	Weighted- Average Useful Life	June 30, 2005			December 31, 2004
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	16 years	$1,020	$(75)	$945	$1,153	$(46)	$1,107
Patents, Trademarks and Technology	8 years	132	(51)	81	86	(39)	47
Other	12 years	67	(21)	46	69	(18)	51

Total	15 years	$1,219	$(147)	$1,072	$1,308	$(103)	$1,205

Amortization expense relating to intangible assets was approximately $21 million and $44 million for the three and six months ended June 30, 2005 and approximately $11 million and $19 million for the three and six months ended June 30, 2004. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $95 million in 2005, $94 million in 2006, $87 million in 2007, $83 million in 2008, and $75 million in 2009.

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

Medical costs for the three months ended June 30, 2005 include approximately $120 million of favorable medical cost development related to prior years and approximately $20 million of favorable medical cost development

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the first quarter of 2005. Medical costs for the three months ended June 30, 2004 include approximately $60 million of favorable medical cost development, all related to prior years. Medical costs for the six months ended June 30, 2005 and 2004 include approximately $310 million and $150 million, respectively, of favorable medical cost development related to prior years. The increase in favorable medical cost development was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of June 30, 2005.

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	June 30, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$—	$—	$273	$273
7.5% Senior Unsecured Notes due November 2005	400	405	400	417
5.2% Senior Unsecured Notes due January 2007	400	407	400	413
3.4% Senior Unsecured Notes due August 2007	550	542	550	546
3.3% Senior Unsecured Notes due January 2008	500	489	500	493
3.8% Senior Unsecured Notes due February 2009	250	246	250	247
4.1% Senior Unsecured Notes due August 2009	450	448	450	452
4.9% Senior Unsecured Notes due April 2013	450	461	450	453
4.8% Senior Unsecured Notes due February 2014	250	253	250	248
5.0% Senior Unsecured Notes due August 2014	500	516	500	503
4.9% Senior Unsecured Notes due March 2015	500	510	—	—

Total Commercial Paper and Debt	4,250	4,277	4,023	4,045
Less Current Maturities	(400)	(405)	(673)	(690)

Long-Term Debt, less current maturities	$3,850	$3,872	$3,350	$3,355

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, working capital and share repurchases.

We have interest rate swap agreements that qualify as fair value hedges to convert the majority of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $3.4 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At June 30, 2005, the rates used to accrue interest expense on these agreements ranged from 3.3% to 4.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. As of June 30, 2005, we had no amounts outstanding under this credit facility. Our debt arrangements and credit facility contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare.

Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.7 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	June 30, 2005	December 31, 2004
Accounts Receivable	$413	$389
Assets Under Management	$1,792	$1,883
Medical Costs Payable	$968	$899
Other Policy Liabilities	$1,006	$1,162
Other Current Liabilities	$231	$211

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of June 30, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$93	$—	$—	$93
Debt Securities — Available for Sale	1,673	30	(4)	1,699

Total Cash and Investments	$1,766	$30	$(4)	$1,792

9.	Stock Split and Stock Repurchase Program

On May 3, 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005, for shareholders of record on May 20, 2005. All share and per share amounts have been restated to reflect the stock split.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the six months ended June 30, 2005, we repurchased 45.4 million shares at an average price of approximately $46 per share and an aggregate cost of approximately $2.1 billion. As of June 30, 2005, we had board of directors’ authorization to purchase up to an additional 63.8 million shares of our common stock.

10.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Earnings	$809	$596	$1,588	$1,150
Change in Net Unrealized Gains on Investments, net of tax effects	81	(157)	(9)	(112)

Comprehensive Income	$890	$439	$1,579	$1,038

11.	Segment Financial Information

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Eliminations” column also includes eliminations of intersegment transaction.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three and six months ended June 30, 2005 and 2004 (in millions):

Three Months Ended June 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$9,698	$767	$402	$115	$—	$10,982
Revenues — Intersegment	—	186	270	60	(516)	—
Investment and Other Income	114	9	6	—	—	129

Total Revenues	$9,812	$962	$678	$175	$(516)	$11,111

Earnings from Operations	$944	$198	$139	$29	$—	$1,310

Three Months Ended June 30, 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$7,509	$671	$342	$92	$—	$8,614
Revenues — Intersegment	—	165	227	54	(446)	—
Investment and Other Income	79	7	4	—	—	90

Total Revenues	$7,588	$843	$573	$146	$(446)	$8,704

Earnings from Operations	$636	$170	$119	$20	$—	$945

Six Months Ended June 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$19,225	$1,524	$784	$222	$—	$21,755
Revenues — Intersegment	—	362	530	119	(1,011)	—
Investment and Other Income	215	17	11	—	—	243

Total Revenues	$19,440	$1,903	$1,325	$341	$(1,011)	$21,998

Earnings from Operations	$1,854	$387	$272	$53	$—	$2,566

Six Months Ended June 30, 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$14,481	$1,337	$666	$183	$—	$16,667
Revenues — Intersegment	—	326	452	103	(881)	—
Investment and Other Income	157	15	9	—	—	181

Total Revenues	$14,638	$1,678	$1,127	$286	$(881)	$16,848

Earnings from Operations	$1,213	$337	$232	$39	$—	$1,821

12.	Commitments and Contingencies

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. The trial court has denied UnitedHealthcare’s further motion to compel the secondary RICO claims to arbitration and the Eleventh Circuit affirmed that order. A trial date has been set for January 2006. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings. At a hearing before the trial court in July 2005, the plaintiffs confirmed that they would not seek damages against the Company with respect to capitation-related claims.

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

We typically have and are currently involved in various governmental investigations, audits, and reviews. These include routine, regular and special investigations, audits, and reviews by the Centers for Medicare and Medicaid

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services (CMS), state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, currently threatened or pending, individually or in aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Other Contingencies

In 2002, Oxford, which we acquired on July 29, 2004, entered into agreements with two insurance companies that guaranteed cost reduction targets related to certain orthopedic medical services. In 2003, the insurers sought to rescind or terminate the agreements claiming various misrepresentations and material breaches of the agreements by Oxford. Pursuant to the agreements, Oxford filed claims to recover approximately $50 million of costs incurred and expensed in excess of the cost reduction targets for the period from November 2002 to October 2004. An arbitration hearing with the insurance company holding a large majority of the coverage under the policies was held in January 2005, and a decision was issued on February 22, 2005, denying the insurer’s ability to rescind or terminate its agreement. As a result of the decision, Oxford was awarded approximately $30 million in net recoveries. The appeal period for the decision lapsed in May 2005. Accordingly, Oxford recorded the $30 million recovery as a reduction of medical costs during the second quarter of 2005. This recovery is included in our disclosure of prior year favorable medical cost development for the three and six months ended June 30, 2005. Oxford’s recovery claim of approximately $8 million from the remaining insurer is awaiting arbitration. We believe this insurer’s attempt to rescind the agreement is similarly without merit, and we will vigorously seek to enforce our rights.

13.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 (FAS No. 123) and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Condensed Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed until the first quarter of 2006. Although we are continuing to evaluate the requirements of this new standard, we do not believe that the compensation expense amounts upon adoption will be significantly different than the FAS No. 123 pro forma amounts disclosed historically. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within Note 2.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations — a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UnitedHealth Group Incorporated

Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2005

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

Summary highlights of our second quarter 2005 results include:

•	Diluted net earnings per common share of $0.61, an increase of 30% from $0.47 per share reported in the second quarter of 2004 and an increase of 5% from $0.58 per share reported in the first quarter of 2005.

•	Consolidated revenues of $11.1 billion, an increase of $2.4 billion, or 28%, over the second quarter of 2004. Excluding the impact of acquisitions, consolidated revenues increased by approximately 11% over the prior year.

•	Earnings from operations of $1.3 billion, up $365 million, or 39%, over the prior year and up $54 million, or 4%, sequentially over the first quarter of 2005.

•	Consolidated operating margin of 11.8%, up from 10.9% in the second quarter of 2004.

•	Cash flows from operations of $2.5 billion for the six months ended June 30, 2005, an increase of 30% compared to $1.9 billion for the six months ended June 30, 2004.

•	Consolidated medical care ratio, excluding AARP, of 79.0%, a decrease from 79.8% in the second quarter of 2004.

•	Operating cost ratio of 14.7%, a decrease from 15.5% during the second quarter of 2004.

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

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2005	2004	Percent Change	2005	2004	Percent Change
Revenues	$11,111	$8,704	28%	$21,998	$16,848	31%
Earnings from Operations	$1,310	$945	39%	$2,566	$1,821	41%
Net Earnings	$809	$596	36%	$1,588	$1,150	38%
Diluted Net Earnings Per Common Share	$0.61	$0.47	30%	$1.19	$0.91	31%
Medical Care Ratio	80.1%	81.1%		80.1%	80.9%
Medical Care Ratio, excluding AARP	79.0%	79.8%		79.0%	79.7%
Operating Cost Ratio	14.7%	15.5%		14.8%	15.8%
Return on Equity (annualized)	30.7%	33.2%		30.0%	35.4%
Operating Margin	11.8%	10.9%		11.7%	10.8%

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

Consolidated revenues for the three and six months ended June 30, 2005 of $11.1 billion and $22.0 billion, respectively, increased by $2.4 billion, or 28%, and $5.1 billion, or 31%, over the comparable 2004 periods, primarily as a result of revenues from businesses acquired since the beginning of 2004. Excluding the impact of these acquisitions, consolidated revenues increased by approximately 11% for both the three and six months ended June 30, 2005 over the comparable 2004 periods as a result of rate increases on premium-based and fee-based services and growth in individuals served across business segments. Following is a discussion of second quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues for the three and six months ended June 30, 2005 of $10.1 billion and $19.9 billion, respectively, increased by $2.3 billion, or 29%, and $4.9 billion, or 32%, over the comparable 2004 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 11% for both the three and six months ended June 30, 2005 over the comparable 2004 periods primarily driven by premium rate increases and an increase in the number of individuals served by our risk-based products.

For the three and six months ended June 30, 2005, UnitedHealthcare premium revenues increased by $1.6 billion and $3.6 billion, to $6.4 billion and $12.7 billion, respectively. Excluding premium revenues from businesses acquired since the beginning of 2004, UnitedHealthcare premium revenues increased by approximately 9% and 10%, respectively, for the three and six months ended June 30, 2005. This increase is primarily due to average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations premium revenues increased by 26% for both the three and six months ended June 30, 2005 over the comparable 2004 periods. Excluding the impact of acquisitions, Ovations premium revenues increased by approximately 16% for both the three and six months ended June 30, 2005 driven primarily by an increase in the number of individuals served by Medicare supplement products provided to AARP members and by Medicare Advantage products, as well as rate increases on these products. Premium revenues from AmeriChoice’s Medicaid programs for the three and six months ended June 30, 2005 increased by $73 million, or 10%, and $177 million, or 12%, respectively, over the comparable 2004 periods primarily driven by an increase in the number of individuals served and rate increases. The remaining premium revenue increase is due mainly to strong growth in the number of individuals served by several Specialized Care Services’ businesses.

Service Revenues

Service revenues during the three and six months ended June 30, 2005 of $920 million and $1.8 billion, respectively, increased $107 million, or 13%, and $220 million, or 14%, over the comparable 2004 periods. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during the six months ended June 30, 2005 over the comparable 2004 period, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 19% due primarily to new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004.

Investment and Other Income

Investment and other income during the three and six months ended June 30, 2005 totaled $129 million and $243 million, respectively, representing increases of $39 million and $62 million over the comparable 2004 periods. Interest income for the three and six months ended June 30, 2005 increased by $40 million and $68 million, respectively, over the comparable 2004 periods principally due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Oxford and MAMSI and higher yields on fixed-income investments. Net capital gains on sales of investments for the three and six months ended June 30, 2005 were $7 million and $9 million, respectively, compared with $8 million and $15 million for the three and six months ended June 30, 2004.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues).

The consolidated medical care ratio for both the three and six months ended June 30, 2005 of 80.1% improved from 81.1% and 80.9% in the comparable 2004 periods. Excluding the AARP business,1 the medical care ratio for both the three and six months ended June 30, 2005 of 79.0%, improved from 79.8% and 79.7% in the comparable 2004 periods. These medical care ratio decreases resulted primarily from the increase in favorable medical cost development related to prior periods and changes in product, business and customer mix.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, are identified in the current period and are included in total medical costs reported for the current period. Medical costs for the second quarter of 2005 include approximately $120 million of favorable medical cost development related to prior fiscal years and $20 million of favorable medical cost development related to the first quarter of 2005. Medical costs for the second quarter of 2004 include approximately $60 million of favorable medical cost development, all related to prior fiscal years. Medical costs for the six months ended June 30, 2005 and 2004 include approximately $310 million and $150 million, respectively, of favorable medical cost development related to prior years. The increase in favorable medical cost development was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004.

On an absolute dollar basis, medical costs for the three and six months ended June 30, 2005 increased $1.7 billion, or 27%, and $3.8 billion, or 31%, respectively, over the comparable 2004 periods. Excluding the impact of acquisitions, medical costs increased by approximately 10% for both the three and six months ended June 30, 2005. This increase was primarily driven by an 8% increase in medical cost trend due to both inflation and a slight increase in health care consumption as well as organic growth.

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

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and six months ended June 30, 2005 of 14.7% and 14.8%, respectively, improved from 15.5% and 15.8% in the comparable 2004 periods. These decreases were primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the three and six months ended June 30, 2005 increased $286 million, or 21%, and $589 million, or 22%, respectively, over the comparable 2004 periods. Excluding the impact of acquisitions, operating costs increased by approximately 10% for the six months ended June 30, 2005 over the comparable 2004 period. These increases were driven by a 7% increase in total individuals served by Health Care Services and Uniprise during the six months ended June 30, 2005 over the comparable 2004 period, excluding the impact of acquisitions, growth in Specialized Care Services and Ingenix, and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2005 of $108 million and $217 million, respectively, increased from $87 million and $169 million in the comparable 2004 periods. The increases were primarily related to intangible assets acquired in business acquisitions since the beginning of 2004 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2004.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2005 was 35.5% compared to 35.0% in the comparable 2004 periods. The increase is mainly driven by changes in business and income mix between states with differing income tax rates.

Business Segments

The following summarizes the operating results of our business segments for the three and six months ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Health Care Services	$9,812	$7,588	29%	$19,440	$14,638	33%
Uniprise	962	843	14%	1,903	1,678	13%
Specialized Care Services	678	573	18%	1,325	1,127	18%
Ingenix	175	146	20%	341	286	19%
Eliminations	(516)	(446)	n/a	(1,011)	(881)	n/a

Consolidated Revenues	$11,111	$8,704	28%	$21,998	$16,848	31%

Earnings from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Health Care Services	$944	$636	48%	$1,854	$1,213	53%
Uniprise	198	170	16%	387	337	15%
Specialized Care Services	139	119	17%	272	232	17%
Ingenix	29	20	45%	53	39	36%

Consolidated Earnings from Operations	$1,310	$945	39%	$2,566	$1,821	41%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and six months ended June 30, 2005 of $9.8 billion and $19.4 billion, respectively, representing increases of $2.2 billion, or 29%, and $4.8 billion, or 33%, over the comparable 2004 periods. Excluding the impact of acquisitions, Health Care Services revenues for the three and six months ended June 30, 2005 increased by approximately 10% and 11%, respectively.

The increase in revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and six months ended June 30, 2005 of $1.6 billion and $3.6 billion, respectively, due mainly to the premium revenues from businesses acquired since the beginning of 2004. Excluding the impact of acquisitions, UnitedHealthcare premium revenues increased by approximately 9% and 10%, respectively, for the three and six months ended June 30, 2005 driven by average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. The remaining increase in Health Care Services revenues is largely attributable to growth in the number of individuals served by Ovations’ Medicare supplement products provided to AARP members and its Medicare Advantage products and growth in the number of individuals served by AmeriChoice’s Medicaid programs, as well as rate increases on all of these products.

For the three and six months ended June 30, 2005, Health Care Services earnings from operations of $944 million and $1.9 billion, respectively, increased $308 million, or 48%, and $641 million, or 53%, over the comparable 2004 periods. These increases primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s commercial risk-based and fee-based products, and the acquisitions of Oxford and MAMSI during 2004. UnitedHealthcare’s commercial medical care ratio improved to 78.6% in the second quarter of 2005 from 79.4% in the comparable 2004 period. The decrease is mainly due to the increase in favorable medical cost development related to prior periods and changes in product, business and customer mix. Health Care Services’ operating margin for the three and six months ended June 30, 2005 were 9.6% and 9.5%, respectively, an increase of 120 basis points over both the respective prior year periods driven mainly by the improved commercial medical care ratio and changes in business and customer mix.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of June 30 (in thousands) 1:

	2005	2004
Commercial
Risk-based	7,700	6,225
Fee-based	3,455	3,060

Total Commercial	11,155	9,285
Medicare Advantage	355	240
Medicaid	1,265	1,230

Total Health Care Services	12,775	10,755

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of June 30, 2005 increased by approximately 1.9 million, or 20%, over the second quarter of 2004. Excluding the acquisition of Oxford, UnitedHealthcare’s commercial business increased by 460,000, or 5%, over the prior year. This included an increase of 360,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, in addition to an increase of 100,000 in the number of individuals served with commercial risk-based products driven primarily by new customer relationships.

The number of individuals served by Ovations’ Medicare Advantage products, excluding the impact of the Oxford acquisition, increased by 45,000, or 19%, from the second quarter of 2004 and AmeriChoice’s Medicaid enrollment increased by 35,000, or 3%, due mainly to new customer relationships since the second quarter of 2004.

Uniprise

Uniprise revenues for the three and six months ended June 30, 2005 of $962 million, and $1.9 billion, respectively, increased by $119 million, or 14%, and $225 million, or 13%, over the comparable 2004 periods. These increases were driven primarily by growth of 7% in the number of individuals served by Uniprise during the six months ended June 30, 2005 over the comparable 2004 period, excluding the impact of the acquisition of Definity Health Corporation (Definity) in December 2004, and annual service fee rate increases for self-insured customers. Uniprise served 10.5 million individuals as of June 30, 2005 and 9.5 million individuals as of June 30, 2004.

Uniprise earnings from operations for the three and six months ended June 30, 2005 of $198 million and $387 million, respectively, increased $28 million, or 16%, and $50 million, or 15%, over the comparable 2004 periods. Operating margin for the three and six months ended June 30, 2005 improved to 20.6% and 20.3%, from 20.2% and 20.1%, respectively, in the comparable 2004 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

For the three and six months ended June 30, 2005, Specialized Care Services revenues of $678 million and $1.3 billion, respectively, increased by $105 million, or 18%, and $198 million, or 18%, over the comparable 2004 periods. These increases were principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations for the three and six months ended June 30, 2005 of $139 million and $272 million, respectively, increased $20 million, or 17%, and $40 million, or 17%, over the comparable 2004 periods. Specialized Care Services’ operating margin for both the three and six months ended June 30, 2005 of 20.5% was down slightly from the prior year periods due to a business mix shift toward higher revenue, lower margin products, largely offset by continued gains in quality initiatives and operating cost efficiencies.

Ingenix

For the three and six months ended June 30, 2005, Ingenix revenues of $175 million and $341 million, respectively, increased by $29 million, or 20%, and $55 million, or 19%, over the comparable 2004 periods. These increases were due primarily to new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004.

Earnings from operations for the three and six months ended June 30, 2005 were $29 million and $53 million, respectively, increasing by 45% and 36% over the comparable 2004 periods. The operating margin for the three and six months ended June 30, 2005 improved to 16.6% and 15.5%, from 13.7% and 13.6%, respectively, in the comparable 2004 periods. These increases were driven primarily by new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at June 30, 2005

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

Cash and Investments

Cash flows from operating activities were $2.5 billion in the six months ended June 30, 2005, representing an increase over the comparable 2004 period of $570 million, or 30%. This increase in operating cash flows resulted primarily from an increase of $522 million in net income excluding depreciation, amortization and other noncash items. Additionally, operating cash flows increased by $48 million due to cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of $12.8 billion at June 30, 2005. Total cash and investments increased by $520 million since December 31, 2004, primarily due to strong operating cash flows and increased debt levels, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2005, approximately $305 million of our $12.8 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of June 30, 2005 and December 31, 2004, we had commercial paper and debt outstanding of approximately $4.3 billion and $4.0 billion, respectively. Our debt-to-total-capital ratio was 28.8% and 27.3% as of June 30, 2005 and December 31, 2004, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On July 6, 2005, the Company entered into a definitive agreement to acquire PacifiCare Health Systems, Inc. (PacifiCare). Under the terms of the agreement, PacifiCare shareholders will receive 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they own. Total estimated consideration for the transaction of approximately $8.2 billion, to be issued upon closing, is comprised of approximately 106 million shares of UnitedHealth Group common stock (valued at approximately $5.6 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of approximately $450 million to be issued in exchange for PacifiCare’s outstanding vested common stock options. Under the purchase method of accounting, the total estimated purchase price will be allocated to the net tangible and intangible assets of PacifiCare based on their estimated fair values at the closing of the transaction. Completion of the merger is subject to receipt of regulatory approvals, approval by PacifiCare shareholders and other customary conditions. We expect this transaction will close in the fourth quarter of 2005 or the first quarter of 2006.

In June 2005, our Health Care Services business segment entered into a definitive agreement to purchase Neighborhood Health Partnership (NHP) for $175 million in cash. Completion of the transaction is subject to receipt of regulatory approvals and other customary conditions. This transaction is expected to close in the second half of 2005.

On December 10, 2004, our Uniprise business segment acquired Definity. Under the terms of the purchase agreement, we paid $305 million in cash in exchange for all of the outstanding stock of Definity. Available cash and commercial paper issuance financed the Definity purchase price.

On July 29, 2004, our Health Care Services business segment acquired Oxford. Under the terms of the purchase agreement, Oxford shareholders received 1.2714 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 104.4 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options.

On February 10, 2004, our Health Care Services business segment acquired MAMSI. Under the terms of the purchase agreement, MAMSI shareholders received 1.64 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 72.8 million shares of UnitedHealth Group common stock (valued at $1.9 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash.

On June 30, 2005, we executed a commitment letter with two financial institutions in which the institutions agreed to provide a $3 billion 364-day Credit Facility to serve as backup liquidity to finance the cash portion of the purchase price of the proposed PacifiCare acquisition described above and to retire a portion of the PacifiCare debt. The terms of the 364-day Credit Facility are substantially similar to our existing revolving credit facility.

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

We entered into interest rate swap agreements to convert our interest exposure on a majority of our borrowings from a fixed to a variable rate. Our interest rate swap agreements have aggregate notional amounts of $3.4 billion. At June 30, 2005, the rate used to accrue interest expense on these agreements ranged from 3.3% to 4.1%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. As of June 30, 2005, we had no amounts outstanding under this credit facility. Commercial paper decreased from $273 million at December 31, 2004, to zero at June 30, 2005.

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

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A2” by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-1” by Moody’s. During the first quarter of 2005, our senior debt rating was upgraded from “A3” to “A2” and our commercial paper rating was upgraded from “P-2” to “P-1” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we intend to maintain our debt-to-total-capital ratio at approximately 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2005, we repurchased 45.4 million shares at an average price of approximately $46 per share and an aggregate cost of approximately $2.1 billion. As of June 30, 2005, we had board of directors’ authorization to purchase up to an additional 63.8 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In March 2005, we filed a $3.0 billion S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) which was declared effective by the Securities and Exchange Commission in April 2005. This shelf registration statement replaced our $2.0 billion shelf registration statement filed in the first quarter of 2004 which has been fully utilized. We have not yet issued any securities under our new shelf registration statement. We intend to increase our capacity to issue securities under the S-3 shelf registration statement to an aggregate of $4.0 billion and to reflect changes related to the acquisition of PacifiCare described above. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 72.8 million shares issued in connection with the February 2004 acquisition of MAMSI and for the 104.4 million shares issued in connection with the July 2004 acquisition of Oxford described previously. We intend to file an S-4 registration statement for the shares to be issued in connection with the acquisition of PacifiCare described above.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2004 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at June 30, 2005” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.7 billion annually.

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

	Net Favorable Development	Net Impact on Medical Costs(a)		Medical Costs			Earnings from Operations
				As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2001	$30	$(40)		$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)		$18,192	$18,112		$2,186	$2,266
2003	$150	$(60)		$20,714	$20,654		$2,935	$2,995
2004	$210	$(100	)(c)	$27,000	$26,900	(c)	$4,101	$4,201	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the six months ended June 30, 2005, the company recorded net favorable development of $310 million pertaining to 2004. The amount of prior period development in 2005 pertaining to 2004 will likely change as our December 31, 2004 medical costs payable estimate continues to develop throughout 2005.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of June 30, 2005, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of June 30, 2005; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our June 30, 2005 estimates of medical costs payable and actual costs payable, excluding the AARP business, second quarter 2005 earnings from operations would increase or decrease by approximately $49 million and diluted net earnings per common share would increase or decrease by approximately $0.02 per share.

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

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2005, there were no significant concentrations of credit risk.

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

Risks Associated with UnitedHealth Groups’ Business

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 75% to 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to accurately predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before contract commencement. Services are delivered and related costs are incurred when the contract commences. Although we base the premiums we charge on our estimate of future health care costs over the fixed premium period, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1 percent without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2004 would have been reduced by approximately $105 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which we have not received the underlying claims or for which we have received the claims but not yet processed them. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

We face competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., WellChoice, Inc., and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix segments also compete with a number of businesses. The addition of new competitors for at least the short-term can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities that give them a competitive advantage. Greater market share, established reputation, superior supplier arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

Our relationship with AARP is important.

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of June 30, 2005, our portion of AARP’s insurance program represented approximately $4.7 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

The favorable and unfavorable effects of changes in Medicare are uncertain.

The Medicare changes being implemented as a result of the Medicare Modernization Act of 2003 are complex and wide-ranging. There are numerous changes that will influence our business. We have invested considerable resources analyzing how to best address uncertainties and risks associated with the changes that may arise. In January 2005, the Centers for Medicare and Medicaid Services (CMS) released detailed regulations on major aspects of the legislation, however, some important requirements related to the implementation of the new product offerings, including the Part D prescription drug benefit and the regional Medicare Advantage Preferred Provider Organizations, have not yet been released by the federal government, thus creating challenges for planning and implementation. We believe the increased funding provided in the legislation will increase the number of competitors in the seniors health services market.

Our business is subject to routine government scrutiny, and we must respond quickly and appropriately to frequent changes in government regulations.

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

We typically have and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it difficult for us to sell products and services.

Relationships with physicians, hospitals and other health care providers are important to our business.

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

The nature of our business exposes us to litigation risks.

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

The Company is largely self-insured with regard to litigation risks, however, we do maintain excess liability insurance with outside insurance carriers to minimize risks associated with catastrophic claims. Although we believe that we are adequately insured for claims in excess of our self-insurance, certain types of damages, such as punitive damages, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, it is possible that the level of actual losses may exceed the liabilities recorded.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $10.7 billion as of June 30, 2005, representing approximately 38% of our total assets. If we make additional acquisitions, such as our pending acquisitions of PacifiCare and Neighborhood Health Partnership, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

We must comply with emerging restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates who obtain access to sensitive patient information when providing services to us.

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

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

Risks Associated with the Merger of PacifiCare Health Systems, Inc. (PacifiCare)

UnitedHealth Group and PacifiCare must obtain several governmental consents to complete the merger, which, if delayed, not granted or granted with conditions may jeopardize or postpone the merger, result in additional expense or reduce the anticipated benefits of the transaction.

UnitedHealth Group and PacifiCare must obtain specified approvals and consents in a timely manner from federal and state agencies prior to the completion of the merger. UnitedHealth Group, or the applicable subsidiary of PacifiCare, as the case may be, has filed acquisition of control and other transaction-related filings for approval with California’s Department of Managed Health Care and the Insurance Departments of the States of Arizona, California, Colorado, Indiana, Nevada, Oklahoma, Oregon, Texas, Washington, and Wisconsin. If such approvals are not obtained, neither UnitedHealth Group nor PacifiCare will be obligated to complete the merger. If the parties do not receive these approvals on terms that satisfy the merger agreement, then UnitedHealth Group will not be obligated to complete the merger. The governmental agencies from which the parties seek approvals have broad discretion in administering relevant laws and regulations. As a condition to approval of the merger, agencies may impose conditions, restrictions, qualifications, requirements or limitations that could negatively affect the way the combined company conducts business or impair the benefits UnitedHealth Group anticipates the merger will create. UnitedHealth Group is not obligated to complete the merger if a governmental agency or agencies impose a condition, restriction, qualification, requirement or limitation when it grants the specified approvals and consents which (if implemented) would constitute, or would be reasonably likely to constitute, individually or in the aggregate, a Negative Regulatory Action, as such term is defined in the merger agreement. Any such conditions, restrictions, qualifications, requirements or limitations imposed by one or more agencies could adversely affect UnitedHealth Group’s ability to integrate the business of PacifiCare or reduce the anticipated benefits of the merger. The merger also is subject to the requirements of the HSR Act, which prevents certain acquisitions from being completed until required information and materials are furnished to the Antitrust Division of the Department of Justice and the U.S. Federal Trade Commission and certain waiting periods are terminated or expire.

The anticipated benefits of acquiring PacifiCare may not be realized.

UnitedHealth Group and PacifiCare entered into the merger agreement with the expectation that the merger will result in various benefits including, among others, benefits relating to a stronger and more diverse network of doctors and other health care providers, expanded and enhanced affordable health care services that address the needs of older Americans, enhanced revenues, a strengthened market position for UnitedHealth Group across the

United States, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether UnitedHealth Group integrates PacifiCare in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact UnitedHealth Group’s business, financial condition and operating results.

UnitedHealth Group may have difficulty integrating PacifiCare and may incur substantial costs in connection with the integration.

Integrating PacifiCare’s operations into UnitedHealth Group operating platform will be a complex, time-consuming and expensive process. Before the merger, UnitedHealth Group and PacifiCare operated independently, each with its own business, products, customers, employees, culture and systems. UnitedHealth Group may experience material unanticipated difficulties or expenses in connection with the integration of PacifiCare, especially given the relatively large size of PacifiCare’s operations. The time and expense associated with converting the businesses of the combined company to a common platform and negotiating amended or new contracts with physicians, other health care professionals and facilities, as well as other service providers may exceed management’s expectations and limit or delay the intended benefits of the transaction. Similarly, the process of combining sales and marketing and network management forces, consolidating administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the transaction may be reduced, at least for a period of time.

UnitedHealth Group may face substantial difficulties, costs and delays in integrating PacifiCare. These factors may include:

•	retaining and integrating management and other key employees of the combined company;

•	costs and delays in implementing common systems and procedures;

•	perceived adverse changes in product offerings available to customers or customer service standards, whether or not these changes do, in fact, occur;

•	potential charges to earnings resulting from the application of purchase accounting to the transaction;

•	difficulty comparing financial reports due to differing management systems;

•	diversion of management resources from the business of the combined company;

•	retention of PacifiCare’s provider networks;

•	difficulty in retaining existing customers of each company; and

•	reduction or loss of customer sales due to the potential for market confusion, hesitation and delay.

After the merger, UnitedHealth Group may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. UnitedHealth Group may be unsuccessful in implementing the integration of these systems and processes. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside the control of either company.

No material commercial third party consents or approvals are required in connection with the proposed transaction.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates or equity prices. The company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $12.5 billion of our cash equivalents and investments at June 30, 2005 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at June 30, 2005, the fair value of our fixed-income investments would decrease or increase by approximately $380 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $3.4 billion of our commercial paper and debt had variable rates of interest and $825 million had fixed rates as of June 30, 2005. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At June 30, 2005, we had $223 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2005

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In Re: Managed Care Litigation: MDL No. 1334.    Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. The trial court has denied UnitedHealthcare’s further motion to compel the secondary RICO claims to arbitration and the Eleventh Circuit affirmed that order. A trial date has been set for January 2006. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings. At a hearing before the trial court in July 2005, the plaintiffs confirmed that they would not seek damages against the Company with respect to capitation-related claims.

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

Item 2.	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Second Quarter 2005

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the plans or programs
April 30, 2005	14,003,400	$47.53	14,003,400	68,756,600
May 31, 2005	3,755,000	$48.52	3,755,000	65,001,600
June 30, 2005	1,230,000	$52.40	1,230,000	63,771,600

TOTAL	18,988,400	$48.04	18,988,400

(1)	On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003 and November 4, 2004. On November 4, 2004, the Board renewed the share repurchase program and authorized the Company to repurchase up to 130 million shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the three months ended June 30, 2005, the Company did not repurchase any shares other than through this publicly announced program. On May 3, 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005, for shareholders of record on May 20, 2005. All share and per share amounts have been restated to reflect the stock split.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 3, 2005 (the “Annual Meeting”), the Company’s shareholders voted on four items: the election of directors, the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company, a shareholder proposal requesting the use of performance-vesting shares for executive equity compensation, and a shareholder proposal requesting use of performance based options for executive equity compensation.

The four directors elected at the Annual Meeting were: Thomas H. Kean, with 1,003,897,240 votes cast for his election and 90,316,174 votes withheld; Robert L. Ryan, with 1,066,946,278 votes cast for his election and 27,267,136 votes withheld; William G. Spears, with 1,031,772,776 votes cast for his election and 62,440,638 votes withheld; Gail R. Wilensky with 1,062,088,224 votes cast for her election and 32,125,190 votes withheld. The other directors whose terms of office continued after the Annual Meeting were: William C. Ballard, Jr., Richard T. Burke, Stephen J. Hemsley, James A. Johnson, Douglas W. Leatherdale, William W. McGuire, Mary O. Mundinger, and Donna E. Shalala.

The appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005 was ratified with 1,078,906,780 votes cast for ratification, 8,285,498 votes cast against ratification and 7,021,136 votes abstaining. There were no broker non-votes on this matter.

The shareholder proposal regarding the use of performance-vesting shares was not ratified with 594,176,612 votes cast against the proposal, 387,804,622 votes cast for the proposal, and 11,494,404 votes abstaining. There were 100,737,776 broker non-votes cast on this matter.

The shareholder proposal regarding the use of performance-based options was not ratified with 565,283,194 votes cast against the proposal, 418,953,904 votes cast for the proposal, and 9,238,540 votes abstaining. There were 100,737,776 broker non-votes cast on this matter.

On May 3, 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005, for shareholders of record on May 20, 2005. All amounts have been restated to reflect the stock split.

Item 5.    Other Information

Amendment to IBM Agreement

On August 2, 2005, pursuant to Section 24.01 of the Information Technology Services Agreement between the Company and International Business Machines Corporation (IBM) dated February 1, 2003, as amended (the Agreement), the Company sent written notice to IBM of its intention to terminate a portion of the services provided by IBM to the Company under the Agreement. The Company has determined that it has the capabilities to perform these services on its own behalf. The Company expects the transition to be effective during the first quarter of 2006. A copy of the notice is included as Exhibit 10(b) to this 10-Q. Under the terms of the Agreement, the Company will pay IBM a fee of approximately $4.8 million in connection with the termination of these services. The remaining portions of the Agreement will remain intact and IBM will continue to provide the other services described under the Agreement. As a result of this amendment to the Agreement, the Company has determined that the Agreement no longer constitutes a “material agreement” of the Company, as defined by the rules and regulations of the SEC.

Amendments to Employment Agreements

On August 5, 2005, the Compensation and Human Resources Committee (Committee) of the Board of Directors of UnitedHealth Group approved certain amendments to the employment agreements of the Company’s Chief Executive Officer and Chairman of the Board, William W. McGuire, M.D., and President and Chief Operating Officer, Stephen J. Hemsley. These amendments became effective on August 5, 2005. The amendments are included herein as Exhibits 10(c) and 10(d).

Dr. McGuire’s employment agreement has been amended to provide an initial, fixed five-year term with automatic one-year renewal periods thereafter. The amendment also replaces specified annual salary increases and option grants with the Committee’s discretion to make such increases or grants in the future, based on various specified considerations. The noncompete provision was amended to provide that Dr. McGuire is subject to a noncompete obligation during any period following employment in which he receives severance, consulting or similar payments. The amendment confirms that under the Company’s policies concerning length of service and other factors, Dr. McGuire will be eligible to have termination of employment (other than termination for cause, upon disability, death or a change in control) treated as a retirement (as defined under the employment agreement). The amendment provides that the Committee has the ability to elect to retain Dr. McGuire as a consultant for a period up to 36 months upon his retirement. The amendment also contains several other minor and clarifying amendments to Dr. McGuire’s employment agreement.

Mr. Hemsley’s employment agreement has been amended to replace specified annual option grants with the Committee’s discretion to make such grants in the future based on various specified considerations and to require Committee final approval over any increases to Mr. Hemsley’s salary. The amendment also revises Mr. Hemsley’s employment and termination provisions in the event of a resignation, retirement or termination of Dr. McGuire as Chief Executive Officer. The amendment also contains several other minor and clarifying changes to Mr. Hemsley’s employment agreement.

Item 6.    Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 10 (a)	— Twelfth Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of June 30, 2005.

Exhibit 10(b)	— Notice from the Company to IBM of termination of certain services pursuant to the Information Technology Services Agreement between the Company and IBM dated February 1, 2003, as amended.

Exhibit 10(c)	— Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and William W. McGuire, M.D.

Exhibit 10(d)	— Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and Stephen J. Hemsley.

Exhibit 15	— Letter Re Unaudited Interim Financial Information

Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Operating Officer	Dated: August 8, 2005

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer and Chief Accounting Officer	Dated: August 8, 2005

EXHIBITS

Exhibit Number	Description
Exhibit 10 (a)	— Twelfth Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of June 30, 2005.
Exhibit 10(b)	— Notice from the Company to IBM of termination of certain services pursuant to the Information Technology Services Agreement between the Company and IBM dated February 1, 2003, as amended.
Exhibit 10(c)	— Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and William W. McGuire, M.D.
Exhibit 10(d)	— Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and Stephen J. Hemsley.
Exhibit 15	— Letter Re Unaudited Interim Financial Information
Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002