Form 10-Q
period 2005-09-30
UNITEDHEALTH GROUP INC
filed 2005-11-04
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2005, 1,267,136,966 shares of the registrant’s Common Stock, $.01 par value per share, were issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$5,177	$3,991
Short-Term Investments	316	514
Accounts Receivable, net	941	906
Assets Under Management	1,799	1,930
Deferred Income Taxes and Other	1,019	900

Total Current Assets	9,252	8,241
Long-Term Investments	8,235	7,748
Property, Equipment, Capitalized Software, and Other Assets, net	1,345	1,215
Goodwill	9,783	9,470
Other Intangible Assets, net	1,081	1,205

TOTAL ASSETS	$29,696	$27,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$5,888	$5,540
Accounts Payable and Accrued Liabilities	2,447	2,107
Other Policy Liabilities	1,833	1,933
Commercial Paper and Current Maturities of Long-Term Debt	631	673
Unearned Premiums	1,230	1,076

Total Current Liabilities	12,029	11,329
Long-Term Debt, less current maturities	3,850	3,350
Future Policy Benefits for Life and Annuity Contracts	1,750	1,669
Deferred Income Taxes and Other Liabilities	838	814

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,256 and 1,285 issued and outstanding	13	13
Additional Paid-In Capital	1,279	3,088
Retained Earnings	9,895	7,484
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	42	132

Total Shareholders’ Equity	11,229	10,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,696	$27,879

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Premiums	$10,245	$8,920	$30,178	$23,985
Services	942	842	2,764	2,444
Investment and Other Income	135	97	378	278

Total Revenues	11,322	9,859	33,320	26,707

MEDICAL AND OPERATING COSTS
Medical Costs	8,138	7,180	24,101	19,375
Operating Costs	1,690	1,488	4,942	4,151
Depreciation and Amortization	116	99	333	268

Total Medical and Operating Costs	9,944	8,767	29,376	23,794

EARNINGS FROM OPERATIONS	1,378	1,092	3,944	2,913
Interest Expense	(62)	(34)	(166)	(86)

EARNINGS BEFORE INCOME TAXES	1,316	1,058	3,778	2,827
Provision for Income Taxes	(474)	(360)	(1,348)	(979)

NET EARNINGS	$842	$698	$2,430	$1,848

BASIC NET EARNINGS PER COMMON SHARE	$0.67	$0.55	$1.92	$1.50

DILUTED NET EARNINGS PER COMMON SHARE	$0.64	$0.52	$1.83	$1.43

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,255	1,281	1,263	1,235
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	64	60	64	60

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,319	1,341	1,327	1,295

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$2,430	$1,848
Noncash Items:
Depreciation and Amortization	333	268
Deferred Income Taxes and Other	60	25
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Assets	(47)	(31)
Medical Costs Payable	178	335
Accounts Payable and Other Accrued Liabilities	649	606
Unearned Premiums	91	(166)

Cash Flows From Operating Activities	3,694	2,885

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(286)	(1,912)
Purchases of Property, Equipment and Capitalized Software	(367)	(240)
Purchases of Investments	(4,853)	(2,076)
Maturities and Sales of Investments	4,504	2,420

Cash Flows Used For Investing Activities	(1,002)	(1,808)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuances	332	440
Common Stock Repurchases	(2,380)	(2,098)
Repayments of Commercial Paper, net	(42)	(79)
Proceeds from Issuances of Long-Term Debt	500	2,000
Other	84	33

Cash Flows (Used For) From Financing Activities	(1,506)	296

INCREASE IN CASH AND CASH EQUIVALENTS	1,186	1,373
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,991	2,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,177	$3,635

Supplementary schedule of noncash investing activities:
Common stock issued for acquisitions	$—	$5,557

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

These consolidated financial statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, contingent liabilities, intangible asset valuations and asset impairments. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

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

The following table shows the effect on net earnings and earnings per share had we applied the fair value expense recognition provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) to stock-based employee compensation (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET EARNINGS
As Reported	$842	$698	$2,430	$1,848
Compensation Expense, net of tax effect	(42)	(31)	(117)	(95)

Pro Forma	$800	$667	$2,313	$1,753

BASIC NET EARNINGS PER COMMON SHARE
As Reported	$0.67	$0.55	$1.92	$1.50
Pro Forma	$0.64	$0.52	$1.83	$1.42
DILUTED NET EARNINGS PER COMMON SHARE
As Reported	$0.64	$0.52	$1.83	$1.43
Pro Forma	$0.61	$0.50	$1.74	$1.35

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed more fully in Note 13, FAS No. 123 (revised 2004), “Share Based Payment,” (FAS No. 123(R)) will be effective during the first quarter of 2006, and will require us to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Although we are continuing to evaluate the requirements of this new standard, we do not believe the adoption of FAS 123(R) will result in a significant change to the pro forma compensation expense amounts historically disclosed under FAS 123.

3.	Acquisitions and Dispositions

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). NHP is a privately owned health plan serving primarily local employers in South Florida. This acquisition strengthened our market position in this region and provided expanded distribution opportunities for our other UnitedHealth Group businesses. We paid approximately $180 million in cash in exchange for all of the outstanding equity of NHP. The purchase price was allocated to the fair value of NHP assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The purchase price allocation is preliminary and subject to further refinement. The results of operations and financial condition of NHP have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the NHP acquisition on our consolidated financial statements were not material.

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

On December 10, 2004, our Uniprise business segment acquired Definity Health Corporation (Definity). Definity is a national market leader in consumer-driven health benefit programs. This acquisition strengthened our position in the emerging consumer-driven health benefits marketplace. We paid $305 million in cash in exchange for all of the outstanding stock of Definity. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $263 million. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and associated deferred tax liabilities of $21 million, and goodwill of $224 million. The finite-lived intangible assets consist primarily of member lists, with an estimated weighted-average useful life of 15 years. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Definity have been

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in our consolidated financial statements since the acquisition date. The pro forma effects of the Definity acquisition on our consolidated financial statements were not material. Acquired net tangible assets of $42 million consisted mainly of cash, cash equivalents, accounts receivable, property and equipment and other assets partially offset by current liabilities.

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger strengthened our market position in this region and provided substantial distribution opportunities in this region for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 1.2714 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, comprised of approximately 104.4 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $4.2 billion. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of approximately $600 million and associated deferred tax liabilities of approximately $225 million, and goodwill of approximately $3.8 billion. The finite-lived intangible assets consist primarily of member lists and health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 16 years. The acquired goodwill is not deductible for income tax purposes. Tangible assets/(liabilities) as of the acquisition date, were comprised of the following:

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Proforma — unaudited	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
(In millions, except per share data)
Revenues	$10,302	$30,262
Net Earnings	$719	$2,042
Earnings Per Share
Basic	$0.55	$1.54
Diluted	$0.52	$1.47

In October 2005, we sold the life insurance and annuity business within Golden Rule Financial Corporation to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica, which totaled approximately $1.7 billion as of the transaction closing date. We realized a small gain on the sale which will be deferred and amortized over the estimated remaining life of the reinsured contracts.

4.	Cash, Cash Equivalents and Investments

As of September 30, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$5,177	$—	$—	$5,177
Debt Securities — Available for Sale	8,153	102	(51)	8,204
Equity Securities — Available for Sale	215	20	(5)	230
Debt Securities — Held to Maturity	117	—	—	117

Total Cash and Investments	$13,662	$122	$(56)	$13,728

During the three and nine months ended September 30, we recorded realized gains and losses on the sale of investments, excluding the UnitedHealth Capital dispositions described below, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross Realized Gains	$12	$6	$35	$26
Gross Realized Losses	(8)	(6)	(22)	(11)

Net Realized Gains	$4	$—	$13	$15

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2005, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$7,494	$903	$409	$664	$9,470
Acquisitions and Subsequent Payments	218	—	38	57	313

Balance at September 30, 2005	$7,712	$903	$447	$721	$9,783

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2005 and December 31, 2004 were as follows (in millions):

	Weighted- Average Useful Life	September 30, 2005			December 31, 2004
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	16 years	$1,049	$(90)	$959	$1,153	$(46)	$1,107
Patents, Trademarks and Technology	8 years	132	(58)	74	86	(39)	47
Other	12 years	70	(22)	48	69	(18)	51

Total	15 years	$1,251	$(170)	$1,081	$1,308	$(103)	$1,205

Amortization expense relating to intangible assets was approximately $23 million and $67 million for the three and nine months ended September 30, 2005 and approximately $18 million and $37 million for the three and nine months ended September 30, 2004. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $92 million in 2005, $96 million in 2006, $89 million in 2007, $85 million in 2008, and $77 million in 2009.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Medical costs for the three months ended September 30, 2005 include approximately $60 million of favorable medical cost development related to prior fiscal years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2005. Medical costs for the three months ended September 30, 2004 include approximately $50 million of favorable medical cost development related to prior fiscal years and approximately $50 million of favorable medical cost development related to the first and second quarters of 2004. Medical costs for the nine months ended September 30, 2005 and 2004 include approximately $370 million and $200 million, respectively, of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of September 30, 2005.

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	September 30, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commercial Paper	$231	$231	$273	$273
7.5% Senior Unsecured Notes due November 2005	400	401	400	417
5.2% Senior Unsecured Notes due January 2007	400	403	400	413
3.4% Senior Unsecured Notes due August 2007	550	538	550	546
3.3% Senior Unsecured Notes due January 2008	500	486	500	493
3.8% Senior Unsecured Notes due February 2009	250	243	250	247
4.1% Senior Unsecured Notes due August 2009	450	441	450	452
4.9% Senior Unsecured Notes due April 2013	450	449	450	453
4.8% Senior Unsecured Notes due February 2014	250	246	250	248
5.0% Senior Unsecured Notes due August 2014	500	501	500	503
4.9% Senior Unsecured Notes due March 2015	500	495	—	—

Total Commercial Paper and Debt	4,481	4,434	4,023	4,045
Less Current Maturities	(631)	(632)	(673)	(690)

Long-Term Debt, less current maturities	$3,850	$3,802	$3,350	$3,355

As of September 30, 2005, our outstanding commercial paper had interest rates ranging from 3.8% to 3.9%.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, working capital and share repurchases.

We have interest rate swap agreements that qualify as fair value hedges to convert the majority of our interest rate exposure from a fixed to a variable rate. The interest rate swap agreements have aggregate notional amounts of $3.4 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At September 30, 2005, the rates used to accrue interest expense on these agreements ranged from 4.1% to 4.6%.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. We intend to issue commercial paper to finance the cash portion of the purchase price of the PacifiCare acquisition described above, to retire a portion of the PacifiCare debt at closing of the acquisition, and to refinance maturing UnitedHealth Group debt and for other general corporate purposes. As of September 30, 2005, we had no amounts outstanding under either of these credit facilities. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

8.	AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare.

Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.8 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	September 30, 2005	December 31, 2004
Accounts Receivable	$413	$389
Assets Under Management	$1,752	$1,883
Medical Costs Payable	$976	$899
Other Policy Liabilities	$940	$1,162
Other Current Liabilities	$249	$211

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of September 30, 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$358	$—	$—	$358
Debt Securities — Available for Sale	1,394	10	(10)	1,394

Total Cash and Investments	$1,752	$10	$(10)	$1,752

9.	Stock Split and Stock Repurchase Program

On May 3, 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005, for shareholders of record on May 20, 2005. All share and per share amounts have been restated to reflect the stock split.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the nine months ended September 30, 2005, we repurchased 49 million shares at an average price of approximately $47 per share and an aggregate cost of approximately $2.3 billion. As of September 30, 2005, we had board of directors’ authorization to purchase up to an additional 60 million shares of our common stock.

10.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Earnings	$842	$698	$2,430	$1,848
Change in Net Unrealized Gains on Investments, net of tax effects	(81)	99	(90)	(13)

Comprehensive Income	$761	$797	2,340	$1,835

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals over the age of 50, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice provides network-based health and well-being services to state Medicaid, Children’s Health Insurance Program and other government-sponsored health care programs and the beneficiaries of those programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services.

•	Specialized Care Services offers a comprehensive platform of specialty health and wellness and ancillary benefits, networks, services and resources to specific customer markets nationwide.

•	Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical services on a nationwide and international basis.

Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s best estimate of fair value, as if the services were purchased from or sold to third parties. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses. The “Eliminations” column also includes eliminations of intersegment transactions.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three and nine months ended September 30, 2005 and 2004 (in millions):

Three Months Ended September 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$9,838	$767	$442	$140	$—	$11,187
Revenues — Intersegment	—	191	278	65	(534)	—
Investment and Other Income	116	11	8	—	—	135

Total Revenues	$9,954	$969	$728	$205	$(534)	$11,322

Earnings from Operations	$976	$205	$148	$49	$—	$1,378

Three Months Ended September 30, 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$8,627	$676	$346	$113	$—	$9,762
Revenues — Intersegment	—	159	229	57	(445)	—
Investment and Other Income	85	7	5	—	—	97

Total Revenues	$8,712	$842	$580	$170	$(445)	$9,859

Earnings from Operations	$763	$171	$124	$34	$—	$1,092

Nine Months Ended September 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$29,063	$2,291	$1,226	$362	$—	$32,942
Revenues — Intersegment	—	553	808	184	(1,545)	—
Investment and Other Income	331	28	19	—	—	378

Total Revenues	$29,394	$2,872	$2,053	$546	$(1,545)	$33,320

Earnings from Operations	$2,830	$592	$420	$102	$—	$3,944

Nine Months Ended September 30, 2004	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Eliminations	Consolidated
Revenues — External Customers	$23,108	$2,013	$1,012	$296	$—	$26,429
Revenues — Intersegment	—	485	681	160	(1,326)	—
Investment and Other Income	242	22	14	—	—	278

Total Revenues	$23,350	$2,520	$1,707	$456	$(1,326)	$26,707

Earnings from Operations	$1,976	$508	$356	$73	$—	$2,913

12.	Commitments and Contingencies

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. A trial date has been set for April 2006. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings. In August 2005, the capitation related claims were dismissed from litigation.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 (FAS No. 123) and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in-capital and will be reclassified from operating cash flows to financing cash flows in the Condensed Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed until the first quarter of 2006. Although we are continuing to evaluate the requirements of this new standard, we do not believe the adoption of FAS 123(R) will result in a significant change to the pro forma compensation amounts historically disclosed under FAS 123. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within Note 2.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UnitedHealth Group Incorporated

Minnetonka, Minnesota

We have reviewed the accompanying condensed consolidated balance sheet of UnitedHealth Group Incorporated and Subsidiaries (the Company) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 4, 2005

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

Summary highlights of our third quarter 2005 results include:

•	Diluted net earnings per common share of $0.64, an increase of 23% from $0.52 per share reported in the third quarter of 2004 and an increase of 5% from $0.61 per share reported in the second quarter of 2005.

•	Consolidated revenues of $11.3 billion, an increase of $1.5 billion, or 15%, over the third quarter of 2004. Excluding the impact of acquisitions, consolidated revenues increased by approximately 11% over the prior year.

•	Earnings from operations of $1.4 billion, up $286 million, or 26%, over the prior year and up $68 million, or 5%, sequentially over the second quarter of 2005.

•	Consolidated operating margin of 12.2%, up from 11.1% in the third quarter of 2004.

•	Cash flows from operations of $3.7 billion for the nine months ended September 30, 2005, an increase of 28% compared to $2.9 billion for the nine months ended September 30, 2004.

•	Consolidated medical care ratio, excluding AARP, of 78.3%, a decrease from 79.3% in the third quarter of 2004.

•	Operating cost ratio of 14.9%, a decrease from 15.1% during the third quarter of 2004.

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

Summary Operating Information

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	Percent Change	2005	2004	Percent Change
Revenues	$11,322	$9,859	15%	$33,320	$26,707	25%
Earnings from Operations	$1,378	$1,092	26%	$3,944	$2,913	35%
Net Earnings	$842	$698	21%	$2,430	$1,848	31%
Diluted Net Earnings Per Common Share.	$0.64	$0.52	23%	$1.83	$1.43	28%
Medical Care Ratio	79.4%	80.5%		79.9%	80.8%
Medical Care Ratio, excluding AARP	78.3%	79.3%		78.7%	79.5%
Operating Cost Ratio	14.9%	15.1%		14.8%	15.5%
Return on Equity (annualized)	31.0%	30.7%		30.1%	32.3%
Operating Margin	12.2%	11.1%		11.8%	10.9%

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

Consolidated revenues for the three and nine months ended September 30, 2005 of $11.3 billion and $33.3 billion, respectively, increased by $1.5 billion, or 15%, and $6.6 billion, or 25%, over the comparable 2004 periods. Excluding the impact of businesses acquired since the beginning of 2004, consolidated revenues increased by approximately 11% for both the three and nine months ended September 30, 2005 over the comparable 2004 periods as a result of rate increases on premium-based and fee-based services and growth in individuals served across business segments. Following is a discussion of third quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues for the three and nine months ended September 30, 2005 of $10.2 billion and $30.2 billion, respectively, increased by $1.3 billion, or 15% and $6.2 billion, or 26%, over the comparable 2004 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 11% for both the three and nine months ended September 30, 2005 over the comparable 2004 periods primarily driven by premium rate increases and an increase in the number of individuals served by our risk-based products.

For the three and nine months ended September 30, 2005, UnitedHealthcare premium revenues increased by $793 million and $4.4 billion, to $6.5 billion and $19.1 billion, respectively. Excluding premium revenues from businesses acquired since the beginning of 2004, UnitedHealthcare premium revenues increased by approximately 8% and 9%, respectively, for the three and nine months ended September 30, 2005. This increase is primarily due to average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and a slight increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. For the three and nine months ended September 30, 2005, Ovations premium revenues increased by 18% and 23%, respectively. Excluding the impact of acquisitions, Ovations premium revenues increased by approximately 16% for both the three and nine months ended September 30, 2005 driven primarily by an increase in the number of individuals served by Medicare Advantage products and by Medicare supplement products provided to AARP members, as well as rate increases on these products. Premium revenues from AmeriChoice’s Medicaid programs for the three and nine months ended September 30, 2005 increased by $49 million, or 6%, and $226 million, or 10%, respectively, over the comparable 2004 periods driven primarily by rate increases and a slight increase in the average number of individuals served during the period. The remaining premium revenue increase is due mainly to strong growth in the number of individuals served by several Specialized Care Services’ businesses.

Service Revenues

Service revenues during the three and nine months ended September 30, 2005 of $942 million and $2.8 billion, respectively, increased $100 million, or 12%, and $320 million, or 13%, over the comparable 2004 periods. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during the nine months ended September 30, 2005 over the comparable 2004 period, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 20% due primarily to new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004.

Investment and Other Income

Investment and other income during the three and nine months ended September 30, 2005 totaled $135 million and $378 million, respectively, representing increases of $38 million and $100 million over the comparable 2004 periods. Interest income for the three and nine months ended September 30, 2005 increased by $34 million and $102 million, respectively, over the comparable 2004 periods principally due to the impact of increased levels of cash and fixed-income investments from the acquisitions of Oxford and MAMSI and higher yields on fixed-income investments. Net capital gains on sales of investments for the three and nine months ended September 30, 2005 were $4 million and $13 million, respectively, compared with zero and $15 million for the comparable prior year periods.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio for the three and nine months ended September 30, 2005 of 79.4% and 79.9% decreased from 80.5% and 80.8% in the comparable 2004 periods. Excluding the AARP business1, the medical care ratio for the three and nine months ended September 30, 2005 of 78.3% and 78.7%, decreased from 79.3% and 79.5% in the comparable 2004 periods. These medical care ratio decreases resulted primarily from changes in product, business and customer mix and an increase in favorable medical cost development related to prior periods.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, are identified in the current period and are included in total medical costs reported for the current period. Medical costs for the third quarter of 2005 include approximately $60 million of favorable medical cost development related to prior fiscal years and $70 million of favorable medical cost development related to the first and second quarters of 2005. Medical costs for the third quarter of 2004 include approximately $50 million of favorable medical cost development related to prior fiscal years, and $50 million of favorable medical cost development related to the first and second quarters of 2004. Medical costs for the nine months ended September 30, 2005 and 2004 include approximately $370 million and $200 million, respectively, of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004.

On an absolute dollar basis, medical costs for the three and nine months ended September 30, 2005 increased $958 million, or 13%, and $4.7 billion, or 24%, respectively, over the comparable 2004 periods. Excluding the impact of acquisitions, medical costs increased by approximately 9% for both the three and nine months ended September 30, 2005. This increase was primarily driven by a 7% to 8% increase in medical cost trend due to both inflation and a slight increase in health care consumption as well as organic growth.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and nine months ended September 30, 2005 of 14.9% and 14.8%, respectively, decreased from 15.1% and 15.5% in the comparable 2004 periods. These decreases were primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. Operating costs as a percentage of premium

1Management believes disclosure of the medical care ratio excluding the AARP business is meaningful since underwriting gains or losses related to the AARP business accrue to the overall benefit of the AARP policyholders through a rate stabilization fund (RSF). Although the company is at risk for underwriting losses to the extent cumulative net losses exceed the balance in the RSF, we have not been required to fund any underwriting deficits to date, and management believes the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract during the foreseeable future.

revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the three and nine months ended September 30, 2005 increased $202 million, or 14%, and $791 million, or 19%, respectively, over the comparable 2004 periods. Excluding the impact of acquisitions, operating costs increased by approximately 10% for the nine months ended September 30, 2005 over the comparable 2004 period. These increases were driven by an 8% increase in total individuals served by Health Care Services and Uniprise during the nine months ended September 30, 2005 over the comparable 2004 period, excluding the impact of acquisitions, growth in Specialized Care Services and Ingenix, and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2005 of $116 million and $333 million, respectively, increased from $99 million and $268 million in the comparable 2004 periods. The increases were primarily related to intangible assets acquired in business acquisitions since the beginning of 2004 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2004.

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2005 was 36.0% and 35.7% compared to 34.0% and 34.6% in the comparable 2004 periods. The increase was mainly driven by changes in business and income mix between states with differing income tax rates, as well as favorable settlements of prior year tax returns during 2004. Excluding these settlements, the effective tax rate would have been approximately 35.0% for both the three and nine months ended September 30, 2004.

Business Segments

The following summarizes the operating results of our business segments for the three and nine months ended September 30 (in millions):

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Health Care Services	$9,954	$8,712	14%	$29,394	$23,350	26%
Uniprise	969	842	15%	2,872	2,520	14%
Specialized Care Services	728	580	26%	2,053	1,707	20%
Ingenix	205	170	21%	546	456	20%
Eliminations	(534)	(445)	n/a	(1,545)	(1,326)	n/a

Consolidated Revenues	$11,322	$9,859	15%	$33,320	$26,707	25%

Earnings from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Health Care Services	$976	$763	28%	$2,830	$1,976	43%
Uniprise	205	171	20%	592	508	17%
Specialized Care Services	148	124	19%	420	356	18%
Ingenix	49	34	44%	102	73	40%

Consolidated Earnings from Operations	$1,378	$1,092	26%	$3,944	$2,913	35%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and nine months ended September 30, 2005 of nearly $10.0 billion and $29.4 billion, respectively, representing increases of $1.2 billion, or 14%, and $6.0 billion, or 26%, over the comparable 2004 periods. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately 10% and 11%, respectively, for the three and nine month periods ended September 30, 2005.

The increase in revenues primarily resulted from an increase in UnitedHealthcare premium revenues for the three and nine months ended September 30, 2005 of $793 million and $4.4 billion, respectively, due mainly to the premium revenues from businesses acquired since the beginning of 2004. Excluding the impact of acquisitions, UnitedHealthcare premium revenues increased by approximately 8% and 9%, respectively, for the three and nine months ended September 30, 2005 driven by average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products and a slight increase in the number of individuals served by UnitedHealthcare’s commercial risk-based products. The remaining increase in Health Care Services revenues is largely attributable to growth in the number of individuals served by Ovations’ Medicare supplement products provided to AARP members and by its Medicare Advantage products and a slight growth in the average number of individuals served by AmeriChoice’s Medicaid programs during the period, as well as rate increases on all of these products.

For the three and nine months ended September 30, 2005, Health Care Services earnings from operations of $976 million and $2.8 billion, respectively, increased $213 million, or 28%, and $854 million, or 43%, over the comparable 2004 periods. These increases primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, growth in the number of individuals served by UnitedHealthcare’s commercial risk-based and fee-based products, and the acquisitions of Oxford and MAMSI during 2004. UnitedHealthcare’s commercial medical care ratio improved to 78.0% in the third quarter of 2005 from 78.6% in the comparable 2004 period. The decrease is mainly due to changes in product, business and customer mix. Health Care Services’ operating margin for the three and nine months ended September 30, 2005 improved to 9.8% and 9.6% from 8.8% and 8.5%, respectively, in the comparable 2004 periods. This was driven mainly by the improved commercial medical care ratio and changes in business and customer mix.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of September 30 (in thousands) 1:

	2005	2004
Commercial
Risk-based	7,805	7,635
Fee-based	3,615	3,200

Total Commercial	11,420	10,835
Medicare Advantage	375	315
Medicaid	1,230	1,240

Total Health Care Services	13,025	12,390

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of September 30, 2005 increased by approximately 585,000, or 5%, over the third quarter of 2004. This included an increase of 415,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products. In addition, the number of individuals served with commercial risk-based products increased by 170,000 due to the addition of 130,000 individuals served by Neighborhood Health Partnership, acquired in September 2005, as well as new customer relationships.

The number of individuals served by Ovations’ Medicare Advantage products increased by 60,000, or 19%, from the third quarter of 2004 due to new customer relationships since the third quarter of 2004. AmeriChoice’s Medicaid enrollment decreased by 10,000 from September 30, 2004 due primarily to the withdrawal of participation in the Illinois market during the third quarter of 2005 partially offset by new customer relationships since September 30, 2004.

Uniprise

Uniprise revenues for the three and nine months ended September 30, 2005 of $969 million, and $2.9 billion, respectively, increased by $127 million, or 15%, and $352 million, or 14%, over the comparable 2004 periods. These increases were driven primarily by growth of 7% in the number of individuals served by Uniprise during the nine months ended September 30, 2005 over the comparable 2004 period, excluding the impact of the acquisition of Definity Health Corporation (Definity) in December 2004, and annual service fee rate increases for self-insured customers. Uniprise served 10.5 million individuals as of September 30, 2005 and 9.6 million individuals as of September 30, 2004.

Uniprise earnings from operations for the three and nine months ended September 30, 2005 of $205 million and $592 million, respectively, increased $34 million, or 20%, and $84 million, or 17%, over the comparable 2004 periods. Operating margin for the three and nine months ended September 30, 2005 improved to 21.2% and 20.6%, from 20.3% and 20.2%, respectively, in the comparable 2004 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

For the three and nine months ended September 30, 2005, Specialized Care Services revenues of $728 million and $2.1 billion, respectively, increased by $148 million, or 26%, and $346 million, or 20%, over the comparable

2004 periods. These increases were principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations for the three and nine months ended September 30, 2005 of $148 million and $420 million, respectively, increased $24 million, or 19%, and $64 million, or 18%, over the comparable 2004 periods. Specialized Care Services’ operating margin for the three and nine months ended September 30, 2005 of 20.3% and 20.5% decreased from 21.4% and 20.9%, respectively, in the comparable prior year periods due to a business mix shift toward higher revenue, lower margin products, largely offset by continued gains in quality initiatives and operating cost efficiencies.

Ingenix

For the three and nine months ended September 30, 2005, Ingenix revenues of $205 million and $546 million, respectively, increased by $35 million, or 21%, and $90 million, or 20%, over the comparable 2004 periods. These increases were due primarily to new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004. Earnings from operations for the three and nine months ended September 30, 2005 were $49 million and $102 million, respectively, increasing by 44% and 40% over the comparable 2004 periods. The operating margin for the three and nine months ended September 30, 2005 improved to 23.9% and 18.7%, from 20.0% and 16.0%, respectively, in the comparable 2004 periods. These increases were driven primarily by new business growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at September 30, 2005

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our board of directors’ approved investment policy, regulatory requirements, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

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

Cash and Investments

Cash flows from operating activities were $3.7 billion in the nine months ended September 30, 2005, representing an increase over the comparable 2004 period of $809 million, or 28%. This increase in operating cash flows resulted primarily from an increase of $682 million in net income excluding depreciation, amortization and other noncash items. Additionally, operating cash flows increased by $127 million due to cash generated by working capital changes.

We maintained a strong financial condition and liquidity position, with cash and investments of $13.7 billion at September 30, 2005. Total cash and investments increased by $1.5 billion since December 31, 2004, primarily due to strong operating cash flows and to a lesser extent increased debt levels, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures. Additionally, we have begun to accumulate funds that will be used to retire PacifiCare debt of approximately $900 million at closing of the acquisition.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2005, approximately $470 million of our $13.7 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of September 30, 2005 and December 31, 2004, we had commercial paper and debt outstanding of approximately $4.5 billion and $4.0 billion, respectively. Our debt-to-total-capital ratio was 28.5% and 27.3% as of September 30, 2005 and December 31, 2004, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). Under the terms of the purchase agreement, we paid approximately $180 million in cash in exchange for all of the outstanding equity of NHP. We issued commercial paper to finance the NHP purchase price.

On July 6, 2005, the Company entered into a definitive agreement to acquire PacifiCare. Under the terms of the agreement, PacifiCare shareholders will receive 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they own. Total estimated consideration for the transaction of approximately $8.2 billion, to be issued upon closing, is comprised of approximately 106 million shares of UnitedHealth Group common stock (valued at approximately $5.6 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of approximately $450 million to be issued in exchange for

PacifiCare’s outstanding vested common stock options. Under the purchase method of accounting, the total purchase price will be allocated to the net tangible and intangible assets of PacifiCare based on their estimated fair values at the closing of the transaction. Completion of the merger is subject to receipt of regulatory approvals, approval by PacifiCare shareholders and other customary conditions. We expect this transaction will close in the fourth quarter of 2005 or the first quarter of 2006.

On December 10, 2004, our Uniprise business segment acquired Definity. Under the terms of the purchase agreement, we paid $305 million in cash in exchange for all of the outstanding stock of Definity. We used available cash and commercial paper to finance the Definity purchase price.

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

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, capital expenditures, working capital and share repurchases.

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

We entered into interest rate swap agreements to convert our interest exposure on a majority of our borrowings from a fixed to a variable rate. Our interest rate swap agreements have aggregate notional amounts of $3.4 billion. At September 30, 2005, the rate used to accrue interest expense on these agreements ranged from 4.1% to 4.6%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations.

We have a $1.0 billion five-year revolving credit facility supporting our commercial paper program that expires in June 2009. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. We intend to issue commercial paper to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt at closing of the acquisition, and to refinance maturing UnitedHealth Group debt and for other general corporate purposes. As of September 30, 2005, we had no amounts outstanding under either of these credit facilities. We had commercial paper outstanding of $231 million at September 30, 2005 and $273 million at December 31, 2004. As of September 30, 2005, our outstanding commercial paper had interest rates ranging from 3.8% to 3.9%.

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

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A2” by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-1” by Moody’s. During the first quarter of 2005, our senior debt rating was upgraded from “A3” to “A2” and our commercial paper rating was upgraded from “P-2” to “P-1” by Moody’s. Consistent with our intention of maintaining our senior debt ratings in the “A” range, we currently intend to maintain our debt-to-total-capital ratio at approximately 30% or less. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2005, we repurchased 49 million shares at an average price of approximately $47 per share and an aggregate cost of approximately $2.3 billion. As of September 30, 2005, we had board of directors’ authorization to purchase up to an additional 60 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In March 2005, we filed a $3.0 billion S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) which was declared effective by the Securities and Exchange Commission in April 2005. This shelf registration statement replaced our $2.0 billion shelf registration statement filed in the first quarter of 2004 which has been fully utilized. In August 2005, we filed an S-3 shelf registration statement to increase our capacity to $4.0 billion, which was declared effective in October 2005. We have not yet issued any securities under our new shelf registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 72.8 million shares issued in connection with the February 2004 acquisition of MAMSI and for the 104.4 million shares issued in connection with the July 2004 acquisition of Oxford described previously. We also filed a separate S-4 registration statement for the 106 million shares to be issued in connection with the acquisition of PacifiCare described above. The PacifiCare S-4 was declared effective by the Securities and Exchange Commission in October 2005.

Contractual Obligations, Off-Balance Sheet Arrangements and Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2004 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at September 30, 2005” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.8 billion annually.

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

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, care provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care provider and type of service, the typical claim submission lag for medical care services provided can range from two to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to 12 months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

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

	Net Favorable Development	Net Impact on Medical Costs(a)		Medical Costs			Earnings from Operations
				As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2001	$30	$(40)		$17,644	$17,604		$1,566	$1,606
2002	$70	$(80)		$18,192	$18,112		$2,186	$2,266
2003	$150	$(60)		$20,714	$20,654		$2,935	$2,995
2004	$210	$(160	)(c)	$27,000	$26,840	(c)	$4,101	$4,261	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the nine months ended September 30, 2005, the company recorded net favorable development of $370 million pertaining to 2004. The amount of prior period development in 2005 pertaining to 2004 may change if our December 31, 2004 medical costs payable estimate continues to develop in 2005.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of September 30, 2005, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of September 30, 2005; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our September 30, 2005 estimates of medical costs payable and actual costs payable, excluding the AARP business, third quarter 2005 earnings from operations would increase or decrease by approximately $49 million and diluted net earnings per common share would increase or decrease by approximately $0.02 per share.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2005, there were no significant concentrations of credit risk.

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

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this quarterly report. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expectations expressed in our prior communications.

Risks Associated with UnitedHealth Group’s Business

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

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of September 30, 2005, our portion of AARP’s insurance program represented approximately $4.8 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the favorable and unfavorable effects of changes in Medicare remain uncertain.

The Medicare changes being implemented as a result of the Medicare Modernization Act of 2003 (MMA) are complex and wide-ranging. There are numerous changes that will influence our business, most notably new business opportunities created by Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. In January 2005, the Centers for Medicare and Medicaid Services (CMS) released detailed regulations on major aspects of the legislation, however, some implementation details related to the implementation of the new product offerings, including coordination of benefit requirements for the Part D prescription drug benefit, have not been fully articulated by CMS, thus creating challenges for planning and implementation. Additionally, the new business opportunities and the increased funding provided in the legislation has resulted in an increased number of competitors in the senior health services market.

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

We typically have and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

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

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design, management and offerings of our services. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against us and virtually all major entities in the health benefits business. The suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Racketeer Influenced Corrupt Organization Act (“RICO”). In March 2000, the American Medical Association filed a lawsuit against us in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. Although the expenses which we have incurred to date in defending the 1999 class action lawsuits and the American Medical Association lawsuit have not been material to our business, we will continue to incur expenses in the defense of these lawsuits and other matters, even if they are without merit.

The Company is largely self-insured with regard to litigation risks, however, we maintain excess liability insurance with outside insurance carriers to minimize risks associated with catastrophic claims. Although we believe that we are adequately insured for claims in excess of our self-insurance, certain types of damages, such as punitive damages, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, it is possible that the level of actual losses may exceed the liabilities recorded.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $10.9 billion as of September 30, 2005, representing approximately 37% of our total assets. If we make additional acquisitions, such as our pending acquisition of PacifiCare, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

We must comply with emerging restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates who obtain access to sensitive patient information when providing services to us.

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, which is referred to as HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

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

UnitedHealth Group and PacifiCare must obtain specified approvals and consents in a timely manner from federal and state agencies prior to the completion of the merger. UnitedHealth Group, or the applicable subsidiary of PacifiCare, as the case may be, has filed acquisition of control and other transaction-related filings for approval with California’s Department of Managed Health Care and the Insurance Departments of the states of Arizona, California, Colorado, Indiana, Nevada, Oklahoma, Oregon, Texas, Washington, and Wisconsin. Approvals have been obtained in the states of Nevada and Indiana. If such approvals are not obtained in all other states, neither UnitedHealth Group nor PacifiCare will be obligated to complete the merger. If the parties do not receive these approvals on terms that satisfy the merger agreement, then UnitedHealth Group will not be obligated to complete the merger. The governmental agencies from which the parties seek approvals have broad discretion in administering relevant laws and regulations. As a condition to approval of the merger, agencies may impose conditions, restrictions, qualifications, requirements or limitations that could negatively affect the way the combined company conducts business or impair the benefits UnitedHealth Group anticipates the merger will create. UnitedHealth Group is not obligated to complete the merger if a governmental agency or agencies impose a condition, restriction, qualification, requirement or limitation when it grants the specified approvals and consents which (if implemented) would constitute, or would be reasonably likely to constitute, individually or in the aggregate, a Negative Regulatory Action, as such term is defined in the merger agreement. Any such conditions, restrictions, qualifications, requirements or limitations imposed by one or more agencies could adversely affect UnitedHealth Group’s ability to integrate the business of PacifiCare or reduce the anticipated benefits of the merger. The merger also is subject to the requirements of the HSR Act, which prevents certain acquisitions from being completed until required information and materials are furnished to the Antitrust Division of the Department of Justice and the U.S. Federal Trade Commission and certain waiting periods are terminated or expire.

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

Approximately $13.5 billion of our cash equivalents and investments at September 30, 2005 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at September 30, 2005, the fair value of our fixed-income investments would decrease or increase by approximately $375 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $3.4 billion of our commercial paper and debt had variable rates of interest and $1.1 billion had fixed rates as of September 30, 2005. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At September 30, 2005, we had $230 million of equity investments, primarily held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2005

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

In Re: Managed Care Litigation: MDL No. 1334.    Beginning in 1999, a series of class action lawsuits were filed against us and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against UnitedHealthcare have been compelled to arbitration. A trial date has been set for April 2006. The trial court has ordered that the trial be bifurcated into separate liability and damage proceedings. In August 2005, the capitation related claims were subsequently dismissed from litigation.

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

Item 2. Issuer	Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Third Quarter 2005

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the plans or programs
July 31, 2005	2,876,500	$52.07	2,876,500	60,895,100
August 31, 2005	575,000	$51.64	575,000	60,320,100
September 30, 2005	525,000	$53.98	525,000	59,795,100

TOTAL	3,976,500	$52.26	3,976,500

(1)	On November 4, 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The Company announced this program on November 6, 1997, and announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003 and November 4, 2004. On November 4, 2004, the Board renewed the share repurchase program and authorized the Company to repurchase up to 130 million shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the three months ended September 30, 2005, the Company did not repurchase any shares other than through this publicly announced program. On May 3, 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005, for shareholders of record on May 20, 2005. All share and per share amounts have been restated to reflect the stock split.

Item 6.     Exhibits

(a)	The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 15	— Letter Re Unaudited Interim Financial Information

Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY	President and Chief Operating Officer	Dated: November 4, 2005
Stephen J. Hemsley

/S/ PATRICK J. ERLANDSON	Chief Financial Officer and Chief Accounting Officer	Dated: November 4, 2005
Patrick J. Erlandson

EXHIBITS

Exhibit Number	Description

Exhibit 15	— Letter Re Unaudited Interim Financial Information

Exhibit 31	— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002