Form 10-K
period 2005-12-31
UNITEDHEALTH GROUP INC
filed 2006-02-24
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $65,178,318,867 (based on the last reported sale price of $52.14 per share on June 30, 2005, on the New York Stock Exchange).*

As of February 15, 2006, there were 1,356,292,073 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

UnitedHealth Group is a diversified health and well-being company, serving approximately 65 million Americans. We are focused on improving the American health care system and how it works for multiple, distinct constituencies. We provide individuals with access to quality, cost-effective health care services and resources through more than 500,000 physicians and other care providers and 4,600 hospitals across the United States. During 2005, we managed approximately $68 billion in aggregate annual health care spending on behalf of the constituents and consumers we served. Our primary focus is on improving health care systems by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions. Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable.

Our revenues are derived from premium revenues on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and, investment and other income. We conduct our business primarily through operating divisions in the following business segments:

•	Uniprise;

•	Health Care Services, which includes our UnitedHealthcare, Ovations and AmeriChoice businesses;

•	Specialized Care Services; and

•	Ingenix.

For a discussion of our financial results by segment see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 20, 2005 we acquired PacifiCare Health Systems, Inc. PacifiCare offers managed care and other health insurance products to employer groups, individuals and Medicare beneficiaries, with approximately 3.1 million health plan members, including 2.4 million commercial members and 750,000 senior members, and approximately 12 million specialty plan members nationwide. PacifiCare’s commercial and senior plans are primarily offered in the Western United States and are designed to deliver quality health care and customer service cost effectively. PacifiCare operates one of the largest Medicare Advantage programs in the United States as measured by membership under its Secure Horizons brand. PacifiCare’s specialty plan operations include behavioral health, dental, vision and complete pharmacy benefit management (PBM) services, through its subsidiary Prescription Solutions.

UnitedHealth Group Incorporated is a Minnesota corporation incorporated in January 1977. The terms “we,” “our” or the “company” refer to UnitedHealth Group Incorporated and our subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300. You can access our Web site at www.unitedhealthgroup.com to learn more about our company. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with amendments to those reports. You can also download from our Web site our Articles of Incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the Securities and Exchange Commission (SEC). We will also provide a copy of any of our corporate governance policies published on our Web site free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

Our transfer agent, Wells Fargo, can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, email stocktransfer@wellsfargo.com, or telephone (800) 468-9716 or (651) 450-4064.

DESCRIPTION OF BUSINESS SEGMENTS

UNIPRISE

Uniprise delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations through three related business units: Uniprise Strategic Solutions (USS), Definity Health and Exante Financial Services (Exante). Each business unit works with other UnitedHealth Group businesses to deliver a complementary and integrated array of services. USS delivers strategic health and well-being solutions to large national employers. Definity Health provides consumer-driven health plans and services to employers and their employees. As of December 31, 2005, USS and Definity Health served approximately 10.5 million individuals. Exante delivers health-care-focused financial services for consumers, employers and providers. Most Uniprise products and services are delivered through its affiliates. Uniprise provides administrative and customer care services for certain other businesses of UnitedHealth Group. Uniprise also offers transactional processing services to various intermediaries and health care entities.

Uniprise specializes in large-volume transaction management, large-scale benefit design and innovative technology solutions that simplify complex administrative processes and promote improved health outcomes. Uniprise processes approximately 240 million medical benefit claims each year and responds to approximately 50 million service calls annually. Uniprise provides comprehensive operational services for independent health plans and third-party administrators, as well as the majority of the commercial health plan consumers served by UnitedHealthcare. Uniprise maintains Internet-based administrative and financial applications for physician inquiries and transactions, customer-specific data analysis for employers, and consumer access to personal health care information and services.

USS

USS provides comprehensive and customized administrative, benefits and service solutions for large employers and other organizations with more than 5,000 employees in multiple locations. USS customers generally retain the risk of financing the medical benefits of their employees and their dependents and USS provides coordination and facilitation of medical services; transaction processing; consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals for a fixed service fee per individual served. As of December 31, 2005, USS served approximately 380 employers, including approximately 160 of the Fortune 500 companies.

Definity Health

Definity Health provides innovative consumer health care solutions that enable consumers to take ownership and control of their health care benefits. Definity Health’s products include high-deductible consumer-driven benefit plans coupled with health reimbursement accounts (HRAs) or health savings accounts (HSAs), and discount cards for services generally not covered by high-deductible health plans. Definity Health is a national leader in consumer-driven health benefit programs. As of December 31, 2005, Definity Health provided health benefits to 83 employers, including 23 of the Fortune 500, under self-funded benefit plan arrangements.

Exante

Exante Financial Services provides health-based financial services for consumers, employers and providers. These financial services are delivered through Exante Bank, a Utah-chartered industrial bank. These financial services include HSAs that consumers can access using a debit card. Exante’s health benefit card programs include electronic systems for verification of benefit coverage and eligibility and administration of Flexible Spending Accounts (FSAs) and HRAs. Exante also provides extensive electronic payment and statement services for health care providers and payers.

HEALTH CARE SERVICES

Our Health Care Services segment consists of our UnitedHealthcare, Ovations and AmeriChoice businesses.

UnitedHealthcare

UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for small and mid-sized employers, and individuals nationwide. UnitedHealthcare provides health care services on behalf of more than 14 million Americans as of December 31, 2005. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and their dependents, while UnitedHealthcare provides coordination and facilitation of medical services, customer and care provider services and access to a contracted network of physicians, hospitals and other health care professionals. Small employer groups are more likely to purchase risk-based products because they are generally unable or unwilling to bear a greater potential liability for health care expenditures.

UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations, depending upon a variety of factors, including state regulations. UnitedHealthcare’s product strategy centers on several fundamentals: consumer choice, broad access to health professionals, actionable information, better outcomes, quality service and greater affordability. Integrated wellness programs and services help individuals make informed decisions, maintain a healthy lifestyle and optimize health outcomes by coordinating access to care services and providing personalized, targeted education and information services.

UnitedHealthcare arranges for discounted access to care through more than 500,000 physicians and other care providers, and 4,600 hospitals across the United States. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A broad range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•	Affordability through a broad product line from basic benefit plans to full benefit plans, all of which offer access to our broad-based proprietary network with economic benefits reflective of the aggregate purchasing capacity of tens of millions of people;

•	Access to broad and diverse numbers of physicians and other care providers;

•	Innovative clinical outreach programs—built around an extensive longitudinal clinical data set and the principles of evidence-based medicine—that promote care quality and patient safety and provide incentives for physicians who demonstrate consistency of clinical care against best practice standards;

•	Access to quality and cost information for physicians and hospitals in a variety of specialties through the UnitedHealth Premium program;

•	Care facilitation services that use proprietary predictive technology to identify individuals with significant gaps in care and unmet needs or risk for potential health problems and then facilitate timely and appropriate interventions;

•	Unique disease and condition management programs to help individuals address significant, complex disease states;

•	Convenient self-service for customer transactions, pharmacy services and health information; and

•	Clinical information that physicians can use to better serve their patients as well as improve their practices.

UnitedHealthcare’s regional and national access to broad, affordable and quality networks of care has advanced significantly in the past 24 months with acquisitions and/or expansions enhancing services throughout the United States, including California, Oregon, Washington, Oklahoma, Texas, Arizona, Colorado, Nevada, Indiana, Florida, Connecticut, Delaware, Maryland, New Jersey, New York, Pennsylvania and Wisconsin. UnitedHealthcare has also organized health care alliances with select regional not-for-profit health plans to facilitate greater customer access and affordability.

We believe that UnitedHealthcare’s innovation distinguishes its product offerings from the competition. Its consumer-oriented health benefits and services value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education, admission counseling before hospital stays, care advocacy to help avoid delays in patients’ stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. UnitedHealthcare offers comprehensive and integrated pharmaceutical management services that achieve lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer the best value and outcomes, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare’s distribution system consists primarily of insurance producers in the small employer group market and producers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare’s direct distribution operations are relatively limited and apply only in the Maryland, Washington, D.C. and Virginia markets, as well as to portions of the large employer commercial market (which is generally self-funded) and to cross-selling of specialty products to existing customers. UnitedHealthcare’s external distribution network includes national benefits consultants and local insurance producers.

Ovations

Ovations provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventative and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. Ovations is one of few enterprises fully dedicated to this market segment, providing products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and the Northern Mariana Islands through affiliates. Ovations’ wide array of products and services includes Medicare Supplement and Medicare Advantage health benefit coverage, and stand-alone prescription drug coverage and prescription drug discount cards, as well as disease management and chronic care programs.

Ovations has extensive capabilities and experience with distribution, including direct marketing to consumers on behalf of its key clients—AARP, state and U.S. government agencies and employer groups. Ovations also has distinct marketing, pricing, underwriting and clinical program management, and marketing capabilities dedicated to senior and geriatric risk-based health products and services.

Medicare Reform Legislation

The Medicare Modernization Act represents a significant change to the Medicare program. The Centers for Medicare & Medicaid Services (CMS) is overseeing a multiyear implementation of these changes, including the recent introduction of a prescription drug benefit (Part D) and a greater diversity in Medicare’s product offerings. We believe that these changes create and expand opportunities for well-organized and focused companies to better serve older Americans. We believe that Ovations is well-positioned to respond to these opportunities.

In November 2005, Ovations began enrollment into its Medicare Part D program, in preparation for offering prescription drug coverage to Medicare beneficiaries nationwide. Ovations provides the only Medicare prescription drug coverage plan branded by AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over. Ovations is also offering Part D drug coverage through its Medicare Advantage program and Special Needs Plans.

Ovations participates nationally in the Medicare program across the broad spectrum of Medicare products—offering Medigap products that supplement traditional fee-for-service coverage, more traditional health plan-type programs under Medicare Advantage, prescription drug coverage and discount card offerings, and special offerings for chronically ill and Medicare and Medicaid dual-eligible beneficiaries. Ovations will continue to explore new market opportunities in a disciplined manner.

Ovations Insurance Solutions

Ovations offers a range of health insurance products and services to AARP members, and has expanded the scope of services and programs offered over the past several years. Ovations operates the nation’s largest Medicare Supplement business, providing Medicare supplement and hospital indemnity insurance from its insurance company affiliates to approximately 3.8 million AARP members. Additional Ovations’ services include an expanded AARP Nurse Healthline service, which provides 24-hour access to health information from nurses for certain lines of business. Ovations also developed a lower cost Medicare Supplement offering that provides consumers with a hospital network and 24-hour access to health care information. Ovations also offers an AARP-branded health insurance program focused on persons between 50 and 64 years of age.

Ovations Pharmacy Solutions

Ovations Pharmacy Solutions addresses one of the most significant cost problems facing older Americans—prescription drug costs. With approximately 1.9 million users on December 31, 2005, Ovations’ discount card and pharmacy services programs provide access to discounted retail and mail order pharmacy services, and a complimentary health and well-being catalog offering. Ovations also offers three different Medicare-endorsed discount drug cards under the Medicare Modernization Act. These cards offer cost savings for retail and mail order prescription drugs. The Medicare endorsed card programs end on May 15, 2006.

In November 2005, Ovations began enrollment into its Medicare Part D program. As of December 31, 2005, including PacifiCare, Ovations had enrolled 3.9 million members in the Part D program, including 2.8 million in the stand-alone prescription drug plans and 1.1 million in Medicare Advantage plans incorporating Part D coverage.

Prescription Solutions®

Prescription Solutions, a subsidiary of PacifiCare, offers integrated PBM services (including mail order pharmacy services) to approximately 6.0 million people, including approximately 800,000 seniors, as of December 31, 2005. Prescription Solutions offers a broad range of innovative programs, products and services designed to enhance clinical outcomes with appropriate financial results for employers and members. The fulfillment capabilities of Prescription Solutions are an important strategic component in serving PacifiCare’s legacy commercial and senior business, as well as PacifiCare’s Part D enrollees.

Ovations Secure Horizons

The Ovations Secure Horizons division provides health care coverage for the seniors market primarily through the Medicare Advantage program administered by CMS. Ovations offers Medicare Advantage HMO, PPO, Special Needs Plans and Private-Fee-for-Service plans. Under the Medicare Advantage programs, Ovations provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which members reside. Products are offered under the Secure Horizons and UnitedHealthcare Medicare Complete brand names. In 2005, Ovations Secure Horizons expanded its program to 16 new regional markets and offered Medicare Advantage in 35 markets nationwide. In addition, Ovations Secure Horizons offers Private-Fee-for-Service plans in 24 states. As of December 31, 2005, Ovations had more than 1.1 million enrolled individuals in its Medicare Advantage products. Beginning January 1, 2006, Secure Horizons will offer a regional PPO in 3 markets.

Evercare

Through its Evercare division, Ovations is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, disabled and chronically ill individuals. Evercare serves approximately 80,000 people across the nation in long-term care settings including nursing homes, community-based settings and private homes, as well as through hospice and palliative care. Evercare offers services through innovative care management and clinical programs. In 2005, Evercare expanded its programs and now offers services in 23 states.

Evercare offers a variety of federally sponsored products that provide enhanced medical coverage to frail, elderly and chronically ill populations in both nursing homes and community settings. These services are provided primarily through nurse practitioners, nurses and care managers. Evercare also offers a Medicaid long-term health care product for elderly, physically disabled and other vulnerable individuals in five states. Evercare Connections is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables Evercare geriatric care teams to capture and track patient data and clinical encounters in nursing home, hospital and home care settings. Evercare has begun extending its complex care management services to end-of-life situations and now offers community-based hospice programs in four states.

AmeriChoice

AmeriChoice provides network-based health and well-being services to beneficiaries of state Medicaid, Children’s Health Insurance Programs (CHIP), and other government-sponsored health care programs through its affiliates. AmeriChoice provides health insurance coverage to eligible Medicaid beneficiaries in exchange for a fixed monthly premium per member from the applicable state. AmeriChoice provides services to nearly 1.3 million individuals in 13 states across the country. The individuals AmeriChoice serves generally live in areas that are medically underserved and where a consistent relationship with the medical community or a care provider is less likely. The population served by AmeriChoice also tends to face significant social and economic challenges. AmeriChoice offers government agencies a broad menu of separate management services—including clinical care, consulting and management, pharmacy benefit services and administrative and technology services—to help them effectively administer their distinct health care delivery systems for individuals in these programs.

AmeriChoice’s approach is grounded in its belief that health care cannot be provided effectively without consideration of all of the factors—social, economic and environmental, as well as physical—that affect a person’s life. AmeriChoice coordinates resources among family members, physicians, other health care providers and government and community-based agencies and organizations to provide continuous and effective care. For members, this means that the AmeriChoice Personal Care Model offers them a holistic approach to health care, emphasizing practical programs to improve their living circumstances as well as quality medical care and treatment in accessible, culturally sensitive, community-oriented settings. AmeriChoice’s disease management and outreach programs focus on high-prevalence and debilitating illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, cancer and high-risk pregnancy. Several of these programs have been developed by AmeriChoice with the help of leading researchers and clinicians at academic medical centers and medical schools.

For physicians, the AmeriChoice Personal Care Model means assistance with coordination of their patients’ care. AmeriChoice utilizes sophisticated technology to monitor preventive care interventions and evidence-based treatment protocols to support care management. AmeriChoice uses state-of-the-art telemedicine tools that enable nurses and physicians to monitor vital signs, check medication use, assess patient status and facilitate overall care. AmeriChoice utilizes advanced and unique pharmacy services—including benefit design, generic drug incentive programs, drug utilization review and preferred drug list development—to help optimize the use of pharmaceuticals and concurrently contain pharmacy expenditures to levels appropriate to the specific clinical situations. For state customers, the AmeriChoice Personal Care Model means increased access to care and improved quality, in a measurable system that reduces their administrative burden and lowers their costs.

AmeriChoice considers a variety of factors in determining in which state programs to participate, including the state’s experience and consistency of support for its Medicaid program in terms of service innovation and funding, the population base in the state, the willingness of the physician/provider community to participate with the AmeriChoice Personal Care Model, and the presence of community-based organizations that can partner with AmeriChoice to meet the needs of its members. Using these criteria, AmeriChoice entered one new market in 2005, signed an agreement to enter another new market in 2006, and is examining several others. Conversely, during the past three years, AmeriChoice has exited several markets because of reimbursement issues or lack of consistent direction and support from the sponsoring states.

SPECIALIZED CARE SERVICES

The Specialized Care Services (SCS) companies offer a comprehensive platform of specialty health and wellness and ancillary benefits, services and resources to specific customer markets nationwide. These products and services include employee benefit offerings, provider networks and related resources focusing on behavioral health and substance abuse, dental, vision, disease management, complex and chronic illness and care facilitation. The SCS companies also offer solutions in the areas of complementary and alternative care, employee assistance, short-term and long term disability, life insurance, work/life balance and health-related information. These services are designed to simplify the consumer health care experience and facilitate efficient health care delivery.

Specialized Care Services’ products are marketed under several different brands to employers, government programs, health insurers and other intermediaries, and individual consumers, and through affiliates such as Ovations, UnitedHealthcare, AmeriChoice and Uniprise. SCS also distributes products on a private-label basis, allowing unaffiliated health plans, insurance companies, third-party administrators and similar institutions to deliver products and services to their customers under their brands. Specialized Care Services offers its products both on an administrative fee basis, where it manages and administers benefit claims for self-insured customers in exchange for a fixed service fee per individual served, and a risk-based basis, where Specialized Care Services assumes responsibility for health care and income replacement costs in exchange for a fixed monthly premium per individual served. Specialized Care Services’ simple, modular service designs can be easily integrated to meet varying health plan, employer and consumer needs at a wide range of price points. Approximately 55% of consumers served by Specialized Care Services receive their major medical health benefits from a source other than a UnitedHealth Group affiliate.

The SCS companies are divided into three operating groups: Specialized Health Solutions; Dental and Vision; and Group Insurance Services.

Specialized Health Solutions

The Specialized Health Solutions operating group provides services and products for benefits commonly found in comprehensive medical benefit plans, as well as a continuum of individualized specialty health and wellness solutions from health information to case and disease management for complex, chronic and rare medical conditions.

United Behavioral Health (UBH) and its subsidiaries provide behavioral health care, substance abuse programs and psychiatric disability benefit management services. UBH’s customers buy its care management services and access its large national network of 77,000 clinicians and counselors. UBH serves 29 million individuals.

LifeEra offers employee assistance, work life and other products to assist individuals in managing personal issues while seeking to increase employee productivity. LifeEra serves nearly 16 million consumers through programs developed in consultation with employers, government agencies and other affinity plans.

ACN Group (ACN) and its affiliates provide benefit administration, and clinical and network management for chiropractic, physical therapy, occupational therapy and other complementary and alternative care services. ACN’s national networks of contracted health professionals serves more than 22 million consumers.

Through Optum, Specialized Care Services delivers personalized care and condition management, health assessments, longitudinal care management, disease management, and health information assistance, support and related services including wellness services. Utilizing evidence-based medicine, technology and specially trained nurses, Optum facilitates effective and efficient health care delivery by helping its 28 million consumers address daily living concerns, make informed health care decisions, and become more effective health care purchasers.

United Resource Networks (URN) provides support services and access to “Centers of Excellence” networks for individuals in need of organ transplantation and those diagnosed with complex cancer, congenital heart disease, kidney disease, infertility and neonatal care issues. URN provides these services to approximately 48 million individuals through more than 3,000 payers. United Resource Networks negotiates competitive rates with medical centers that have been designated as “Centers of Excellence” based on satisfaction of clinical standards, including patient volumes and outcomes, medical team credentials and experience, and support services.

Dental and Vision

Spectera and its affiliates administer vision benefits for 11 million people enrolled in employer-sponsored benefit plans. Spectera works to build productive relationships with vision care professionals, retailers, employer groups and benefit consultants. Spectera’s national network includes approximately 31,000 vision professionals.

UnitedHealth Dental (UHD) and its affiliates provide dental benefit management and related services to 6 million individuals through a network of approximately 90,000 dentists. UHD’s products are distributed to commercial and government markets, both directly and through unaffiliated insurers and its UnitedHealth Group affiliates.

Group Insurance Services

Group Insurance Services distributes life, critical illness, and short-term and long-term disability insurance, along with cost management products and services for health plans and employers through its affiliates. Unimerica Workplace Benefits provides integrated short-term disability, critical illness and group life insurance products to employers’ benefit programs. National Benefit Resources (NBR) distributes and administers medical stop-loss insurance covering self-funded employer benefit plans. Through a network of third-party administrators, brokers and consultants, NBR markets stop-loss insurance throughout the United States. NBR also distributes products and services on behalf of its SCS affiliates, URN and Optum.

INGENIX

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a nationwide and international basis. Ingenix’s customers include more than 3,000 hospitals, 250,000 physicians, 2,000 payers and intermediaries, more than 150 Fortune 500 companies, and more than 180 pharmaceutical and biotechnology companies, as well as other UnitedHealth Group businesses. Ingenix is engaged in the simplification of health care administration by providing products and services that help customers accurately and efficiently document, code and bill for reimbursement for the delivery of care services. Ingenix is a leader in contract research services, medical education services, publications, and pharmacoeconomics, outcomes, safety and epidemiology research through its i3 businesses.

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

Ingenix provides other services on an outsourced basis, such as physician credentialing, provider directories, HEDIS reporting, and fraud and abuse detection and prevention services. Ingenix also offers consulting services, including actuarial and financial advisory work through its Reden & Anders division, as well as product development, provider contracting and medical policy management. Ingenix publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

Pharmaceutical Services

Ingenix’s i3 division helps to coordinate and manage clinical trials for pharmaceutical products in development for pharmaceutical, biotechnology and medical device manufacturers. Ingenix’s focus is to help pharmaceutical and biotechnology customers effectively and efficiently get drug and medical device data to appropriate regulatory bodies and to improve health outcomes through integrated information, analysis and technology. Ingenix capabilities and efforts focus on the entire range of product assessment, through commercialization of life-cycle management services—pipeline assessment, market access and product positioning, clinical trials, economic, epidemiology, safety and outcomes research, and medical education. Ingenix services include global contract research services, protocol development, investigator identification and training, regulatory assistance, project management, data management, biostatistical analysis, quality assurance, medical writing and staffing resource services. Ingenix’s pharmaceutical contract research operations are in 45 countries and are therapeutically focused on oncology, the central nervous system, and respiratory and infectious diseases. Ingenix uses comprehensive, science-based evaluation and analysis and benchmarking services to support pharmaceutical, biotechnology and medical device development. Ingenix has developed an advanced drug registry tool, i3 Aperio, that utilizes Ingenix’s proprietary research database to assist pharmaceutical manufacturers and regulatory agencies in detecting potential safety issues from newly marketed drugs earlier than other available surveillance methods. Ingenix also helps educate providers about pharmaceutical products through medical symposia, product communications and scientific publications.

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

Federal Regulation

Our Health Care Services segment, which includes UnitedHealthcare, Ovations and AmeriChoice, is subject to federal regulation. Ovations’ Medicare business is regulated by CMS. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care being given to Medicare beneficiaries. Our Health Care Services segment also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance. In addition, because a portion of Ingenix’s business includes clinical research, it is subject to regulation by the Food and Drug Administration. We believe we are in compliance in all material respects with the applicable laws and regulations.

State Regulation

All of the states in which our subsidiaries offer insurance and health maintenance organization products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. Health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain inter-company transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. In addition, some of our business and related activities may be subject to preferred provider organization (PPO), managed care organization (MCO) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, but may contain network, contracting, product and rate, financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, fraud prevention, protection of consumer health information and covered benefits and services. We believe we are in compliance in all material respects with the applicable laws and regulations.

As typically occurs in connection with a transaction of this size, in connection with the PacifiCare transaction, certain of our subsidiaries entered into various commitments with state regulatory departments, principally in California. We believe that none of these commitments will materially affect our operations.

HIPAA

The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations promulgated pursuant to HIPAA include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. We believe that we are in compliance in all material respects with these regulations. New standards for national provider and employer identifiers are currently being implemented by regulators. We have been and intend to remain in compliance in all material respects with these regulations. Additionally, different approaches to HIPAA’s provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

ERISA

The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United States Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. We believe that we are in compliance in all material respects with applicable ERISA regulations.

Audits and Investigations

We typically have and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We do not believe the results of any of the current investigations, audits or reviews, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

International Regulation

Some of our business units have limited international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws. We believe we are in compliance in all material respects with applicable laws.

COMPETITION

As a diversified health and well-being services company we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third-party administrators and business services outsourcing companies, health care providers that have formed networks to directly contract with employers, specialty benefit providers, government entities, and various health information and consulting companies. For our Uniprise and Health Care Services businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix business segments also compete with a number of other businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation.

EMPLOYEES

As of December 31, 2005, we employed approximately 55,000 individuals. We believe our employee relations are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	First Elected as Executive Officer
William W. McGuire, M.D.	57	Chairman of the Board and Chief Executive Officer	1988
Stephen J. Hemsley	53	President, Chief Operating Officer and Director	1997
Patrick J. Erlandson	46	Chief Financial Officer	2001
David J. Lubben	54	General Counsel and Secretary	1996
Richard H. Anderson	50	Executive Vice President, UnitedHealth Group and Chief Executive Officer, Ingenix	2005
Tracy L. Bahl	43	Chief Executive Officer, Uniprise	2004
William A. Munsell	54	Chief Executive Officer, Specialized Care Services	2004
Lois E. Quam	44	Chief Executive Officer, Ovations	1998
Robert J. Sheehy	48	Chief Executive Officer, UnitedHealthcare	2001
David S. Wichmann	43	President and Chief Operating Officer, UnitedHealthcare, and Senior Vice President, UnitedHealth Group	2004

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

Mr. Erlandson joined UnitedHealth Group in 1997 as Vice President of Process, Planning and Information Channels. He became Controller and Chief Accounting Officer in September 1998 and was named Chief Financial Officer in January 2001.

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

ITEM 1A.	RISK FACTORS

See Item 7—“Cautionary Statements,” which is incorporated by reference herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2005, we leased approximately 10.1 million aggregate square feet of space and owned approximately 1.9 million aggregate square feet of space in the United States and Europe. Our leases expire at various dates through May 31, 2025. Our various segments use this space exclusively for their respective business purposes and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

See Item 7—“Legal Matters” and Item 8—Note 12 “Commitments and Contingencies”— “Government Regulation,” which are incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the New York Stock Exchange under the symbol UNH. On February 15, 2006, there were 14,741 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

	High	Low
2006
First quarter (through 2/15/06)	$62.93	$56.00

2005
First quarter	$48.33	$42.63
Second quarter	$53.64	$44.30
Third quarter	$56.66	$47.75
Fourth quarter	$64.61	$53.84

2004
First quarter	$32.25	$27.73
Second quarter	$34.25	$29.31
Third quarter	$37.38	$29.67
Fourth quarter	$44.38	$32.31

Dividend Policy

Our Board of Directors established our dividend policy in August 1990. Pursuant to our dividend policy, the Board reviews our financial statements following the end of each fiscal year and decides whether to declare a dividend on the outstanding shares of common stock. Shareholders of record on April 1, 2005 received an annual dividend for 2005 of $0.015 per share and shareholders of record on April 1, 2004 received an annual dividend for 2004 of $0.008 per share. On January 31, 2006, the Board approved an annual dividend of $0.03 per share, which will be paid on April 17, 2006 to shareholders of record on April 3, 2006.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Fourth Quarter 2005

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the plans or programs
October 31, 2005	250,000	$56.50	250,000	59,545,100
November 30, 2005	200,000	$60.40	200,000	59,345,100
December 31, 2005	3,800,000	$63.31	3,800,000	55,545,100

TOTAL	4,250,000	$62.77	4,250,000

(1)	In November 1997, the company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The company announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003, and November 4, 2004. On November 4, 2004, the Board renewed the share repurchase program and authorized the company to repurchase up to 65 million shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the year ended December 31, 2005, the company did not repurchase any shares other than through this publicly announced program.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

	For the Year Ended December 31,
(in millions, except per share data)	2005[1]	2004[1]	2003	2002	2001
Consolidated Operating Results

Revenues	$45,365	$37,218	$28,823	$25,020	$23,454
Earnings From Operations	$5,373	$4,101	$2,935	$2,186	$1,566
Net Earnings	$3,300	$2,587	$1,825	$1,352	$913
Return on Shareholders’ Equity	27.2%	31.4%	39.0%	33.0%	24.5%

Basic Net Earnings per Common Share[2]	$2.61	$2.07	$1.55	$1.12	$0.73
Diluted Net Earnings per Common Share[2]	$2.48	$1.97	$1.48	$1.06	$0.70

Common Stock Dividends per Share[2]	$0.015	$0.015	$0.008	$0.008	$0.008

Consolidated Cash Flows From (Used For)
Operating Activities	$4,326	$4,135	$3,003	$2,423	$1,844
Investing Activities	$(3,489)	$(1,644)	$(745)	$(1,391)	$(1,138)
Financing Activities	$593	$(762)	$(1,126)	$(1,442)	$(585)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$14,982	$12,253	$9,477	$6,329	$5,698
Total Assets	$41,374	$27,879	$17,634	$14,164	$12,486
Debt	$7,111	$4,023	$1,979	$1,761	$1,584
Shareholders’ Equity	$17,733	$10,717	$5,128	$4,428	$3,891
Debt-to-Total-Capital Ratio	28.6%	27.3%	27.8%	28.5%	28.9%

Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

[1]	UnitedHealth Group acquired PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and Mid Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2005 and 2004 financial information to prior fiscal years. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition dates. See Note 3 to the consolidated financial statements for a detailed discussion of these acquisitions.

[2]	In May 2005, our board of directors declared a two-for-one stock split. All share and per share amounts have been restated to reflect the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UnitedHealth Group is a diversified health and well-being company, serving approximately 65 million Americans. Our focus is on improving the American health care system by simplifying the administrative components of health care delivery; promoting evidence-based medicine as the standard for care; and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and informatics; and health care resource organization and care facilitation to make health care work better. We provide individuals with access to quality, cost-effective health care services and resources. We promote the delivery of care, consistent with the best available evidence for effective health care. We provide employers and consumers with superb value, service, and support, and we deliver value to our shareholders by executing a business strategy founded upon a commitment to balanced growth, profitability and capital discipline.

2005 Financial Performance Highlights

UnitedHealth Group had a very strong year in 2005. The company achieved diversified growth across its business segments and generated net earnings of $3.3 billion, representing an increase of 28% over 2004. Other financial performance highlights include:

•	Diluted net earnings per common share of $2.48, an increase of 26% over 2004.

•	Revenues of $45.4 billion, a 22% increase over 2004. Excluding the impact of acquisitions, revenues increased 11% over 2004.

•	Earnings from operations of $5.4 billion, up 31% over 2004.

•	Operating margin of 11.8%, up from 11.0% in 2004.

UnitedHealth Group acquired PacifiCare Health Plans, Inc. (PacifiCare) in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and Mid Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition dates.

2005 Results Compared to 2004 Results

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; and investment and other income.

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

Consolidated revenues in 2005 increased by $8.1 billion, or 22%, to $45.4 billion. Excluding the impact of businesses acquired since the beginning of 2004, consolidated revenues increased by approximately 11% in 2005 primarily as a result of rate increases on premium-based and fee-based services and growth in individuals served across business segments. Following is a discussion of 2005 consolidated revenue trends for each of our three revenue components.

Premium Revenues Consolidated premium revenues totaled $41.1 billion in 2005, an increase of $7.6 billion, or 23%, over 2004. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 11% over 2004. This increase was primarily driven by premium rate increases and a modest increase in the number of individuals served by our risk-based products.

UnitedHealthcare premium revenues increased by $5.1 billion, or 24%, over 2004. Excluding premium revenues from businesses acquired since the beginning of 2004, UnitedHealthcare premium revenues increased by approximately 9% over 2004. This increase was primarily due to average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products. In addition, Ovations premium revenues increased by $1.8 billion, or 24%, over 2004. Excluding the impact of acquisitions, Ovations premium revenues increased by approximately 20% over 2004, driven primarily by an increase in the number of individuals served by Medicare Advantage products and by Medicare supplement products provided to AARP members, as well as rate increases on these products. Premium revenues from AmeriChoice’s Medicaid programs increased by approximately $270 million, or 9%, over 2004 driven primarily by premium rate increases. The remaining premium revenue increase is due mainly to strong growth in the number of individuals served by several Specialized Care Services businesses under premium-based arrangements.

Service Revenues Service revenues in 2005 totaled $3.8 billion, an increase of $473 million, or 14%, over 2004. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during 2005, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased by more than 20% due to growth in the health information and clinical research businesses as well as businesses acquired since the beginning of 2004.

Investment and Other Income Investment and other income totaled $499 million, representing an increase of $111 million over 2004. Interest income increased by $126 million in 2005, principally due to the impact of increased levels of cash and fixed-income investments during the year due to the acquisitions of Oxford and MAMSI as well as higher yields on fixed-income investments. Net capital gains on sales of investments were $4 million in 2005, a decrease of $15 million from 2004.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio decreased from 80.6% in 2004 to 79.7% in 2005. Excluding the AARP business1,

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

the medical care ratio decreased from 79.5% in 2004 to 78.6% in 2005. These medical care ratio decreases resulted primarily from changes in product, business and customer mix and an increase in favorable medical cost development related to prior periods.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years, resulting from more complete claim information, identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2005 include approximately $400 million of favorable medical cost development related to prior fiscal years. Medical costs for 2004 include approximately $210 million of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004.

On an absolute dollar basis, 2005 medical costs increased $5.7 billion, or 21%, over 2004. Excluding the impact of acquisitions, medical costs increased by approximately 9% driven primarily by a 7% to 8% increase in medical cost trend due to both inflation and a slight increase in health care consumption as well as organic growth.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for 2005 was 15.0%, down from 15.4% in 2004. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for 2005 increased $1.1 billion, or 19%, over 2004. Excluding the impact of acquisitions, operating costs increased by approximately 11%. This increase was driven by an 8% increase in total individuals served by Health Care Services and Uniprise during 2005, excluding the impact of acquisitions, growth in Specialized Care Services and Ingenix and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization in 2005 was $453 million, an increase of $79 million, or 21%, over 2004. Approximately $32 million of this increase was related to intangible assets acquired in business acquisitions since the beginning of 2004. The remaining increase is primarily due to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2004.

Income Taxes

Our effective income tax rate was 35.7% in 2005, compared to 34.9% in 2004. The increase was mainly driven by favorable settlements of prior year tax returns during 2004. Excluding these settlements, the 2004 effective tax rate would have been approximately the same as the 2005 effective tax rate.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2005	2004	Percent Change
Health Care Services	$40,019	$32,673	22%
Uniprise	3,850	3,365	14%
Specialized Care Services	2,806	2,295	22%
Ingenix	794	670	19%
Intersegment Eliminations	(2,104)	(1,785)	nm

Consolidated Revenues	$45,365	$37,218	22%

Earnings From Operations	2005	2004	Percent Change
Health Care Services	$3,815	$2,810	36%
Uniprise	799	677	18%
Specialized Care Services	582	485	20%
Ingenix	177	129	37%

Consolidated Earnings From Operations	$5,373	$4,101	31%

nm - not meaningful

Health Care Services

The Health Care Services segment is composed of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice provides network-based health and well-being services to state Medicaid, Children’s Health Insurance Program and other government-sponsored health care programs and the beneficiaries of those programs.

Health Care Services had revenues of $40.0 billion in 2005, representing an increase of $7.3 billion, or 22%, over 2004. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately $3.0 billion, or 11%, over 2004. UnitedHealthcare accounted for approximately $1.6 billion of this increase, driven by average premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products. Ovations contributed approximately $1.2 billion to the revenue advance over 2004 largely attributable to growth in the number of individuals served by Ovations’ Medicare supplement products provided to AARP members and by its Medicare Advantage products as well as rate increases on these products. The remaining increase in Health Care Services revenues is attributable to an 8% increase in AmeriChoice’s revenues, excluding the impact of acquisitions, driven primarily by premium revenue rate increases on Medicaid products.

Health Care Services earnings from operations in 2005 were $3.8 billion, representing an increase of $1.0 billion, or 36%, over 2004. This increase primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, increases in the number of individuals served by UnitedHealthcare’s commercial fee-based products, and the acquisitions of Oxford and MAMSI during 2004. UnitedHealthcare’s commercial medical care ratio decreased to 78.2% in 2005 from 79.0% in 2004 mainly due to changes in product, business and customer mix. Health Care Services’ 2005 operating margin was 9.5%, an increase from 8.6% in 2004. This increase was driven mainly by the lower commercial medical care ratio as well as changes in business and customer mix.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 311:

(in thousands)	2005[2]	2004
Commercial
Risk-based	7,765	7,655
Fee-based	3,895	3,305

Total Commercial	11,660	10,960
Medicare	395	330
Medicaid	1,250	1,260

Total Health Care Services	13,305	12,550

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.
[2]	Excludes commercial risk-based membership of approximately 2.3 million, commercial fee-based membership of approximately 100,000 and Medicare membership of approximately 750,000 related to the December 2005 acquisition of PacifiCare. These amounts have been excluded since the impact of PacifiCare on our 2005 consolidated financial results is not significant.

The number of individuals served by UnitedHealthcare’s commercial business as of December 31, 2005, excluding the PacifiCare acquisition, increased by approximately 700,000 over the prior year. This included an increase of 590,000 in the number of individuals served with fee-based products driven by the addition of approximately 335,000 individuals served resulting from new customer relationships and customers converting from risk-based products to fee-based products as well as approximately 255,000 individuals served by a benefits administrative services company acquired in December 2005. In addition, the number of individuals served with commercial risk-based products increased by 110,000 driven primarily by the addition of approximately 130,000 individuals served by Neighborhood Health Partnership, acquired in September 2005, and a slight increase in net new customer relationships offset by customers converting from risk-based products to fee-based products.

Excluding the PacifiCare acquisition, the number of individuals served by Ovations’ Medicare Advantage products increased by 65,000, or 20%, over 2004 due primarily to new customer relationships. AmeriChoice’s Medicaid enrollment decreased by 10,000 from 2004 due primarily to the withdrawal of participation in one market during the third quarter of 2005 partially offset by new customer relationships since 2004.

Uniprise

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services. Uniprise revenues in 2005 were $3.9 billion, representing an increase of $485 million, or 14%, over 2004. Excluding the impact of acquisitions, Uniprise revenues increased approximately 12% over 2004. This increase was driven primarily by growth of 7% in the number of individuals served by Uniprise, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 10.5 million individuals and 9.9 million individuals as of December 31, 2005 and 2004, respectively.

Uniprise earnings from operations in 2005 were $799 million, representing an increase of $122 million, or 18%, over 2004. Operating margin for 2005 improved to 20.8% from 20.1% in 2004. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services offers a comprehensive platform of specialty health, wellness and ancillary benefits, networks, services and resources to specific customer markets nationwide. Specialized Care Services revenues of $2.8 billion increased by $511 million, or 22%, over 2004. This increase was principally driven by an 11% increase in the number of individuals served by its specialty benefit businesses, excluding the impact of acquisitions, and rate increases related to these businesses as well as businesses acquired since the beginning of 2004.

Earnings from operations in 2005 of $582 million increased $97 million, or 20%, over 2004. Specialized Care Services’ operating margin was 20.7% in 2005, down from 21.1% in 2004. This decrease was due to a business mix shift toward higher revenue, lower margin products, partially offset by continued gains in quality initiatives and operating cost efficiencies.

Ingenix

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a national and international basis. Ingenix 2005 revenues of $794 million increased by $124 million, or 19%, over 2004. This was driven primarily by growth in the health information and contract research businesses as well as businesses acquired since the beginning of 2004.

Earnings from operations in 2005 were $177 million, up $48 million, or 37%, from 2004. Operating margin was 22.3% in 2005, up from 19.3% in 2004. The increase in earnings from operations and operating margin was primarily due to growth in the health information and contract research businesses, improving gross margins due to effective cost management and businesses acquired since the beginning of 2004.

2004 Results Compared to 2003 Results

Consolidated Financial Results

Revenues

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

Medical Costs

The consolidated medical care ratio decreased from 81.4% in 2003 to 80.6% in 2004. Excluding the AARP business, the medical care ratio decreased from 80.0% in 2003 to 79.5% in 2004. The medical care ratio decrease resulted primarily from net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in product, business and customer mix.

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

Operating Costs

The operating cost ratio for 2004 was 15.4%, down from 16.9% in 2003. This decrease was driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. The existence of premium revenues within our risk-based products cause them to have lower operating cost ratios than fee-based products, which have no premium revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

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

Depreciation and Amortization

Depreciation and amortization in 2004 was $374 million, an increase of $75 million, or 25%, over 2003. Approximately $42 million of this increase is related to intangible assets acquired in business acquisitions in 2004. The remaining increase is due primarily to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2003.

Income Taxes

Our effective income tax rate was 34.9% in 2004, compared to 35.7% in 2003. The decrease was driven mainly by favorable settlements of prior year income tax returns during 2004.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2004	2003	Percent Change
Health Care Services	$32,673	$24,807	32%
Uniprise	3,365	3,107	8%
Specialized Care Services	2,295	1,878	22%
Ingenix	670	574	17%
Intersegment Eliminations	(1,785)	(1,543)	nm

Consolidated Revenues	$37,218	$28,823	29%

Earnings From Operations	2004	2003	Percent Change
Health Care Services	$2,810	$1,865	51%
Uniprise	677	610	11%
Specialized Care Services	485	385	26%
Ingenix	129	75	72%

Consolidated Earnings From Operations	$4,101	$2,935	40%

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

Health Care Services earnings from operations in 2004 were $2.8 billion, representing an increase of $945 million, or 51%, over 2003. This increase primarily resulted from Ovations’ and UnitedHealthcare’s revenue growth, improved gross margins on UnitedHealthcare’s commercial risk-based products and the impact of the acquisitions of Oxford, MAMSI and Golden Rule. UnitedHealthcare’s commercial medical care ratio decreased to 79.0% in 2004 from 80.0% in 2003. The decrease in the commercial medical care ratio was primarily driven by net premium rate increases that slightly exceeded overall medical benefit cost increases and changes in business and customer mix. Health Care Services’ 2004 operating margin was 8.6%, an increase of 110 basis points over 2003. This increase was principally driven by a combination of the improved commercial medical care ratio and changes in business and customer mix.

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

Uniprise

Uniprise revenues in 2004 were $3.4 billion, representing an increase of 8% over 2003. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 9.9 million individuals and 9.1 million individuals as of December 31, 2004 and 2003, respectively.

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

Specialized Care Services

Specialized Care Services revenues during 2004 of $2.3 billion increased by $417 million, or 22%, over 2003. This increase was principally driven by an increase in the number of individuals served by its behavioral health benefits business, its dental services business and its vision care benefits business; rate increases related to these businesses; and incremental revenues related to businesses acquired since the beginning of 2003 of approximately $100 million.

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

Ingenix

Ingenix revenues in 2004 of $670 million increased by $96 million, or 17%, over 2003. This was driven primarily by new business growth in the health information and contract research businesses. Earnings from operations in 2004 were $129 million, up $54 million, or 72%, from 2003. Operating margin was 19.3% in 2004, up from 13.1% in 2003. The increase in earnings from operations and operating margin was primarily due to growth and improving gross margins in the health information and clinical research businesses.

Financial Condition, Liquidity and Capital Resources at December 31, 2005

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

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based insured business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future health care costs. In 2005, a hypothetical unexpected 1% increase in commercial insured medical costs would have reduced net earnings by approximately $130 million.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk.

Cash and Investments

Cash flows from operating activities were $4.3 billion in 2005, an increase over $4.1 billion in 2004. The increase in operating cash flows resulted primarily from an increase of $834 million in net income prior to depreciation, amortization and other noncash items partially offset by a decrease of $643 million in cash flows generated from working capital changes. We generated operating cash flows from working capital changes of $406 million in 2005 and $1,049 million in 2004. The year-over-year decrease primarily resulted from the Company receiving only eleven monthly Medicare premium payments during 2005 from the Centers for Medicare and Medicaid Services (CMS) rather than the twelve monthly payments received in 2004, negatively impacting the change in reported operating cash flows by $375 million. Additionally, there was reduced growth in medical payables during 2005 compared to 2004 due in part to an increase in electronic claim submissions and other disbursement process efficiencies.

We maintained a strong financial condition and liquidity position, with cash and investments of $15.0 billion at December 31, 2005. Total cash and investments increased by $2.7 billion since December 31, 2004, primarily due to cash and investments acquired through businesses acquired since the beginning of 2005, strong operating cash flows and cash received from debt issuances, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At December 31, 2005, approximately $270 million of our $15.0 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of December 31, 2005 and 2004, we had commercial paper and debt outstanding of approximately $7.1 billion and $4.0 billion, respectively. Our debt-to-total-capital ratio was 28.6% and 27.3% as of December 31, 2005 and December 31, 2004, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On December 20, 2005, the company acquired PacifiCare. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options.

On February 24, 2006, our Health Care Services business segment acquired John Deere Health Care, Inc. (John Deere Health). Under the terms of the purchase agreement, we paid approximately $500 million in cash in exchange for all of the outstanding equity of John Deere Health. We issued commercial paper to finance the John Deere Health purchase price.

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). Under the terms of the purchase agreement, we paid approximately $185 million in cash in exchange for all of the outstanding equity of NHP. We issued commercial paper to finance the NHP purchase price.

On December 10, 2004, our Uniprise business segment acquired Definity Health Corporation (Definity). Under the terms of the purchase agreement, we paid $305 million in cash in exchange for all of the outstanding stock of Definity. We used available cash and issued commercial paper to finance the Definity purchase price.

On July 29, 2004, our Health Care Services business segment acquired Oxford. Under the terms of the purchase agreement, Oxford shareholders received 1.2714 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, composed of approximately 104.4 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options.

On February 10, 2004, our Health Care Services business segment acquired MAMSI. Under the terms of the purchase agreement, MAMSI shareholders received 1.64 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, composed of 72.8 million shares of UnitedHealth Group common stock (valued at $1.9 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt at the closing of the acquisition, as well as to refinance current maturities of long-term debt. As of December 31, 2005, our outstanding commercial paper had interest rates ranging from 4.2% to 4.4%.

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

To more closely align interest costs with the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $3.4 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At December 31, 2005, the rate used to accrue interest expense on these agreements ranged from 4.3% to 5.0%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the capacity to $1.3 billion and extended the maturity date to December 2010. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. As of December 31, 2005, we had no amounts outstanding under either of these credit facilities.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately 91% of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock and cash of $99 million.

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

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the year ended December 31, 2005, we repurchased 53.6 million shares at an average price of approximately $48 per share and an aggregate cost of approximately $2.6 billion. As of December 31, 2005, we had board of directors’ authorization to purchase up to an additional 55.5 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

We currently have a $4.0 billion universal S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities) which has been declared effective by the SEC. In addition, we are considered a “well known seasoned issuer” under the Securities Offering Reform Act that became effective in December 2005. We have not yet issued any securities under this shelf registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. We intend to issue debt securities during the first quarter of 2006 to refinance some or all of the commercial paper currently outstanding. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed separate S-4 registration statements for the 72.8 million shares issued in connection with the February 2004 acquisition of MAMSI, the 104.4 million shares issued in connection with the July 2004 acquisition of Oxford and the 99.2 million shares issued in connection with the December 2005 acquisition of PacifiCare described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

The following table summarizes future obligations due by period as of December 31, 2005, under our various contractual obligations, off-balance sheet arrangements and commitments (in millions):

	2006	2007 to 2008	2009 to 2010	Thereafter	Total
Debt and Commercial Paper[1]	$3,261	$1,450	$700	$1,700	$7,111
Interest on Debt and Commercial Paper[2]	194	299	191	302	986
Operating Leases	167	287	183	172	809
Purchase Obligations[3]	151	45	6	—	202
Future Policy Benefits[4]	120	305	280	1,176	1,881
Other Long-Term Obligations[5]	—	56	—	302	358

Total Contractual Obligations	$3,893	$2,442	$1,360	$3,652	$11,347

[1]	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of a debt covenant violation is remote.

[2]	Calculated using stated rates from the debt agreements and related interest rate swap agreements and assuming amounts are outstanding through their contractual term. For variable-rate obligations, we used the rates in place as of December 31, 2005 to estimate all remaining contractual payments.

[3]	Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements which are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and also excludes liabilities to the extent recorded on the Consolidated Balance Sheet at December 31, 2005.

[4]	Estimated payments required under life and annuity contracts. Under our reinsurance arrangement with OneAmerica Financial Partners, Inc. (OneAmerica) these amounts are payable by OneAmerica but we remain primarily liable to the policyholders if they are unable to pay (see Note 3 of the consolidated financial statements).

[5]	Includes obligations associated with certain employee benefit programs and minority interest purchase commitments.

Currently, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $4.9 billion in 2005, $4.5 billion in 2004 and $4.1 billion in 2003.

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

Medicare Part D Pharmacy Benefits Contract

The Company has contracted with the Centers for Medicare & Medicaid Services to serve as a Prescription Drug Plan sponsor offering Medicare Part D prescription drug insurance coverage to eligible Medicare beneficiaries, beginning January 1, 2006. This product is either offered as a stand-alone product or as an element of the Medicare Advantage products.

As a result of this contract and the December 2005 acquisition of PacifiCare, premium revenues from Medicare-related programs, which have historically been approximately 10% of total premium revenues, are expected to increase to approximately 25% in 2006.

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through companies that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intent to maintain our senior debt ratings in the “A” range, we maintain an aggregate statutory capital level for our regulated subsidiaries that is significantly higher than the minimum level regulators require. As of December 31, 2005, our regulated subsidiaries had aggregate statutory capital of approximately $6.4 billion, which is significantly more than the aggregate minimum regulatory requirements.

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

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Historically, the net impact of estimate developments has represented less than 1% of annual medical costs, less than 5% of annual earnings from operations and less than 4% of medical costs payable.

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

	Favorable Development	Net Impact on Medical Costs(a)	Medical Costs			Earnings from Operations
			As Reported	As Adjusted(b)		As Reported	As Adjusted(b)
2002	$70	($80)	$18,192	$18,112		$2,186	$2,266
2003	$150	($60)	$20,714	$20,654		$2,935	$2,995
2004	$210	($190)	$27,000	$26,810		$4,101	$4,291
2005	$400	(c )	$32,725	(c	)	$5,373	(c	)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	Not yet determinable as the amount of prior period development recorded in 2006 will change as our December 31, 2005 medical costs payable estimate develops throughout 2006.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of December 31, 2005, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of December 31, 2005; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. Assuming a hypothetical 1% difference between our December 31, 2005 estimates of medical costs payable and actual costs payable, excluding the AARP business, 2005 earnings from operations would increase or decrease by $63 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

As of December 31, 2005, we had long-lived assets, including goodwill, other intangible assets, property, equipment and capitalized software, of $19.9 billion. We review our goodwill for impairment annually at the reporting unit level, and we review our remaining long-lived assets for impairment when events and changes in circumstances indicate we might not recover their carrying value. To determine the fair value of our long-lived assets and assess their recoverability, we must make assumptions about a wide variety of internal and external factors including estimated future utility and estimated future cash flows, which in turn are based on estimates of future revenues, expenses and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

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

Investments

As of December 31, 2005, we had approximately $9.6 billion of investments, primarily held in marketable debt securities. Our investments are principally classified as available for sale and are recorded at fair value. We exclude unrealized gains and losses on investments available for sale from earnings and report them together, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2005, our investments had gross unrealized gains of $105 million and gross unrealized losses of $53 million. If any of our investments experience a decline in fair value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other than temporary. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known and record any resulting impairment charges at that time. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

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

Legal Matters

Because of the nature of our businesses, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. We record liabilities for our estimates of probable costs resulting from these matters. These matters include, but are not limited to, claims relating to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices.

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates, including PacifiCare, in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against us have been compelled to arbitration. A trial date has been set for September 2006. The trial court has ordered that the trial be split into separate liability and damage proceedings. In August 2005, the capitation-related claims were dismissed from litigation. On January 31, 2006, the trial court dismissed all remaining claims against PacifiCare. A March 14, 2006 hearing date has been scheduled for our summary judgment motion.

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

Approximately $14.7 billion of our cash equivalents and investments at December 31, 2005 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at December 31, 2005, the fair value of our fixed-income investments would decrease or increase by approximately $345 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.2 billion of our commercial paper and debt had variable rates of interest and approximately $0.9 billion had fixed rates as of December 31, 2005. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At December 31, 2005, we had $261 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As discussed more fully in Note 3 to the consolidated financial statements, we have a $1.8 billion reinsurance receivable resulting from the sale of our life and annuity business. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of December 31, 2005, there were no other significant concentrations of credit risk.

Cautionary Statements

The statements contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in our prior communications.

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 75% to 80% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before the contract commences. We base the premiums we charge on our estimate of future health care costs over the fixed premium period; however, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2005 would have been reduced by approximately $130 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

We face competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and enterprises that serve more limited geographic areas. Our Specialized Care Services and Ingenix segments also compete with a number of businesses. The addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities or resources that give them a competitive advantage. Greater market share, established reputation, superior supplier or provider arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

Our relationship with AARP is important.

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of December 31, 2005, our portion of AARP’s insurance program represented approximately $4.9 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the favorable and unfavorable effects of changes in Medicare remain uncertain.

The changes in Medicare as a result of the Medicare Modernization Act of 2003 (MMA) are complex and wide-ranging and continue to affect our businesses. We have taken advantage of new opportunities to partner with the federal government created by the MMA, including Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. In particular, the Part D program presents challenges because of the size and scope of the new program. Our ability to successfully participate in the Part D program depends in part on coordination of information and information systems between us, CMS and state governments. We have been working with CMS to correct systems issues that they have experienced with respect to certain low income people eligible to participate in Part D. The inability to receive correct information due to systems issues by the federal government, the applicable state government or us could adversely affect our business. Additionally, our participation in the Part D program is based upon certain assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Part D program or otherwise, our results could be materially affected. Any positive or negative results of the Part D program are likely to have a significant impact on us as a result of the size of our enrollment in our Part D program.

We are subject to funding risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate as a payer in Medicare Advantage, Part D, and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Revenues for these programs are dependent upon annual funding from the federal government or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions at the federal or applicable state level and general political issues and priorities. An unexpected reduction in government funding for these programs may adversely affect our revenues and financial results.

Our business is subject to routine government scrutiny, and we must respond quickly and appropriately to frequent changes in government regulations.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

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

We typically are involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

Relationships with physicians, hospitals and other health care providers are important to our business.

We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for competitive prices. Our results of operations and prospects are substantially dependent on our continued ability to maintain these competitive prices. A number of organizations are advocating for legislation that would exempt certain of these physicians and health care professionals from federal and state antitrust laws. In any particular market, these physicians and health care professionals could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multispecialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part.

In addition, we have capitation arrangements with some physicians, hospitals and other health care providers. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the capitated member. Under some capitated arrangements, the provider may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the provider. To the extent that a capitated provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that are the responsibility of the capitated provider and for which we have already paid the provider under the capitation arrangement.

The nature of our business exposes us to litigation risks.

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against UnitedHealthcare and PacifiCare and virtually all major entities in the health benefits business, although all claims against PacifiCare have been dismissed. The suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including ERISA and RICO . In March 2000, the American Medical Association filed a lawsuit against us in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. Although the expenses we have incurred to date in defending the 1999 class action lawsuits and the American Medical Association lawsuit have not been material to our business, we will continue to incur expenses in the defense of these lawsuits and other matters, even if they are without merit.

The Company is largely self-insured with regard to litigation risks; however, we maintain excess liability insurance with outside insurance carriers to minimize risks associated with catastrophic claims. Although we believe that we are adequately insured for claims in excess of our self-insurance, certain types of damages, such as punitive damages, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, it is possible that the level of actual losses may exceed the liabilities recorded.

Our businesses providing pharmacy benefit management (PBM) services face regulatory and other risks associated with the pharmacy benefits management industry that may differ from the risks of providing managed care and health insurance products.

In connection with the PacifiCare merger, we acquired a pharmacy benefits management business, Prescription Solutions. We also provide pharmacy benefits management services through UnitedHealth Pharmaceutical Solutions. Prescription Solutions and UnitedHealth Pharmaceutical Solutions are subject to federal and state anti-remuneration and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. Federal and state legislatures are considering new regulations for the industry that could adversely affect current industry practices, including the receipt of rebates from pharmaceutical companies. In addition, if a court were to determine that our PBM business acts as a fiduciary under the Employee Retirement Income Security Act, or ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and therapeutic intervention programs, contracting network practices, speciality drug distribution and other transactions. Our PBM also conducts business as a mail order pharmacy, which subjects it to extensive federal, state and local laws and regulations, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. The failure to adhere to these laws and regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with purported errors by our mail order pharmacy.

Our businesses depend on effective information systems and the integrity of the data in our information systems.

Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of our acquisition activities, we have acquired additional systems. We have been taking steps to reduce the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care providers have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

The value of our intangible assets may become impaired.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.2 billion as of December 31, 2005, representing approximately 44% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

We must comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality.

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, (HIPAA). HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

The anticipated benefits of acquiring PacifiCare may not be realized.

We acquired PacifiCare with the expectation that the merger will result in various benefits including, among others, benefits relating to a stronger and more diverse network of doctors and other health care providers, expanded and enhanced affordable health care services, enhanced revenues, a strengthened market position for UnitedHealth Group in the Western United States, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether UnitedHealth Group integrates PacifiCare in an efficient and effective manner and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Item 7 of this report under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UnitedHealth Group

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2005	2004	2003
Revenues
Premiums	$41,058	$33,495	$25,448
Services	3,808	3,335	3,118
Investment and Other Income	499	388	257

Total Revenues	45,365	37,218	28,823

Medical and Operating Costs
Medical Costs	32,725	27,000	20,714
Operating Costs	6,814	5,743	4,875
Depreciation and Amortization	453	374	299

Total Medical and Operating Costs	39,992	33,117	25,888

Earnings From Operations	5,373	4,101	2,935
Interest Expense	(241)	(128)	(95)

Earnings Before Income Taxes	5,132	3,973	2,840
Provision for Income Taxes	(1,832)	(1,386)	(1,015)

Net Earnings	$3,300	$2,587	$1,825

Basic Net Earnings per Common Share	$2.61	$2.07	$1.55

Diluted Net Earnings per Common Share	$2.48	$1.97	$1.48

Basic Weighted-Average Number of Common Shares Outstanding	1,265	1,252	1,178
Dilutive Effect of Common Stock Equivalents	65	58	56

Diluted Weighted-Average Number of Common Shares Outstanding	1,330	1,310	1,234

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2005	2004
Assets
Current Assets
Cash and Cash Equivalents	$5,421	$3,991
Short-Term Investments	590	514
Accounts Receivable, net of allowances of $105 and $101	1,290	906
Assets Under Management	1,825	1,930
Deferred Income Taxes	645	353
Other Current Assets	869	547

Total Current Assets	10,640	8,241
Long-Term Investments	8,971	7,748
Property, Equipment, and Capitalized Software, net of accumulated depreciation and amortization of $966 and $660	1,647	1,139
Goodwill	16,206	9,470
Other Intangible Assets, net of accumulated amortization of $192 and $103	2,020	1,205
Other Assets	1,890	76

Total Assets	$41,374	$27,879

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$7,301	$5,540
Accounts Payable and Accrued Liabilities	3,301	2,107
Other Policy Liabilities	1,824	1,933
Commercial Paper and Current Maturities of Long-Term Debt	3,261	673
Unearned Premiums	957	1,076

Total Current Liabilities	16,644	11,329
Long-Term Debt, less current maturities	3,850	3,350
Future Policy Benefits for Life and Annuity Contracts	1,761	1,669
Deferred Income Taxes and Other Liabilities	1,386	814
Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common Stock, $0.01 par value - 3,000 shares authorized; 1,358 and 1,286 shares outstanding	14	13
Additional Paid-In Capital	6,921	3,088
Retained Earnings	10,765	7,484
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	33	132

Total Shareholders’ Equity	17,733	10,717

Total Liabilities and Shareholders’ Equity	$41,374	$27,879

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Unrealized Gains on Investments	Total Shareholders’ Equity	Comprehensive Income
(in millions)	Shares	Amount
Balance at December 31, 2002	1,198	$12	$164	$4,104	$148	$4,428
Issuances of Common Stock, and related tax benefits	34	—	490	—	—	490
Common Stock Repurchases	(66)	—	(602)	(1,005)	—	(1,607)
Comprehensive Income
Net Earnings	—	—	—	1,825	—	1,825	$1,825
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	1	1	1

Comprehensive Income							$1,826

Common Stock Dividend	—	—	—	(9)	—	(9)

Balance at December 31, 2003	1,166	12	52	4,915	149	5,128
Issuances of Common Stock, and related tax benefits	223	2	6,481	—	—	6,483
Common Stock Repurchases	(103)	(1)	(3,445)	—	—	(3,446)
Comprehensive Income
Net Earnings	—	—	—	2,587	—	2,587	$2,587
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(17)	(17)	(17)

Comprehensive Income							$2,570

Common Stock Dividend	—	—	—	(18)	—	(18)

Balance at December 31, 2004	1,286	13	3,088	7,484	132	10,717
Issuances of Common Stock, and related tax benefits	126	1	6,390	—	—	6,391
Common Stock Repurchases	(54)	—	(2,557)	—	—	(2,557)
Comprehensive Income
Net Earnings	—	—	—	3,300	—	3,300	$3,300
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(99)	(99)	(99)

Comprehensive Income							$3,201

Common Stock Dividend	—	—	—	(19)	—	(19)

Balance at December 31, 2005	1,358	$14	$6,921	$10,765	$33	$17,733

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2005	2004	2003
Operating Activities
Net Earnings	$3,300	$2,587	$1,825
Noncash Items
Depreciation and Amortization	453	374	299
Deferred Income Taxes and Other	167	125	91
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances:
Accounts Receivable and Other Current Assets	(83)	(30)	(46)
Medical Costs Payable	193	322	276
Accounts Payable and Other Accrued Liabilities	580	623	547
Unearned Premiums	(284)	134	11

Cash Flows From Operating Activities	4,326	4,135	3,003

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(2,562)	(2,225)	(590)
Cash Transferred on Sale of Business	(363)	—	—
Purchases of Property, Equipment and Capitalized Software	(509)	(350)	(352)
Purchases of Investments	(5,876)	(3,190)	(2,583)
Maturities and Sales of Investments	5,821	4,121	2,780

Cash Flows Used For Investing Activities	(3,489)	(1,644)	(745)

Financing Activities
Proceeds from (Payments of) Commercial Paper, net	2,556	194	(382)
Proceeds from Issuance of Long-Term Debt	500	2,000	950
Payments for Retirement of Long-Term Debt	(400)	(150)	(350)
Common Stock Repurchases	(2,557)	(3,446)	(1,607)
Proceeds from Common Stock Issuances	423	583	268
Dividends Paid	(19)	(18)	(9)
Other	90	75	4

Cash Flows From (Used For) Financing Activities	593	(762)	(1,126)

Increase in Cash and Cash Equivalents	1,430	1,729	1,132
Cash and Cash Equivalents, Beginning of Period	3,991	2,262	1,130

Cash and Cash Equivalents, End of Period	$5,421	$3,991	$2,262

Supplemental Schedule of Noncash Investing and Financing Activities
Common Stock Issued for Acquisitions	$5,696	$5,557	$—

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

Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

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

We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are: from three to seven years for furniture, fixtures and equipment; from 35 to 40 years for buildings; the shorter of the useful life or remaining lease term for leasehold improvements; and from three to nine years for capitalized software. The weighted-average useful life of property, equipment and capitalized software at December 31, 2005 was approximately five years. The net book value of property and equipment was $876 million and $543 million as of December 31, 2005 and 2004, respectively. The net book value of capitalized software was $771 million and $596 million as of December 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase price of businesses we have acquired exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives.

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

Future Policy Benefits for Life and Annuity Contracts and Reinsurance Receivables

Future policy benefits for life insurance and annuity contracts represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products. As a result of the October 2005 sale of the life and annuity business within our subsidiary Golden Rule Financial Corporation (Golden Rule) under an indemnity reinsurance arrangement described in Note 3, we have maintained a liability associated with the reinsured contracts, as we remain primarily liable to the policyholders, and have recorded a corresponding reinsurance receivable due from the purchaser on the Consolidated Balance Sheet as of December 31, 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery.

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

The following table shows the effect on net earnings and earnings per share had we applied the fair value expense recognition provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) to stock-based employee compensation.

	For the Year Ended December 31,
(in millions, except per share data)	2005	2004	2003
Net Earnings
As Reported	$3,300	$2,587	$1,825
Compensation Expense, net of tax effect	(160)	(132)	(122)

Pro Forma	$3,140	$2,455	$1,703

Basic Net Earnings Per Common Share
As Reported	$2.61	$2.07	$1.55
Pro Forma	$2.48	$1.96	$1.45
Diluted Net Earnings Per Common Share
As Reported	$2.48	$1.97	$1.48
Pro Forma	$2.36	$1.87	$1.38
Weighted-Average Fair Value Per Share of
Options Granted	$13	$10	$6

Information on our stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 9.

As discussed more fully within Note 9, FAS No. 123 (revised 2004), “Share Based Payment,” (FAS 123R) was effective during the first quarter of 2006, and requires us to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. We adopted this standard on a retrospective restatement basis as of January 1, 2006 and the adoption did not result in any change to the pro forma compensation expense amounts historically disclosed under FAS 123.

Net Earnings Per Common Share

We compute basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. We determine diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares that might be issued upon the exercise of common stock options or the conversion of convertible subordinated debentures.

Derivative Financial Instruments

As part of our risk management strategy, we enter into interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations. Our existing interest rate swap agreements convert a majority of our interest rate exposure from a fixed to a variable rate and are accounted for as fair value hedges. Additional information on our existing interest rate swap agreements is included in Note 7.

Recently Issued Accounting Standards

In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides accounting guidance for evaluating and recording other-than-temporary impairment losses on certain debt and equity investments. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force Issue No. 03-1 while retaining its disclosure requirements, which had already been adopted. The Company has adopted FSP 115-1 and its adoption did not have any impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations — a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

3. Acquisitions and Divestitures

On December 20, 2005, the company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the Western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other Western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $7.1 billion. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $1.0 billion and associated deferred tax liabilities of $392 million, and goodwill of approximately $6.5 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $810 million; investments of $2.4 billion; accounts receivable and other current assets of $750 million; property, equipment and capitalized software and other assets of $380 million; medical costs payable of $1.4 billion and other liabilities of $1.2 billion.

On February 24, 2006, our Health Care Services business segment acquired John Deere Health Care, Inc. (John Deere Health). John Deere Health serves employers primarily in central and eastern Iowa, western Illinois, eastern Tennessee and southwestern Virginia. This acquisition will strengthen our market position in these areas. We paid approximately $500 million in cash in exchange for all of the outstanding equity of John Deere Health. Due to the timing of the acquisition, management is still in the process of estimating the acquired net tangible assets, intangible assets and goodwill resulting from this acquisition.

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). NHP serves local employers primarily in South Florida. This acquisition strengthened our market position in this region and provided expanded distribution opportunities for our other UnitedHealth Group businesses. We paid approximately $185 million in cash in exchange for all of the outstanding equity of NHP. The results of operations and financial condition of NHP have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the NHP acquisition on our consolidated financial statements were not material.

On December 10, 2004, our Uniprise business segment acquired Definity Health Corporation (Definity). Definity is a national market leader in consumer-driven health benefit programs. This acquisition strengthened our position in the emerging consumer-driven health benefits marketplace. We paid $305 million in cash in exchange for all of the outstanding stock of Definity. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $263 million. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $34 million and associated deferred tax liabilities of $13 million, and goodwill of approximately $242 million. The finite-lived intangible assets consist primarily of customer contracts and trademarks, with an estimated weighted-average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Definity have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the Definity acquisition on our consolidated financial statements were not material. Acquired net tangible assets of $42 million consisted mainly of cash, cash equivalents, accounts receivable, property and equipment and other assets partially offset by current liabilities.

On July 29, 2004, our Health Care Services business segment acquired Oxford Health Plans, Inc. (Oxford). Oxford provides health care and benefit services for individuals and employers, principally in New York City, northern New Jersey and southern Connecticut. This merger strengthened our market position in this region and provided substantial distribution opportunities in this region for our other UnitedHealth Group businesses. Under the terms of the purchase agreement, Oxford shareholders received 1.2714 shares of UnitedHealth Group common stock and $16.17 in cash for each share of Oxford common stock they owned. Total consideration issued was approximately $5.0 billion, composed of approximately 104.4 million shares of UnitedHealth Group common stock (valued at approximately $3.4 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of April 26, 2004), approximately $1.3 billion in cash and UnitedHealth Group vested common stock options with an estimated fair value of $240 million issued in exchange for Oxford’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $4.2 billion. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of approximately $600 million and associated deferred tax liabilities of approximately $225 million, and goodwill of approximately $3.8 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 16 years. The acquired goodwill is not deductible for income tax purposes. Acquired net tangible assets and liabilities are categorized as follows: cash, cash equivalents and investments of $1.7 billion; accounts receivable and other current assets of $162 million; property, equipment and capitalized software and other assets of $37 million; medical costs payable of $713 million and other current liabilities of $334 million.

On February 10, 2004, our Health Care Services business segment acquired Mid Atlantic Medical Services, Inc. (MAMSI). MAMSI offers a broad range of health care coverage and related administrative services for individuals and employers in the mid-Atlantic region of the United States. This merger strengthened UnitedHealthcare’s market position in the mid-Atlantic region and provided substantial distribution opportunities for our other UnitedHealth Group businesses in this region. Under the terms of the purchase agreement, MAMSI shareholders received 1.64 shares of UnitedHealth Group common stock and $18 in cash for each share of MAMSI common stock they owned. Total consideration issued was approximately $2.7 billion, comprised of 72.8 million shares of UnitedHealth Group common stock (valued at $1.9 billion based on the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of October 27, 2003) and approximately $800 million in cash. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $2.1 billion. Based on management’s consideration of fair value, which included an independent valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of approximately $280 million and associated deferred tax liabilities of approximately $100 million, and goodwill of approximately $1.9 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 17 years. The acquired goodwill is not deductible for income tax purposes. Acquired net tangible assets and liabilities are categorized as follows: cash, cash equivalents and investments of $736 million; accounts receivable and other current assets of $228 million; property, equipment and capitalized software and other assets of $57 million; medical costs payable of $283 million and other current liabilities of $140 million.

The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in our consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of the beginning of the respective periods. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisitions, the amortization of finite-lived intangible assets arising from the purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
(in millions, except per share data)	Pro forma - unaudited
Revenues	$59,426	$53,051
Net Earnings	$3,568	$3,012
Earnings Per Share:
Basic	$2.62	$2.12
Diluted	$2.48	$2.02

In October 2005, we sold the life insurance and annuity business within Golden Rule to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica, which is classified in other noncurrent assets and totaled approximately $1.8 billion as of December 31, 2005. We transferred approximately $1.3 billion of investments and $363 million in cash to OneAmerica in conjunuction with the arrangement. We realized a small gain on the sale which has been deferred and is being amortized over the estimated remaining life of the reinsured contracts.

For the years ended December 31, 2005, 2004 and 2003, aggregate consideration paid or issued for smaller acquisitions accounted for under the purchase method was $196 million, $158 million and $127 million, respectively. These acquisitions were not material to our consolidated financial statements.

4. Cash, Cash Equivalents and Investments

As of December 31, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
Cash and Cash Equivalents	$5,421	$—	$—	$5,421
Debt Securities — Available for Sale	9,011	60	(52)	9,019
Equity Securities — Available for Sale	217	45	(1)	261
Debt Securities — Held to Maturity	281	—	—	281

Total Cash and Investments	$14,930	$105	$(53)	$14,982

2004
Cash and Cash Equivalents	$3,991	$—	$—	$3,991
Debt Securities — Available for Sale	7,723	205	(9)	7,919
Equity Securities — Available for Sale	199	10	(2)	207
Debt Securities — Held to Maturity	136	—	—	136

Total Cash and Investments	$12,049	$215	$(11)	$12,253

As of December 31, 2005 and 2004, respectively, debt securities consisted of $2,256 million and $1,551 million in U.S. Government and Agency obligations, $4,554 million and $2,932 million in state and municipal obligations, and $2,490 million and $3,572 million in corporate obligations. At December 31, 2005, we held $767 million in debt securities with maturities of less than one year, $3,469 million in debt securities with maturities of one to five years, $2,808 million in debt securities with maturities of five to 10 years and $2,256 million in debt securities with maturities of more than 10 years.

As of December 31, 2005 we had only $5 million of investments, mainly corporate obligations, in a continuous unrealized loss position for 12 months or greater. Gross unrealized losses of $53 million were primarily a result of changes in interest rates and relate to debt securities with an aggregate fair value of $3.8 billion at December 31, 2005. We evaluate the credit rating of the state and municipal obligations and the corporate obligations and do not believe that there has been any significant deterioration since purchase. The contractual cash flows of any U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. The equity securities were evaluated for duration of unrealized loss and other market factors. After taking into account these and other factors, we determined the unrealized losses on our investments were temporary and, as such, no impairment was required.

We recorded realized gains and losses on sales of investments, excluding the UnitedHealth Capital disposition described below, as follows:

	For the year ended December 31,
(in millions)	2005	2004	2003
Gross Realized Gains	$54	$37	$45
Gross Realized Losses	(50)	(18)	(23)

Net Realized Gains (Losses)	$4	$19	$22

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

5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2005 and 2004, were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated
Balance at December 31, 2003	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	5,724	205	—	32	5,961

Balance at December 31, 2004	7,494	903	409	664	9,470
Acquisitions and Subsequent Payments	6,340	14	323	59	6,736

Balance at December 31, 2005	$13,834	$917	$732	$723	$16,206

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2005 and 2004 were as follows:

		December 31, 2005			December 31, 2004
(in millions)	Weighted- Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,830	$(106)	$1,724	$1,153	$(46)	$1,107
Patents, Trademarks and Technology	10 years	221	(62)	159	86	(39)	47
Other	16 years	161	(24)	137	69	(18)	51

Total	15 years	$2,212	$(192)	$2,020	$1,308	$(103)	$1,205

Amortization expense relating to intangible assets was $94 million in 2005, $62 million in 2004 and $18 million in 2003. Estimated future amortization expense relating to intangible assets for the years ending December 31 are as follows: $175 million in 2006, $168 million in 2007, $164 million in 2008, $156 million in 2009, and $148 million in 2010.

6. Medical Costs Payable

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2005	2004	2003
Medical Costs Payable, Beginning of Period	$5,540	$4,152	$3,741
Acquisitions	1,469	1,040	165
Reported Medical Costs
Current Year	33,125	27,210	20,864
Prior Years	(400)	(210)	(150)

Total Reported Medical Costs	32,725	27,000	20,714

Claim Payments
Payments for Current Year	(27,985)	(23,173)	(17,411)
Payments for Prior Years	(4,448)	(3,479)	(3,057)

Total Claim Payments	(32,433)	(26,652)	(20,468)

Medical Costs Payable, End of Period	$7,301	$5,540	$4,152

The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004.

7. Commercial Paper and Debt

Commercial paper and debt consisted of the following as of December 31:

	2005		2004
(in millions)	Carrying Value	Fair Value[1]	Carrying Value	Fair Value[1]
Commercial Paper	$2,829	$2,829	$273	$273
3.0% Convertible Subordinated Debentures	432	432	—	—
7.5% Senior Unsecured Notes due November 2005	—	—	400	417
5.2% Senior Unsecured Notes due January 2007	400	402	400	413
3.4% Senior Unsecured Notes due August 2007	550	537	550	546
3.3% Senior Unsecured Notes due January 2008	500	485	500	493
3.8% Senior Unsecured Notes due February 2009	250	242	250	247
4.1% Senior Unsecured Notes due August 2009	450	438	450	452
4.9% Senior Unsecured Notes due April 2013	450	448	450	453
4.8% Senior Unsecured Notes due February 2014	250	245	250	248
5.0% Senior Unsecured Notes due August 2014	500	498	500	503
4.9% Senior Unsecured Notes due March 2015	500	490	—	—

Total Commercial Paper and Debt	7,111	7,046	4,023	4,045
Less Current Maturities	(3,261)	(3,261)	(673)	(690)

Long-Term Debt, less current maturities	$3,850	$3,785	$3,350	$3,355

[1]	Estimated based on third-party quoted market prices for the same or similar issues

In November and December 2005, we issued $2.6 billion of commercial paper, primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above, to retire a portion of the PacifiCare debt upon closing of the acquisition as well as to refinance maturing long term debt. As of December 31, 2005, our outstanding commercial paper had interest rates ranging from 4.2% to 4.4%.

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

To more closely align the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $3.4 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At December 31, 2005, the rates used to accrue interest expense on these agreements ranged from 4.3% to 5.0%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the capacity to $1.3 billion and extended the maturity date to

December 2010. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. As of December 31, 2005, we had no amounts outstanding under either of these credit facilities.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately 91% of the convertible notes were tendered pursuant to the offer, for which we issued approximately 4.8 million shares of UnitedHealth Group common stock and cash of $99 million.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 45% and to exceed specified minimum interest coverage levels. We are in compliance with the requirements of all debt covenants.

Maturities of commercial paper and debt for the years ending December 31 are as follows: $3,261 million in 2006, $950 million in 2007, $500 million in 2008, $700 million in 2009, and $1,700 million thereafter.

We made cash payments for interest of $219 million, $100 million and $94 million in 2005, 2004 and 2003, respectively.

8. Shareholders’ Equity

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through companies that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. At December 31, 2005, approximately $270 million of our $15.0 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use, including acquisitions and share repurchases.

The agencies that assess our creditworthiness also consider capital adequacy levels when establishing our debt ratings. Consistent with our intent to maintain our senior debt ratings in the “A” range, we maintain an aggregate statutory capital and surplus level for our regulated subsidiaries that is significantly higher than the minimum level regulators require. As of December 31, 2005, our regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.4 billion, which is significantly more than the aggregate minimum regulatory requirements.

Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2005, we repurchased 53.6 million shares at an average price of approximately $48 per share and an aggregate cost of approximately $2.6 billion. As of December 31, 2005, we had board of directors’ authorization to purchase up to an additional 55.5 million shares of our common stock.

Common Stock Split

In May 2005, our board of directors declared a two-for-one stock split. The stock split was effective on May 27, 2005 for shareholders of record on May 20, 2005. All share and per share amounts have been restated to reflect the stock split.

Preferred Stock

At December 31, 2005, we had 10 million shares of $0.001 par value preferred stock authorized for issuance, and no preferred shares issued and outstanding.

9. Stock-Based Compensation Plans

As of December 31, 2005, we had approximately 96.9 million shares available for future grants of stock-based awards under our stock-based compensation plan including, but not limited to, incentive or non-qualified stock options, stock appreciation rights and restricted stock.

Stock options are granted at an exercise price not less than the fair value of our common stock on the date of grant. They generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Activity under our stock-based compensation plan is summarized in the tables below (shares in millions):

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	176.3	$18	174.6	$14	172.8	$11
Granted	26.2	$51	34.1	$36	36.9	$22
Assumed in Acquisitions	10.9	$16	15.2	$17	—	$—
Exercised	(23.6)	$15	(43.5)	$12	(30.7)	$8
Forfeited	(3.0)	$28	(4.1)	$18	(4.4)	$15

Outstanding at End of Year	186.8	$23	176.3	$19	174.6	$14

Exercisable at End of Year	110.7	$14	89.6	$11	85.4	$8

As of December 31, 2005	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0-$10	49.7	3.7	$6	49.5	$6
$11-$20	50.9	6.1	$17	35.1	$16
$21-$40	58.9	7.8	$30	24.8	$27
$41-$65	27.3	9.5	$50	1.3	$46

$ 0-$65	186.8	6.5	$23	110.7	$14

We also maintain a 401(k) plan and an employee stock purchase plan. Activity related to these plans was not significant in relation to our consolidated financial results in 2005, 2004 and 2003.

To determine compensation expense related to our stock-based compensation plans under the fair value method, the fair value of each option grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option grants, we utilized a binomial model. The principal assumptions we used in applying the option pricing models were as follows:

	2005	2004	2003
Risk-Free Interest Rate	4.3%	3.3%	2.6%
Expected Volatility	23.5%	28.5%	30.9%
Expected Dividend Yield	0.1%	0.1%	0.1%
Expected Life in Years	4.1	4.2	4.1

Information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of FAS 123 is included in Note 2.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R, which amended FAS 123 and 95. FAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS 123R, are recognized as an addition to paid-in-capital and are reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. We adopted this standard as of January 1, 2006, and the adoption did not result in any change to the pro forma compensation amounts historically disclosed under FAS 123.

10. Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31, (in millions)	2005	2004	2003
Current Provision
Federal	$1,638	$1,223	$932
State and Local	106	78	46

Total Current Provision	1,744	1,301	978
Deferred Provision	88	85	37

Total Provision for Income Taxes	$1,832	$1,386	$1,015

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

Year Ended December 31, (in millions)	2005	2004	2003
Tax Provision at the U.S. Federal Statutory Rate	$1,796	$1,391	$994
State Income Taxes, net of federal benefit	77	54	29
Tax-Exempt Investment Income	(40)	(33)	(30)
Other, net	(1)	(26)	22

Provision for Income Taxes	$1,832	$1,386	$1,015

The components of deferred income tax assets and liabilities are as follows:

As of December 31, (in millions)	2005	2004
Deferred Income Tax Assets
Accrued Expenses and Allowances	$317	$227
Unearned Premiums	44	57
Medical Costs Payable and Other Policy Liabilities	208	85
Long Term Liabilities	87	78
Net Operating Loss Carryforwards	110	123
Other	87	31

Subtotal	853	601
Less: Valuation Allowances	(28)	(28)

Total Deferred Income Tax Assets	825	573

Deferred Income Tax Liabilities
Capitalized Software Development	(270)	(223)
Net Unrealized Gains on Investments	(19)	(72)
Intangible Assets	(776)	(406)
Property and Equipment	(5)	(63)
Other	—	(16)

Total Deferred Income Tax Liabilities	(1,070)	(780)

Net Deferred Income Tax Assets (Liabilities)	$(245)	$(207)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards expire beginning in 2018 through 2024, and state net operating loss carryforwards expire beginning in 2006 through 2025.

We made cash payments for income taxes of $1,377 million in 2005, $898 million in 2004 and $783 million in 2003. We recorded a tax benefit upon the exercise of non-qualified stock options of $320 million in 2005, $358 million in 2004, and $222 million in 2003.

Consolidated income tax returns for fiscal years 2003 and 2004 are currently being examined by the Internal Revenue Service. We do not believe any adjustments that may result from the examination will have a significant impact on our consolidated financial statement position or results of operations.

11. AARP

In January 1998, we entered into a 10-year contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $4.9 billion in 2005, $4.5 billion in 2004 and $4.1 billion in 2003.

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

The following AARP program-related assets and liabilities are included in our Consolidated Balance Sheets:

	Balance as of December
(in millions)	2005	2004
Accounts Receivable	$414	$389
Assets Under Management	$1,792	$1,883
Medical Costs Payable	$1,001	$899
Other Policy Liabilities	$939	$1,162
Other Current Liabilities	$266	$211

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $90 million, $103 million and $101 million in 2005, 2004 and 2003, respectively. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of December 31, 2005 and 2004, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
Cash and Cash Equivalents	$409	$—	$—	409
Debt Securities — Available for Sale	1,390	6	(13)	1,383

Total Cash and Investments	$1,799	$6	$(13)	$1,792

2004
Cash and Cash Equivalents	$184	$—	$—	$184
Debt Securities — Available for Sale	1,664	37	(2)	1,699

Total Cash and Investments	$1,848	$37	$(2)	$1,883

As of December 31, 2005 and 2004, respectively, debt securities consisted of $779 million and $809 million in U.S. Government and Agency obligations, $19 million and $20 million in state and municipal obligations and $585 million and $870 million in corporate obligations. At December 31, 2005, the AARP assets under management included debt securities of $149 million with maturities of less than one year, $459 million with maturities of one to five years, $435 million with maturities of five to 10 years and $340 million with maturities of more than 10 years. As of December 31, 2005, we had no investments under the AARP agreement in a continuous unrealized loss position for 12 months or greater.

12. Commitments and Contingencies

Leases

We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2026. Rent expense under all operating leases was $152 million in 2005, $137 million in 2004 and $133 million in 2003.

At December 31, 2005, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows: $167 million in 2006, $159 million in 2007, $128 million in 2008, $107 million in 2009, $76 million in 2010, and $172 million thereafter.

Service Agreements

We have noncancelable contracts for certain support services, which expire on various dates through 2010. Expenses incurred in connection with these agreements were $239 million in 2005, $265 million in 2004 and $256 million in 2003. At December 31, 2005, future minimum obligations under our noncancelable contracts were as follows: $151 million in 2006, $33 million in 2007, $12 million in 2008, $3 million in 2009 and $3 million in 2010.

Legal Matters

Because of the nature of our businesses, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. We record liabilities for our estimates of probable costs resulting from these matters. These matters include, but are not limited to, claims relating to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices.

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against us have been compelled to arbitration. A trial date has been set for April 2006. The trial court has ordered that the trial be split into separate liability and damage proceedings. In August 2005, the capitation related claims were dismissed from litigation. On January 31, 2006, the trial court dismissed all remaining claims against PacifiCare. A March 14, 2006 hearing date has been scheduled for our summary judgment motion.

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

We typically are involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare & Medicaid Services (CMS), state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We record liabilities for our estimate of probable costs resulting from these matters. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services. Although the results of pending matters are always uncertain, we do not believe the results of any of the current investigations, audits or reviews, currently threatened or pending, individually or in aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

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

The following table presents segment financial information as of and for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
2005
Revenues - External Customers	$39,583	$3,060	$1,686	$537	$—	$44,866
Revenues - Intersegment	—	752	1,095	257	(2,104)	—
Investment and Other Income	436	38	25	—	—	499

Total Revenues	$40,019	$3,850	$2,806	$794	$(2,104)	$45,365

Earnings From Operations	$3,815	$799	$582	$177	$—	$5,373
Total Assets[1]	$35,734	$2,599	$2,179	$1,057	$(841)	$40,728
Net Assets[1]	$22,483	$1,414	$1,449	$849	$(841)	$25,354

Purchases of Property, Equipment and Capitalized Software	$238	$134	$88	$49	$—	$509
Depreciation and Amortization	$227	$110	$54	$62	$—	$453

2004
Revenues - External Customers	$32,333	$2,688	$1,363	$446	$—	$36,830
Revenues - Intersegment	—	647	914	224	(1,785)	—
Investment and Other Income	340	30	18	—	—	388

Total Revenues	$32,673	$3,365	$2,295	$670	$(1,785)	$37,218

Earnings From Operations	$2,810	$677	$485	$129	$—	$4,101
Total Assets[1]	$23,799	$2,366	$1,269	$971	$(879)	$27,526
Net Assets[1]	$13,138	$1,385	$765	$795	$(879)	$15,204

Purchases of Property, Equipment and Capitalized Software	$147	$112	$56	$35	$—	$350
Depreciation and Amortization	$173	$95	$44	$62	$—	$374

2003
Revenues - External Customers	$24,592	$2,496	$1,077	$401	$—	$28,566
Revenues - Intersegment	—	583	787	173	(1,543)	—
Investment and Other Income	215	28	14	—	—	257

Total Revenues	$24,807	$3,107	$1,878	$574	$(1,543)	$28,823

Earnings From Operations	$1,865	$610	$385	$75	$—	$2,935
Total Assets[1]	$13,597	$2,024	$1,191	$919	$(366)	$17,365
Net Assets[1]	$5,008	$1,116	$710	$766	$(347)	$7,253

Purchases of Property, Equipment and Capitalized Software	$122	$130	$48	$52	$—	$352
Depreciation and Amortization	$116	$86	$40	$57	$—	$299

[1]	Total Assets and Net Assets exclude, where applicable, debt and accrued interest of $7,161 million, $4,054 million and $1,993 million, income tax-related assets of $646 million, $353 million and $269 million, and income tax-related liabilities of $1,106 million, $786 million and $401 million as of December 31, 2005, 2004 and 2003, respectively.

14. Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2005
Revenues	$10,887	$11,111	$11,322	$12,045
Medical and Operating Costs	$9,631	$9,801	$9,944	$10,616
Earnings From Operations	$1,256	$1,310	$1,378	$1,429
Net Earnings	$779	$809	$842	$870
Basic Net Earnings per Common Share	$0.61	$0.64	$0.67	$0.69
Diluted Net Earnings per Common Share	$0.58	$0.61	$0.64	$0.65

2004
Revenues	$8,144	$8,704	$9,859	$10,511
Medical and Operating Costs	$7,268	$7,759	$8,767	$9,323
Earnings From Operations	$876	$945	$1,092	$1,188
Net Earnings	$554	$596	$698	$739
Basic Net Earnings per Common Share	$0.46	$0.49	$0.55	$0.57
Diluted Net Earnings per Common Share	$0.44	$0.47	$0.52	$0.54

[1]	UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion, Oxford in July 2004 for total consideration of approximately $5.0 billion and MAMSI in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2005 and 2004 financial information to prior fiscal years. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition dates. See Note 3 to the consolidated financial statements for a detailed discussion of these acquisitions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 24, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2005, the company maintained effective internal control over financial reporting.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of PacifiCare Health Systems, Inc. (PacifiCare) which was acquired by the Company on December 20, 2005, and is included in the Company’s consolidated financial statements for the period from that date through yearend. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. Total assets and total liabilities of

PacifiCare represented approximately 29% and 13%, respectively, of the Company’s consolidated assets and liabilities as of December 31, 2005, and less than 1% of consolidated revenues and operating income for the year then ended.

Changes to certain processes, information technology systems, and other components of Internal Control resulting from the acquisition of PacifiCare may occur and will be evaluated by management as such integration activities are implemented. Other than the impact of the acquisition, there were no changes in Internal Control that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control during the year ended December 31, 2005.

The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal controls over financial reporting as of December 31, 2005.

February 24, 2006

/s/    WILLIAM W. MCGUIRE, MD

William W. McGuire, MD

Chairman and Chief Executive Officer

/s/    STEPHEN J. HEMSLEY

Stephen J. Hemsley

President and Chief Operating Officer

/s/    PATRICK J. ERLANDSON

Patrick J. Erlandson

Chief Financial Officer

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the NYSE listed company manual, the company submitted an unqualified certification of its Chief Executive Officer to the NYSE in 2005. We have also filed as exhibits to this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited management’s assessment, included in the accompanying Report of Management, that UnitedHealth Group Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management, management excluded from their assessment the internal control over financial reporting at PacifiCare Health Systems, Inc. (PacifiCare), which was acquired on December 20, 2005 and whose financial statements reflect total assets and revenues constituting approximately 29 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at PacifiCare. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 24, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees and directors. The Code of Ethics is published on our Web site at www.unitedhealthgroup.com. Any amendments to the Code of Ethics and waivers of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer or Controller will be published on our Web site. We will provide a copy of our Code of Business Conduct and Ethics, free of charge, upon request. To request a copy, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

The information included under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 2, 2006, is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Board of Directors and Committees of the Board

William C. Ballard, Jr.

Of Counsel

Greenebaum Doll & McDonald PLLC

Richard T. Burke

Director of Meritage Homes Corporation

and First Cash Financial Services, Inc.

Stephen J. Hemsley

President and Chief Operating Officer

UnitedHealth Group

James A. Johnson

Vice Chairman of Perseus, LLC

Thomas H. Kean

Former President of Drew University

Former Governor of New Jersey

Douglas W. Leatherdale

Former Chairman and
Chief Executive Officer of

The St. Paul Companies, Inc.

William W. McGuire, MD

Chairman and

Chief Executive Officer

UnitedHealth Group

Mary O. Mundinger, DrPH, RN

Dean, School of Nursing and Centennial Professor in Health Policy, and Associate Dean, Faculty of Medicine

Columbia University

Robert L. Ryan

Former Senior Vice President and

Chief Financial Officer Medtronic, Inc.

Donna E. Shalala, PhD

President of University of Miami

William G. Spears

Senior Principal

Spears Grisanti & Brown LLC

Gail R. Wilensky, PhD

Senior Fellow, Project HOPE

Committees of the Board

Audit Committee
William C. Ballard, Jr.

Thomas H. Kean

Douglas W. Leatherdale

Compensation and Human Resources Committee

James A. Johnson

Mary O. Mundinger

William G. Spears

Compliance and Government Affairs Committee

Donna E. Shalala

Gail R. Wilensky

Nominating Committee

William C. Ballard, Jr.

Thomas H. Kean

Douglas W. Leatherdale

William G. Spears

Executive Committee
William C. Ballard, Jr.

Douglas W. Leatherdale

William W. McGuire

William G. Spears

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 2, 2006, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May     , 2006, is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	174,030,671	$23.60	102,707,501	(3)
Equity compensation plans not approved by shareholders(2)	—	—	—

Total	174,030,671	$23.60	102,707,501

(1)	Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, and the 1993 Qualified Employee Stock Purchase Plan, as amended.

(2)	Excludes 12,752,378 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted-average exercise price of $16.20 and an average remaining term of approximately 5.74 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future options or other awards will be granted under these acquired plans.

(3)	Includes 5,834,475 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2005, and 96,873,026 shares available under the 2002 Stock Incentive Plan as of December 31, 2005. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 26,233,466 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions that appears under the heading “Certain Relationships and Transactions” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 2, 2006, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding accountant fees and services that appears under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 2, 2006, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements are included under Item 8 of this report:

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits**

3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3	(b)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(c)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(d)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(e)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(b)	Form of Agreement for Stock Option Award to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(c)	Form of Agreement for Stock Option Award to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004).

*10	(d)	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(e)	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(f)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(g)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(h)	Form of Restricted Stock Unit Award Agreement under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(i)	Form of Stock Appreciation Rights Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(j)	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(k)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(l)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(m)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(n)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(o)	Employment Agreement, dated as of October 13, 1999, between the Company and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(p)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(q)	Amendment to Employment Agreement, dated as of August 5, 2005, between the Company and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10	(r)	Employment Agreement dated as of October 13, 1999, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(s)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(t)	Amendment to Employment Agreement, dated August 5, 2005, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10	(u)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(v)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10	(w)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(x)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(y)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(z)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10	(aa)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(bb)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10	(cc)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(dd)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)

†10	(ee)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)

†10	(ff)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

†10	(gg)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10	(hh)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(ii)	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

†10	(jj)	11th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005 (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10	(kk)	12th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005 (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2005)

10	(ll)	13th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of December 21, 2005

11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12		Ratio of Earnings to Fixed Charges

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2006

UNITEDHEALTH GROUP INCORPORATED

	By	/s/ WILLIAM W. MCGUIRE, M.D.
William W. McGuire, M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM W. MCGUIRE, M.D. William W. McGuire, M.D.	Director, Chief Executive Officer (principal executive officer)	February 24, 2006

/s/ PATRICK J. ERLANDSON Patrick J. Erlandson	Chief Financial Officer (principal financial and accounting officer)	February 24, 2006

* William C. Ballard, Jr.	Director	February 24, 2006

* Richard T. Burke	Director	February 24, 2006

* Stephen J. Hemsley	Director	February 24, 2006

* James A. Johnson	Director	February 24, 2006

* Thomas H. Kean	Director	February 24, 2006

* Douglas W. Leatherdale	Director	February 24, 2006

* Mary O. Mundinger	Director	February 24, 2006

* Robert L. Ryan	Director	February 24, 2006

* Donna E. Shalala	Director	February 24, 2006

* William G. Spears	Director	February 24, 2006

* Gail R. Wilensky	Director	February 24, 2006

*By	/s/ DAVID J. LUBBEN
David J. Lubben As Attorney-in-Fact

EXHIBIT INDEX

Item		Description

Exhibits**
3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3	(b)	Articles of Amendment to Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(c)	Articles of Merger amending the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(d)	Second Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(e)	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

*10	(a)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(b)	Form of Agreement for Stock Option Award to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(c)	Form of Agreement for Stock Option Award to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(d)	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(e)	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(f)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(g)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 24, 2004)

*10	(h)	Form of Restricted Stock Unit Award Agreement under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2004)

Item		Description

*10	(i)	Form of Stock Appreciation Rights Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(j)	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 31, 2006)

*10	(k)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(l)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(m)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10	(n)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10	(o)	Employment Agreement, dated as of October 13, 1999, between the Company and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(p)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(q)	Amendment to Employment Agreement, dated as of August 5, 2005, between the Company and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10	(r)	Employment Agreement dated as of October 13, 1999, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10	(s)	Letter to Stephen J. Hemsley, dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(t)	Amendment to Employment Agreement, dated August 5, 2005, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10	(u)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10	(v)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10	(w)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

Item		Description

*10	(x)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(y)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(z)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10	(aa)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10	(bb)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10	(cc)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(dd)	AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company dated as of February 26, 1997 (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1996)

†10	(ee)	First Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter period ended June 30, 1998)

†10	(ff)	Second Amendment to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company effective January 1, 1998 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

†10	(gg)	Amendments to the AARP Health Insurance Agreement by and among American Association of Retired Persons, Trustees of the AARP Insurance Plan and United HealthCare Insurance Company (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10	(hh)	Amendments to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, entered into between April and October 2003 (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

†10	(ii)	10th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2004 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

†10	(jj)	11th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005 (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10	(kk)	12th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of January 1, 2005 (incorporated by reference to Exhibit 10(a) of the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2005)

Item		Description

10	(ll)	13th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective as of December 21, 2005

11		Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12		Ratio of Earnings to Fixed Charges

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these Exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.