Form 10-Q
period 2006-03-31
UNITEDHEALTH GROUP INC
filed 2006-05-11
CIK 731766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 4, 2006, there were 1,346,996,166 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$7,839	$5,421
Short-Term Investments	522	590
Accounts Receivable, net	1,309	1,200
Assets Under Management	1,796	1,825
Deferred Income Taxes	689	645
Other Current Assets	1,468	869

Total Current Assets	13,623	10,550
Long-Term Investments	9,220	8,971
Property, Equipment and Capitalized Software, net	1,681	1,647
Goodwill	16,580	16,206
Other Intangible Assets, net	2,038	2,020
Other Assets	1,932	1,890

TOTAL ASSETS	$45,074	$41,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,181	$7,301
Accounts Payable and Accrued Liabilities	3,177	3,183
Other Policy Liabilities	3,119	1,824
Commercial Paper and Current Maturities of Long-Term Debt	1,073	3,261
Unearned Premiums	2,480	985

Total Current Liabilities	18,030	16,554
Long-Term Debt, less current maturities	6,450	3,850
Future Policy Benefits for Life and Annuity Contracts	1,785	1,761
Deferred Income Taxes and Other Liabilities	1,163	1,174

Commitments and Contingencies (Note 13)
Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,343 and 1,358 issued and outstanding	13	14
Additional Paid-In Capital	6,841	7,957
Retained Earnings	10,840	9,941
Accumulated Other Comprehensive Income:
Net Unrealized (Losses) Gains on Investments, net of tax effects	(48)	33

Total Shareholders’ Equity	17,646	17,945

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,074	$41,284

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2006	2005
REVENUES
Premiums	$16,207	$10,148
Services	1,207	902
Investment and Other Income	172	114

Total Revenues	17,586	11,164

MEDICAL AND OPERATING COSTS
Medical Costs	13,373	8,155
Operating Costs	2,570	1,700
Depreciation and Amortization	157	109

Total Medical and Operating Costs	16,100	9,964

EARNINGS FROM OPERATIONS	1,486	1,200
Interest Expense	(82)	(49)

EARNINGS BEFORE INCOME TAXES	1,404	1,151
Provision for Income Taxes	(505)	(408)

NET EARNINGS	$899	$743

BASIC NET EARNINGS PER COMMON SHARE	$0.66	$0.58

DILUTED NET EARNINGS PER COMMON SHARE	$0.63	$0.55

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,353	1,278
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	68	62

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,421	1,340

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net Earnings	$899	$743
Noncash Items:
Depreciation and Amortization	157	109
Deferred Income Taxes and Other	(234)	(75)
Stock-Based Compensation	81	56
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(623)	12
Medical Costs Payable	738	264
Accounts Payable and Other Accrued Liabilities	400	239
Unearned Premiums	1,470	(213)

Cash Flows From Operating Activities	2,888	1,135

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(555)	(19)
Purchases of Property, Equipment and Capitalized Software	(171)	(113)
Purchases of Investments	(930)	(1,857)
Maturities and Sales of Investments	580	1,590

Cash Flows Used For Investing Activities	(1,076)	(399)

FINANCING ACTIVITIES
Common Stock Repurchases	(1,754)	(1,100)
Repayments of Commercial Paper, net	(2,284)	(273)
Proceeds from Issuance of Long-Term Debt	3,000	500
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	145	132
Stock-Based Compensation Excess Tax Benefits	146	71
Customer Funds Administered	1,406	19
Other	(53)	(3)

Cash Flows From (Used For) Financing Activities	606	(654)

INCREASE IN CASH AND CASH EQUIVALENTS	2,418	82
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,421	3,991

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,839	$4,073

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Adoption of FAS 123R

We adopted Statement of Financial Accounting Standard (FAS) No. 123 (revised 2004), “Share Based Payment,” (FAS 123R) as of January 1, 2006. FAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under FAS 123, “Accounting for Stock-Based Compensation” (FAS 123). The following represents restated results following our adoption of FAS 123R:

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Earnings From Operations		Diluted Net Earnings Per Common Share
	Reported	Restated	Reported	Restated
(in millions, except per share data)

2005
Quarter Ended March 31	$1,256	$1,200	$0.58	$0.55
Quarter Ended June 30	1,310	1,249	0.61	0.58
Quarter Ended September 30	1,378	1,312	0.64	0.61
Quarter Ended December 31	1,429	1,362	0.65	0.62

Full Year 2005	$5,373	$5,123	$2.48	$2.36

2004
Quarter Ended March 31	$876	$827	$0.44	$0.41
Quarter Ended June 30	945	896	0.47	0.44
Quarter Ended September 30	1,092	1,044	0.52	0.50
Quarter Ended December 31	1,188	1,131	0.54	0.52

Full Year 2004	$4,101	$3,898	$1.97	$1.87

2003
Quarter Ended March 31	$653	$608	$0.32	$0.30
Quarter Ended June 30	709	661	0.35	0.33
Quarter Ended September 30	763	714	0.39	0.36
Quarter Ended December 31	810	762	0.42	0.39

Full Year 2003	$2,935	$2,745	$1.48	$1.38

The beginning balances of deferred taxes, additional paid-in-capital and retained earnings have been restated to recognize compensation cost for the years 1995 to 2003 in the amounts previously reported in the Notes to the Condensed Consolidated Financial Statements under the provisions of FAS 123. The following table details the impact as of December 31, 2005 and 2004 (in millions):

	December 31, 2005		December 31, 2004
	Reported	Restated	Reported	Restated
Deferred Income Taxes and Other Liabilities	$1,386	$1,174	$814	$647
Additional Paid-In Capital	$6,921	$7,957	$3,088	$3,919
Retained Earnings	$10,765	$9,941	$7,484	$6,820

Reclassifications

Certain reclassifications have been made to the 2005 condensed consolidated financial statements in order to conform to the presentation used in 2006. Such reclassifications had no impact on net earnings or shareholder’s equity as previously reported.

Beginning January 1, 2006, we began reporting premiums and expenses on a gross basis for a large account where we have employed third party reinsurance. Historically, revenues and expenses associated with this account were reported net of amounts ceded to an unaffiliated reinsurer. While this reinsurance contract has been in place for a number of years, recent accounting interpretations suggest this reinsurance arrangement be presented on a gross versus net basis. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings or shareholders’ equity as previously reported.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (“CMS”). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

•	CMS Premium – CMS pays a fixed monthly premium per member to the Company for the entire plan year.

•	Member Premium – Additionally, each member pays a fixed monthly premium to the Company for the entire plan year.

•	Low-Income Premium Subsidy – For qualifying low-income members, CMS pays some portion or all of the member’s monthly premiums to the Company on the member’s behalf.

•	Catastrophic Reinsurance Subsidy – CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,600. A settlement is made based on actual cost experience subsequent to the end of the plan year.

•	Low-Income Member Cost Sharing Subsidy – For qualifying low-income members, CMS pays on the member’s behalf, some portion or all of a member’s cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS, and a settlement payment is made between CMS and the Company based on actual claims experience, subsequent to the end of the plan year.

•	CMS Risk Share – If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS that is settled subsequent to the end of the plan year. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and other receivables or liabilities.

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and therefore are recorded as premium revenues in the Condensed Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period as unearned premiums.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Condensed Consolidated Statements of Cash Flows.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in medical costs and operating costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. For example, the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100. As such, the Company incurs a disproportionate amount of benefit

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit costs resulted in first quarter 2006 losses that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of and for the three months ended March 31, 2006, we recorded a risk share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations of $347 million. This represents the estimated amount payable by CMS under the risk share contract provisions if the program were terminated at March 31, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

During the first quarter, the Company recognized approximately $1.6 billion, or approximately 30%, of estimated full year Medicare Part D revenues, and $1.5 billion, or approximately 34%, of anticipated full year pharmacy benefit costs associated with active members as of March 31, 2006. The medical care ratio for the Medicare Part D product was 97% during the quarter ended March 31, 2006. We currently estimate the full year 2006 medical care ratio for the Medicare Part D product will be approximately 87% to 88%.

As a result of this contract and the December 2005 acquisition of PacifiCare Health Systems, Inc. (PacifiCare), premium revenues from CMS, which have historically been approximately 10% of total revenues, increased to approximately 25% in the first quarter of 2006.

3.	Acquisitions

On February 24, 2006, the company acquired John Deere Health Care, Inc. (John Deere Health Care). John Deere Health Care serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition strengthened our resources and capabilities in these areas. The operations of John Deere Health Care reside primarily within our Health Care Services and Uniprise segments. We paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of John Deere Health Care. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $370 million. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and goodwill of $310 million. The finite-lived intangible assets consist primarily of member lists, with an estimated weighted-average useful life of 15 years. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of John Deere Health Care have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the John Deere Health Care acquisition on our consolidated financial statements were not material. Our preliminary estimate of the acquired net tangible assets of $145 million, which is subject to further refinement, consisted mainly of cash, cash equivalents, investments, accounts receivable, property and equipment and other assets partially offset by medical payables and other current liabilities.

On December 20, 2005, the company acquired PacifiCare. PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the Western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other Western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005),

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $7.1 billion. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $1.0 billion and associated deferred tax liabilities of $392 million, and goodwill of approximately $6.5 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $810 million; investments of $2.4 billion; accounts receivable and other current assets of $750 million; property, equipment and capitalized software and other assets of $360 million; medical costs payable of $1.4 billion and other liabilities of $1.2 billion.

We record liabilities related to exit activities in connection with business combinations when exit plans are finalized and approved by management within one year of the acquisition date in accordance with the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Liabilities recorded have no future economic benefit to the company and represent contractual obligations. These liabilities result in an increase to goodwill acquired. At each reporting date, we evaluate our liabilities associated with exit activities and make adjustments as appropriate.

Management is still in the process of finalizing estimates related to exit activities associated with the PacifiCare acquisition. Exit activities finalized prior to March 31, 2006 relate to severance costs for certain workforce reductions primarily in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs.

The following table illustrates the changes in employee termination benefit costs and other exit costs related to the PacifiCare acquisition for the three month period ended March 31, 2006 (in millions):

	Employee Termination Benefit Costs	Other Exit Activities	Total
Accrued exit liabilities at December 31, 2005	$15	$30	$45
Additional exit costs accrued and estimate adjustments	29	(2)	27
Payments/costs charged against liability	(8)	—	(8)

Accrued exit liabilities at March 31, 2006	$36	$28	$64

The results of operations and financial condition of PacifiCare have been included in our consolidated financial statements since the acquisition date and for the entire three month period ended March 31, 2006. The unaudited pro forma financial information presented below assumes that the acquisition occurred as of the beginning of the three month period ended March 31, 2005. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the purchase price allocation, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the completion of the PacifiCare purchase price allocation may differ from the information presented below. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the PacifiCare acquisition been consummated at the beginning of the period presented.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proforma—unaudited	For the Three Months Ended March 31, 2005
(in millions, except per share data)
Revenues	$14,600
Net Earnings	$810
Earnings Per Share:
Basic	$0.59
Diluted	$0.56

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

4.	Cash, Cash Equivalents and Investments

As of March 31, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$7,839	$—	$—	$7,839
Debt Securities — Available for Sale	9,327	37	(130)	9,234
Equity Securities — Available for Sale	223	19	(1)	241
Debt Securities — Held to Maturity	267	—	—	267

Total Cash and Investments	$17,656	$56	$(131)	$17,581

As of March 31, 2006, only $6 million of unrealized losses related to investments that had been in a continuous loss position for 12 months or greater. Gross unrealized losses of $131 million were primarily a result of changes in interest rates and relate to debt securities with an aggregate fair value of $7.7 billion at March 31, 2006. We evaluate the credit rating of the state and municipal obligations and the corporate obligations and do not believe that there has been any significant deterioration since their purchases. The contractual cash flows of any U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. The equity securities were evaluated for duration of unrealized loss and other market factors. After taking into account these and other factors, we determined the unrealized losses on our investments were temporary and, as such, no impairment was required.

During the three month periods ended March 31, we recorded realized gains and losses on the sale of investments, excluding the United Health Capital dispositions described below, as follows (in millions):

	Three Months Ended March, 31,
	2006	2005
Gross Realized Gains	$2	$10
Gross Realized Losses	(3)	(8)

Net Realized (Losses) Gains	$(1)	$2

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2006, we realized a capital gain of $26 million on the sale of certain United Health Capital investments. With the gain proceeds from this sale, we made a cash contribution of $26 million to the United Health Foundation in the first quarter of 2006. The realized gain and the related contribution expense are included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations.

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2005 and 2006, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$1,770	$698	$409	$632	$3,509
Acquisitions and Subsequent Payments	1,935	—	—	2	1,937

Balance at March 31, 2005	$3,705	$698	$409	$634	$5,446

Balance at December 31, 2005	$13,834	$917	$732	$723	$16,206
Acquisitions and Subsequent Payments	283	49	—	42	374

Balance at March 31, 2006	$14,117	$966	$732	$765	$16,580

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2006 and December 31, 2005 were as follows (in millions):

	Weighted- Average Useful Life	March 31, 2006			December 31, 2005
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,889	$(141)	$1,748	$1,830	$(106)	$1,724
Patents, Trademarks and Technology	10 years	224	(67)	157	221	(62)	159
Other	16 years	161	(28)	133	161	(24)	137

Total	15 years	$2,274	$(236)	$2,038	$2,212	$(192)	$2,020

Amortization expense relating to intangible assets was approximately $44 million and $23 million for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $179 million in 2006, $172 million in 2007, $168 million in 2008, $160 million in 2009, and $152 million in 2010.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our medical costs payable estimates as of December 31, 2005 developed favorably by approximately $190 million in the first quarter of 2006. Our medical costs payable estimates as of December 31, 2004 also developed favorably by approximately $190 million in the first quarter of 2005. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2006.

7.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2006		December 31, 2005
	Carrying Value	Fair Value [1]	Carrying Value	Fair Value [1]
Commercial Paper	$638	$638	$2,829	$2,829
3.0% Convertible Subordinated Debentures	35	35	432	432
5.2% Senior Unsecured Notes due January 2007	400	400	400	402
3.4% Senior Unsecured Notes due August 2007	550	536	550	537
3.3% Senior Unsecured Notes due January 2008	500	482	500	485
3.8% Senior Unsecured Notes due February 2009	250	240	250	242
Senior Unsecured Floating-Rate Notes due March 2009	650	650	—	—
4.1% Senior Unsecured Notes due August 2009	450	433	450	438
5.3% Senior Unsecured Notes due March 2011	750	744	—	—
4.9% Senior Unsecured Notes due April 2013	450	433	450	448
4.8% Senior Unsecured Notes due February 2014	250	237	250	245
5.0% Senior Unsecured Notes due August 2014	500	480	500	498
4.9% Senior Unsecured Notes due March 2015	500	473	500	490
5.4% Senior Unsecured Notes due March 2016	750	733	—	—
5.8% Senior Unsecured Notes due March 2036	850	808	—	—

Total Commercial Paper and Debt	7,523	7,322	7,111	7,046
Less Current Maturities	(1,073)	(1,073)	(3,261)	(3,261)

Long-Term Debt, less current maturities	$6,450	$6,249	$3,850	$3,785

[1]	Estimated based on third-party quoted market prices for the same or similar issues

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt upon closing of the acquisition, as well as to refinance maturing long-term debt. In March 2006, we refinanced the commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.9% at March 31, 2006.

As of March 31, 2006, our outstanding commercial paper had interest rates ranging from 4.7% to 4.8%.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion with variable rates that are benchmarked to LIBOR. At March 31, 2006, the rates used to accrue interest expense on these agreements ranged from 4.8% to 5.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. The aggregate liability recorded for all existing interest rate swaps was $137 million as of March 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. We terminated the 364-day revolving credit facility in March 2006. As of March 31, 2006, we had no amounts outstanding under our remaining credit facility.

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

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. We are in compliance with the requirements of all debt covenants.

8.	Stock Repurchase Program

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2006, we repurchased 30.1 million shares at an average price of approximately $58 per share and an aggregate cost of approximately $1.8 billion. As of March 31, 2006, we had board of directors’ authorization to purchase up to an additional 25.4 million shares of our common stock. We estimate that we will repurchase $4.0 to $4.5 billion of common stock during 2006. In May 2006, the board of directors renewed our authorization to repurchase shares, authorizing a total of up to 140 million shares of common stock under the program.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock-Based Compensation Plans

As further described in Note 1, we adopted FAS 123R as of January 1, 2006. FAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost in the amounts historically disclosed under FAS 123.

As of March 31, 2006, we had approximately 95.4 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights and restricted stock. Stock options generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option activity is summarized in the table below (shares in millions):

	Three Months Ended March 31, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	186.8	$23
Granted	2.1	$58
Exercised	(9.6)	$14
Forfeited	(1.0)	$32

Outstanding at End of Period	178.3	$24

Exercisable at End of Period	113.9	$15

To determine compensation expense related to our stock options, the fair value of each option grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option grants, we utilize a binomial model. The principal assumptions we used in applying the option pricing models were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Risk-Free Interest Rate	4.1% – 4.5%	4.1% – 4.3%
Expected Volatility	24.2%	23.5%
Expected Dividend Yield	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%
Expected Life in Years	4.1	4.1

The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of grant. Expected volatilities are based on a blend of the implied volatilities from traded options on our common stock and the historical volatility of our common stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical exercise patterns.

The weighted-average fair value of stock options granted in the three months ended March 31, 2006 and 2005, was $15 per share and $11 per share, respectively. As of March 31, 2006, the aggregate intrinsic value of outstanding stock options was $5.7 billion, with a weighted-average remaining contractual term of 6.3 years. The aggregate intrinsic value of exercisable stock options at that same date was $4.6 billion, with a weighted-average remaining contractual term of 5.2 years. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $423 million and $257 million, respectively.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award. Restricted stock award activity is summarized in the table below (shares in millions):

	March 31, 2006
	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at Beginning of Period	1.8	$58
Granted	0.1	$59
Vested	(0.1)	$32

Outstanding at End of Period	1.8	$58

We recognize compensation cost for stock-based awards, including both stock options and restricted stock, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2006, we recognized compensation expense related to our stock-based compensation plans of $81 million, $53 million net of tax effects. For the three months ended March 31, 2005, we recognized compensation expense of $56 million, $36 million net of tax effects. Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statement of Operations. As of March 31, 2006, there was $578 million of total unrecognized compensation cost related to stock awards that is expected to be recognized over a weighted-average period of approximately two years.

For the three months ended March 31, 2006 and 2005, the income tax benefit realized from stock-based awards was $161 million and $96 million, respectively. Prior to the adoption of FAS 123R, the Company presented all tax benefits resulting from stock awards as operating cash flows in the Condensed Consolidated Statement of Cash Flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost deferred tax benefit recognized for those options. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 has been restated to reflect a decrease to cash flow from operating activities of $71 million with a corresponding increase to cash flow from financing activities related to excess tax benefits.

We maintain an Employee Stock Purchase Plan which allows employees to purchase the company’s stock at a discounted price. The compensation expense relating to this plan is included in the compensation expense amounts recognized and discussed above.

As further discussed in Note 8, we maintain a common stock repurchase program. The objective of our share repurchase program is to optimize capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for stock option exercises.

As further discussed in Note 13, in March 2006, the Company and its board of directors initiated separate internal and independent reviews of the Company’s stock option granting practices from 1994 to the present. The reviews encompass all option grants made under the Company’s various stock option plans in effect during this period.

10.	AARP

We have a contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract,

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.9 billion annually.

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

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2006	December 31, 2005
Accounts Receivable	$431	$414
Assets Under Management	$1,748	$1,792
Medical Costs Payable	$1,020	$1,001
Other Policy Liabilities	$881	$939
Other Current Liabilities	$278	$266

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. As such, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of March 31, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$387	$—	$—	$387
Debt Securities — Available for Sale	1,388	3	(30)	1,361

Total Cash and Investments	$1,775	$3	$(30)	$1,748

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2006	2005
Net Earnings	$899	$743
Change in Net Unrealized (Losses) Gains on Investments, net of tax effects	(81)	(90)

Comprehensive Income	$818	$653

12.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice provides network-based health and well-being services to state Medicaid, Children’s Health Insurance Program and other government-sponsored health care programs and the beneficiaries of those programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•	Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services

•	Specialized Care Services offers a comprehensive platform of specialty health, wellness and ancillary benefits, networks, services and resources to specific customer markets nationwide.

•	Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a national and international basis.

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

Beginning January 1, 2006, Uniprise began reporting premiums and expenses on a gross basis for a large account where we have employed third party reinsurance. Historically, revenues and expenses associated with this

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account were reported net of amounts ceded to an unaffiliated reinsurer. While this reinsurance contract has been in place for a number of years, recent accounting interpretations suggest this reinsurance arrangement be presented on a gross versus net basis. Prior period Uniprise amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings or shareholders’ equity as previously reported.

The following table presents segment financial information for the three month periods ended March 31, 2006 and 2005 (in millions):

Three Months Ended March 31, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,586	$1,082	$610	$136	$—	$17,414
Revenues — Intersegment	—	276	360	64	(700)	—
Investment and Other Income	150	12	10	—	—	172

Total Revenues	$15,736	$1,370	$980	$200	$(700)	$17,586

Earnings from Operations	$1,055	$215	$182	$34	$—	$1,486

Three Months Ended March 31, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$9,527	$1,034	$382	$107	$—	$11,050
Revenues — Intersegment	—	176	260	59	(495)	—
Investment and Other Income	101	8	5	—	—	114

Total Revenues	$9,628	$1,218	$647	$166	$(495)	$11,164

Earnings from Operations	$881	$177	$124	$18	$—	$1,200

13.    Commitments and Contingencies

Reviews of Stock Option Granting Practices

In March 2006, the Company and its board of directors initiated separate internal and independent reviews of the Company’s stock option granting practices from 1994 to the present. The reviews encompass all option grants made under the Company’s various stock option plans in effect during this period.

The independent review is being conducted by a committee comprised of independent directors (the Special Committee) with the assistance of independent counsel and accounting advisors. The Company’s internal review is being conducted with the assistance of outside counsel and accounting advisors. These reviews are continuing and neither the Special Committee nor the Company has reached final conclusions.

The results of the review to date indicate that the Company may be required to record adjustments to non-cash charges for stock-based compensation expense in periods prior to January 1, 2006, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Any such charges could be material and, in such event, would require restatement of the Company’s historical financial statements prepared in accordance with APB 25.

If any such non-cash adjustments were deemed necessary it may also result in compensation related to certain exercised stock options, previously thought to be deductible, to be nondeductible under Section 162(m) of the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Code. In that event the Company may be required to pay additional taxes and interest associated with deductions it previously took for compensation associated with such exercised stock options and the Company may lose additional deductions in future periods. Although the Company currently estimates that the amount of any lost tax deductions related to previously filed income tax returns will not be material to our consolidated results of operations or financial position, the Company will not be able to finalize its assessment of this matter until the Special Committee has completed its review.

The Company has not reached a final determination with respect to such matters currently under review. The tables below set forth the Company’s current estimate of the maximum potential impact of the matters under internal review, under the historical APB 25 basis of accounting, on the Company’s financial statements for 2003, 2004 and 2005, in the event all such matters require adjustment to the Company.

	Year Ended December 31,
	2005	2004	2003
	(in millions, except share amounts)
Historical APB 25 Basis of Accounting

Currently Estimated Potential Decrease to:
Earnings From Operations	$215	$110	$68
Net Earnings	$150	$84	$52
Diluted Net Earnings per Common Share	$0.11	$0.06	$0.04

As a Percentage of:
Earnings From Operations	4.0%	2.7%	2.3%
Net Earnings	4.5%	3.2%	2.8%
Diluted Net Earnings per Common Share	4.4%	3.0%	2.7%

The Company does not believe there will be any material impact resulting from the reviews to our results of operations for the three months ended March 31, 2006.

The Company believes that the potential impact under the FAS 123R basis of accounting of any adjustments resulting from the reviews are significantly less than the potential impact under the historical APB 25 basis of accounting.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Matters Relating to Stock Option Granting Practices

The Securities and Exchange Commission is conducting an informal inquiry into the Company’s stock option granting practices and has been advised by the Company of the appointment of the Special Committee and counsel. At the conclusion of the Company’s independent review and the Securities and Exchange Commission’s informal inquiry, the Company could be subject to regulatory fines or penalties or other contingent liabilities.

On March 29, 2006, a shareholder derivative action captioned Brandin v. McGuire, et al., was filed against certain of the Company’s officers and directors in the United States District Court for the District of Minnesota. The complaint generally alleges that defendants breached their fiduciary duties to the Company in connection with the Company’s historic stock option granting practices. Five additional shareholder derivative complaints, based on substantially the same allegations, were subsequently filed in the Minnesota federal and state courts.

On April 18, 2006, the Company received a shareholder demand that the Company’s board of directors take action to remedy breaches of fiduciary duties and unjust enrichment by the directors and certain officers in connection with the Company’s stock option grant practices.

On May 5, 2006, a purported securities class action captioned Krause v. UnitedHealth Group, Inc., et al., was filed against the Company, William W. McGuire and Stephen J. Hemsley in the United States District Court for the District of Minnesota. The complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period May 4, 2001 through April 7, 2006 in press releases and other public filings that artificially inflated the price of the Company’s common stock. The complaint also asserts that during the class period, Dr. McGuire and Mr. Hemsley sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The complaint alleges claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.

Other Legal Matters

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

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against us have been compelled to arbitration. A trial date has been set for September 2006. The trial court has ordered that the trial be split into separate liability and damage proceedings. In August 2005, the capitation related claims were dismissed from litigation. On

January 31, 2006, the trial court dismissed all remaining claims against PacifiCare. A decision is pending on the remaining defendants’ summary judgment motion.

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

14.    Recently Issued Accounting Standards

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations — a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis. Upon issuance of a final standard, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

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

Summary highlights of our first quarter 2006 results include:

•	Diluted net earnings per common share of $0.63, an increase of 15% from $0.55 per share reported in the first quarter of 2005.

•	Consolidated revenues of $17.6 billion increased $6.4 billion, or 58%, over the first quarter of 2005. Excluding the impact of acquisitions, consolidated revenues increased by approximately 22% over the prior year.

•	Earnings from operations of $1.5 billion, up $286 million, or 24%, over the prior year and up $124 million, or 9%, sequentially over the fourth quarter of 2005.

•	Cash flows from operations of $2.9 billion for the three months ended March 31, 2006, an increase of nearly $1.8 billion, or 154% compared to $1.1 billion for the first quarter of 2005, due in part to a $1.3 billion April CMS payment received in March 2006.

•	The consolidated medical care ratio of 82.5% increased from 80.4% in the first quarter of 2005, primarily due to the impact of the acquisition of PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 and the launch of the Medicare Part D program beginning January 1, 2006.

•	The operating cost ratio of 14.6% for the first quarter of 2006 improved from 15.2% in the first quarter of 2005.

	Three Months Ended March 31,
(In millions, except per share data)	2006	2005	Percent Change
Revenues	$17,586	$11,164	58%
Earnings from Operations	$1,486	$1,200	24%
Net Earnings	$899	$743	21%
Diluted Net Earnings Per Common Share	$0.63	$0.55	15%
Medical Care Ratio	82.5%	80.4%
Medical Care Ratio, excluding AARP	82.0%	79.3%
Operating Cost Ratio	14.6%	15.2%
Return on Equity (annualized)	20.2%	27.4%
Operating Margin	8.4%	10.7%

UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion. The results of operations and financial condition of PacifiCare have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition date. On January 1, 2006, UnitedHealth Group began providing Medicare Part D prescription drug insurance coverage. The acquisition of PacifiCare and the new Medicare Part D product offering impacts the comparability of first quarter 2006 financial information to the prior year. We adopted Statement of Financial Accounting Standard (FAS) No. 123 (revised 2004), “Share Based Payment,” (FAS 123R) as of January 1, 2006 using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under FAS 123, “Accounting for Stock-Based Compensation” (FAS 123).

Results of Operations

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

Consolidated revenues increased by $6.4 billion, or 58%, year-over-year in the first quarter of 2006 to $17.6 billion. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately $2.5 billion, or 22%, principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services, and growth in the total number of individuals served. Following is a discussion of first quarter consolidated revenue trends for each of our three revenue components.

Premium Revenues

Consolidated premium revenues totaled $16.2 billion in the first quarter of 2006, an increase of $6.1 billion, or 60%, over the first quarter of 2005. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately $2.3 billion, or 23%, over the prior year.

UnitedHealthcare premium revenues increased by $1.9 billion, or 31%, to $8.2 billion in the first quarter of 2006. Excluding premium revenues from businesses acquired since the beginning of 2005, UnitedHealthcare premium revenues increased by approximately 1% over the first quarter of 2005. This increase was primarily due to average net premium rate increases of 8% or above on UnitedHealthcare’s renewing commercial risk-based products offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations premium revenues increased by $3.8 billion in the first quarter of 2006. Excluding the impact of acquisitions, Ovations premium revenues increased by $2.1 billion, or 99%, driven primarily by the successful launch of the Medicare Part D program which contributed $1.6 billion of first quarter 2006 premium revenues, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. Specialized Care Services’ premium revenues increased by $282 million in the first quarter of 2006. Excluding the impact of acquisitions, premium revenues increased by $130 million, or 26%, mainly due to strong growth in the number of individuals served by several Specialized Care Services’ businesses under premium-based arrangements. The remaining premium revenue increase is from AmeriChoice’s Medicaid programs primarily driven by rate increases and a slight increase in the number of individuals served, excluding the impact of acquisitions.

Service Revenues

Service revenues during the first quarter of 2006 totaled $1.2 billion, an increase of $305 million, or 34%, over the first quarter of 2005. Excluding the impact of acquisitions, service revenues increased by approximately 15% over the prior year. The increase in service revenues was driven primarily by aggregate growth of 9% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements since the first quarter of 2005, as well as annual rate increases. In addition, Ingenix service revenues increased by more than 20% due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Investment and Other Income

Investment and other income during the first quarter of 2006 totaled $172 million, representing an increase of $58 million from the comparable period in 2005. Interest income increased by $61 million in the first quarter of 2006 from the comparable period in 2005, principally due to the impact of increased levels of cash and fixed-income investments due to the acquisition of PacifiCare as well as higher yields on fixed-income investments. Net capital losses on sales of investments were $1 million in the first quarter of 2006 compared with net capital gains of $2 million in the first quarter of 2005.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio increased from 80.4% in the first quarter of 2005 to 82.5% in the first quarter of 2006. Excluding the AARP business,1 the medical care ratio increased 270 basis points from 79.3% in the first quarter of 2005 to 82.0% in the first of quarter of 2006. The medical care ratio increase resulted primarily from the impact of the acquisition of PacifiCare and the Medicare Part D program, both of which carry a higher medical care ratio than the historic UnitedHealth Group businesses.

Each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, identified in the current period are included in total medical costs reported for the current period. Medical costs for the first quarter of 2006 include approximately $190 million of favorable medical cost development related to prior fiscal years. Medical costs for the first quarter of 2005 also include approximately $190 million of favorable medical cost development related to prior fiscal years.

On an absolute dollar basis, first quarter 2006 medical costs increased $5.2 billion, or 64%, over the comparable 2005 period principally due to the impact of businesses acquired during 2005. Excluding the impact of acquisitions, medical costs increased by approximately $2.0 billion, or 24%. This increase was primarily driven by $1.5 billion of additional medical costs associated with the new Medicare Part D program, as well as a 7% to 8% increase in medical cost trend due to both inflation and a slight increase in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the first quarter of 2006 was 14.6%, down from 15.2% in the comparable 2005 period. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for the first quarter of 2006 increased $870 million, or 51%, over the first quarter of 2005. Excluding the impact of acquisitions and the new Medicare Part D program, operating costs

1Management believes disclosure of the medical care ratio excluding the AARP business is meaningful since underwriting gains or losses related to the AARP business accrue to the overall benefit of the AARP policyholders through a rate stabilization fund (RSF). Although the company is at risk for underwriting losses to the extent cumulative net losses exceed the balance in the RSF, we have not been required to fund any underwriting deficits to date, and management believes the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract during the foreseeable future.

increased by approximately 6%. This increase was driven by a 7% increase in the total number of individuals served by Health Care Services and Uniprise in the first quarter of 2006 compared to the first quarter of 2005, excluding the impact of acquisitions, growth in Specialized Care Services and Ingenix and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Depreciation and Amortization

Depreciation and amortization was $157 million and $109 million for the three month periods ended March 31, 2006 and 2005, respectively. The $48 million increase is primarily related to separately identifiable intangible assets acquired in business acquisitions since the beginning of 2005 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2005.

Income Taxes

Our effective income tax rate was 36.0% in the first quarter of 2006 and 35.4% in the first quarter of 2005. The increase is mainly driven by the acquisition of PacifiCare which changed our business and income mix between states with differing income tax rates.

Business Segments

The following summarizes the operating results of our business segments for three month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2006	2005	Percent Change
Health Care Services	$15,736	$9,628	63%
Uniprise	1,370	1,218	12%
Specialized Care Services	980	647	51%
Ingenix	200	166	20%
Eliminations	(700)	(495)	n/a

Consolidated Revenues	$17,586	$11,164	58%

Earnings from Operations

	Three Months Ended March 31,
	2006	2005	Percent Change
Health Care Services	$1,055	$881	20%
Uniprise	215	177	21%
Specialized Care Services	182	124	47%
Ingenix	34	18	89%

Consolidated Earnings from Operations	$1,486	$1,200	24%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2006 revenues of $15.7 billion, representing an increase of $6.1 billion, or 63%, over the first quarter of 2005. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately $2.3 billion, or 24%.

UnitedHealthcare revenues increased by $2.0 billion, or 31%, to $8.6 billion in the first quarter of 2006. Excluding revenues from businesses acquired since the beginning of 2005, UnitedHealthcare revenues increased by approximately 2% over the first quarter of 2005. This increase was primarily due to average net premium rate increases of 8% or above on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s fee-based products offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations revenues increased by $4.2 billion in the first quarter of 2006. Excluding the impact of acquisitions, Ovations revenues increased by $2.1 billion, or 96%, driven primarily by the successful launch of the Medicare Part D program, which contributed $1.6 billion of first quarter 2006 revenues, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. The remaining increase in Health Care Services revenues is attributable to a 7% increase in AmeriChoice’s revenues, excluding the impact of acquisitions, driven primarily by rate increases and a slight increase in the number of individuals served by Medicaid products.

The Health Care Services segment had first quarter 2006 earnings from operations of $1.1 billion, representing an increase of $174 million, or 20%, over the first quarter of 2005. This increase was principally driven by acquisitions, the launch of the Medicare Part D program and increases in the number of individuals served by Ovations’ Medicare products and UnitedHealthcare’s fee-based products, offset by a decrease in the number of individuals served by commercial risk-based products. UnitedHealthcare’s commercial medical care ratio increased to 79.7% in the first quarter of 2006 from 78.4% in the first quarter of 2005. The increase is mainly due to the impact of the acquisition of PacifiCare. Health Care Services’ first quarter 2006 operating margin was 6.7%, a decrease of 250 basis points over the first quarter of 2005 driven by the acquisition of PacifiCare and the new Medicare Part D program which have lower operating margins than historic Health Care Services businesses.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands) 1:

	2006	2005
Commercial
Risk-based	9,955	7,675
Fee-based	4,600	3,380

Total Commercial	14,555	11,055
Medicare Advantage	1,295	345
Medicare Part D Stand-alone	3,315	—
Medicaid	1,345	1,260

Total Health Care Services	20,510	12,660

[1]	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members.

The number of individuals served by UnitedHealthcare’s commercial business as of March 31, 2006 increased 3.5 million, or 32%, over the first quarter of 2005. Excluding the impact of acquisitions, commercial business increased by 470,000, or 4%, over the prior year. This included an increase of approximately 805,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately

335,000 in the number of individuals served with commercial risk-based products due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products, partially offset by new customer relationships.

Excluding acquisitions, the number of individuals served by Ovations’ Medicare Advantage products increased by 165,000, or 48%, from the first quarter of 2005 due primarily to new customer relationships. Excluding the impact of acquisitions, AmeriChoice’s Medicaid enrollment remained relatively flat, primarily due to gains in new customer relationships offset by the withdrawal of participation in one market during 2005.

Uniprise

Uniprise revenues in the first quarter of 2006 were $1.4 billion, representing an increase of $152 million, or 12%, over the 2005 comparable period. Excluding revenues from businesses acquired since the beginning of 2005, Uniprise revenues increased by 8% over the first quarter of 2005. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise in the first quarter of 2006 over the first quarter of 2005, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 10.9 million and 10.5 million individuals as of March 31, 2006 and 2005, respectively.

Uniprise first quarter 2006 earnings from operations were $215 million, an increase of $38 million, or 21%, over the first quarter of 2005. Operating margin improved to 15.7% in the first quarter of 2006 from 14.5% in the comparable 2005 period. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $980 million in the first quarter of 2006, an increase of $333 million, or 51%, over the comparable 2005 period. Excluding the impact of acquisitions, revenues increased by 26% over the prior year. This increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations in the first quarter of 2006 of $182 million increased $58 million, or 47%, over the first quarter of 2005. Specialized Care Services’ operating margin decreased to 18.6% in the first quarter of 2006 from 19.2% in the comparable 2005 period. This decrease was due to a business mix shift toward higher revenue, lower margin products including the impact of the PacifiCare acquisition, partially offset by operational and productivity improvements within Specialized Care Services’ businesses.

Ingenix

Ingenix revenues in the first quarter of 2006 of $200 million increased by $34 million, or 20%, over the comparable 2005 period due primarily to new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005.

Earnings from operations were $34 million in the first quarter of 2006, up $16 million, or 89%, from the comparable 2005 period. The operating margin was 17.0% in the first quarter of 2006, up from 10.8% in the first quarter of 2005. These increases were driven by growth in the health information and contract research businesses, improving gross margins due to effective cost management and businesses acquired since the beginning of 2005. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at March 31, 2006

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $17.6 billion at March 31, 2006. Total cash and investments increased by $2.6 billion since December 31, 2005, primarily due to strong operating cash flows, increased debt levels and funds received from CMS under the Medicare Part D program in advance of required benefit payments, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2006, approximately $290 million of our $17.6 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $2.9 billion in the first quarter of 2006, representing an increase over the comparable 2005 period of $1.8 billion, or 154%. The increase in operating cash flows resulted primarily from an increase in unearned premiums due to the receipt of the $1.3 billion April 2006 Medicare premium payment from the Centers for Medicare and Medicaid Services (CMS) in March 2006. The remainder of the increase was due to other working capital improvements and an increase of $70 million in net income excluding depreciation, amortization and other noncash items.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2006 and December 31, 2005, we had commercial paper and debt outstanding of approximately $7.5 billion and $7.1 billion, respectively. Our debt-to-total-capital ratio was 29.9% and 28.4% as of March 31, 2006 and December 31, 2005, respectively. We believe the prudent use of debt leverage optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

On December 20, 2005, the company acquired PacifiCare. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, comprised of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options.

On February 24, 2006, our Health Care Services business segment acquired John Deere Health Care, Inc. (John Deere Health Care). Under the terms of the purchase agreement, we paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of John Deere Health Care. We issued commercial paper to finance the John Deere Health Care purchase price.

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). Under the terms of the purchase agreement, we paid approximately $185 million in cash in exchange for all of the outstanding equity of NHP. We issued commercial paper to finance the NHP purchase price.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt upon closing of the acquisition, as well as to refinance maturing long-term debt. In March 2006, we refinanced the commercial paper by issuing $650 million of floating-rates notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million 5.4% fixed-rate notes due March 2016 and $850 million 5.8% fixed-rate notes due March 2036.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align interest costs with the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion with variable rates that are benchmarked to the London Interbank Offered Rate (LIBOR). At March 31, 2006, the rate used to accrue interest expense on these agreements ranged from 4.8% to 5.4%. The differential between the fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. The aggregate liability recorded for all existing swaps was $137 million as of March 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program. We terminated the $3.0 billion 364-day revolving credit facility in March 2006. As of March 31, 2006, we had no amounts outstanding under our remaining credit facility.

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

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. We are in compliance with the requirements of all debt covenants.

Our senior debt is rated “A” by Standard & Poor’s (S&P) and Fitch, and “A2” by Moody’s. Our commercial paper is rated “A-1” by S&P, “F-1” by Fitch, and “P-1” by Moody’s. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our board of directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2006, we repurchased 30.1 million shares at an average price of approximately $58 per share and an aggregate cost of approximately $1.8 billion. As of March 31, 2006, we had board of directors’ authorization to purchase up to an additional 25.4 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. In May 2006, the board of directors renewed our authorization to repurchase shares, authorizing a total of up to 140 million shares of common stock under the program. We repurchase shares because we believe it is a prudent use of capital. A decision by the company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

In March 2006, we issued a total of $3.0 billion in debt securities under our $4.0 billion universal S-3 shelf registration statement to refinance a portion of the commercial paper outstanding. We currently have a $1.0 billion remaining under our universal S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities). In addition, we are considered a “well known seasoned issuer” under the Securities Offering Reform Act that became effective in December 2005. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed a separate S-4 registration statement for the 99.2 million shares issued in connection with the December 2005 acquisition of PacifiCare described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments was disclosed in our December 31, 2005 Annual Report on Form 10-K. There have not been significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at March 31, 2006” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (“CMS”). Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, coinsurance of 25% for the member and 75% for the Company up to an initial coverage limit of $2,250 of annual drug costs, no insurance coverage between $2,250 and $5,100, and catastrophic coverage for annual drug costs in excess of $5,100 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $3,600.

The Company’s contract with CMS includes risk sharing provisions, wherein CMS retains approximately 75% of the losses or profits outside a pre-defined risk corridor. The risk sharing provisions take effect if actual pharmacy benefit costs are more than 2.5 percentage points above or below expected cost levels as submitted by the Company in its initial contract application.

During 2006, members are permitted to enroll or disenroll in a Medicare Part D plan until May 15, 2006. Once enrolled, most members may switch plans once so long as that switch is made before May 15, 2006. Contracts are generally non-cancelable by enrollees after May 15, 2006. After that date, enrollees may switch plans each and every year between November 15 and December 31 to take effect January 1 of the following year. The Company’s contract with CMS is an annual contract beginning January 1, 2006 and ending December 31, 2006.

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for a majority of a Medicare member’s drug costs up to $2,250, the member is solely responsible for their drug costs from $2,250 up to $5,100. As such, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,100, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims resulted in first quarter 2006 losses that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of and for the three months ended March 31, 2006, we recorded a risk share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations of $347 million. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated at March 31, 2006 based on estimated costs incurred through that date. The final risk share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

During the first quarter, the Company recognized approximately $1.6 billion, or approximately 30%, of anticipated full year revenues, and $1.5 billion, or approximately 34%, of anticipated full year pharmacy benefit costs associated with active members as of March 31, 2006. The medical care ratio for the Medicare Part D product was 97% during the quarter ended March 31, 2006. We currently estimate the full year 2006 medical care ratio for the Medicare Part D product will be approximately 87% to 88%. Management estimates the impact of utilizing the actual medical care ratio rather than the full year 2006 estimated medical care ratio was a $107 million reduction of operating income and a $0.05 reduction of diluted earnings per share in the first quarter of 2006.

AARP

We have a contract to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.9 billion annually.

The underwriting gains or losses related to the AARP business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 10 to the condensed consolidated financial statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting or other risks associated with the contract.

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

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs. For a detailed description of all our critical accounting policies, see the Results of Operations section of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

	Favorable Development	Net Impact on Medical Costs(a)	Medical Costs		Earnings from Operations
			As Reported(b)	As Adjusted(c)	As Reported(d)	As Adjusted(c)
2003	$150	$(60)	$21,562	$21,502	$2,745	$2,805
2004	$210	$(190)	$27,926	$27,736	$3,898	$4,088
2005	$400	$210 (e)	$33,741	$33,951	$5,123	$4,913	(e)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings, earnings from operations or shareholder’s equity as previously reported.

(c)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(d)	Restated to include the impact of FAS 123R, which we adopted effective January 1, 2006.

(e)	For the first quarter of 2006, the company recorded net favorable development of $190 million pertaining to 2005. The amount of prior period development in 2006 pertaining to 2005 will change as our December 31, 2005 medical costs payable estimate continues to develop throughout 2006.

Our estimate of medical costs payable represents management’s best estimate of the company’s liability for unpaid medical costs as of March 31, 2006, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the company’s liability for unpaid claims as of March 31, 2006; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2005 was driven primarily by lower than anticipated medical costs as well as growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. Assuming a hypothetical 1% difference between our March 31, 2006 estimates of medical costs payable and actual costs payable, excluding the AARP business, first quarter 2006 earnings from operations would increase or decrease by $72 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

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

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our board of directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2006, there were no significant concentrations of credit risk.

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

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products (excluding AARP) have typically comprised approximately 80% to 85% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before the contract commences. We base the premiums we charge on our estimate of future health care costs over the fixed premium period; however, inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2005 would have been reduced by approximately $130 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

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

Under our 10-year contract with AARP, which commenced in 1998, we provide Medicare supplement and hospital indemnity health insurance and other products to AARP members. As of March 31, 2006, our portion of AARP’s insurance program represented approximately $4.9 billion in annual net premium revenue from approximately 3.8 million AARP members. The AARP contract may be terminated early by us or AARP under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangement depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the favorable and unfavorable effects of changes in Medicare remain uncertain.

The changes in Medicare as a result of the Medicare Modernization Act of 2003 (MMA) are complex and wide-ranging and continue to affect our businesses. We have taken advantage of new opportunities to partner with the federal government created by the MMA, including Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. In particular, the Medicare Part D program presents challenges because of the size and scope of the new program. Our ability to successfully participate in the Medicare Part D program depends in part on coordination of information and information systems between us, CMS and state governments. We have been working with CMS to correct systems issues that they have experienced with respect to certain low income people eligible to participate in Medicare Part D. The inability to receive correct information due to systems issues by the federal government, the applicable state government or us could adversely affect our business. Additionally, our participation in the Medicare Part D program is based upon certain assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare Part D program or otherwise, our results could be materially affected. Any positive or negative results of the Medicare Part D program are likely to have a significant impact on us as a result of the size of our enrollment in our Medicare Part D program.

We are subject to funding risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate as a payer in Medicare Advantage, Medicare Part D, and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Revenues for these programs are dependent upon annual funding from the federal government or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions at the federal or applicable state level and general political issues and priorities. An unexpected reduction in government funding for these programs may adversely affect our revenues and financial results.

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

Our stock option granting practices are subject to an ongoing review conducted by a special committee of independent directors. These practices are also the subject of an informal inquiry by the Securities and Exchange Commission.

In March 2006, we initiated an independent review of our stock option granting practices from 1994 to the present. The independent review is being conducted by a committee comprised of independent directors (the Special Committee) with the assistance of independent counsel and accounting advisors. We are cooperating with this review and have also initiated an internal review of stock option granting practices during that period. Upon conclusion of these reviews, the Company may be required to record non-cash charges for stock-based compensation expense in periods prior to January 1, 2006. Any such charges could be material and, in such event, require restatement of the Company’s historical financial statements prepared in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company may also be required to pay additional taxes and interest related to deductions taken for compensation associated with certain stock options which were previously exercised and may not be able to take additional deductions associated with certain stock options in future periods.

The Securities and Exchange Commission is conducting an informal inquiry into the Company’s stock option practices and has been informed of the appointment of the Special Committee and independent counsel. We cannot provide assurance that the Company will not be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the Company’s independent review and the Securities and Exchange Commission’s informal inquiry.

Pending civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.

We and our directors and officers are defendants in a purported federal securities class action and six shareholder derivative actions relating to our stock option granting practices. See Part II, Item 1, “Legal Proceedings” for a more detailed description of these proceedings. These actions are in preliminary stages and we cannot provide assurance that their ultimate outcome will not have a material adverse effect on our business, financial condition and results of operations.

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

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. In 1999, a number of class action lawsuits were filed against UnitedHealthcare and PacifiCare and virtually all major entities in the health benefits business, although all claims against PacifiCare have been dismissed. The suits are purported class actions on behalf of physicians for alleged breaches of federal statutes, including ERISA and RICO. In March 2000, the American Medical Association filed a lawsuit against us in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. Although the expenses we have incurred to date in defending the 1999 class action lawsuits and the American Medical Association lawsuit have not been material to our business, we will continue to incur expenses in the defense of these lawsuits and other matters, even if they are without merit.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.6 billion as of March 31, 2006, representing approximately 41% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Approximately $17.3 billion of our cash equivalents and investments at March 31, 2006 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at March 31, 2006, the fair value of our fixed-income investments would decrease or increase by approximately $350 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.2 billion of our commercial paper and debt had variable rates of interest and $1.3 billion had fixed rates as of March 31, 2006. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At March 31, 2006, we had $241 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.    Controls and Procedures

Review of Stock Option Granting Practices

In March 2006, the Company initiated separate independent and internal reviews of its stock option granting practices from 1991 to the present. The reviews encompass all option grants made under the Company’s various stock option plans in effect during this period. The independent review is being conducted by a committee comprised of independent directors (the “Special Committee”) with the assistance of independent counsel and accounting advisors. This review is continuing and the Special Committee has not yet reached final conclusions. The Company’s internal review is being conducted with the assistance of outside counsel and accounting advisors. Management does not believe the review will result in material adjustments to the Company’s previously filed financial statements. However, the review is continuing and upon its conclusion, the Company may be required to record additional charges for stock-based compensation expense. Any such charges could be material and, in such event, require restatement of the Company’s previously filed financial statements. The Company may also be required to pay additional taxes for compensation associated with certain stock options which were previously exercised and may not be able to take additional deductions associated with certain stock options in future periods.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, which took into account the matters discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

The Company has identified a significant deficiency in its controls relating to stock option plan administration and accounting for and disclosure of stock option grants. During the first quarter of 2006, the Company took the following actions to strengthen our controls in this area, including:

•	Formalizing and documenting the policies relating to stock option grants, including a requirement that any modifications receive the prior approval of both senior finance and human capital personnel;

•	improving communication between the Company’s human capital, legal and finance departments relating to stock option grants and administrative practices, including related documentation requirements; and

•	improving training and education designed to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of the Company’s stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments.

On May 1, 2006, the Board of Directors took action to further strengthen our controls by establishing the following policies relating to stock option grants:

•	All stock option grants to employees are to be made by the Compensation and Human Resources Committee (the “Compensation Committee”), and no authority to grant stock options is delegated to management;

•	All stock option grants to newly hired or promoted employees are to be made at the regular quarterly meeting of the Compensation Committee immediately following the date of their hiring or promotion;

•	All other stock option grants are to be made one time each year, at the meeting of the Compensation Committee held on or about the date of the Company’s Annual Meeting of Shareholders; and

•	The exercise price of all employee stock options is to be equal to the closing price of the Company’s common stock, as reported by the New York Stock Exchange, on the date of grant by the Compensation Committee;

Except as described above, there were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

In light of the conclusions of its internal review to date, the Company is re-evaluating the Report of Management on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company has not yet completed its analysis of, and will await the completion of the Special Committee’s review before reaching any final conclusion on, the impact on its Report of the matters under review internally and by the Special Committee.

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

In March 2006, the Company and its board of directors initiated separate internal and independent reviews of the Company’s stock option granting practices from 1994 to the present. The reviews encompass all option grants made under the Company’s various stock option plans in effect during this period.

The independent review is being conducted by a committee comprised of independent directors (the Special Committee) with the assistance of independent counsel and accounting advisors. The Company’s internal review is being conducted with the assistance of outside counsel and accounting advisors. These reviews are continuing and neither the Special Committee nor the Company has reached final conclusions.

The Securities and Exchange Commission is conducting an informal inquiry into the Company’s stock option granting practices and has been advised by the Company of the appointment of the Special Committee and counsel. At the conclusion of the Company’s independent review and the Securities and Exchange Commission’s informal inquiry, the Company could be subject to regulatory fines or penalties or other contingent liabilities.

On March 29, 2006, a shareholder derivative action captioned Brandin v. McGuire, et al., was filed against certain of the Company’s officers and directors in the United States District Court for the District of Minnesota. The complaint generally alleges that defendants breached their fiduciary duties to the Company in connection with the Company’s historic stock option granting practices. Five additional shareholder derivative complaints, based on substantially the same allegations, were subsequently filed in the Minnesota federal and state courts.

On April 18, 2006, the Company received a shareholder demand that the Company’s board of directors take action to remedy breaches of fiduciary duties and unjust enrichment by the directors and certain officers in connection with the Company’s stock option grant practices.

On May 5, 2006, a purported securities class action captioned Krause v. UnitedHealth Group, Inc., et al., was filed against the Company, William W. McGuire and Stephen J. Hemsley in the United States District Court for the District of Minnesota. The complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period May 4, 2001 through April 7, 2006 in press releases and other public filings that artificially inflated the price of the Company’s common stock. The complaint also asserts that during the class period, Dr. McGuire and Mr. Hemsley sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The complaint alleges claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934.

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving UnitedHealth Group and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and RICO in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit

affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. Through a series of motions and appeals, all direct claims against us have been compelled to arbitration. A trial date has been set for September 2006. The trial court has ordered that the trial be split into separate liability and damage proceedings. In August 2005, the capitation related claims were dismissed from litigation. On January 31, 2006, the trial court dismissed all remaining claims against PacifiCare. A decision is pending on the remaining defendants’ summary judgment motion.

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

Item 2.    Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

First Quarter 2006

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 31, 2006	11,744,200	$59.90	11,744,200	43,800,900
February 28, 2006	5,964,200	$58.58	5,964,200	37,836,700
March 31, 2006	12,394,100	$56.21	12,394,100	25,442,600

TOTAL	30,102,500	$58.12	30,102,500

(1)	In November 1997, the company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. The company announced renewals of the program on November 5, 1998, October 27, 1999, February 14, 2002, October 25, 2002, July 30, 2003, November 4, 2004. On May 2, 2006, the Board renewed the share repurchase program and authorized the company to repurchase up to 140 million shares of the Company’s common stock at prevailing market prices. There is no established expiration date for the program. During the quarter ended March 31, 2006, the company did not repurchase any shares other than through this publicly announced program.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 2, 2006 (the “Annual Meeting”), the Company’s shareholders voted on three items: the election of directors, the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company, and a shareholder proposal requesting majority voting for director elections.

The four directors elected at the Annual Meeting were: James A. Johnson, with 858,432,759 votes cast for his election and 343,017,307 votes withheld; Douglas W. Leatherdale, with 1,151,327,667 votes cast for his election and 50,122,399 votes withheld; William W. McGuire, M.D., with 1,150,929,290 votes cast for his election and 50,520,776 votes withheld; and Mary O. Mundinger, Ph.D., with 862,180,168 votes cast for her election and 339,269,898 votes withheld. The other directors whose terms of office continued after the Annual Meeting were: William C. Ballard, Jr., Richard T. Burke, Stephen J. Hemsley, Thomas H. Kean, Robert L. Ryan, Donna E. Shalala, William G. Spears, and Gail R. Wilensky.

The appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006 was ratified with 1,191,056,854 votes cast for ratification, 3,223,336 votes cast against ratification and 7,169,876 votes abstaining. There were no broker non-votes on this matter.

The shareholder proposal regarding majority voting for director elections was not ratified with 591,035,869 votes cast against the proposal, 464,042,638 votes cast for the proposal, and 10,786,092 votes abstaining. There were 135,585,467 broker non-votes cast on this matter.

Item 6.    Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description

†Exhibit 10	(a)	— 14th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective January 1, 2006.

Exhibit 31		— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32		— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY	President and Chief Operating Officer	Dated: May 10, 2006
Stephen J. Hemsley

/S/ PATRICK J. ERLANDSON	Chief Financial Officer and Principal Accounting Officer	Dated: May 10, 2006
Patrick J. Erlandson

EXHIBITS

Exhibit Number		Description

†Exhibit 10	(a)	— 14th Amendment to the AARP Health Insurance Agreement by and between AARP Services, Inc. and United HealthCare Insurance Company, effective January 1, 2006

Exhibit 31		— Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32		— Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.