Form 10-Q/A
period 2006-03-31
UNITEDHEALTH GROUP INC
filed 2007-03-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 15, 2007, there were 1,354,320,209 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to its quarterly report on Form 10-Q for the quarter ended March 31, 2006, UnitedHealth Group Incorporated (“UnitedHealth Group” or the “Company”) is restating its Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 and the related Condensed Consolidated Statements of Operations and Cash Flows for the quarters ended March 31, 2006 and March 31, 2005 and is amending its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for these periods. This Form 10-Q/A generally does not reflect events that have occurred after May 10, 2006, or modify or update the disclosures originally presented in the Form 10-Q, except to reflect the effects of the restatement, to reflect changes in the Company’s evaluation of controls and procedures, to update the risks the Company faces as a result of its historic stock option practices, and to clarify certain disclosures.

Immediately after the filing of this Form 10-Q/A, the Company will file quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, and an annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The two Form 10-Qs will contain restated financial information for the periods ended June 30, 2005 and September 30, 2005. In the 2006 Form 10-K, the Company will restate its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and December 31, 2004 and quarterly financial data for the quarter ended December 31, 2005. The 2006 Form 10-K will also reflect the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the fiscal year ended December 31, 2005 as it related to the fiscal years ended December 31, 2005 and December 31, 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q (other than for the quarter ended March 31, 2006, which has been amended by this Form 10-Q/A) have not been amended and should not be relied upon.

Background of the Restatement

In March 2006, media reports questioned whether a number of companies, including UnitedHealth Group, had engaged in backdating stock option grants. Shortly thereafter, the Company was notified that the Securities and Exchange Commission (the “SEC”) had commenced an inquiry into the Company’s historic practices concerning stock option grants.

On April 4, 2006, the Company’s Board of Directors (the “Board”) created an independent committee comprised of three independent directors to review the Company’s option grant practices over the period from 1994 through 2005 (the “Independent Review Period”). The independent committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) as counsel for its independent review, and WilmerHale retained independent accounting advisors. WilmerHale has advised that, in the course of its review, it examined physical and electronic documents comprising more than 26 million pages of material and conducted over 80 interviews.

WilmerHale’s report of its findings (the “WilmerHale Report”) was furnished to the Board and publicly issued on October 15, 2006. The complete text of the WilmerHale Report is available on the Company’s Web site, www.unitedhealthgroup.com, and is included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2006.

After substantially completing its analysis of the accounting adjustments necessary to reflect the findings of the WilmerHale Report, on November 8, 2006, the Company filed with the SEC a Current Report on Form 8-K reporting management’s conclusion, which the Audit Committee of the Board had approved, that — due solely to the Company’s historic stock option practices — the Company’s financial statements for the fiscal years ended December 31, 1994 through 2005, the interim periods contained therein, the quarter ended March 31, 2006 and all earnings and press releases, including for the quarters ended June 30, 2006 and September 30, 2006, and similar communications issued by the Company for such periods, and the related reports of the Company’s independent registered public accounting firm, should no longer be relied upon. The Form 8-K also reported that management had re-evaluated its assessment of the Company’s internal controls over financial reporting and had concluded that, as of December 31, 2005, the Company had a material weakness solely relating to stock option plan administration and accounting for and disclosure of stock option grants.

The Form 8-K also disclosed that certain of the Company’s current and former senior executives had agreed to increase the exercise price of all stock options granted to that executive with stated grant dates between 1994 and 2002 to eliminate any financial benefit resulting from what the WilmerHale Report concluded was the likely backdating of grants that they received.

After completing its internal review of the accounting treatment for all option grants, and following consultation on certain interpretive accounting issues with the Office of the Chief Accountant of the SEC, management has concluded, and the Audit Committee of the Board has approved the conclusion, that the Company used incorrect measurement dates and made other errors described below in accounting for stock option grants and, accordingly, that the Company’s previously issued financial statements should be restated.

Summary of the Restatement Adjustments

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), using the modified retrospective transition method. Under this method, all prior period financial statements are being restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option or purchase price, if any, were known.

The restatement in this Form 10-Q/A principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three-month period ended March 31, 2006 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the period ended March 31, 2006 or prior periods.

The principal components of the restatement are as follows:

Revised Measurement Dates.    Based on all available evidence, the Company applied the methodologies described below to determine the appropriate measurement dates under both FAS 123 and APB 25 for grants in the following categories: (1) grants of approximately 80 million shares on a split-adjusted basis to Section 16 officers (“Section 16 Grants”); (2) grants of approximately 260 million shares on a split-adjusted basis to middle management and senior management employees (“Broad-Based Grants”); and (3) grants of approximately 50 million shares on a split-adjusted basis in connection with the hiring or promotion of employees (“New Hire and Promotion Grants”). As a result of this analysis, the Company has determined that, in most cases, the stated grant date was not the correct measurement date.

•	Section 16 Grants — Section 16 Grants, generally made to eight to twelve officers, required approval by the Compensation and Human Resources Committee of the Board (the “Compensation Committee”).

For the majority of Section 16 Grants, Compensation Committee approval was reflected in Written Actions. The WilmerHale Report concluded that the Written Actions were generally executed subsequent to the stated grant dates. (Under Minnesota corporate law, it is permissible to make a Written Action effective as of a date other than the date on which the last of the required signers affixes his or her signature, even if that effective date is before the last signature affixed.) Based on the available evidence, the Company has determined that the appropriate measurement date for each of these Section 16 Grants is the earlier of (a) the date on which a Form 4 (or other statement of changes in beneficial ownership) was filed with the SEC with respect to a particular officer’s grant or (b) the date on which the written action with respect to that grant was likely executed by a majority of the members of the Compensation Committee.

As to certain other Section 16 Grants, Compensation Committee approval occurred at a meeting or there was general Compensation Committee approval of the Section 16 Grant together with a delegation to the Chairman of the Compensation Committee to determine the final amount of stock options, grant date and exercise price for each Section 16 officer receiving options. The Company has determined, based on all available evidence, that the appropriate measurement date for these Section 16 Grants is the earlier of (a) the date on which a Form 4 (or other statement of changes in beneficial ownership) was filed with the SEC with respect to a particular officer’s grant or (b) the date on which a resolution with respect to that grant was adopted at a meeting of the Compensation Committee or a decision was made by the Chairman of the Compensation Committee, if so delegated.

For option grants with stated grant dates in October 1999 that were made in connection with the entry of employment agreements for our former chief executive officer and our current chief executive officer (both of whom had been employed by the Company prior to that date), the Company has determined that the appropriate measurement date is the date on which the employment agreements were executed on behalf of the Company. With respect to stock option grants with a stated grant date in October 1999 that represented the number of additional stock options necessary to equal the minimum annual stock option grant provided for pursuant to each such employment agreement, the Company has determined that the appropriate measurement date is the last day of 1999, the calendar year in which the Company was contractually obligated to make the grants.

•

Broad-Based Grants — Between 1,500 and 4,000 middle and senior management employees periodically and customarily received options. As described in the WilmerHale Report, our former chief executive officer, acting pursuant to authority delegated to him by the Compensation Committee, chose the grant dates and overall amounts for Broad-Based Grants and ultimately reflected the Broad-Based Grants in CEO Certificates.

The Company followed separate allocation processes to determine the particular recipients and individual option amounts of grants to middle management employees and senior management employees. In the majority of Broad-Based Grants, the process of allocating stock option grants among individual employees in both middle management and senior management continued beyond the stated grant date. After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee’s termination, administrative error corrections, promotion or individual performance reassessment.

Based on all available evidence, the Company has determined that the appropriate measurement date for Broad-Based Grants was the later of the following two dates: (a) the date on which the evidence identified by the Company indicated that a communication to or from our former chief executive officer refers to a particular grant, or the grant was presented to the Compensation Committee or (b) the date on which the allocation of the options to individual employees and grant process associated with the Broad-Based Grant was substantially complete. Where information is not available to evidence either (a) or (b) above, the Company has determined the appropriate measurement date to be the date on which the Company determined, based upon all available evidence, that the CEO Certificate for such grant was likely executed. Where option award amounts changed subsequent to the date the allocation process was substantially complete, the Company has determined that each award that was changed is a separate grant with its own measurement date and should not be considered indicative that the granting process was not complete.

•

New Hire and Promotion Grants — During the Independent Review Period, the Company granted stock options to approximately 2,500 employees in connection with their hire or promotion (“New Hire and Promotion Grants”).

For New Hire and Promotion Grants made prior to 2002, the Company typically chose grant dates by determining the lowest closing price of the Company’s common stock between the date of an event in the recruitment of the newly hired employee (e.g., date of first contact, date of an offer letter) or promotion of the employee and the end of the quarter in which the employee started work or was promoted. As a result of this practice, some employees received stock options with grant dates that were earlier than that employee’s start date. In 2002, the Company changed to a practice of determining grant dates for new hires and promotions to be the date of the lowest closing price of the Company’s common stock between the start date of employment or date of promotion and the end of the quarter in which the employee started work or was promoted. The Company used these stated grant dates as the measurement dates for accounting purposes.

The Company has concluded that the measurement dates used with respect to nearly all of the New Hire and Promotion Grants during the Independent Review Period were not correct because the Company’s practice was to determine grant dates with the benefit of hindsight. The Company has determined that the appropriate measurement date for each New Hire and Promotion Grant was the date on which the Company set the terms of the award, or, where the Company could not identify such date based on all available evidence, the last date of the fiscal quarter in which a particular New Hire or Promotion Grant was made.

1999 Grant of Supplemental Options.    In the fourth quarter of 1999, following a decline in its stock price, the Company granted “supplemental” stock options to acquire 2.2 million shares of Company common stock (17.6 million shares on a split-adjusted basis) to a broad group of employees, including our former chief executive officer and other Section 16 officers. The supplemental options were granted in connection with the suspension of the vesting and exercisability of an equal number of options with exercise prices above $46.50 ($5.8125 on a split-adjusted basis) that had previously been granted to those employees (the “Suspended Options”). The supplemental options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis).

After taking into account all available evidence regarding the Suspended Options, the Company has concluded that, under APB 25, the grant of the supplemental options constituted an effective re-pricing subject to variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has determined that, under FAS 123, the grant of the supplemental options was a modification that required an incremental fair value charge to be recognized over the related vesting period.

2000 Reactivation of Suspended Options.    In 2000, the Company reactivated the vesting and exercisability of the Suspended Options. The Company has determined that, under APB 25 and FAS 123, the reactivation of the vesting and exercisability of the Suspended Options was a new stock option grant that should have had a new measurement date, and the Company has determined that the appropriate measurement date is the date grantees were again permitted to exercise their previously vested awards.

Cliff Vesting Options.    Prior to April 2000, the Company granted to employees certain stock options that vested 100% on the sixth or ninth anniversary of the date of grant (the “Cliff Vesting Options”). Under the terms of the options, the Company could elect to accelerate the vesting of all or a portion of the Cliff Vesting Options at its discretion. The Company followed a policy of accelerating the vesting of a consistent percentage of the Cliff Vesting Options, unless the option holder was subject to disciplinary action or performing at a less than satisfactory level. This resulted in nearly all option holders having their Cliff Vesting Options accelerated so they actually vested as if they had a 20% or 25% per year time-based vesting schedule (i.e., a four-year or five-year vesting period).

•

Grant of Cliff Vesting Options. Under APB 25, an award should be accounted for as a performance award if its cliff vesting terms are not considered to be substantive. Based on numerous factors, including evaluation of employee turnover rates, the Company has determined that the nine-year vesting term was not substantive in grants after January 1995 to middle management employees. Accordingly, these options should have been subject to variable accounting until each of their vesting dates. With respect to substantially all other Cliff Vesting Options, the Company has concluded that the cliff vesting term is substantive.

•

Acceleration of Cliff Vesting Options. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25)” (FIN 44), subsequent to July 1, 2000, the acceleration of the six- or nine-year cliff vesting term of a stock option constituted a modification. Accordingly, the Company should have measured the intrinsic value of the award at the date of the modification and recognized this amount as compensation cost on the termination of employment if, absent the acceleration, the award would have been forfeited pursuant to its original terms. Under FAS 123, the performance targets were taken into consideration when determining the expected term of the award and, therefore, the acceleration of vesting was not considered to be a modification of the terms.

Other Modifications of Option Terms. The Company has also determined that certain other actions were taken that resulted in the modification of option terms, as follows:

•

Options Modified Upon Terminations. On approximately 75 occasions from 1998 to 2005, the Company entered into amended employment or separation agreements with employees that resulted in the modification of vesting or cancellation terms of their stock option agreements. Under APB 25, the potential compensation expense of the modification should have been measured at the date of the modification and recognized if the employee ultimately received a benefit on the termination date. Under FAS 123, the modification should have been recognized at the date of the modification based upon the incremental fair value provided to the employee.

•

1999 Cancellation and Reissuance of Options. In the fourth quarter of 1999, the Company issued stock options to acquire an aggregate of 400,000 shares of Company common stock (3.2 million shares on a split-adjusted basis) to approximately 65 employees in exchange for the cancellation of an equal number of stock options that had previously been granted to those employees at various times earlier in 1999. The reissued stock options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis), which was lower than the exercise price of the cancelled options. The Company has determined that, under APB 25, this constituted a “re-pricing,” resulting in variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has concluded that, under FAS 123, this would also be viewed as a modification to the award and the incremental fair value in addition to the originally measured fair value should have been recognized over the remaining vesting period.

Related Tax Adjustments. The restatement in this Form 10-Q/A also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates — no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

Additional Information

Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A sets forth, for the periods ended March 31, 2006 and March 31, 2005, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of the Company’s historic stock option practices.

The Company also conducted a sensitivity analysis to assess how the restatement adjustments described in this Form 10-Q/A would have changed under two alternative methodologies for determining measurement dates for stock option grants made during the Independent Review Period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented in Item 2 of this Form 10-Q/A, for information regarding the incremental stock-based compensation cost that would result from using alternate measurement date determination methodologies. See “Cautionary Statements” in Item 2 for a discussion of certain risk factors related to the Company’s historic stock option practices.

Item 4 of this Form 10-Q/A describes management’s re-evaluation of the Company’s disclosure controls and procedures as of March 31, 2006. In light of the findings of the WilmerHale Report and the restatement of the Company’s financial statements, management concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of March 31, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of that date. As Item 4 of this Form 10-Q/A further describes, the Company had fully remediated the material weakness as of December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$7,844	$5,421
Short-Term Investments	522	590
Accounts Receivable, net	1,316	1,207
Assets Under Management	1,796	1,825
Deferred Income Taxes	684	650
Other Current Assets	1,462	854

Total Current Assets	13,624	10,547
Long-Term Investments	9,220	8,971
Property, Equipment and Capitalized Software, net	1,681	1,647
Goodwill	16,595	16,238
Other Intangible Assets, net	2,038	2,020
Other Assets	1,890	1,865

TOTAL ASSETS	$45,048	$41,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,124	$7,262
Accounts Payable and Accrued Liabilities	3,260	3,285
Other Policy Liabilities	3,148	1,845
Commercial Paper and Current Maturities of Long-Term Debt	1,073	3,261
Unearned Premiums	2,524	1,000

Total Current Liabilities	18,129	16,653
Long-Term Debt, less current maturities	6,426	3,834
Future Policy Benefits for Life and Annuity Contracts	1,785	1,761
Deferred Income Taxes and Other Liabilities	1,186	1,225
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,343 and 1,358 issued and outstanding	13	14
Additional Paid-In Capital	6,408	7,510
Retained Earnings	11,149	10,258
Accumulated Other Comprehensive Income:
Net Unrealized (Losses) Gains on Investments, net of tax effects	(48)	33

Total Shareholders’ Equity	17,522	17,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,048	$41,288

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
REVENUES
Premiums	$16,179	$10,127
Services	1,038	880
Products	165	26
Investment and Other Income	199	114

Total Revenues	17,581	11,147

OPERATING COSTS
Medical Costs	13,283	8,114
Operating Costs	2,531	1,710
Cost of Products Sold	137	16
Depreciation and Amortization	157	109

Total Operating Costs	16,108	9,949

EARNINGS FROM OPERATIONS	1,473	1,198
Interest Expense	(82)	(49)

EARNINGS BEFORE INCOME TAXES	1,391	1,149
Provision for Income Taxes	(500)	(413)

NET EARNINGS	$891	$736

BASIC NET EARNINGS PER COMMON SHARE	$0.66	$0.58

DILUTED NET EARNINGS PER COMMON SHARE	$0.63	$0.55

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,353	1,278
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	66	66

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,419	1,344

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net Earnings	$891	$736
Noncash Items:
Depreciation and Amortization	157	109
Deferred Income Taxes and Other	(227)	(68)
Stock-Based Compensation	90	69
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(606)	5
Medical Costs Payable	720	248
Accounts Payable and Other Accrued Liabilities	365	238
Unearned Premiums	1,500	(199)

Cash Flows From Operating Activities	2,890	1,138

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(555)	(19)
Purchases of Property, Equipment and Capitalized Software	(171)	(113)
Purchases of Investments	(930)	(1,857)
Maturities and Sales of Investments	580	1,590

Cash Flows Used For Investing Activities	(1,076)	(399)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(2,193)	(273)
Proceeds from Issuance of Long-Term Debt	3,000	500
Repayments of Convertible Subordinated Debentures	(91)	—
Common Stock Repurchases	(1,754)	(1,100)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	145	132
Stock-Based Compensation Excess Tax Benefits	143	68
Customer Funds Administered	1,412	19
Other	(53)	(3)

Cash Flows From (Used For) Financing Activities	609	(657)

INCREASE IN CASH AND CASH EQUIVALENTS	2,423	82
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,421	3,991

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,844	$4,073

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, except as discussed in Note 2, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission on the date hereof.

These condensed consolidated financial statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, historic stock option measurement dates, revenues, intangible asset valuations, asset impairments and contingent liabilities. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Adoption of FAS 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for employee stock option grants if the exercise price of a company’s stock option grant is at or above the fair market value of the underlying stock on the date of grant. FAS 123R requires the determination of the fair value of share-based compensation at the grant date and recognition of the related expense over the period in which the share-based compensation vests. The Company adopted FAS 123R effective January 1, 2006 using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

In March 2006, media reports questioned whether a number of companies, including UnitedHealth Group, had engaged in backdating stock option grants. Shortly thereafter, the Company was notified that the Securities and Exchange Commission (the “SEC”) had commenced an inquiry into the Company’s practices concerning stock option grants.

On April 4, 2006, the Company’s Board of Directors (the “Board”) created an independent committee comprised of three independent directors to review the Company’s option grant practices over the period from 1994 through 2005 (the “Independent Review Period”). The independent committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) as counsel for its independent review, and WilmerHale retained independent accounting advisors.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WilmerHale’s report of its findings (the “WilmerHale Report”) was furnished to the Board and publicly issued on October 15, 2006. WilmerHale’s findings include, among other things, that many of the stock option grants it reviewed were likely backdated, that a 1999 supplemental grant of stock options was not accounted for correctly in the Company’s financial statements and that the Company’s controls with respect to stock option grants were inadequate.

After substantially completing its analysis of the accounting adjustments necessary to reflect the findings of the WilmerHale Report, on November 8, 2006, the Company filed with the SEC a Current Report on Form 8-K reporting management’s conclusion, which the Audit Committee of the Board had approved, that — due solely to the Company’s historic stock option practices — the Company’s financial statements for the fiscal years ended December 31, 1994 through 2005, the interim periods contained therein, the quarter ended March 31, 2006 and all earnings and press releases, including for the quarters ended June 30, 2006 and September 30, 2006, and similar communications issued by the Company for such periods, and the related reports of the Company’s independent registered public accounting firm, should no longer be relied upon. The Form 8-K also reported that management had re-evaluated its assessment of the Company’s internal controls over financial reporting and had concluded that, as of December 31, 2005, the Company had a material weakness solely relating to stock option plan administration and accounting for and disclosure of stock option grants.

After completing its internal review of the accounting treatment for all option grants, management has concluded, and the Audit Committee of the Board has approved the conclusion, that the Company used incorrect measurement dates and made other errors described below in accounting for stock option grants and, accordingly, that the Company’s previously issued financial statements should be restated.

Summary of the Restatement Adjustments

As of January 1, 2006, the Company adopted FAS 123R, using the modified retrospective transition method. Under this method, all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of APB 25. Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option or purchase price, if any, were known.

The restatement principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three-month period ended March 31, 2005 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the current or prior periods.

The principal components of the restatement are as follows:

Revised Measurement Dates.    Based on the available evidence, the Company applied the methodologies described below to determine the appropriate measurement dates under both FAS 123 and APB 25 for grants in the following categories: (1) grants of approximately 80 million shares on a split-adjusted basis to Section 16 officers (“Section 16 Grants”); (2) grants of approximately 260 million shares on a split-adjusted basis to middle

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management and senior management employees (“Broad-Based Grants”); and (3) grants of approximately 50 million shares on a split-adjusted basis in connection with the hiring or promotion of employees (“New Hire and Promotion Grants”). As a result of this analysis, the Company has determined that, in most cases, the stated grant date was not the correct measurement date.

•	Section 16 Grants — Section 16 Grants, generally made to eight to twelve officers, required approval by the Compensation and Human Resources Committee of the Board (the “Compensation Committee”).

For the majority of Section 16 Grants, Compensation Committee approval was reflected in Written Actions. The WilmerHale Report concluded that the Written Actions were generally executed subsequent to the stated grant dates. (Under Minnesota corporate law, it is permissible to make a Written Action effective as of a date other than the date on which the last of the required signers affixes his or her signature, even if that effective date is before the last signature affixed.) Based on the available evidence, the Company has determined that the appropriate measurement date for each of these Section 16 Grants is the earlier of (a) the date on which a Form 4 (or other statement of changes in beneficial ownership) was filed with the SEC with respect to a particular officer’s grant or (b) the date on which the written action with respect to that grant was likely executed by a majority of the members of the Compensation Committee.

As to certain other Section 16 Grants, Compensation Committee approval occurred at a meeting or there was general Compensation Committee approval of the Section 16 Grant together with a delegation to the Chairman of the Compensation Committee to determine the final amount of stock options, grant date and exercise price for each Section 16 officer receiving options. The Company has determined, based on available evidence, that the appropriate measurement date for these Section 16 Grants is the earlier of (a) the date on which a Form 4 (or other statement of changes in beneficial ownership) was filed with the SEC with respect to a particular officer’s grant or (b) the date on which a resolution with respect to that grant was adopted at a meeting of the Compensation Committee or a decision was made by the Chairman of the Compensation Committee, if so delegated.

For option grants with stated grant dates in October 1999 that were made in connection with the entry of employment agreements for our former chief executive officer and our current chief executive officer (both of whom had been employed by the Company prior to that date), the Company has determined that the appropriate measurement date is the date on which the employment agreements were executed on behalf of the Company. With respect to stock option grants with a stated grant date in October 1999 that represented the number of additional stock options necessary to equal the minimum annual stock option grant provided for pursuant to each such employment agreement, the Company has determined that the appropriate measurement date is the last day of 1999, the calendar year in which the Company was contractually obligated to make the grants.

•

Broad-Based Grants — Between 1,500 and 4,000 middle and senior management employees periodically and customarily received options. As described in the WilmerHale Report, our former chief executive officer, acting pursuant to authority delegated to him by the Compensation Committee, chose the grant dates and overall amounts for Broad-Based Grants and ultimately reflected the Broad-Based Grants in CEO certificates.

The Company followed separate allocation processes to determine the particular recipients and individual option amounts of grants to middle management employees and senior management employees. In the majority of Broad-Based Grants, the process of allocating stock option grants among individual employees to both middle management and senior management continued beyond the stated grant date. After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee’s termination, administrative error corrections, promotion or individual performance reassessment.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on all available evidence, the Company has determined that the appropriate measurement date for Broad-Based Grants was the later of the following two dates: (a) the date on which the evidence identified by the Company indicated that a communication to or from our former chief executive officer refers to a particular grant, or the grant was presented to the Compensation Committee or (b) the date on which the allocation of the options to individual employees and grant process associated with the Broad-Based Grant was substantially complete. Where information is not available to evidence either (a) or (b) above, the Company has determined the appropriate measurement date to be the date on which the Company determined, based upon all available evidence, that the CEO Certificate for such grant was likely executed. Where option award amounts changed subsequent to the date the allocation process was substantially complete, the Company has determined that each award that was changed is a separate grant with its own measurement date and should not be considered indicative that the granting process was not complete.

•

New Hire and Promotion Grants — During the Independent Review Period, the Company granted stock options to approximately 2,500 employees in connection with their hire or promotion (“New Hire and Promotion Grants”).

For New Hire and Promotion Grants made prior to 2002, the Company typically chose grant dates by determining the lowest closing price of the Company’s common stock between the date of an event in the recruitment of the newly hired employee (e.g., date of first contact, date of an offer letter) or promotion of the employee and the end of the quarter in which the employee started work or was promoted. As a result of this practice, some employees received stock options with grant dates that were earlier than that employee’s start date. In 2002, the Company changed to a practice of determining grant dates for new hires and promotions to be the date of the lowest closing price of the Company’s common stock between the start date of employment or date of promotion and the end of the quarter in which the employee started work or was promoted. The Company historically used these stated grant dates as the measurement dates for accounting purposes.

The Company has concluded that the measurement dates used with respect to nearly all of the New Hire and Promotion Grants during the Independent Review Period were not correct because the Company’s practice was to determine grant dates with the benefit of hindsight. The Company has determined that the appropriate measurement date for each New Hire and Promotion Grant was the date on which the Company set the terms of the award, or, where the Company could not identify such date based on all available evidence, the last date of the fiscal quarter in which a particular New Hire or Promotion Grant was made.

1999 Grant of Supplemental Options.    In the fourth quarter of 1999, following a decline in its stock price, the Company granted “supplemental” stock options to acquire 2.2 million shares of Company common stock (17.6 million shares on a split-adjusted basis) to a broad group of employees, including our former chief executive officer and other Section 16 officers. The supplemental options were granted in connection with the suspension of the vesting and exercisability of an equal number of options with exercise prices above $46.50 ($5.8125 on a split-adjusted basis) that had previously been granted to those employees (the “Suspended Options”). The supplemental options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis).

After taking into account all available evidence regarding the Suspended Options, the Company has concluded that, under APB 25, the grant of the supplemental options constituted an effective re-pricing subject to variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has determined that, under FAS 123, the grant of the supplemental options was a modification that required an incremental fair value charge to be recognized over the related vesting period.

2000 Reactivation of Suspended Options.     In 2000, the Company reactivated the vesting and exercisability of the Suspended Options. The Company has determined that, under APB 25 and FAS 123, the reactivation of the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting and exercisability of the Suspended Options was a new stock option grant that should have had a new measurement date, and the Company has determined that the appropriate measurement date is the date grantees were again permitted to exercise their previously-vested awards.

Cliff Vesting Options.    Prior to April 2000, the Company granted to employees certain stock options that vested 100% on the sixth or ninth anniversary of the date of grant (the “Cliff Vesting Options”). Under the terms of the options, the Company could elect to accelerate the vesting of all or a portion of the Cliff Vesting Options at its discretion. The Company followed a policy of accelerating the vesting of a consistent percentage of the Cliff Vesting Options, unless the option holder was subject to disciplinary action or performing at a less than satisfactory level. This resulted in nearly all option holders having their Cliff Vesting Options accelerated so they actually vested as if they had a 20% or 25% per year time-based vesting schedule (i.e., a four-year or five-year vesting period).

•

Grant of Cliff Vesting Options. Under APB 25, an award should be accounted for as a performance award if its cliff vesting terms are not considered to be substantive. Based on numerous factors, including evaluation of employee turnover rates, the Company has determined that the nine-year vesting term was not substantive in grants after January 1995 to middle management employees. Accordingly, these options should have been subject to variable accounting until each of their vesting dates. With respect to substantially all other Cliff Vesting Options, the Company has concluded that the cliff vesting term is substantive.

•

Acceleration of Cliff Vesting Options. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25)” (FIN 44), subsequent to July 1, 2000, the acceleration of the six - or nine-year cliff vesting term of a stock option constituted a modification. Accordingly, the Company should have measured the intrinsic value of the award at the date of the modification and recognized this amount as compensation cost on the termination of employment if, absent the acceleration, the award would have been forfeited pursuant to its original terms. Under FAS 123, the performance targets were taken into consideration when determining the expected term of the award and therefore the acceleration of vesting was not considered to be a modification of the terms.

Other Modifications of Option Terms.    The Company has also determined that certain other actions were taken that resulted in the modification of option terms, as follows:

•

Options Modified Upon Terminations. On approximately 75 occasions from 1998 to 2005, the Company entered into amended employment or separation agreements with employees that resulted in the modification of vesting or cancellation terms of their stock option agreements. Under APB 25, the potential compensation expense of the modification should have been measured at the date of the modification and recognized if the employee ultimately received a benefit on the termination date. Under FAS 123, the modification should have been recognized at the date of the modification based upon the incremental fair value provided to the employee.

•

1999 Cancellation and Reissuance of Options. In the fourth quarter of 1999, the Company issued stock options to acquire an aggregate of 400,000 shares of Company common stock (3.2 million shares on a split-adjusted basis) to approximately 65 employees in exchange for the cancellation of an equal number of stock options that had previously been granted to those employees at various times earlier in 1999. The reissued stock options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis), which was lower than the exercise price of the cancelled options. The Company has determined that, under APB 25, this constituted a “re-pricing,” resulting in variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has concluded that, under FAS 123, this would also be viewed as a modification to the award and the incremental fair value in addition to the originally measured fair value should have been recognized over the remaining vesting period.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Tax Adjustments. The restatement in this Form 10-Q/A also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates — no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

Restatement Adjustments

The following table sets forth, on a year-by-year and for 2005, quarter-by-quarter basis, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices. The impact under FAS 123R of all errors is $13 million ($8 million net of tax) for the three months ended March 31, 2006, $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under APB 25 of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years.

Additionally, on January 1, 2006, our Uniprise business segment began reporting premiums and expenses on a gross basis for a large account where we have employed third-party reinsurance. Historically, revenues and expenses associated with this account were reported net of amounts ceded to an unaffiliated reinsurer. While the reinsurance contract has been in place for a number of years, recent accounting interpretations suggest this reinsurance arrangement be presented on a gross versus net basis. Prior period amounts have been restated to conform to the 2006 presentation. The restatement has no effect on our net earnings or shareholders’ equity as previously reported.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Adjustments

	FAS 123R - Current Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad-Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options	Option Modifications	Other Stock- Based Compensation (1)	Total Stock- Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
1995 (3)	$4	$—	$—	$—	$—	$—	$2	$6	$4	$10	$4	$3	$7
1996	5	—	—	—	—	—	1	6	3	9	4	2	6
1997	10	—	—	—	—	—	3	13	4	17	8	3	11
1998	14	1	—	—	—	11	6	32	3	35	22	2	24
1999	18	1	—	—	—	2	1	22	4	26	14	3	17
2000	9	6	25	83	—	3	3	129	5	134	94	3	97
2001	22	10	22	25	—	1	1	81	6	87	53	5	58
2002	35	9	—	16	—	1	1	62	(1)	61	44	1	45
2003	30	10	—	13	—	—	1	54	20	74	41	7	48

Total Impact through 2003	147	37	47	137	—	18	19	405	48	453	284	29	313
2004	27	8	—	4	—	2	—	41	(1)	40	31	13	44
First Quarter 2005	10	2	—	—	—	1	—	13	(11)	2	10	(3)	7
Second Quarter 2005	10	2	—	—	—	1	1	14	(27)	(13)	12	(11)	1
Third Quarter 2005	11	2	—	—	—	2	—	15	(26)	(11)	13	(13)	—
Fourth Quarter 2005	11	3	—	—	—	—	—	14	51	65	12	37	49

2005 Full Year	42	9	—	—	—	4	1	56	(13)	43	47	10	57
First Quarter 2006	9	2	—	—	—	—	—	11	2	13	6	2	8
Total Impact through First Quarter 2006	$225	$56	$47	$141	$—	$24	$20	$513	$36	$549	$368	$54	$422

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

(3)	The Company adopted FAS 123R effective January 1, 2006, using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Adjustments

	APB 25 - Historical Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad- Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options (3)	Option Modifications	Other Stock- Based Compensation (1)	Total Stock Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
pre-1994	$19	$4	$—	$—	$—	$—	$—	$23	$—	$23	$16	$—	$16
1994	2	—	—	—	—	—	—	2	—	2	1	—	1
1995	5	—	—	—	2	—	19	26	4	30	17	3	20
1996	8	1	—	—	1	—	18	28	3	31	20	2	22
1997	15	1	—	—	2	—	5	23	4	27	16	3	19
1998	20	2	—	—	2	23	10	57	3	60	40	2	42
1999	26	1	—	—	9	2	1	39	4	43	27	3	30
2000	63	10	81	40	35	14	6	249	5	254	177	3	180
2001	73	17	92	32	21	11	(1)	245	6	251	172	5	177
2002	52	12	43	13	17	6	1	144	(1)	143	100	1	101
2003	34	11	90	7	25	4	1	172	20	192	123	7	130

Total Impact through 2003	317	59	306	92	114	60	60	1,008	48	1,056	709	29	738
2004	22	10	151	1	—	16	1	201	(1)	200	145	13	158
First Quarter 2005	16	3	37	—	1	8	(1)	64	(11)	53	45	(3)	42
Second Quarter 2005	17	3	44	—	3	5	—	72	(27)	45	52	(11)	41
Third Quarter 2005	18	3	40	—	—	41	1	103	(26)	77	74	(13)	61
Fourth Quarter 2005	14	4	59	—	1	1	(1)	78	51	129	57	37	94

2005 Full Year	65	13	180	—	5	55	(1)	317	(13)	304	228	10	238
Total Impact through 2005	$404	$82	$637	$93	$119	$131	$60	$1,526	$34	$1,560	$1,082	$52	$1,134

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

(3)	Includes $50 million of stock-based compensation expense associated with performance-based awards granted on certain dates in 1996, 1997 and 1998, which have been accounted for as variable awards.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of the restatement adjustments on our pro forma net earnings and pro forma net earnings per share if we had recorded compensation costs based on the estimated grant date fair value accounting method as defined by FAS 123 for the three months ended March 31, 2005.

(in millions, except per share data)	For the Three Months Ended March 31, 2005
Net Earnings
APB 25
As Reported-APB 25	$779
Restatement Adjustments-APB 25:
Compensation Expense, net of tax effects	(45)
Other Adjustments, net of tax effects	3

As Restated-APB 25	$737

FAS 123 Pro Forma
As Restated-APB 25	$737
Less: APB 25 Compensation Expense, net of tax effects	45
FAS 123 Historical Compensation Expense, net of tax effects	(36)
Restatement Adjustments
FAS 123 Compensation Expense, net of tax effects	(10)

As Restated-FAS 123 Pro Forma	$736

Basic Net Earnings Per Common Share
As Reported-APB 25	$0.61
As Restated-APB 25	$0.58
As Restated-FAS 123 Pro Forma	$0.58
Diluted Net Earnings Per Common Share
As Reported-APB 25	$0.58
As Restated-APB 25	$0.55
As Restated-FAS 123 Pro Forma	$0.55

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Operations, Balance Sheets, and Statements of Cash Flows. The tables have been presented on both a FAS 123R basis, which the Company adopted on January 1, 2006, and on an APB 25 basis, which was used for all periods prior to January 1, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$9,871	$256	$10,127	$—	$—	$10,127
Services	902	(22)	880	—	—	880
Products	—	26	26	—	—	26
Investment and Other Income	114	—	114	—	—	114

Total Revenues	10,887	260	11,147	—	—	11,147

Operating Costs
Medical Costs	7,902	212	8,114	—	—	8,114
Operating Costs	1,620	85	1,705	(8)	13	1,710
Cost of Products Sold	—	16	16	—	—	16
Depreciation and Amortization	109	—	109	—	—	109

Total Operating Costs	9,631	313	9,944	(8)	13	9,949

Earnings From Operations	1,256	(53)	1,203	8	(13)	1,198
Interest Expense	(49)	—	(49)	—	—	(49)

Earnings Before Income Taxes	1,207	(53)	1,154	8	(13)	1,149
Provision for Income Taxes	(428)	11	(417)	1	3	(413)

Net Earnings	$779	$(42)	$737	$9	$(10)	$736

Basic Net Earnings per Common Share	$0.61	$(0.03)	$0.58	$0.01	$(0.01)	$0.58

Diluted Net Earnings per Common Share	$0.58	$(0.03)	$0.55	$0.01	$(0.01)	$0.55

Basic Weighted-Average Number of Common Shares Outstanding	1,278	—	1,278	—	—	1,278
Dilutive Effect of Common Stock Equivalents	62	(2)	60	2	4	66

Diluted Weighted-Average Number of Common Shares Outstanding	1,340	(2)	1,338	2	4	1,344

(1)	Includes $64 million of stock-based compensation and $19 million of deferred tax benefit associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Operations as well as an adjustment to premium revenue of $277 million, medical costs of $253 million and operating costs of $24 million to reflect a reinsurance contract on a gross basis. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.

(2)	Reflects $56 million of stock-based compensation and $20 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes $13 million of additional stock-based compensation and $3 million of related deferred tax benefit.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2006
	FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated
Revenues
Premiums	$16,207	$(28)	$16,179
Services	1,207	(169)	1,038
Products	—	165	165
Investment and Other Income	172	27	199

Total Revenues	17,586	(5)	17,581

Operating Costs
Medical Costs	13,373	(90)	13,283
Operating Costs	2,570	(39)	2,531
Cost of Products Sold	—	137	137
Depreciation and Amortization	157	—	157

Total Operating Costs	16,100	8	16,108

Earnings From Operations	1,486	(13)	1,473
Interest Expense	(82)	—	(82)

Earnings Before Income Taxes	1,404	(13)	1,391
Provision for Income Taxes	(505)	5	(500)

Net Earnings	$899	$(8)	$891

Basic Net Earnings per Common Share	$0.66	$—	$0.66

Diluted Net Earnings per Common Share	$0.63	$—	$0.63

Basic Weighted-Average Number of Common Shares Outstanding	1,353	—	1,353
Dilutive Effect of Common Stock Equivalents	68	(2)	66

Diluted Weighted-Average Number of Common Shares Outstanding	1,421	(2)	1,419

(1)	Includes $11 million of stock-based compensation and $5 million of deferred tax benefit associated with the restatement of our Condensed Consolidated Statement of Operations under FAS 123R. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Assets
Current Assets
Cash and Cash Equivalents	$5,421	$—	$5,421	$—	$—	$5,421
Short-Term Investments	590	—	590	—	—	590
Accounts Receivable, net	1,290	(83)	1,207	—	—	1,207
Assets Under Management	1,825	—	1,825	—	—	1,825
Deferred Income Taxes	645	5	650	—	—	650
Other Current Assets	869	(15)	854	—	—	854

Total Current Assets	10,640	(93)	10,547	—	—	10,547
Long-Term Investments	8,971	—	8,971	—	—	8,971
Property, Equipment, and Capitalized Software, net	1,647	—	1,647	—	—	1,647
Goodwill	16,206	32	16,238	—	—	16,238
Other Intangible Assets, net	2,020	—	2,020	—	—	2,020
Other Assets	1,890	(25)	1,865	—	—	1,865

Total Assets	$41,374	$(86)	$41,288	$—	$—	$41,288

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$7,301	$(39)	$7,262	$—	$—	$7,262
Accounts Payable and Accrued Liabilities	3,301	(16)	3,285	(95)	95	3,285
Other Policy Liabilities	1,824	21	1,845	—	—	1,845
Commercial Paper and Current Maturities of Long-Term Debt	3,261	—	3,261	—	—	3,261
Unearned Premiums	957	43	1,000	—	—	1,000

Total Current Liabilities	16,644	9	16,653	(95)	95	16,653
Long-Term Debt, less current maturities	3,850	(16)	3,834	—	—	3,834
Future Policy Benefits for Life and Annuity Contracts	1,761	—	1,761	—	—	1,761
Deferred Income Taxes and Other Liabilities	1,386	(134)	1,252	24	(51)	1,225
Commitments and Contingencies

Shareholders’ Equity
Common Stock	14	—	14	—	—	14
Additional Paid-In Capital	6,921	338	7,259	664	(413)	7,510
Retained Earnings	10,765	(283)	10,482	(593)	369	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	33	—	33	—	—	33

Total Shareholders’ Equity	17,733	55	17,788	71	(44)	17,815

Total Liabilities and Shareholders’ Equity	$41,374	$(86)	$41,288	$—	$—	$41,288

(1)	Includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $236 million, increase additional paid-in capital by $372 million and to decrease retained earnings by $231 million associated with the restatement of our historical APB 25 Consolidated Balance Sheet.

(2)	Reflects adjustments to decrease non-current deferred tax liabilities by $212 million, increase additional paid-in capital by $1,036 million and decrease retained earnings by $824 million associated with the adoption of FAS 123R under the modified retrospective method as of December 31, 2005 that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Consolidated Balance Sheet subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $51 million, decrease additional paid-in capital by $413 million and increase retained earnings by $369 million. Includes adjustments to our historic common stock repurchase accounting considering the increase in compensation recognized in relation to the timing of stock repurchase activity and the related impact to period end reclassifications within shareholders’ equity to restore additional paid-in capital.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2006
	FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated
Assets
Current Assets
Cash and Cash Equivalents	$7,839	$5	$7,844
Short-Term Investments	522	—	522
Accounts Receivable, net	1,309	7	1,316
Assets Under Management	1,796	—	1,796
Deferred Income Taxes	689	(5)	684
Other Current Assets	1,468	(6)	1,462

Total Current Assets	13,623	1	13,624
Long-Term Investments	9,220	—	9,220
Property, Equipment, and Capitalized Software, net	1,681	—	1,681
Goodwill	16,580	15	16,595
Other Intangible Assets, net	2,038	—	2,038
Other Assets	1,932	(42)	1,890

Total Assets	$45,074	$(26)	$45,048

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$8,181	$(57)	$8,124
Accounts Payable and Accrued Liabilities	3,177	83	3,260
Other Policy Liabilities	3,119	29	3,148
Commercial Paper and Current Maturities of Long-Term Debt	1,073	—	1,073
Unearned Premiums	2,480	44	2,524

Total Current Liabilities	18,030	99	18,129
Long-Term Debt, less current maturities	6,450	(24)	6,426
Future Policy Benefits for Life and Annuity Contracts	1,785	—	1,785
Deferred Income Taxes and Other Liabilities	1,163	23	1,186
Commitments and Contingencies

Shareholders’ Equity
Common Stock	13	—	13
Additional Paid-In Capital	6,841	(433)	6,408
Retained Earnings	10,840	309	11,149
Accumulated Other Comprehensive Income:
Net Unrealized Losses on Investments, net of tax effects	(48)	—	(48)

Total Shareholders’ Equity	17,646	(124)	17,522

Total Liabilities and Shareholders’ Equity	$45,074	$(26)	$45,048

(1)	Represents adjustments made to restate our Condensed Consolidated Balance Sheet subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to increase current income taxes payable by $96 million, decrease non-current deferred tax liabilities by $46 million, decrease additional paid-in capital by $418 million and increase retained earnings by $368 million. Includes adjustments to our historic common stock repurchase accounting considering the increase in compensation recognized in relation to the timing of stock repurchase activity and the related impact to period end reclassifications within shareholders’ equity to restore additional paid-in capital.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Operating Activities
Net Earnings	$779	$(42)	$737	$9	$(10)	$736
Noncash Items:
Depreciation and Amortization	109	—	109	—	—	109
Deferred Income Taxes and Other	16	(12)	4	(72)	—	(68)
Stock-Based Compensation	—	64	64	(8)	13	69
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances:
Accounts Receivable and Other Assets	12	(7)	5	—	—	5
Medical Costs Payable	264	(16)	248	—	—	248
Accounts Payable and Other Accrued Liabilities	239	(1)	238	—	—	238
Unearned Premiums	(213)	14	(199)	—	—	(199)

Cash Flows From Operating Activities	1,206	—	1,206	(71)	3	1,138

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(19)	—	(19)	—	—	(19)
Purchases of Property, Equipment and Capitalized Software	(113)	—	(113)	—	—	(113)
Purchases of Investments	(1,857)	—	(1,857)	—	—	(1,857)
Maturities and Sales of Investments	1,590	—	1,590	—	—	1,590

Cash Flows Used For Investing Activities	(399)	—	(399)	—	—	(399)

Financing Activities
Repayment of Commercial Paper, net	(273)	—	(273)	—	—	(273)
Proceeds from Issuance of Long-Term Debt	500	—	500	—	—	500
Common Stock Repurchases	(1,100)	—	(1,100)	—	—	(1,100)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	132	—	132	—	—	132
Stock-Based Compensation Excess Tax Benefit	—	—	—	71	(3)	68
Customer Funds Administered	19	—	19	—	—	19
Other	(3)	—	(3)	—	—	(3)

Cash Flows From (Used For) Financing Activities	(725)	—	(725)	71	(3)	(657)

Increase in Cash and Cash Equivalents	82	—	82	—	—	82
Cash and Cash Equivalents, Beginning of Period	3,991	—	3,991	—	—	3,991

Cash and Cash Equivalents, End of Period	$4,073	$—	$4,073	$—	$—	$4,073

(1)	Includes adjustments to operating cash flows for stock-based compensation and related tax effects associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Cash Flows, as well as operating cash flow adjustments due to immaterial adjustments, individually and in the aggregate, unrelated to historic stock option practices.

(2)	Reflects adjustments to operating cash flows for stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to operating cash flows for additional stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2006
	FAS 123R — Current Accounting Method
(in millions)	As Reported	Adjustments (1)	As Restated
Operating Activities
Net Earnings	$899	$(8)	$891
Noncash Items:
Depreciation and Amortization	157	—	157
Deferred Income Taxes and Other	(234)	7	(227)
Stock-Based Compensation	81	9	90
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances:
Accounts Receivable and Other Assets	(623)	17	(606)
Medical Costs Payable	738	(18)	720
Accounts Payable and Other Accrued Liabilities	400	(35)	365
Unearned Premiums	1,470	30	1,500

Cash Flows From Operating Activities	2,888	2	2,890

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(555)	—	(555)
Purchases of Property, Equipment and Capitalized Software	(171)	—	(171)
Purchases of Investments	(930)	—	(930)
Maturities and Sales of Investments	580	—	580

Cash Flows Used For Investing Activities	(1,076)	—	(1,076)

Financing Activities
Repayment of Commercial Paper, net	(2,193)	—	(2,193)
Proceeds from Issuance of Long-Term Debt	3,000	—	3,000
Repayments of Convertible Subordinated Debentures	(91)	—	(91)
Common Stock Repurchases	(1,754)	—	(1,754)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	145	—	145
Stock-Based Compensation Excess Tax Benefit	146	(3)	143
Customer Funds Administered	1,406	6	1,412
Other	(53)	—	(53)

Cash Flows From Financing Activities	606	3	609

Increase in Cash and Cash Equivalents	2,418	5	2,423
Cash and Cash Equivalents, Beginning of Period	5,421	—	5,421

Cash and Cash Equivalents, End of Period	$7,839	$5	$7,844

(1)

Represents adjustments made to restate our Condensed Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to operating cash flows for additional stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with the Centers for Medicare & Medicaid Services (“CMS”). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

•	CMS Premium — CMS pays a fixed monthly premium per member to the Company for the entire plan year.

•	Member Premium — Additionally, certain members pay a fixed monthly premium to the Company for the entire plan year.

•	Low-Income Premium Subsidy — For qualifying low-income members, CMS pays some or all of the member’s monthly premiums to the Company on the member’s behalf.

•

Catastrophic Reinsurance Subsidy — CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,600. A settlement is made based on actual cost experience subsequent to the end of the plan year.

•

Low-Income Member Cost Sharing Subsidy — For qualifying low-income members, CMS pays on the member’s behalf, some or all of a member’s cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS, and a settlement payment is made between CMS and the Company based on actual claims experience, subsequent to the end of the plan year.

•

CMS Risk-Share — If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5% above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk-share settlement with CMS subsequent to the end of the plan year. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and other receivables or liabilities.

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

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. For example, the Company is responsible for approximately

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share receivable to be received from CMS as of March 31, 2006 was $325 million.

During the first quarter, the Company recognized approximately $1.6 billion, or approximately 30%, of estimated full year Medicare Part D revenues, and $1.5 billion, or approximately 34%, of anticipated full year pharmacy benefit costs associated with active members as of March 31, 2006. The medical care ratio for the Medicare Part D product was 97% during the quarter ended March 31, 2006.

As a result of these contracts and the December 2005 acquisition of PacifiCare Health Systems, Inc., premium revenues from CMS, which have historically been approximately 10% of total revenues, increased to approximately 25% in the first quarter of 2006.

4.	Acquisitions

On February 24, 2006, the Company acquired John Deere Health Care, Inc. (JDHC). JDHC serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition strengthened our resources and capabilities in these areas. The operations of JDHC reside primarily within our Health Care Services and Uniprise segments. We paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of JDHC. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $370 million. Pending completion of a valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and goodwill of $310 million. The finite-lived intangible assets consist primarily of member lists, with an estimated weighted-average useful life of 15 years. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of JDHC have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the JDHC acquisition on our consolidated financial statements were not material. Our preliminary estimate of the acquired net tangible assets of $145 million, which is subject to further refinement, consisted mainly of cash, cash equivalents, investments, accounts receivable, property and equipment and other assets partially offset by medical payables and other current liabilities. JDHC has been renamed UnitedHealthcare Services Company of the River Valley, Inc.

On December 20, 2005, the Company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $7.1 billion. Pending completion of a valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $1.0 billion and associated deferred tax liabilities of $392 million, and goodwill of approximately $6.5 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $810 million; investments of $2.4 billion; accounts receivable and other current assets of $799 million; property, equipment and capitalized software and other assets of $311 million; medical costs payable of $1.4 billion and other liabilities of $1.2 billion.

We record liabilities related to integration activities in connection with business combinations when integration plans are finalized and approved by management within one year of the acquisition date in accordance with the requirements of the Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Liabilities recorded relate to activities that have no future economic benefit to the Company and represent contractual obligations. These liabilities result in an increase to goodwill acquired. At each reporting date, we evaluate our liabilities associated with integration activities and make adjustments as appropriate.

Integration activities finalized prior to March 31, 2006 relate to severance costs for certain workforce reductions primarily in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs. The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition for the three-month period ended March 31, 2006 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2005	$15	$30	$45
Additional integration costs accrued and estimate adjustments	29	(2)	27
Payments made against liability	(8)	—	(8)

Accrued integration liabilities at March 31, 2006	$36	$28	$64

The results of operations and financial condition of PacifiCare have been included in our consolidated financial statements since the acquisition date and for the entire three-month period ended March 31, 2006. The unaudited pro forma financial information presented below assumes that the acquisition occurred as of the beginning of the three-month period ended March 31, 2005. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the purchase price allocation, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the completion of the PacifiCare purchase price allocation may differ from the information presented below. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicative of the results of operations that would have occurred had the PacifiCare acquisition been consummated at the beginning of the period presented.

Pro forma — unaudited	For the Three Months Ended March 31, 2005
(in millions, except per share data)
Revenues	$14,583
Net Earnings	$807
Earnings Per Share:
Basic	$0.58
Diluted	$0.56

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

5.	Cash, Cash Equivalents and Investments

As of March 31, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$7,844	$—	$—	$7,844
Debt Securities — Available for Sale	9,327	37	(130)	9,234
Equity Securities — Available for Sale	223	19	(1)	241
Debt Securities — Held to Maturity	267	—	—	267

Total Cash and Investments	$17,661	$56	$(131)	$17,586

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table shows the gross unrealized losses and fair value of investments with unrealized losses that, in our judgment, are not other-than-temporarily impaired. These investments are aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in millions) (1):

	As of March 31, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agency obligations	$1,838	$(34)	$209	$(6)	$2,047	$(40)
State and municipal obligations	2,916	(35)	399	(10)	3,315	(45)
Corporate obligations	1,911	(39)	203	(6)	2,114	(45)

Total Debt Securities — Available for Sale	$6,665	$(108)	$811	$(22)	$7,476	$(130)

Total Equity Securities	$19	$(1)	$—	$—	$19	$(1)

(1)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations at March 31, 2006 were mainly caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. We evaluate impairment at each reporting period for each of the securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of our investment. We evaluated the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

A portion of the Company’s investments in equity securities consists of investments held by our UnitedHealth Capital business in various public and nonpublic companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care and related technology stocks will likewise impact the value of our equity portfolio. The equity securities were evaluated for severity and duration of unrealized loss, overall market volatility and other market factors.

We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. We do not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at March 31, 2006.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three-month periods ended March 31, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended March, 31,
	2006	2005
Gross Realized Gains	$29	$10
Gross Realized Losses	(3)	(8)

Net Realized Gains	$26	$2

We did not recognize any impairment charges for the three months ended March 31, 2006 and 2005, respectively.

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2006 and 2005, were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments / Adjustments	217	50	48	42	357

Balance at March 31, 2006	$14,081	$967	$780	$767	$16,595

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$7,505	$903	$406	$665	$9,479
Acquisitions and Subsequent Payments / Adjustments	6	1	1	12	20

Balance at March 31, 2005	$7,511	$904	$407	$677	$9,499

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2006 and December 31, 2005 were as follows ($ in millions):

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. For example, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Our medical costs payable estimates as of December 31, 2005 developed favorably by approximately $220 million in the first quarter of 2006. Our medical costs payable estimates as of December 31, 2004 developed favorably by approximately $190 million in the first quarter of 2005. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of March 31, 2006.

8.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2006		December 31, 2005
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$638	$638	$2,829	$2,829
3.0% Convertible Subordinated Debentures	35	35	432	432
5.2% Senior Unsecured Notes due January 2007	400	400	401	402
3.4% Senior Unsecured Notes due August 2007	535	536	535	537
3.3% Senior Unsecured Notes due January 2008	485	482	486	485
3.8% Senior Unsecured Notes due February 2009	241	240	243	242
Senior Unsecured Floating-Rate Notes due March 2009	650	650	—	—
4.1% Senior Unsecured Notes due August 2009	434	433	439	438
5.3% Senior Unsecured Notes due March 2011	742	744	—	—
4.9% Senior Unsecured Notes due April 2013	440	433	445	448
4.8% Senior Unsecured Notes due February 2014	238	237	245	245
5.0% Senior Unsecured Notes due August 2014	480	480	495	498
4.9% Senior Unsecured Notes due March 2015	471	473	493	490
5.4% Senior Unsecured Notes due March 2016	728	733	—	—
5.8% Senior Unsecured Notes due March 2036	844	808	—	—
Interest Rate Swaps	138	138	52	52

Total Commercial Paper and Debt	7,499	7,460	7,095	7,098
Less Current Maturities	(1,073)	(1,073)	(3,261)	(3,261)

Long-Term Debt, less current maturities	$6,426	$6,387	$3,834	$3,837

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.

(2)	Estimated based on third-party quoted market prices for the same or similar issues.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, our outstanding commercial paper had interest rates ranging from 4.7% to 4.8%.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.9% at March 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. As of March 31, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described in Note 4 and to retire a portion of the PacifiCare debt upon closing of the acquisition, as well as to refinance current maturities of long-term debt.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of March 31, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of March 31, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $138 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At March 31, 2006, the rates used to accrue interest expense on these agreements ranged from 4.8% to 5.4%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we were in compliance with the requirements of all debt covenants as of March 31, 2006. On August 28, 2006 we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our 5.8% Senior Unsecured Notes due March 15, 2036. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately after the filing of this Form 10-Q/A, we will file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately 91% of the convertible notes were tendered pursuant to the offer, for which we issued approximately 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million.

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

10.	Stock-Based Compensation and Other Employee Benefit Plans

As further described in Note 1 and Note 2, we adopted FAS 123R as of January 1, 2006. FAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options, stock appreciation rights and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed under FAS 123.

As of March 31, 2006, we had approximately 95.4 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	186.8	$23
Granted	2.1	$58
Exercised	(9.6)	$14
Forfeited	(1.0)	$32

Outstanding at End of Period	178.3	$24

Exercisable at End of Period	113.9	$15

As of March 31, 2006 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $ 9.77	45.3	3.4	$6	45.3	$6
$ 9.85 – $20.06	47.3	5.9	$17	42.1	$17
$20.06 – $38.88	54.2	7.6	$30	23.8	$27
$39.66 – $62.90	31.5	9.2	$50	2.7	$45

$ 1.68 – $62.90	178.3	6.4	$24	113.9	$15

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Risk-Free Interest Rate	4.1% – 4.5%	4.1% – 4.3%
Expected Volatility	24.2%	23.5%
Expected Dividend Yield	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%
Expected Life in Years	4.1	4.1

The risk-free interest rate is based on U.S Treasury yields in effect at the time of grant. Expected volatilities are based on a blend of the implied volatilities from traded options on our common stock and the historical volatility of our common stock. We use historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average fair value of stock options and SARs granted in the three months ended March 31, 2006 and 2005 was $14 per share and $12 per share, respectively. The aggregate fair value of stock options and SARs that vested during the three months ended March 31, 2006 and 2005 was $113 million and $145 million,

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of March 31, 2006, the aggregate intrinsic value of outstanding stock options and SARs was $5.7 billion, with a weighted-average remaining contractual term of 6.4 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $4.6 billion, with a weighted-average remaining contractual term of 5.2 years. The total intrinsic value of options and SARs exercised during the three months ended March 31, 2006 and 2005 was $423 million and $257 million, respectively.

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	March 31, 2006
	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at Beginning of Period	1.8	$58
Granted	0.1	$59
Vested	(0.1)	$32

Outstanding at End of Period	1.8	$58

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2006, we recognized compensation expense related to our stock-based compensation plans of $90 million ($57 million net of tax effects). For the three months ended March 31, 2005, we recognized compensation expense of $69 million ($44 million net of tax effects). Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statements of Operations. As of March 31, 2006, there was $750 million of total unrecognized compensation cost related to stock awards that is expected to be recognized over a weighted-average period of approximately 1.5 years.

For the three months ended March 31, 2006 and 2005, the income tax benefit realized from stock-based awards was $161 million and $96 million, respectively.

As further discussed in Note 9, we maintain a common stock repurchase program. The objective of our share repurchase program is to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for stock-based award exercises.

Our Employee Stock Purchase Plan allows employees to purchase the Company’s stock at a discounted price based on the lower of the price on the first day or the last day of the six-month purchase period. The compensation expense is included in the compensation expense amounts recognized and discussed above. We also offer a 401(k) plan for all employees of the Company.

We have provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for our current Chief Executive Officer (CEO), former CEO and certain nonexecutive officer employees (which were assumed in an acquisition). No additional amounts will accrue under the SERPs to our former CEO and current CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal amount in Long-Term Other Liabilities in the Condensed Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods as elected under the plan.

As further discussed in the Explanatory Note and in Note 2, the Company has restated its previously filed financial statements to reflect additional stock-based compensation expense and related tax effects following an independent investigation of its historic stock option practices.

11.	AARP

In January 1998, we entered into a ten-year contract with AARP to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance). Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.9 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at March 31, 2006 is sufficient to cover potential future underwriting and other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2006	December 31, 2005
Accounts Receivable	$431	$414
Assets Under Management	$1,748	$1,792
Medical Costs Payable	$1,020	$1,001
Other Policy Liabilities	$881	$939
Other Current Liabilities	$278	$266

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by the AARP Medicare Supplement Insurance program. We

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of March 31, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$387	$—	$—	$387
Debt Securities — Available for Sale	1,388	3	(30)	1,361

Total Cash and Investments	$1,775	$3	$(30)	$1,748

As of March 31, 2006, we had investments with an aggregate fair value of $210 million under the AARP agreement in a continuous unrealized loss position of $8 million for 12 months or greater. These investments are subject to the same processes and reviews as the rest of our investment portfolio, including impairment analyses. As a result of these reviews, as is further discussed in Note 5, we did not identify any other-than-temporary impairments. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and are, therefore, not included in our earnings.

Under a separate license agreement with AARP, we sell Medicare Prescription Drug benefit plans under the AARP brand name. We pay AARP a royalty under this agreement and assume all operational and underwriting risks and losses.

12.	Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2006	2005
Net Earnings	$891	$736
Change in Net Unrealized (Losses) Gains on Investments, net of tax effects	(81)	(90)

Comprehensive Income	$810	$646

13.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•

Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice provides network-based health and well-being services to

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiaries of state Medicaid, Children’s Health Insurance Programs and other government-sponsored health care programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services.

•	Specialized Care Services offers a comprehensive platform of specialty health, wellness and ancillary benefits, services and resources to specific customer markets nationwide.

•

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a national and international basis.

Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s estimate of fair value. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses.

The following table presents segment financial information for the three-month periods ended March 31, 2006 and 2005 (in millions):

Three Months Ended March 31, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,621	$1,044	$573	$144	$—	$17,382
Revenues — Intersegment	—	276	397	64	(737)	—
Investment and Other Income	174	14	11	—	—	199

Total Revenues	$15,795	$1,334	$981	$208	$(737)	$17,581

Earnings from Operations	$1,057	$209	$177	$30	$—	$1,473

Three Months Ended March 31, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$9,525	$1,015	$382	$111	$—	$11,033
Revenues — Intersegment	—	176	260	59	(495)	—
Investment and Other Income	101	8	5	—	—	114

Total Revenues	$9,626	$1,199	$647	$170	$(495)	$11,147

Earnings from Operations	$891	$172	$120	$15	$—	$1,198

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Legal Matters Relating to Historic Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the SEC relating to our historic stock option practices.

On May 17, 2006, we received a document request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were the named executive officers in our annual proxy statements.

On May 17, 2006, we received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the present relating to our stock option practices.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning our executive compensation and stock option practices. After filing an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, we filed a Motion for Protective Order, which was denied by the trial court. We are pursuing an appeal of the Order denying the Protective Order.

On December 19, 2006, we received from the SEC staff a formal order of investigation into the Company’s historic stock option practices.

We have also received requests for documents from U.S. Congressional committees relating to our historic stock option practices and compensation of executives. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former directors and officers as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Based on the existence of our Special Litigation Committee, defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as nominal defendant. On February 6, 2007, the State Court Judge entered an order staying the action pending resolution of the Special Litigation Committee process.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006 a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. We intend to vigorously defend against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated ERISA by allowing the plan to continue to hold company stock. Defendants filed a motion to dismiss on February 6, 2007. We intend to vigorously defend against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately after the filing of this Form 10-Q/A, we will file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgement action.

In addition, we may be subject to additional litigation or other proceedings or actions arising out of the Independent Committee’s review, the Special Litigation Committee’s review and the related restatement of our historical financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation, and regulatory reviews by the SEC, IRS, U.S. Attorney, U.S. Congressional committees and Minnesota Attorney General, the amount and timing of which are uncertain but which could be material.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving the Company and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. On January 31, 2006, the trial court dismissed all remaining claims against PacifiCare, and on June 19, 2006, the trial court dismissed all remaining claims against UnitedHealthcare brought by the lead plaintiff. The tag-along lawsuits remain outstanding. On July 27, 2006, the plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeals challenging the dismissal of UnitedHealthcare. We intend to vigorously defend against the action.

On March 15, 2000, the American Medical Association filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. We intend to vigorously defend against the action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We also are subject to a formal investigation of our historic stock option practices by the SEC, the Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees as described in Part II, Item 1 — “Legal Proceedings.” With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or contingent liabilities, which could be material.

Due to the financial restatements reflected in the 2006 Form 10-K to be filed with the SEC on the date hereof, we have determined that certain options exercised by our nonexecutive officer employees in 2006 were “discount options” subject to Section 409A of the Internal Revenue Code. We notified the Internal Revenue Service (IRS) on February 28, 2007 that we would participate in the IRS’s resolution program which allows us to pay our employees’ tax costs under Section 409A. As such, the Company will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheet. Additionally, we agreed to invest $200 million in companies who focus on providing services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

15.	Recent Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted FAS 123R, which revises FAS 123, “Accounting for Stock-Based Compensation.” See Note 2 for details on its impact to our Condensed Consolidated Financial Statements.

Accounting Standards Issued Subsequent to March 31, 2006

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position are recognized only if it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements. The cumulative effect of adopting this Interpretation will be recorded as a charge to retained earnings. We do not expect that the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108 registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material, when all relevant quantitative and qualitative factors are considered. We adopted SAB 108 on December 31, 2006.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans and recognition, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. FAS 158 also requires additional disclosures in the notes to the consolidated financial statements. We will adopt FAS 158 on December 31, 2006. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Condition or Results of Operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)

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

Financial Restatements

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A. The impact under Statement of Financial Accounting Standard (FAS) No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices is $13 million ($8 million net of tax) for the three months ended March 31, 2006, $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years. The Company also conducted a sensitivity analysis to assess how the restatement adjustment would have changed under two alternative methodologies for determining measurement dates. See “— Critical Accounting Policies and Estimates — Stock Option Measurement Dates” for details.

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

•	Earnings from operations of $1.5 billion, up $275 million, or 23%, over the prior year and up $176 million, or 14%, sequentially over the fourth quarter of 2005.

•

Cash flows from operations of $2.9 billion for the three months ended March 31, 2006, an increase of nearly $1.8 billion, or 154% compared to $1.1 billion for the first quarter of 2005, due in part to a $1.3 billion April CMS payment received in March 2006.

•

The consolidated medical care ratio of 82.1% increased from 80.1% in the first quarter of 2005, primarily due to the impact of the acquisition of PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 and the launch of the Medicare Part D program beginning January 1, 2006.

•	The operating cost ratio of 14.4% for the first quarter of 2006 improved from 15.3% in the first quarter of 2005.

	Three Months Ended March 31,
(In millions, except per share data)	2006	2005	Percent Change
Revenues	$17,581	$11,147	58%
Earnings from Operations	$1,473	$1,198	23%
Net Earnings	$891	$736	21%
Diluted Net Earnings Per Common Share	$0.63	$0.55	15%
Medical Care Ratio	82.1%	80.1%
Operating Cost Ratio	14.4%	15.3%
Return on Equity (annualized)	20.2%	27.5%
Operating Margin	8.4%	10.7%

UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion. The results of operations and financial condition of PacifiCare have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition date. On January 1, 2006, UnitedHealth Group began providing Medicare Part D prescription drug insurance coverage. The acquisition of PacifiCare and the new Medicare Part D product offering impacts the comparability of first quarter 2006 financial information to the prior year. We adopted FAS 123R as of January 1, 2006 using the modified retrospective transition method, under which all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (FAS 123).

Results of Operations

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions pharmacy benefit management (PBM) business, revenues are derived from both products sold and administrative services. Product revenues are recognized upon sale or shipment because the price is fixed and the member cannot return the drugs or receive a refund. Service revenues are recognized when the prescription claim is adjudicated. Product revenues also include sales of Ingenix syndicated content products, which are recognized as revenue upon shipment.

Consolidated revenues increased by $6.4 billion, or 58%, year-over-year in the first quarter of 2006 to $17.6 billion. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately $2.5 billion, or 22%, principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services, and growth in the total number of individuals served. Following is a discussion of first quarter consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues totaled $16.2 billion in the first quarter of 2006, an increase of $6.1 billion, or 60%, over the first quarter of 2005. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately $2.3 billion, or 23%, over the prior year.

UnitedHealthcare premium revenues increased by $2.0 billion, or 31%, to $8.3 billion in the first quarter of 2006. Excluding premium revenues from businesses acquired since the beginning of 2005, UnitedHealthcare premium revenues were essentially unchanged from the first quarter of 2005. This was primarily due to average net premium rate increases of 8% or above on UnitedHealthcare’s renewing commercial risk-based products offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations premium revenues increased by $3.9 billion, or 181%, to $6.0 billion in the first quarter of 2006. Excluding the impact of acquisitions, Ovations premium revenues increased by $2.1 billion, or 99%, driven primarily by the successful launch of the Medicare Part D program which contributed $1.6 billion of first quarter 2006 premium revenues, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. Specialized Care Services premium revenues increased by approximately $280 million in the first quarter of 2006 from the comparable period of 2005. This was primarily due to the PacifiCare acquisition and strong growth in the number of individuals served by several Specialized Care Services’ businesses under premium-based arrangements. The remaining premium revenue increase was from AmeriChoice’s Medicaid programs primarily driven by rate increases and an increase in the number of individuals served.

Service Revenues

Service revenues during the first quarter of 2006 totaled $1.0 billion, an increase of $158 million, or 18%, over the first quarter of 2005. Excluding the impact of acquisitions, service revenues increased by approximately 14% over the prior year. The increase in service revenues was driven primarily by aggregate growth of 9% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements since the first quarter of 2005, as well as annual rate increases. In addition, Ingenix service revenues increased by 23% due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Product Revenues

Product revenues during the first quarter of 2006 totaled $165 million, an increase of $139 million over the comparable period of 2005. This was primarily due to pharmacy revenues at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Investment and Other Income

Investment and other income during the first quarter of 2006 totaled $199 million, representing an increase of $85 million from the comparable period in 2005. Interest income increased by $61 million in the first quarter of 2006 from the comparable period in 2005, principally due to the impact of increased levels of cash and fixed-income investments, due in part to the acquisition of PacifiCare as well as higher yields on fixed-income investments. Net capital gains on sales of investments were $26 million in the first quarter of 2006 compared with net capital gains of $2 million in the first quarter of 2005.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio increased from 80.1% in the first quarter of 2005 to 82.1% in the first quarter of 2006. The medical care ratio increase resulted primarily from the impact of the acquisition of PacifiCare and the Medicare Part D program, both of which carry a higher medical care ratio than the historic UnitedHealth Group businesses.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, identified in the current period are included in total medical costs reported for the current period. Medical costs for the first quarter of 2006 include approximately $220 million of favorable medical cost development related to prior fiscal years. Medical costs for the first quarter of 2005 also include approximately $190 million of favorable medical cost development related to prior fiscal years.

Medical costs for first quarter 2006 increased $5.2 billion, or 64%, to $13.3 billion, due to the impact of businesses acquired since the beginning of 2005, medical costs associated with the new Medicare Part D program and a medical cost trend of 7% to 8% on commercial risk-based business. Medical costs associated with the new Medicare Part D program for first quarter 2006 were $1.5 billion. Medical trend was due to both medical inflation and increases in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the first quarter of 2006 was 14.4%, down from 15.3% in the comparable 2005 period. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

Operating costs for the first quarter of 2006 totaled $2.5 billion, an increase of $821 million, or 48%, over the first quarter of 2005. Excluding the impact of acquisitions, operating costs increased by approximately 17%. This increase was primarily due to the new Part D program as well as a 7% increase in the total number of individuals served by Health Care Services and Uniprise in the first quarter of 2006 compared to the first quarter of 2005 (excluding the impact of acquisitions), growth in Specialized Care Services and Ingenix, and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives, including cost savings associated with PacifiCare acquisition integration.

Cost of Products Sold

Cost of products sold during the first quarter of 2006 totaled $137 million, an increase of $121 million over the comparable period of 2005. This was primarily due to pharmacy sales at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Depreciation and Amortization

Depreciation and amortization was $157 million and $109 million for the three-month periods ended March 31, 2006 and 2005, respectively. The $48 million increase is primarily related to separately identifiable intangible assets acquired in business acquisitions since the beginning of 2005 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2005.

Income Taxes

Our effective income tax rate was 35.9% in each of the first quarters of 2006 and 2005.

Business Segments

The following summarizes the operating results of our business segments for three-month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2006	2005	Percent Change
Health Care Services	$15,795	$9,626	64%
Uniprise	1,334	1,199	11%
Specialized Care Services	981	647	52%
Ingenix	208	170	22%
Eliminations	(737)	(495)	nm

Consolidated Revenues	$17,581	$11,147	58%

nm = not meaningful

Earnings from Operations

	Three Months Ended March 31,
	2006	2005	Percent Change
Health Care Services	$1,057	$891	19%
Uniprise	209	172	22%
Specialized Care Services	177	120	48%
Ingenix	30	15	100%

Consolidated Earnings from Operations	$1,473	$1,198	23%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2006 revenues of $15.8 billion, representing an increase of $6.2 billion, or 64%, over the first quarter of 2005. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately $2.3 billion, or 24%.

UnitedHealthcare revenues increased by $2.1 billion, or 32%, to $8.7 billion in the first quarter of 2006. Excluding revenues from businesses acquired since the beginning of 2005, UnitedHealthcare revenues increased by approximately 3% over the first quarter of 2005. This increase was primarily due to average net premium rate increases of 8% or above on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s fee-based products offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations revenues increased by $4.0 billion to $6.2 billion in the first quarter of 2006. Excluding the impact of acquisitions, Ovations revenues increased by $2.1 billion, or 96%, driven primarily by the successful launch of the Medicare Part D program, which contributed $1.6 billion of first quarter 2006 revenues, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. The remaining increase in Health Care Services revenues is attributable to a 7% increase in AmeriChoice’s revenues, excluding the impact of acquisitions, driven primarily by rate increases and an increase in the number of individuals served by Medicaid products.

The Health Care Services segment had first quarter 2006 earnings from operations of $1.1 billion, representing an increase of $166 million, or 19%, over the first quarter of 2005. This increase was principally driven by acquisitions, increases in the number of individuals served by Ovations’ Medicare products and UnitedHealthcare’s fee-based products. The segment also benefited from productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration. UnitedHealthcare’s commercial medical care ratio increased to 79.4% in the first quarter of 2006 from 78.4% in the first quarter of 2005, mainly due to the impact of the acquisition of PacifiCare and changes in product, business and customer mix. Health Care Services’ first quarter 2006 operating margin was 6.7%, a decrease of 260 basis points over the first quarter of 2005. This decrease was driven mainly by the acquisition of PacifiCare and the new Medicare Part D program, which have lower operating margins than historic Health Care Services businesses.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands) (1):

	2006	2005
Commercial
Risk-based	9,955	7,675
Fee-based	4,600	3,380

Total Commercial	14,555	11,055
Medicare Advantage	1,295	345
Medicare Part D Stand-alone	3,315	—
Medicaid	1,345	1,260

Total Health Care Services	20,510	12,660

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of March 31, 2006 increased 3.5 million, or 32%, over the first quarter of 2005. Excluding the impact of acquisitions, commercial business enrollment increased by 470,000, or 4%, over the prior year. This included an increase of approximately 805,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 335,000 in the number of individuals served with commercial risk-based products due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products.

Excluding acquisitions, the number of individuals served by Ovations’ Medicare Advantage products increased by 165,000, or 48%, from the first quarter of 2005 due primarily to new customer relationships. Excluding the impact of acquisitions, AmeriChoice’s Medicaid enrollment remained relatively flat, primarily due to new customer gains offset by the withdrawal of participation in one market during 2005.

Uniprise

Uniprise revenues in the first quarter of 2006 were $1.3 billion, representing an increase of $135 million, or 11%, over the 2005 comparable period. Excluding revenues from businesses acquired since the beginning of 2005, Uniprise revenues increased by 7% over the first quarter of 2005. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise in the first quarter of 2006 over the first quarter of 2005, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 10.9 million and 10.5 million individuals as of March 31, 2006 and 2005, respectively.

Uniprise first quarter 2006 earnings from operations were $209 million, an increase of $37 million, or 22%, over the first quarter of 2005. Operating margin improved to 15.7% in the first quarter of 2006 from 14.3% in the comparable 2005 period. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $981 million in the first quarter of 2006, an increase of $334 million, or 52%, over the comparable 2005 period. Excluding the impact of acquisitions, revenues increased by 26% over the prior year. This increase was principally driven by an increase in the number of individuals served and rate increases.

Earnings from operations in the first quarter of 2006 of $177 million increased $57 million, or 48%, over the first quarter of 2005. Specialized Care Services’ operating margin decreased to 18.0% in the first quarter of 2006 from 18.5% in the comparable 2005 period. This decrease was due to a business mix shift toward higher revenue, lower margin products including the impact of the PacifiCare acquisition, partially offset by operational and productivity improvements within Specialized Care Services’ businesses.

Ingenix

Ingenix revenues in the first quarter of 2006 of $208 million increased by $38 million, or 22%, over the comparable 2005 period due primarily to new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005.

Earnings from operations were $30 million in the first quarter of 2006, up $15 million, or 100%, from the comparable 2005 period. The operating margin was 14.4% in the first quarter of 2006, up from 8.8% in the first quarter of 2005. These increases were driven by growth in the health information and contract research businesses, improved gross margins due to effective cost management and businesses acquired since the beginning of 2005. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

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

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our Board of Directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long- term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities are paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

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

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based insured business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future health care costs. In 2005, a hypothetical unexpected 1% increase in commercial insured medical costs would have reduced net earnings by approximately $130 million.

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

Cash flows from operating activities were $2.9 billion in the first quarter of 2006, representing an increase over the comparable 2005 period of $1.8 billion, or 154%. The increase in operating cash flows resulted primarily from an increase in unearned premiums due to the receipt of the $1.3 billion April 2006 Medicare premium payment from the CMS in March 2006. The remainder of the increase was due to other working capital improvements and an increase of $65 million in net income excluding depreciation, amortization and other noncash items.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2006 and December 31, 2005, we had commercial paper and debt outstanding of approximately $7.5 billion and $7.1 billion, respectively. Our debt-to-total-capital ratio was 30.0% and 28.5% as of March 31, 2006 and December 31, 2005, respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of March 31, 2006, our outstanding commercial paper had interest rates ranging from 4.7% to 4.8%.

On February 24, 2006, our Health Care Services business segment acquired John Deere Health Care, Inc. (JDHC). Under the terms of the purchase agreement, we paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of JDHC. We issued commercial paper to finance the JDHC purchase price. JDHC has been renamed UnitedHealthcare Services Company of the River Valley, Inc.

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

In March 2006, we refinanced commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at March 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. As of March 31, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

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

To more closely align interest costs with the floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. The aggregate liability recorded for all existing swaps was $137 million as of March 31, 2006. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the hedges are reported on our Condensed Consolidated Balance Sheet at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheet and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At March 31, 2006, the rates used to accrue interest expense on these agreements ranged from 4.8% to 5.4%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we are in compliance with the requirements of all debt covenants. On August 28, 2006 we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not filing our quarterly report on Form 10-Q for the quarter ended June 30,

2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately after the filing of this Form 10-Q/A, we will file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately 91% of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million.

Our senior debt is rated “A” with a negative outlook by Standard & Poor’s (S&P), “A” with a negative watch by Fitch, and “A3” with a negative outlook by Moody’s. Our commercial paper is rated “A-1” with a negative outlook by S&P, “F-1” with a negative watch by Fitch, and “P-2” with a negative outlook by Moody’s. Moody’s downgraded our rating in October 2006 citing concerns about corporate governance following the release of the WilmerHale Report (See Note 2). We do not expect this Moody’s downgrade to significantly affect our borrowing capacity or costs. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs. See “ — Cautionary Statements Relating to Our Historic Stock Option Practices — Credit Ratings” for additional information.

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

We currently have $1.0 billion remaining under our universal S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities), although we will be unable to issue securities on Form S-3 on a primary basis until we have timely filed all reports required to be filed with the SEC for a twelve-month period. We may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed a separate S-4 registration statement for the 99.2 million shares issued in connection with the December 2005 acquisition of PacifiCare described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 will be disclosed in our 2006 Form 10-K to be filed with the Securities and Exchange Commission on the date hereof. During the quarter ended March 31, 2006, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at March 31, 2006” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheet. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

Due to the financial restatements reflected in the 2006 Form 10-K to be filed with the SEC on the date hereof, we have determined that certain options exercised by our nonexecutive officer employees in 2006 were “discount options” subject to Section 409A of the Internal Revenue Code. We notified the Internal Revenue Service (IRS) on February 28, 2007 that we would participate in the IRS’s resolution program which allows us to pay our employees’ tax costs under Section 409A. As such, the Company will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (“CMS”). The Company contracts with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, coinsurance of 25% for the member and 75% for the Company up to an initial coverage limit of $2,250 of annual drug costs, no insurance coverage between $2,250 and $5,100 (except the member gets the benefit of the Company’s significant drug discounts), and catastrophic coverage for annual drug costs in excess of $5,100 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $3,600.

The Company’s contract with CMS includes risk-sharing provisions, wherein CMS retains approximately 75% to 80% of the losses or profits outside a pre-defined risk corridor. The risk-sharing provisions take effect if actual pharmacy benefit costs are more than 2.5% above or below expected cost levels as submitted by the Company in its initial contract application.

During 2006, members are permitted to enroll or disenroll in a Medicare Part D plan until May 15, 2006. Once enrolled, most members may change plans once before May 15, 2006 (although low-income members eligible for both Medicare and Medicaid are allowed to switch plans monthly). Contracts are generally non-cancelable by enrollees after May 15, 2006. After that date, enrollees may change plans every year between November 15 and December 31 to take effect January 1 of the following year.

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for a majority of a Medicare member’s drug costs up to $2,250, the member is responsible for their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,100, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims resulted in first quarter 2006 losses that would entitle the Company to risk-share adjustment payments from CMS. Accordingly, as of and for the three months ended March 31, 2006, we recorded a risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations of $325 million. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated at March 31, 2006 based on estimated costs incurred through that date. The final risk-share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

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

AARP

We have a ten-year contract with AARP, entered into in 1998, to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products. Under the terms of this Supplemental Health Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $4.9 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 to the Condensed Consolidated Financial statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance at March 31, 2006 is currently sufficient to cover potential future underwriting and other risks associated with the contract.

Under a separate license agreement with AARP, we sell Medicare Prescription Drug benefit plans under the AARP brand name. We assume all operational and underwriting risks and losses for these plans.

Regulatory Capital And Dividend Restrictions

We conduct a significant portion of our operations through subsidiaries that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus.

In 2005, based on 2004 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was approximately $1.6 billion. For the year ended December 31, 2005, the Company’s regulated subsidiaries paid over $2.1 billion in dividends to their parent companies, including approximately $500 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid us dividends of approximately $400 million through March 31, 2006.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of March 31, 2006, approximately $290 million of our $17.6 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs and stock option measurement dates. For a detailed description of all our critical accounting policies, see the Results of Operations section of the Consolidated Financial Statements to be included in the 2006 Form 10-K, which will be filed on the date hereof.

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

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using an analysis of claim adjudication patterns over the most recent 36-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated by the Company as of the date of estimation. For months prior to the most recent three months, we apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent three months as there is typically insufficient claim data available for those months to calculate credible completion factors. Accordingly, for the most recent three months, we estimate claim costs incurred primarily by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available and by reviewing a broad set of health care utilization indicators including, but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control. We also consider completion factors in developing medical cost estimates for the most recent months. This approach is consistently applied from period to period.

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of March 31, 2006:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$120
(0.50)%	$80
(0.25)%	$40
0.25%	$(40)
0.50%	$(80)
0.75%	$(120)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of March 31, 2006:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$236
2%	$158
1%	$79
(1)%	$(79)
(2)%	$(158)
(3)%	$(236)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.

(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on the Company’s historical experience in estimating its liabilities incurred but not reported benefit claims.

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

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs		Earnings from Operations
			As Restated (b)	As Adjusted (c)	As Restated (d)	As Adjusted (c)
2003	$150	$(60)	$21,482	$21,422	$2,671	$2,731
2004	$210	$(190)	$27,858	$27,668	$3,858	$4,048
2005	$400	$180 (e)	$33,669	$33,849	$5,080	$4,900	(e)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings, earnings from operations or shareholder’s equity as previously reported.

(c)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(d)	Restated to include the impact of FAS 123R, which we adopted effective January 1, 2006, as well as impacts associated with the restatement described in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements.”

(e)	For the first quarter of 2006, the Company recorded net favorable development of $220 million pertaining to 2005. The amount of prior period development in 2006 pertaining to 2005 will change as our December 31, 2005 medical costs payable estimate continues to develop throughout 2006.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of March 31, 2006, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of March 31, 2006; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2005 was driven primarily by growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. Assuming a hypothetical 1% difference between our March 31, 2006 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, first quarter 2006 earnings from operations would increase or decrease by $71 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

Historic Stock Option Measurement Dates

The selection by the Company of the methodologies described in Note 2 of the Notes to Condensed Consolidated Financial Statements to determine the measurement dates of stock option grants involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant. The Company believes it has used the most appropriate methodologies. The Company has conducted a sensitivity analysis to assess how the restatement adjustments would have changed under two alternative methodologies for determining measurement dates. The following table sets forth the incremental effect on earnings before income taxes that would result from using the alternate measurement date determination methodologies described below:

•

Communication Date.    This methodology would select as the measurement date the date on which stock option grants were communicated to employees, assuming that the communication date is readily identifiable. This was generally the date on which stock option awards became viewable by all optionees on the Company’s intranet portal for employee benefits. In the event the communication date was not readily available, with respect to Section 16 officers, this alternative methodology would select as the measurement date the date on which a Section 16 officer filed a Form 4 (or other statement of changes in beneficial ownership) with respect to a specific grant and, for employees who are not Section 16 officers, the date on which the Company has determined that the CEO Certificate was likely executed by the former CEO of the Company.

•

Legal Execution Date.    This methodology would select as the measurement date the date on which the Company has determined that the legal documentation approving a grant was likely executed, based on evaluation of all available information. For Section 16 Officers, this date is typically the date on which the Company has determined that the Written Action of the Compensation Committee was likely executed by a majority of the members of the Compensation Committee and, for all other employees, this date is typically the date on which the Company has determined that the CEO Certificate was likely executed by the former CEO of the Company.

	Decrease to Earnings Before Income Taxes
	FAS 123R — Current Accounting Method		APB 25 — Historical Accounting Method
Year	Communication Measurement Dates	Legal Execution Measurement Dates	Communication Measurement Dates	Legal Execution Measurement Dates
(in millions)
pre-1994	n/a	n/a	$—	$—
1994	n/a	n/a	—	—
1995	$—	$1	—	1
1996	—	1	—	1
1997	—	—	—	1
1998	—	1	—	1
1999	—	1	—	1
2000	—	41	—	54
2001	3	27	7	36
2002	3	19	4	23
2003	5	21	9	35
2004	8	19	12	25
2005	10	26	21	45
2006	14	31	n/a	n/a

Total Impact	$43	$188	$53	$223

First Quarter 2006	$4	$9	n/a	n/a

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

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. In October 2005, we sold the life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica of

$1.9 billion, of which $1.8 billion is classified in other noncurrent assets as of March 31, 2006. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of March 31, 2006, there were no other significant concentrations of credit risk.

The following cautionary statements have been updated to the date of this filing.

Cautionary Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q/A include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Quarterly Report on Form 10-Q/A and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-Q/A and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications.

Cautionary Statements Relating to Our Historic Stock Option Practices

Matters relating to or arising out of our historic stock option practices, including regulatory inquiries, litigation matters, downgrades in our credit ratings, and potential additional cash and noncash charges could have a material adverse effect on the Company.

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A, in early 2006, our Board of Directors initiated an independent review of the Company’s stock option practices from 1994 to 2005. The independent review was conducted by the Independent Committee with the assistance of independent counsel, WilmerHale, and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee and WilmerHale had completed their review of the Company’s stock option practices and reported the findings to the non-management directors of the Company. After completing an internal review of the accounting treatment for all stock option grants, we restated previously filed financial statements included in this Form 10-Q/A, we are subject to various regulatory inquiries, litigation matters and credit rating downgrades, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

The SEC is conducting a formal investigation into the Company’s historic stock option practices. In May 2006, the Company received a request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were named executive officers in the Company’s annual proxy statements. We also received a subpoena from the U.S. Attorney for the Southern District of New York in May 2006 requesting documents from 1999 to the present relating to the Company’s historic stock option practices. In June 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning the Company’s executive compensation and historic stock option practices. We have also received document requests from U.S. Congressional committees in connection with these issues. We have not resolved any of these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. See Part II, Item 1 — “Legal Proceedings” for a more detailed description of these inquiries and document requests.

Litigation Matters

We and certain of our current and former directors and officers are defendants in a consolidated federal securities class action, an ERISA class action, and state and federal shareholder derivative actions relating to our historic stock option practices. We also have received several shareholder demands relating to our historic stock option practices. Our Board of Directors has designated an unaffiliated Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the claims should be pursued.

In addition, following our announcement that we would delay filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of the indenture governing our debt securities. Subsequently, we filed an action in the U.S. District Court for the District of Minnesota, seeking a declaratory judgment that the Company is not in default under the terms of the indenture. The Company subsequently received a purported notice of acceleration from these holders who previously sent the notice of default that purports to declare an acceleration of the Company’s 5.80% Senior Unsecured Notes due March 15, 2036, of which an aggregate of $850 million principal amount is outstanding.

In connection with the departure of William W. McGuire, M.D., our former Chairman and Chief Executive Officer, we received an order from the U.S. District Court for the District of Minnesota in November 2006 granting a joint motion for temporary injunctive relief made by plaintiffs and Dr. McGuire. According to the order, Dr. McGuire is preliminarily enjoined from exercising any Company stock options without Court approval, and the Company and Dr. McGuire are preliminarily enjoined from taking any further action pursuant to or having any effect on Dr. McGuire’s employment agreement, as amended, and other related agreements, and while the preliminary injunction is in effect, no payments will be made to Dr. McGuire under these agreements, including any payments under Dr. McGuire’s Supplemental Employee Retirement Plan.

These actions are in preliminary stages, and we cannot provide assurance that their ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 1 — “Legal Proceedings” for a more detailed description of these proceedings and shareholder demands.

In addition, we may be subject to additional litigation or other proceedings or actions arising out of the Independent Committee’s review, the Special Litigation Committee’s review and the related restatement of our historical financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Credit Ratings

As a result of their concerns related to our historic stock option practices, Moody’s downgraded our A2 senior debt rating to A3 with a negative outlook in October 2006 and AM Best downgraded our financial strength ratings from A+ to A with a negative outlook in November 2006. Standard & Poor’s and FitchRatings confirmed their existing ratings and their negative outlook (Standard & Poor’s) and negative watch (FitchRatings) on the Company’s ratings. If our business results deteriorate significantly, or if there is an event, outcome or action as a result of the regulatory inquiries and document requests or the pending civil litigation, which is materially adverse to the Company, our credit ratings may be further downgraded. A significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

Potential Additional Cash and Noncash Charges

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company, after completing its internal review of accounting treatment of all stock option grants, and after consultation with the SEC’s Office of the Chief Accountant on certain interpretive accounting issues, recorded additional cash and noncash stock-based compensation expenses, and related tax effects, with regard to certain past stock option grants, and restated previously filed financial statements included in this Form 10-Q/A. While we believe we have made appropriate judgments in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation and regulatory reviews by the SEC, IRS, U.S. Attorney, U.S. Congressional committees and Minnesota Attorney General, the amount and timing of which are uncertain but which could be material.

Cautionary Statements Relating to Our Business

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before the contract commences. We base the premiums we charge on our estimate of future health care costs over the fixed premium period; however, medical cost inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2005 would have been reduced by approximately $130 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

We face competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., Kaiser Permanente and WellPoint, Inc., numerous for-profit organizations and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and enterprises that serve more limited geographic areas. Our Specialized Care Services and Ingenix segments also compete with a number of businesses. The addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities or resources that give them a competitive advantage. Greater market share, established reputation, superior supplier or provider arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

Our relationship with AARP is important.

Under our ten-year contract with AARP, which commenced in 1998, we provide Medicare Supplement insurance, hospital indemnity insurance, health insurance focused on those ages 50 to 64 and other products to AARP members. As of March 31, 2006, this Supplemental Health Insurance program represented approximately $4.9 billion in annual net premium revenue from approximately 3.8 million AARP members. We also have a separate license agreement with AARP to brand certain of our Medicare Part D prescription drug plans. The AARP contracts may be terminated by us or AARP at the end of their respective initial terms and may also be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the effects of changes in Medicare remain uncertain.

The changes in Medicare as a result of the Medicare Modernization Act of 2003 (MMA) and the rules and regulations promulgated thereunder are complex and wide-ranging and continue to affect our businesses. We have taken advantage of new opportunities created by the MMA to partner with the federal government, including Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, Private Fee for Service Plans and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. Legislative or regulatory changes to these programs could have a significant impact on us. Additionally, our ability to successfully participate in the Medicare Part D program depends in part on coordination of information and information systems between us, Centers for Medicare & Medicard Services (CMS) and state governments. The inability to receive correct information due to systems issues by the federal government, the applicable state government or us could adversely affect our business. Additionally, our participation in the Medicare Part D program is based upon certain assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare Part D program or otherwise, our results could be materially affected. Any positive or negative developments for the Medicare Part D program as a whole are likely to have a significant impact on us as a result of the size of our enrollment in our Medicare Part D program.

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

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of acquisitions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

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

State legislatures and Congress continue to focus on health care issues. Legislative and regulatory proposals at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; mandated benefits and minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; use and maintenance of individually identifiable health information; medical malpractice litigation; and government-sponsored programs. We cannot predict if any of these initiatives will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be, but their enactment could increase our costs, expose us to expanded liability, require us to revise the ways in which we conduct business or put us at risk for loss of business.

We typically are involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

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

In addition, we have capitation arrangements with some physicians, hospitals and other health care providers. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the capitated member. Under some capitated arrangements, the provider may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the provider. To the extent that a capitated provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated provider and for which we have already paid the provider under the capitation arrangement.

The nature of our business exposes us to litigation risks.

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by provider groups. See Part II, Item 1 — “Legal Proceedings” for a more detailed description of our pending litigation matters.

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

Our businesses providing PBM services face regulatory and other risks associated with the pharmacy benefits management industry that may differ from the risks of providing managed care and health insurance products.

In connection with the PacifiCare merger, we acquired a PBM business, Prescription Solutions. We also provide pharmacy benefits management services through UnitedHealth Pharmaceutical Solutions. Prescription Solutions and UnitedHealth Pharmaceutical Solutions are subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies. While we do not believe that the PBM is a fiduciary, if a court were to determine that our PBM business acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and drug management programs, contracting network practices, specialty drug distribution and other transactions. Our PBM also conducts business as a mail order pharmacy, which subjects it to extensive federal, state and local laws and regulations, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. The failure to adhere to these laws and regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with purported errors by our mail order pharmacy.

Our businesses depend on effective information systems and the integrity of the data in our information systems.

Our ability to adequately price our products and services, to provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of technology initiatives, changes in our system platforms and integration of new business acquisitions, we have been taking steps to consolidate the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

The value of our intangible assets may become impaired.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.6 billion as of March 31, 2006, representing approximately 40% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data. Most are derived from the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

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

As discussed in the Explanatory Note preceding Part I, in light of the findings of the WilmerHale Report and the restatement of the Company’s financial statements, management re-evaluated the assessment presented in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As reported in a Current Report on Form 8-K filed with the SEC on November 8, 2006, management concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of December 31, 2005 and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

Re-Evaluation of Disclosure Controls and Procedures as of March 31, 2006

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-Q/A, management re-evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of March 31, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2006

During the first quarter of 2006, the Company took the following actions to address what appeared to be deficiencies which, in light of the matters discussed above, were subsequently identified as a material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•	The Company strengthened its policies relating to stock option grants, including a requirement that any modifications receive the prior approval of both senior finance and human capital personnel.

•	The Company improved communication between the Company’s human capital, legal and finance departments relating to stock option grants and administrative practices.

•

The Company enhanced training and education to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of the Company’s stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments.

During the first quarter of 2006, we completed the implementation of changes in certain processes, information technology systems, and other components of internal control over financial reporting as a result of integration activities following our acquisition of PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 and the initiation of the new Medicare Part D product offering in January 2006. We expect to make additional changes to our processes, systems and other components of internal control over financial reporting as we continue our PacifiCare integration activities and continue to perform services relating to the new Medicare Part D products.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting Subsequent to the Quarter Ended March 31, 2006

During the remainder of 2006, the Company took the following additional actions to remediate the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•	The Board of Directors took the following actions related to the Company’s historic stock option granting practices:

•

Formed an Independent Committee to perform an independent investigation of the Company’s historic option granting practices from 1994 to 2005. The Independent Committee retained independent counsel, WilmerHale, which was assisted by accounting advisors and was given full access to Company documents and personnel. The full WilmerHale Report was posted immediately on the Company’s Web site and copies were provided to the SEC and U.S. Attorney’s office. The restatement of the Company’s financial statements reflects the Company’s analysis of the accounting adjustments necessary to address WilmerHale’s findings, as well as other accounting adjustments described in Form 10-Q that were not related to the findings in the WilmerHale Report.

•

Formed an independent Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, to investigate the claims raised in the shareholder derivative actions and demands related to the Company’s historic stock option granting practices. The Special Litigation Committee retained independent legal counsel, which is assisted by accounting advisors, and was given full access to Company documents and personnel.

•	The Board of Directors took the following actions related to the Company’s policy governing the granting of equity awards:

•	Required that all grants of equity awards to employees are to be made at the sole discretion of the Compensation Committee and no authority to grant equity awards is delegated to management.

•

Required that all grants of equity awards in connection with commencement of employment or the promotion or retention of existing employees are to be made at regularly scheduled quarterly meetings of the Compensation Committee.

•

Provides that all broad-based grants of equity awards to employees are only to be considered by the Compensation Committee on an annual basis at the meeting of the Compensation Committee held in connection with the Company’s Annual Meeting of Shareholders.

•	Amended the Compensation Committee charter to remove the delegation of authority to the Chair of the Compensation Committee to grant equity awards to executive officers of the Company.

•	Amended the Compensation Committee charter to clarify the responsibilities of the Compensation Committee to oversee and administer the Company’s equity incentive compensation plans.

•	The Company recommended, and the Compensation Committee approved, a policy regarding equity awards that:

•	Documents the actions taken by the Board of Directors referred to above.

•

Permits that, in the event that the Compensation Committee determines not to make equity awards on the dates set forth above because the Company is in possession of material nonpublic information on that date, then the Compensation Committee may grant such equity awards on a later date, which need not be a regularly scheduled Committee meeting, when the Company is no longer in possession of material nonpublic information.

•	Requires that the date of grant of an equity award shall only be the date on which the Compensation Committee acts to authorize the equity award.

•

Addresses equity award approval requirements, award levels, award date requirements, awards to individuals with significant stock ownership, modifications to existing awards, and review of and amendments to equity award policies.

•	The Company took the following actions to strengthen its internal control processes relating to equity awards:

•

Engaged an outside professional services firm to review and advise the Company on improving the design of the control environment around the Company’s equity award initiation and modification, equity award approval, equity award administration and equity exercise administration processes.

•

Evaluated and enhanced the design and documentation of the end-to-end process for equity compensation, including grant initiation, grant approval, grant administration, exercise administration and grant modification.

•

Evaluated, strengthened and implemented processes and controls throughout the end-to-end process, including controls to ensure cross-functional communication, controls around the oversight and approval for all equity grant activity and controls around the preparation and review of stock based compensation information in the Company’s financial reports.

•

Established an Equity Award Working and Oversight Group, comprised of senior tax, legal, human capital and accounting/finance personnel, to review all recommended equity awards to employees prior to consideration by the Compensation Committee and, following each Compensation Committee action, to review the equity awards granted by the Compensation Committee.

•

Further enhanced training and education to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of the Company’s stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments

•

Engaged an outside professional services firm to conduct regular testing of controls relating to equity award initiation and modification, equity award approval, equity award administration and equity exercise administration processes and report the results of its review to the Compensation Committee on a quarterly basis.

•	The Company made the following personnel changes during the fourth quarter of 2006:

•	The Company’s Chief Executive Officer, General Counsel and head of Human Resources left the Company;

•	The Board of Directors split the roles of CEO and Chairman of the Board and appointed Richard T. Burke to serve as nonexecutive Chairman of the Board;

•	Stephen J. Hemsley was appointed Chief Executive Officer and President of the Company;

•	G. Mike Mikan was appointed Executive Vice President and Chief Financial Officer of the Company;

•	Eric S. Rangen was appointed Senior Vice President and Chief Accounting Officer of the Company; and

•	Karen L. Erickson was appointed Senior Vice President and Controller of the Company.

•	Certain former and current senior executives of the Company took the following actions:

•

Executed written agreements to reset the exercise prices of all applicable exercised and unexercised options granted to such executives with recorded grant dates between 1994 and 2002 to ensure that there is no potential for financial gain from the incorrect dating of any option.

•	CEO Stephen J. Hemsley has acted to relinquish the value of all stock options he received for which the vesting and exercisability were suspended in 1999 and reinstated in 2000.

During the fourth quarter of 2006, the Company completed testing to assess the effectiveness of its remedial measures and, based on that testing, concluded that the material weakness in internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants was fully remediated and no longer existed as of December 31, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters Relating to Our Historic Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the SEC relating to our historic stock option practices.

On May 17, 2006, we received a document request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were the named executive officers in our annual proxy statements.

On May 17, 2006, we received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the present relating to our stock option practices.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning our executive compensation and stock option practices. After filing an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, we filed a Motion for Protective Order which was denied by the trial court. We are pursuing an appeal of the Order denying the Protective Order.

On December 19, 2006, we received from the SEC staff a formal order of investigation into the Company’s historic stock option practices.

We have also received requests for documents from U.S. Congressional committees relating to our historic stock option practices and compensation of executives. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former directors and officers as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Based on the existence of our Special Litigation Committee, defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as nominal defendant. On February 6, 2007, the State Court Judge entered an order staying the action pending resolution of the Special Litigation Committee process.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. We intend to vigorously defend against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated ERISA by allowing the plan to continue to hold company stock. Defendants filed a motion to dismiss on February 6, 2007. We intend to vigorously defend against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately after the filing of this Form 10-Q/A, we will file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

Beginning in 1999, a series of class action lawsuits were filed against both UnitedHealthcare and PacifiCare, and virtually all major entities in the health benefits business. In December 2000, a multidistrict litigation panel consolidated several litigation cases involving the Company and our affiliates in the Southern District Court of Florida, Miami division. Generally, the health care provider plaintiffs allege violations of ERISA and the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed policies intended to maximize profits. Other allegations include breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification and that order was reviewed by the Eleventh Circuit

Court of Appeals. The Eleventh Circuit affirmed the class action status of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. During the course of the litigation, there have been co-defendant settlements. On January 31, 2006, the trial court dismissed all remaining claims against PacifiCare, and on June 19, 2006, the trial court dismissed all remaining claims against UnitedHealthcare brought by the lead plaintiff. The tag-along lawsuits remain outstanding. On July 27, 2006, the plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeals challenging the dismissal of the claims against UnitedHealthcare. We intend to vigorously defend against the action.

On March 15, 2000, the American Medical Association filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed on January 11,2002. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. We intend to vigorously defend against the action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare & Medicaid Services (CMS), state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional Committees, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We are also subject to a formal investigation of our historic stock option practices by the SEC, the IRS, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees as described in “Legal Matters Relating to Our Historic Stock Option Practices” above. We generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of the regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities which could be material.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheet.

Additionally, we agreed to invest $200 million in companies who focus on providing services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

Item 1A.	Risk Factors

A description of our risk factors is included in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Current Report on Form 8-K filed dated January 18, 2007. Set forth below is a summary of the material changes to the risk factors that we previously disclosed:

•	We have updated the risk factors relating to the review of our stock option practices and pending regulatory inquiries and litigation;

•

We have updated the risk factors relating to our relationship with AARP, changes in Medicare, government regulations, our litigation exposures, our business providing PBM services, and our information systems; and

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

First Quarter 2006

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 31, 2006	11,744,200		$59.90	11,744,200	43,800,900
February 28, 2006	5,964,200		$58.58	5,964,200	37,836,700
March 31, 2006	12,394,500	(2)	$56.21	12,394,100	25,442,600

TOTAL	30,102,900		$58.17	30,102,500

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program. During the quarter ended March 31, 2006, except as set forth in footnote 2 below, the Company did not repurchase any shares other than through this publicly announced program.

(2)	Includes 400 shares of common stock withheld by the Company, as permitted by the applicable equity award certificate, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Item 6.	Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number		Description

3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3	(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: March 6, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: March 6, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: March 6, 2007

EXHIBITS

Exhibit Number		Description
3	(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3	(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3	(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3	(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3	(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4	(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4	(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002