Form 10-Q
period 2006-06-30
UNITEDHEALTH GROUP INC
filed 2007-03-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of February 15, 2007, there were 1,354,320,209 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

EXPLANATORY NOTE

In this Form 10-Q, UnitedHealth Group Incorporated (“UnitedHealth Group” or the “Company”) is restating its Condensed Consolidated Balance Sheet as of December 31, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2005. This Form 10-Q also reflects the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-Q for the quarter ended June 30, 2005 as it related to the period ended June 30, 2005.

Immediately prior to the filing of this Form 10-Q, the Company filed an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2006 (the “Form 10-Q/A”), and immediately after the filing of this Form 10-Q, the Company will file a quarterly report on Form 10-Q for the quarter ended September 30, 2006 and an annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The Form 10-Q/A contains restated financial information for the periods ended March 31, 2005 and March 31, 2006; the Form 10-Q for the quarter ended September 30, 2006 will contain restated financial information for the period ended September 30, 2005. In the 2006 Form 10-K, the Company will restate its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and December 31, 2004 and quarterly financial data for the quarter ended December 31, 2005. The 2006 Form 10-K will also reflect the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the fiscal year ended December 31, 2005 as it related to the fiscal years ended December 31, 2005 and December 31, 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q (other than for the quarter ended March 31, 2006, which has been amended by the Form 10-Q/A) have not been amended and should not be relied upon.

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

Summary of the Restatement Adjustments

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), using the modified retrospective transition method. Under this method, all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under FAS 123. Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option or purchase price, if any, were known.

The restatement in this Form 10-Q principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three- and six-month periods ended June 30, 2005 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the periods ended June 30, 2006 or prior periods.

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

Related Tax Adjustments.    The restatement in this Form 10-Q also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates — no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

Additional Information

Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q sets forth, for the periods ended June 30, 2005, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of the Company’s historic stock option practices.

The Company has conducted a sensitivity analysis to assess how the restatement adjustments described in this Form 10-Q would have changed under two alternative methodologies for determining measurement dates for stock option grants made during the Independent Review Period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented in Item 2 of this Form 10-Q, for information regarding the incremental stock-based compensation cost that would result from using alternate measurement date determination methodologies. See “Cautionary Statements” in Item 2 for a discussion of certain risk factors related to the Company’s historic stock option practices.

Item 4 of this Form 10-Q describes management’s conclusion that, although the Company had taken significant remedial actions during the first and second quarters of 2006, the Company continued to have a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of June 30, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of June 30, 2006. As Item 4 of this Form 10-Q further describes, the Company had fully remediated the material weakness as of December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2006	December 31, 2005
		(As Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$9,472	$5,421
Short-Term Investments	584	590
Accounts Receivable, net	1,350	1,207
Assets Under Management	1,819	1,825
Deferred Income Taxes	627	650
Other Current Assets	1,626	854

Total Current Assets	15,478	10,547
Long-Term Investments	8,937	8,971
Property, Equipment and Capitalized Software, net	1,666	1,647
Goodwill	16,619	16,238
Other Intangible Assets, net	2,005	2,020
Other Assets	1,932	1,865

TOTAL ASSETS	$46,637	$41,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,171	$7,262
Accounts Payable and Accrued Liabilities	3,803	3,285
Other Policy Liabilities	3,702	1,845
Commercial Paper and Current Maturities of Long-Term Debt	939	3,261
Unearned Premiums	2,653	1,000

Total Current Liabilities	19,268	16,653
Long-Term Debt, less current maturities	6,426	3,834
Future Policy Benefits for Life and Annuity Contracts	1,799	1,761
Deferred Income Taxes and Other Liabilities	1,106	1,225
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common Stock, $0.01 par value per share — 3,000 shares authorized; 1,338 and 1,358 issued and outstanding	13	14
Additional Paid-In Capital	6,029	7,510
Retained Earnings	12,089	10,258
Accumulated Other Comprehensive Income:
Net Unrealized (Losses)/Gains on Investments, net of tax effects	(93)	33

Total Shareholders’ Equity	18,038	17,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,637	$41,288

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
REVENUES
Premiums	$16,439	$10,327	$32,618	$20,454
Services	1,065	906	2,103	1,786
Products	165	17	330	43
Investment and Other Income	194	129	393	243

Total Revenues	17,863	11,379	35,444	22,526

OPERATING COSTS
Medical Costs	13,410	8,292	26,693	16,406
Operating Costs	2,475	1,705	5,006	3,415
Cost of Products Sold	143	12	280	28
Depreciation and Amortization	168	108	325	217

Total Operating Costs	16,196	10,117	32,304	20,066

EARNINGS FROM OPERATIONS	1,667	1,262	3,140	2,460
Interest Expense	(116)	(55)	(198)	(104)

EARNINGS BEFORE INCOME TAXES	1,551	1,207	2,942	2,356
Provision for Income Taxes	(570)	(438)	(1,070)	(851)

NET EARNINGS	$981	$769	$1,872	$1,505

BASIC NET EARNINGS PER COMMON SHARE	$0.73	$0.61	$1.39	$1.19

DILUTED NET EARNINGS PER COMMON SHARE	$0.70	$0.58	$1.33	$1.13

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,339	1,258	1,346	1,268
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	56	66	61	66

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,395	1,324	1,407	1,334

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
		(As Restated)
OPERATING ACTIVITIES
Net Earnings	$1,872	$1,505
Noncash Items:
Depreciation and Amortization	325	217
Deferred Income Taxes and Other	(293)	(89)
Stock-Based Compensation	184	144
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(805)	(42)
Medical Costs Payable	731	263
Accounts Payable and Other Accrued Liabilities	991	636
Unearned Premiums	1,607	(251)

Cash Flows From Operating Activities	4,612	2,383

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(647)	(115)
Purchases of Property, Equipment and Capitalized Software	(338)	(222)
Proceeds from Disposal of Property, Equipment and Capitalized Software	9	—
Purchases of Investments	(1,720)	(3,180)
Maturities and Sales of Investments	1,573	2,709

Cash Flows Used For Investing Activities	(1,123)	(808)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(2,326)	(273)
Proceeds from Issuances of Long-Term Debt	3,000	500
Repayments of Convertible Subordinated Debt	(91)	—
Common Stock Repurchases	(2,345)	(2,138)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plan	246	224
Stock-Based Compensation Excess Tax Benefits	190	114
Customer Funds Administered	1,983	78
Dividends Paid	(41)	(19)
Other	(54)	(10)

Cash Flows From (Used For) Financing Activities	562	(1,524)

INCREASE IN CASH AND CASH EQUIVALENTS	4,051	51
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,421	3,991

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,472	$4,042

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, except as discussed in Note 2, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these Unaudited Condensed Consolidated Financial Statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission.

These Condensed Consolidated Financial Statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, historic stock option measurement dates, revenues, intangible asset valuations, asset impairments, and contingent liabilities. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Adoption of FAS 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized for employee stock option grants if the exercise price of a company’s stock option grant is at or above the fair market value of the underlying stock on the date of grant. FAS 123R requires the determination of the fair value of share-based compensation at the grant date and recognition of the related expense over the period in which the share-based compensation vests. The Company adopted FAS 123R effective January 1, 2006 using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

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

The restatement principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three- and six-month periods ended June 30, 2005 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the current or prior periods.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Tax Adjustments    The restatement in this Form 10-Q also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates — no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

Restatement Adjustments

The following table sets forth, on a year-by-year basis, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices. The impact under FAS 123R of all errors is $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under APB 25 of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FAS 123R - Current Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad-Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options	Option Modifications	Other Stock- Based Compensation (1)	Total Stock- Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
1995 (3)	$4	$—	$—	$—	$—	$—	$2	$6	$4	$10	$4	$3	$7
1996	5	—	—	—	—	—	1	6	3	9	4	2	6
1997	10	—	—	—	—	—	3	13	4	17	8	3	11
1998	14	1	—	—	—	11	6	32	3	35	22	2	24
1999	18	1	—	—	—	2	1	22	4	26	14	3	17
2000	9	6	25	83	—	3	3	129	5	134	94	3	97
2001	22	10	22	25	—	1	1	81	6	87	53	5	58
2002	35	9	—	16	—	1	1	62	(1)	61	44	1	45
2003	30	10	—	13	—	—	1	54	20	74	41	7	48

Total Impact through 2003	147	37	47	137	—	18	19	405	48	453	284	29	313
2004	27	8	—	4	—	2	—	41	(1)	40	31	13	44
First Quarter 2005	10	2	—	—	—	1	—	13	(11)	2	10	(3)	7
Second Quarter 2005	10	2	—	—	—	1	1	14	(27)	(13)	12	(11)	1
Third Quarter 2005	11	2	—	—	—	2	—	15	(26)	(11)	13	(13)	—
Fourth Quarter 2005	11	3	—	—	—	—	—	14	51	65	12	37	49

2005 Full Year	42	9	—	—	—	4	1	56	(13)	43	47	10	57
Total Impact through 2005	$216	$54	$47	$141	$—	$24	$20	$502	$34	$536	$362	$52	$414

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

(3)	The Company adopted FAS 123R effective January 1, 2006, using the modified retrospective method. All prior periods have been restated to give effect to the fair-value based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	APB 25 - Historical Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad- Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options (3)	Option Modifications	Other Stock- Based Compensation (1)	Total Stock Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
pre-1994	$19	$4	$—	$—	$—	$—	$—	$23	$—	$23	$16	$—	$16
1994	2	—	—	—	—	—	—	2	—	2	1	—	1
1995	5	—	—	—	2	—	19	26	4	30	17	3	20
1996	8	1	—	—	1	—	18	28	3	31	20	2	22
1997	15	1	—	—	2	—	5	23	4	27	16	3	19
1998	20	2	—	—	2	23	10	57	3	60	40	2	42
1999	26	1	—	—	9	2	1	39	4	43	27	3	30
2000	63	10	81	40	35	14	6	249	5	254	177	3	180
2001	73	17	92	32	21	11	(1)	245	6	251	172	5	177
2002	52	12	43	13	17	6	1	144	(1)	143	100	1	101
2003	34	11	90	7	25	4	1	172	20	192	123	7	130

Total Impact through 2003	317	59	306	92	114	60	60	1,008	48	1,056	709	29	738
2004	22	10	151	1	—	16	1	201	(1)	200	145	13	158
First Quarter 2005	16	3	37	—	1	8	(1)	64	(11)	53	45	(3)	42
Second Quarter 2005	17	3	44	—	3	5	—	72	(27)	45	52	(11)	41
Third Quarter 2005	18	3	40	—	—	41	1	103	(26)	77	74	(13)	61
Fourth Quarter 2005	14	4	59	—	1	1	(1)	78	51	129	57	37	94

2005 Full Year	65	13	180	—	5	55	(1)	317	(13)	304	228	10	238
Total Impact through 2005	$404	$82	$637	$93	$119	$131	$60	$1,526	$34	$1,560	$1,082	$52	$1,134

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

(3)	Includes $50 million of stock-based compensation expense associated with performance-based awards granted on certain dates in 1996, 1997 and 1998 which have been accounted for as variable awards.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of the restatement adjustments on our pro forma net earnings and pro forma net earnings per share if we had recorded compensation costs based on the estimated grant date using the fair value accounting method as defined by FAS 123 for the three and six months ended June 30, 2005.

(in millions, except per share data)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net Earnings
APB 25
As Reported-APB 25	$809	$1,588
Restatement Adjustments-APB 25:
Compensation Expense, net of tax effects	(52)	(97)
Other Adjustments, net of tax effects	11	14

As Restated-APB 25	$768	$1,505

FAS 123 Pro Forma
As Restated-APB 25	$768	$1,505
Less: APB 25 Compensation Expense, net of tax effects	52	97
FAS 123 Historical Compensation Expense, net of tax effects	(39)	(75)
Restatement Adjustment
FAS 123 Compensation Expense, net of tax effects	(12)	(22)

As Restated-FAS 123 Pro Forma	$769	$1,505

Basic Net Earnings Per Common Share
As Reported-APB 25	$0.64	$1.25
As Restated-APB 25	$0.61	$1.19
As Restated-FAS 123 Pro Forma	$0.61	$1.19
Diluted Net Earnings Per Common Share
As Reported-APB 25	$0.61	$1.19
As Restated-APB 25	$0.58	$1.13
As Restated-FAS 123 Pro Forma	$0.58	$1.13

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows. The tables have been presented on both a FAS 123R basis, which the Company adopted on January 1, 2006, and on an APB 25 basis, which was used for all periods prior to January 1, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
(in millions, except per share data)
Revenues
Premiums	$10,062	$265	$10,327	$—	$—	$10,327
Services	920	(14)	906	—	—	906
Products	—	17	17	—	—	17
Investment and Other Income	129	—	129	—	—	129

Total Revenues	11,111	268	11,379	—	—	11,379

Operating Costs
Medical Costs	8,061	231	8,292	—	—	8,292
Operating Costs	1,632	70	1,702	(11)	14	1,705
Cost of Products Sold	—	12	12	—	—	12
Depreciation and Amortization	108	—	108	—	—	108

Total Operating Costs	9,801	313	10,114	(11)	14	10,117

Earnings From Operations	1,310	(45)	1,265	11	(14)	1,262
Interest Expense	(55)	—	(55)	—	—	(55)

Earnings Before Income Taxes	1,255	(45)	1,210	11	(14)	1,207
Provision for Income Taxes	(446)	4	(442)	2	2	(438)

Net Earnings	$809	$(41)	$768	$13	$(12)	$769

Basic Net Earnings per Common Share	$0.64	$(0.03)	$0.61	$0.01	$(0.01)	$0.61

Diluted Net Earnings per Common Share	$0.61	$(0.03)	$0.58	$0.01	$(0.01)	$0.58

Basic Weighted-Average Number of Common Shares Outstanding	1,258	—	1,258	—	—	1,258
Dilutive Effect of Common Stock Equivalents	63	(2)	61	2	3	66

Diluted Weighted-Average Number of Common Shares Outstanding	1,321	(2)	1,319	2	3	1,324

(1)	Includes $72 million of stock-based compensation expense and $20 million of deferred tax benefit associated with the restatement of our historical APB 25 Condensed Statement of Operations as well as an adjustment to premium revenue of $277 million, medical costs of $253 million and operating costs of $24 million to reflect a reinsurance contract on a gross basis. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.
(2)	Reflects $61 million of stock-based compensation expense and $22 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes $14 million of additional stock-based compensation expense and $2 million of related deferred tax benefit.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
(in millions, except per share data)
Revenues
Premiums	$19,933	$521	$20,454	$—	$—	$20,454
Services	1,822	(36)	1,786	—	—	1,786
Products	—	43	43	—	—	43
Investment and Other Income	243	—	243	—	—	243

Total Revenues	21,998	528	22,526	—	—	22,526

Operating Costs
Medical Costs	15,963	443	16,406	—	—	16,406
Operating Costs	3,252	155	3,407	(19)	27	3,415
Cost of Products Sold	—	28	28	—	—	28
Depreciation and Amortization	217	—	217	—	—	217

Total Operating Costs	19,432	626	20,058	(19)	27	20,066

Earnings From Operations	2,566	(98)	2,468	19	(27)	2,460
Interest Expense	(104)	—	(104)	—	—	(104)

Earnings Before Income Taxes	2,462	(98)	2,364	19	(27)	2,356
Provision for Income Taxes	(874)	15	(859)	3	5	(851)

Net Earnings	$1,588	$(83)	$1,505	$22	$(22)	$1,505

Basic Net Earnings per Common Share	$1.25	$(0.06)	$1.19	$0.02	$(0.02)	$1.19

Diluted Net Earnings per Common Share	$1.19	$(0.06)	$1.13	$0.02	$(0.02)	$1.13

Basic Weighted-Average Number of Common Shares Outstanding	1,268	—	1,268	—	—	1,268
Dilutive Effect of Common Stock Equivalents	63	(3)	60	3	3	66

Diluted Weighted-Average Number of Common Shares Outstanding	1,331	(3)	1,328	3	3	1,334

(1)	Includes $136 million of stock-based compensation expense and $39 million of deferred tax benefit associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Operations as well as an adjustment to premium revenue of $554 million, medical costs of $506 million and operating costs of $48 million to reflect a reinsurance contract on a gross basis. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.
(2)	Reflects $117 million of stock-based compensation expense and $42 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes $27 million of additional stock-based compensation expense and $5 million of related deferred tax benefit.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
(in millions, except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$5,421	$—	$5,421	$—	$—	$5,421
Short-Term Investments	590	—	590	—	—	590
Accounts Receivable, net	1,290	(83)	1,207	—	—	1,207
Assets Under Management	1,825	—	1,825	—	—	1,825
Deferred Income Taxes	645	5	650	—	—	650
Other Current Assets	869	(15)	854	—	—	854

Total Current Assets	10,640	(93)	10,547	—	—	10,547
Long-Term Investments	8,971	—	8,971	—	—	8,971
Property, Equipment, and Capitalized Software, net	1,647	—	1,647	—	—	1,647
Goodwill	16,206	32	16,238	—	—	16,238
Other Intangible Assets, net	2,020	—	2,020	—	—	2,020
Other Assets	1,890	(25)	1,865	—	—	1,865

Total Assets	$41,374	$(86)	$41,288	$—	$—	$41,288

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$7,301	$(39)	$7,262	$—	$—	$7,262
Accounts Payable and Accrued Liabilities	3,301	(16)	3,285	(95)	95	3,285
Other Policy Liabilities	1,824	21	1,845	—	—	1,845
Commercial Paper and Current Maturities of Long-Term Debt	3,261	—	3,261	—	—	3,261
Unearned Premiums	957	43	1,000	—	—	1,000

Total Current Liabilities	16,644	9	16,653	(95)	95	16,653
Long-Term Debt, less current maturities	3,850	(16)	3,834	—	—	3,834
Future Policy Benefits for Life and Annuity Contracts	1,761	—	1,761	—	—	1,761
Deferred Income Taxes and Other Liabilities	1,386	(134)	1,252	24	(51)	1,225
Commitments and Contingencies

Shareholders’ Equity
Common Stock	14	—	14	—	—	14
Additional Paid-In Capital	6,921	338	7,259	664	(413)	7,510
Retained Earnings	10,765	(283)	10,482	(593)	369	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	33	—	33	—	—	33

Total Shareholders’ Equity	17,733	55	17,788	71	(44)	17,815

Total Liabilities and Shareholders’ Equity	$41,374	$(86)	$41,288	$—	$—	$41,288

(1)	Includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $236 million, increase additional paid-in capital by $372 million and to decrease retained earnings by $231 million associated with the restatement of our historical APB 25 Condensed Consolidated Balance Sheet.
(2)	Reflects adjustments to decrease non-current deferred tax liabilities by $212 million, increase additional paid-in capital by $1,036 million and decrease retained earnings by $824 million associated with the adoption of FAS 123R under the modified retrospective method as of December 31, 2005 that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Consolidated Balance Sheet subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $51 million, decrease additional paid-in capital by $413 million and increase retained earnings by $369 million. Includes adjustments to our historic common stock repurchase accounting considering the increase in compensation recognized in relation to the timing of stock repurchase activity and the related impact to period end reclassifications within shareholders’ equity to restore additional paid-in capital.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended June 30, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
(in millions)
Operating Activities
Net Earnings	$1,588	$(83)	$1,505	$22	$(22)	$1,505
Noncash Items:
Depreciation and Amortization	217	—	217	—	—	217
Deferred Income Taxes and Other	63	(29)	34	(123)	—	(89)
Stock-Based Compensation	—	136	136	(19)	27	144
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances
Accounts Receivable and Other Assets	(53)	11	(42)	—	—	(42)
Medical Costs Payable	289	(26)	263	—	—	263
Accounts Payable and Other Accrued Liabilities	616	19	635	—	1	636
Unearned Premiums	(223)	(28)	(251)	—	—	(251)

Cash Flows From Operating Activities	2,497	—	2,497	(120)	6	2,383

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(115)	—	(115)	—	—	(115)
Purchases of Property, Equipment and Capitalized Software	(222)	—	(222)	—	—	(222)
Purchases of Investments	(3,180)	—	(3,180)	—	—	(3,180)
Maturities and Sales of Investments	2,709	—	2,709	—	—	2,709

Cash Flows Used for Investing Activities	(808)	—	(808)	—	—	(808)

Financing Activities
Repayments of Commercial Paper, net	(273)	—	(273)	—	—	(273)
Proceeds from Issuance of Long-Term Debt	500	—	500	—	—	500
Common Stock Repurchases	(2,138)	—	(2,138)	—	—	(2,138)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	224	—	224	—	—	224
Stock-Based Compensation Excess Tax Benefit	—	—	—	120	(6)	114
Customer Funds Administered	78	—	78	—	—	78
Dividends Paid	(19)	—	(19)	—	—	(19)
Other	(10)	—	(10)	—	—	(10)

Cash Flows From (Used For) Financing Activities	(1,638)	—	(1,638)	120	(6)	(1,524)

Increase in Cash and Cash Equivalents	51	—	51	—	—	51
Cash and Cash Equivalents, Beginning of Period	3,991	—	3,991	—	—	3,991

Cash and Cash Equivalents, End of Period	$4,042	$—	$4,042	$—	$—	$4,042

(1)	Includes adjustments to operating cash flows for stock-based compensation and related tax effects associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Cash Flows, as well as operating cash flow adjustments due to immaterial adjustments, individually and in the aggregate, unrelated to historical stock option practices.
(2)	Reflects adjustments to operating cash flows for stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)

Represents adjustments made to restate our Condensed Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes adjustments to operating cash flows for additional stock-based compensation expense and deferred tax assets and to financing cash flows for excess tax benefits.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with the Centers for Medicare & Medicaid Services (CMS). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

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

•

Low-Income Member Cost Sharing Subsidy — For qualifying low-income members, CMS pays on the member’s behalf some or all of a member’s cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS, and a settlement payment is made between CMS and the Company based on actual claims experience, subsequent to the end of the plan year.

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

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Condensed Consolidated Statements of Cash Flows.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. For example, the Company is responsible for approximately

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the contract year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk-share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share receivable to be received from CMS as of June 30, 2006 was $344 million.

For the six months ended June 30, 2006, the Company recognized approximately $3.1 billion, or approximately 52% of estimated full year Medicare Part D revenues. For the six months ended June 30, 2006, the Company recognized $2.9 billion or approximately 56% of anticipated full year pharmacy benefit costs associated with active members as of June 30, 2006. The medical care ratio (medical costs as a percentage of premium revenues) for the Medicare Part D product was 94% during the six months ended June 30, 2006.

As a result of these contracts and the December 2005 acquisition of PacifiCare Health Systems, Inc., premium revenues from CMS, which have historically been approximately 10% of total revenues, increased to approximately 25% for the six months ended June 30, 2006.

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

On December 20, 2005, the Company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $7.1 billion. Pending completion of a valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $1.0 billion and associated deferred tax liabilities of $392 million, and goodwill of approximately $6.5 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $810 million; investments of $2.4 billion; accounts receivable and other current assets of $729 million; property, equipment and capitalized software and other assets of $332 million; medical costs payable of $1.4 billion and other liabilities of $1.2 billion.

We record liabilities related to integration activities in connection with business combinations when integration plans are finalized and approved by management within one year of the acquisition date in accordance with the requirements of Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Liabilities recorded relate to activities that have no future economic benefit to the Company and represent contractual obligations. These liabilities result in an increase to goodwill acquired. At each reporting date, we evaluate our liabilities associated with integration activities and make adjustments as appropriate.

Integration activities finalized prior to June 30, 2006 relate to severance costs for certain workforce reductions primarily in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs. The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition for the six-month period ended June 30, 2006 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2005	$15	$30	$45
Additional integration costs accrued and estimate adjustments	35	20	55
Payments made against liability	(24)	—	(24)

Accrued integration liabilities at June 30, 2006	$26	$50	$76

The results of operations and financial condition of PacifiCare have been included in our consolidated financial statements since the acquisition date and for the entire three and six months ended June 30, 2006. The unaudited pro forma financial information presented below assumes that the acquisition occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the purchase price allocation, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the completion of the PacifiCare

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price allocation may differ from the information presented below. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the PacifiCare acquisition been consummated at the beginning of the period presented.

Pro forma — unaudited	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
(in millions, except per share data)
Revenues	$14,960	$29,543
Net Earnings	$842	$1,649
Earnings Per Share:
Basic	$0.62	$1.20
Diluted	$0.59	$1.15

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

As of June 30, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$9,472	$—	$—	$9,472
Debt Securities — Available for Sale	9,178	25	(187)	9,016
Equity Securities — Available for Sale	227	19	(2)	244
Debt Securities — Held to Maturity	261	—	—	261

Total Cash and Investments	$19,138	$44	$(189)	$18,993

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

	As of June 30, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agency obligations	$1,758	$(47)	$228	$(8)	$1,986	$(55)
State and municipal obligations	3,178	(58)	411	(12)	3,589	(70)
Corporate obligations	1,796	(55)	201	(7)	1,997	(62)

Total Debt Securities — Available for Sale	$6,732	$(160)	$840	$(27)	$7,572	$(187)

Total Equity Securities	$11	$(2)	$—	$—	$11	$(2)

(1)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations at June 30, 2006 were mainly caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. We evaluate impairment at each reporting period for each of the securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of our investment. We evaluated the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

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

We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. We do not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at June 30, 2006.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross Realized Gains	$5	$13	$34	$23
Gross Realized Losses	(11)	(6)	(14)	(14)

Net Realized (Losses) Gains	$(6)	$7	$20	$9

Included in the realized losses above are impairment charges of $2 million for each of the three and six months ended June 30, 2006 and 2005.

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2006 and 2005 were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments/Adjustments	201	50	68	62	381

Balance at June 30, 2006	$14,065	$967	$800	$787	$16,619

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$7,505	$903	$406	$665	$9,479
Acquisitions and Subsequent Payments/Adjustments	103	1	38	57	199

Balance at June 30, 2005	$7,608	$904	$444	$722	$9,678

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2006 and December 31, 2005 were as follows ($ in millions):

	Weighted- Average Useful Life	June 30, 2006			December 31, 2005
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,897	$(175)	$1,722	$1,830	$(106)	$1,724
Patents, Trademarks and Technology	10 years	230	(75)	155	221	(62)	159
Other	16 years	158	(30)	128	161	(24)	137

Total	15 years	$2,285	$(280)	$2,005	$2,212	$(192)	$2,020

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to intangible assets was approximately $44 million and $88 million for the three and six months ended June 30, 2006 and approximately $21 million and $44 million for the three and six months ended June 30, 2005. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $181 million in 2006, $175 million in 2007, $170 million in 2008, $161 million in 2009, and $153 million in 2010.

7.	Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. For example, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Medical costs for the three months ended June 30, 2006 include approximately $150 million of favorable medical cost development, virtually all related to prior years. Medical costs for the three months ended June 30, 2005 include approximately $120 million of favorable medical cost development related to prior years and approximately $20 million of favorable medical cost development related to the first quarter of 2005. Medical costs for the six months ended June 30, 2006 and 2005 include approximately $370 million and $310 million, respectively, of favorable medical cost development related to prior years. The increase in net favorable medical cost development was partially due to a reduction in estimates for extension of benefit obligations based upon analysis of historical claim submissions. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of June 30, 2006.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	June 30, 2006		December 31, 2005
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$509	$509	$2,829	$2,829
3.0% Convertible Subordinated Debentures	30	30	432	432
$400 million par, 5.2% Senior Unsecured Notes due January 2007	399	399	401	402
$550 million par, 3.4% Senior Unsecured Notes due August 2007	533	536	535	537
$500 million par, 3.3% Senior Unsecured Notes due January 2008	482	482	486	485
$250 million par, 3.8% Senior Unsecured Notes due February 2009	238	238	243	242
Senior Unsecured Floating-Rate Notes due March 2009	650	650	—	—
$450 million par, 4.1% Senior Unsecured Notes due August 2009	429	429	439	438
$750 million par, 5.3% Senior Unsecured Notes due March 2011	732	731	—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	437	422	445	448
$250 million par, 4.8% Senior Unsecured Notes due February 2014	233	230	245	245
$500 million par, 5.0% Senior Unsecured Notes due August 2014	469	466	495	498
$500 million par, 4.9% Senior Unsecured Notes due March 2015	467	464	493	490
$750 million par, 5.4% Senior Unsecured Notes due March 2016	710	709	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	758	—	—
Interest Rate Swaps	203	203	52	52

Total Commercial Paper and Debt	7,365	7,256	7,095	7,098
Less Current Maturities	(939)	(938)	(3,261)	(3,261)

Long-Term Debt, less current maturities	$6,426	$6,318	$3,834	$3,837

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.
(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of June 30, 2006, our outstanding commercial paper had interest rates of approximately 5.1%.

In March 2006, we refinanced commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.3% at June 30, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon as a result

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of restatement of our historical financial statements. As of June 30, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described in Note 4 and to retire a portion of the PacifiCare debt upon closing of the acquisition, as well as to refinance current maturities of long-term debt.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes, including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of June 30, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $203 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets, and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At June 30, 2006, the rates used to accrue interest expense on these agreements ranged from 5.2% to 5.9%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we were in compliance with the requirements of all debt covenants as of June 30, 2006. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the six months ended June 30, 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of June 30, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock.

10.	Stock-Based Compensation and Other Employee Benefit Plans

As further described in Notes 1 and 2, we adopted FAS 123R as of January 1, 2006. FAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options, stock appreciation rights and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed under FAS 123.

As of June 30, 2006, we had approximately 80.3 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	178.3	$24	186.8	$23
Granted	16.5	$49	18.6	$50
Exercised	(5.1)	$17	(14.7)	$15
Forfeited	(1.3)	$39	(2.3)	$36

Outstanding at End of Period	188.4	$26	188.4	$26

Exercisable at End of Period	112.9	$16	112.9	$16

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $13.17	56.3	3.5	$7	56.3	$7
$13.18 – $26.18	55.4	6.2	$20	41.3	$20
$26.40 – $47.34	47.6	8.3	$40	14.7	$38
$47.69 – $62.90	29.1	9.6	$52	0.6	$54

$ 1.68 – $62.90	188.4	6.4	$26	112.9	$16

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Risk Free Interest Rate	4.7%-5.1%	2.7%-4.2%	4.1%-5.1%	2.4%-4.2%
Expected Volatility	26.8%	24.3%	25.5%	23.9%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.1	4.1	4.1	4.1

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on a blend of the implied volatilities from traded options on our common stock and the historical volatility of our common stock. We use historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average fair value of stock options and SARs granted in each of the three and six months ended June 30, 2006 was $11 per share. The weighted-average fair value of stock options and SARs granted in each of the three and six months ended June 30, 2005 was $13 per share. The aggregate fair value of stock options and SARs that vested during the three and six months ended June 30, 2006 was $55 million and $168 million, respectively. The aggregate fair value of stock options and SARs that vested during the three and six months ended June 30, 2005 was $145 million and $160 million, respectively. As of June 30, 2006, the aggregate intrinsic value of outstanding stock options and SARs was $3.7 billion, with a weighted-average remaining contractual term of 6.4 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $3.3 billion, with a weighted-average remaining contractual term of 5.0 years. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2006, was $153 million and $576 million, respectively. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2005, was $180 million and $437 million, respectively.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at Beginning of Period	1.8	$58	1.8	$58
Granted	—	—	0.1	$59
Vested	—	—	(0.1)	$32

Outstanding at End of Period	1.8	$58	1.8	$59

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and six months ended June 30, 2006, we recognized compensation expense related to our stock-based compensation plans of $94 million ($40 million net of tax effects) and $184 million ($78 million net of tax effects), respectively. For the three and six months ended June 30, 2005, we recognized compensation expense of $75 million ($45 million net of tax effects) and $144 million ($85 million net of tax effects), respectively. Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statements of Operations. As of June 30, 2006, there was $826 million of total unrecognized compensation cost related to stock awards that is expected to be recognized as an expense over a weighted-average period of approximately 1.5 years.

For the three and six months ended June 30, 2006, the income tax benefit realized from stock-based awards was $58 million and $219 million, respectively. For the three and six months ended June 30, 2005, the income tax benefit realized from stock-based awards was $57 million and $143 million, respectively.

As further discussed in Note 9, we maintain a common stock repurchase program. The objective of our share repurchase program is to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for stock-based award exercises.

Our Employee Stock Purchase Plan, allows employees to purchase the Company’s stock at a discounted price based on the lower of the price on the first day or the last day of the six-month purchase period. The compensation expense is included in the compensation expense amounts recognized and discussed above. We also offer a 401(k) plan for all employees of the Company.

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

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal offsetting amount in Long-Term Other Liabilities in the Condensed Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods as elected under the plans.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 2, the Company has restated its previously filed financial statements to reflect additional stock-based compensation expense and related tax effects following an independent investigation of its historic stock option practices.

11.	AARP

In January 1998, we entered into a ten-year contract with AARP to provide health insurance products and services to members of AARP. These products and services include benefits which supplement traditional Medicare, hospital indemnity insurance, health insurance focused on persons between 50 and 64 years of age, and other products. Under the terms of the Medicare Supplement Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from these AARP Medicare Supplement Insurance offerings are approximately $5.0 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at June 30, 2006 is sufficient to cover potential future underwriting and other risks associated with the contract.

The following AARP Medicare Supplement Insurance program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	June 30, 2006	December 31, 2005
Accounts Receivable	$421	$414
Assets Under Management	$1,777	$1,792
Medical Costs Payable	$1,050	$1,001
Other Policy Liabilities	$855	$939
Other Current Liabilities	$293	$266

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP Medicare Supplement Insurance program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP Medicare Supplement Insurance contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, they are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP Medicare Supplement Insurance program. As of June 30, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the AARP Medicare Supplement Insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$431	$—	$—	$431
Debt Securities — Available for Sale	1,387	2	(43)	1,346

Total Cash and Investments	$1,818	$2	$(43)	$1,777

As of June 30, 2006, we had investments with an aggregate fair value of $196 million under the AARP agreement in a continuous unrealized loss position of $10 million for 12 months or greater. These investments are subject to the same processes and reviews as the rest of our investment portfolio, including impairment analyses. As a result of these reviews, as is further discussed in Note 5, we did not identify any other-than-temporary impairments.

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

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Earnings	$981	$769	$1,872	$1,505
Change in Net Unrealized (Losses)/Gains on Investments, net of tax effects	(45)	81	(126)	(9)

Comprehensive Income	$936	$850	$1,746	$1,496

13.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•

Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP. AmeriChoice provides network-based health and well-being services to beneficiaries of state Medicaid, Children’s Health Insurance Programs and other government-sponsored health care programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents segment financial information for the three and six months ended June 30, 2006 and 2005 (in millions):

Three Months Ended June 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,889	$1,057	$575	$148	$—	$17,669
Revenues — Intersegment	—	279	405	68	(752)	—
Investment and Other Income	170	13	11	—	—	194

Total Revenues	$16,059	$1,349	$991	$216	$(752)	$17,863

Earnings from Operations	$1,227	$221	$189	$30	$—	$1,667

Three Months Ended June 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$9,700	$1,030	$402	$118	$—	$11,250
Revenues — Intersegment	—	186	270	60	(516)	—
Investment and Other Income	114	9	6	—	—	129

Total Revenues	$9,814	$1,225	$678	$178	$(516)	$11,379

Earnings from Operations	$924	$187	$131	$20	$—	$1,262

Six Months Ended June 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$31,510	$2,101	$1,148	$292	$—	$35,051
Revenues — Intersegment	—	555	802	132	(1,489)	—
Investment and Other Income	344	27	22	—	—	393

Total Revenues	$31,854	$2,683	$1,972	$424	$(1,489)	$35,444

Earnings from Operations	$2,284	$430	$366	$60	$—	$3,140

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2005 (As Restated)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$19,225	$2,045	$784	$229	$—	$22,283
Revenues — Intersegment	—	362	530	119	(1,011)	—
Investment and Other Income	215	17	11	—	—	243

Total Revenues	$19,440	$2,424	$1,325	$348	$(1,011)	$22,526

Earnings from Operations	$1,815	$359	$251	$35	$—	$2,460

14.	Commitments and Contingencies

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

On December 19, 2006, we received from the Enforcement Division staff of the SEC a formal order of investigation into the Company’s historic stock option practices.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated ERISA by allowing the plan to continue to hold Company stock. Defendants filed a motion to dismiss on February 6, 2007. The Company will vigorously pursue the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

On March 15, 2000, the American Medical Association filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed on January 11, 2002. On October 25,

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. We intend to vigorously defend against the action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We also are subject to a formal investigation of our historic stock option practices by the SEC, the Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees as described in Item 1 — “Legal Proceedings.” With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Due to the financial restatements reflected in the 2006 Form 10-K to be filed with the SEC on the date hereof, we have determined that certain options exercised by our nonexecutive officer employees in 2006 were discount options subject to Section 409A of the Internal Revenue Code. We notified the Internal Revenue Service (IRS) on February 28, 2007 that we would participate in the IRS’s resolution program which allows us to pay our employees’ tax costs under Section 409A. As such, we will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after full funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Recent Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which revises FAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for details on its impact to our Condensed Consolidated Financial Statements.

Accounting Standards Issued Subsequent to June 30, 2006

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position are recognized only if it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements. The cumulative effect of adopting this Interpretation will be recorded as a charge to retained earnings. We do not expect that the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material, when all relevant quantitative and qualitative factors are considered. We will adopt SAB 108 on December 31, 2006.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires (a) balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans and (b) recognition, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. FAS 158 also requires additional disclosures in the notes to the consolidated financial statements. We will adopt FAS 158 on December 31, 2006. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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

Financial Restatements

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The impact under Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices is $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years. The Company also conducted a sensitivity analysis to assess how the restatement adjustment would have changed under two alternative methodologies for determining measurement dates. See “— Critical Accounting Policies and Estimates — Stock Option Measurement Dates” for details.

Summary highlights of our second quarter 2006 results include:

•	Diluted net earnings per common share of $0.70, an increase of 21% from $0.58 per share reported in the second quarter of 2005.

•

Consolidated revenues of $17.9 billion increased $6.5 billion, or 57%, over the second quarter of 2005. Excluding the impact of acquisitions, consolidated revenues increased by approximately 21% over the prior year.

•	Earnings from operations of $1.7 billion, up $405 million, or 32%, over the prior year and up $194 million, or 13%, sequentially over the first quarter of 2006.

•

Cash flows from operations of $4.6 billion for the six months ended June 30, 2006, an increase of $2.2 billion, or 94% compared to $2.4 billion for the six months ended June 30, 2005, due in part to a $1.5 billion July CMS payment received in June 2006.

•

The consolidated medical care ratio of 81.6% increased from 80.3% in the second quarter of 2005, primarily due to the impact of the acquisition of PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 and the launch of the Medicare Part D program beginning January 1, 2006.

•	The operating cost ratio of 13.9% for the second quarter of 2006 improved from 15.0% in the second quarter of 2005.

Summary Operating Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
(In millions, except per share data)
Revenues	$17,863	$11,379	57%	$35,444	$22,526	57%
Earnings from Operations	$1,667	$1,262	32%	$3,140	$2,460	28%
Net Earnings	$981	$769	28%	$1,872	$1,505	24%
Diluted Net Earnings Per Common Share	$0.70	$0.58	21%	$1.33	$1.13	18%
Medical Care Ratio	81.6%	80.3%		81.8%	80.2%
Operating Cost Ratio	13.9%	15.0%		14.1%	15.2%
Return on Equity (annualized)	22.1%	29.0%		21.0%	28.2%
Operating Margin	9.3%	11.1%		8.9%	10.9%

UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion. The results of operations and financial condition of PacifiCare have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition date. On January 1, 2006, UnitedHealth Group began providing Medicare Part D prescription drug insurance coverage. The acquisition of PacifiCare and the new Medicare Part D product offering impact the comparability of results for the three and six months ended June 30, 2006 financial information to the prior year. We adopted FAS 123R, as of January 1, 2006 using the modified retrospective transition method, under which all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our Consolidated Financial Statements under FAS 123, “Accounting for Stock-Based Compensation” (FAS 123).

Results of Operations

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services and product revenues; and investment and other income.

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

Consolidated revenues for the three and six months ended June 30, 2006 of $17.9 billion and $35.4 billion, respectively, increased by $6.5 billion, or 57%, and $12.9 billion, or 57%, over the comparable 2005 periods. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately $2.4 billion, or 21%, and $4.9 billion, or 22%, respectively, for the three and six months ended June 30, 2006 principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services, and growth in the total number of individuals served. Following is a discussion of second quarter consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues for the three and six months ended June 30, 2006 of $16.4 billion and $32.6 billion, respectively, increased by $6.1 billion, or 59%, and $12.2 billion, or 59% over the comparable 2005 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately $2.3 billion, or 22%, and $4.6 billion, or 22%, over the comparable prior periods.

UnitedHealthcare premium revenues for the three and six months ended June 30, 2006 increased by $2.0 billion, or 31%, and $4.0 billion, or 31%, to $8.4 billion and $16.7 billion, respectively, over the comparable 2005 periods. Excluding premium revenues from businesses acquired since the beginning of 2005, UnitedHealthcare premium revenues were essentially flat for both the three and six months ended June 30, 2006. This was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products offset by lower premium yields from new business due primarily to a larger portion of new customer sales coming from high-deductible lower-premium products (with correspondingly lower medical costs), as well as a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations premium revenues for the three and six months ended June 30, 2006 increased by $3.9 billion and $7.8 billion to $6.1 billion and $12.1 billion, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, Ovations premium revenues for the three and six months ended June 30, 2006 increased by $2.1 billion, or 96%, and $4.3 billion, or 98%, respectively. The increases were driven primarily by the successful launch of the Medicare Part D program which had premium revenues of $1.5 billion and $3.1 billion for the three and six months ended June 30, 2006, respectively, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. Specialized Care

Services premium revenues for the three and six months ended June 30, 2006 of $791 million and $1.6 billion increased by approximately $270 million and $550 million, respectively, over comparable 2005 periods. This was primarily due to the PacifiCare acquisition and strong growth in the number of individuals served under premium-based arrangements. The remaining premium revenue increase was from AmeriChoice’s Medicaid programs primarily driven by rate increases and a slight increase in the number of individuals served.

Service Revenues

Service revenues for the three and six months ended June 30, 2006 totaled $1.1 billion and $2.1 billion, respectively, an increase of $159 million, or 18%, and $317 million, or 18%, respectively over the comparable 2005 periods. Excluding the impact of acquisitions, service revenues increased by approximately 12% and 13%, respectively. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during the six months ended June 30, 2006, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 22% for both the three and six months ended June 30, 2006 due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Product Revenues

Product revenues for the three and six months ended June 30, 2006 totaled $165 million and $330 million, respectively, an increase of $148 million and $287 million over the comparable 2005 periods. This was primarily due to pharmacy revenues at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Investment and Other Income

Investment and other income during the three and six months ended June 30, 2006 totaled $194 million and $393 million, respectively, representing increases of $65 million and $150 million, respectively, over the comparable periods in 2005. Interest income for the three and six months ended June 30, 2006 increased by $78 million and $139 million, respectively, over the comparable periods in 2005, principally due to the impact of increased levels of cash and fixed-income investments, due in part to the acquisition of PacifiCare as well as higher yields on fixed-income investments. Sales of investments resulted in net capital losses of $6 million for the three month period ended June 30, 2006 and capital gains of $20 million for the six month period ended June 30, 2006 compared with net capital gains of $7 million and $9 million for the three and six months ended June 30, 2005.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio for the three and six months ended June 30, 2006 of 81.6% and 81.8%, respectively, increased from 80.3% and 80.2% in the comparable 2005 periods. The medical care ratio increase resulted primarily from the impact of the acquisition of PacifiCare and the Medicare Part D program, both of which carry a higher medical care ratio than the historic UnitedHealth Group businesses.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information and other changes in facts and circumstances, identified in the current period are included in total medical costs reported for the current period. Medical costs for the three months ended June 30, 2006 include approximately $150 million of favorable medical cost development, virtually all related to prior years. Medical costs for the three months ended June 30, 2005 include approximately $120 million of favorable medical cost development related to prior years and approximately $20 million of favorable medical cost development related to the first quarter of 2005. Medical costs for the six months ended June 30, 2006 and 2005 include approximately $370 million and $310 million, respectively, of favorable medical cost development related to prior years. The increase in net favorable medical cost development was partially due to a reduction in estimates for extension of benefit obligations based upon analysis of historical claim submissions.

Medical costs for the three months and six months ended June 30, 2006 increased $5.1 billion, or 62%, and $10.3 billion, or 63%, to $13.4 billion and $26.7 billion, respectively, due to the impact of businesses acquired since the beginning of 2005, medical costs associated with the new Medicare Part D program, and a medical cost trend of 7% to 8% on commercial risk-based business. Medical costs associated with the new Medicare Part D program for the three months and six months ended June 30, 2006 were $1.4 billion and $2.9 billion, respectively. Medical trend was due to both medical inflation and increases in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and six months ended June 30, 2006 of 13.9% and 14.1%, respectively, improved from 15.0% and 15.2% in the comparable 2005 periods. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflected productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration.

Operating costs for the three and six months ended June 30, 2006 increased $770 million, or 45%, and $1.6 billion, or 47%, to $2.5 billion and $5.0 billion, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, operating costs increased by approximately 15% and 16%, respectively, for the three and six months ended June 30, 2006. These increases were primarily due to the new Part D Program as well as a 4% increase in the total number of individuals served by Health Care Services and Uniprise during the six months ended June 30, 2006 over the comparable 2005 periods, (excluding the impact of acquisitions) growth in Specialized Care Services and Ingenix and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Cost of Products Sold

Cost of products sold for the three and six months ended June 30, 2006 totaled $143 million and $280 million, respectively, an increase of $131 million and $252 million over the comparable 2005 periods. This was primarily due to pharmacy sales at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Depreciation and Amortization

Depreciation and amortization for the three and six month periods ended June 30, 2006 of $168 million and $325 million, respectively, increased from $108 million and $217 million in the comparable 2005 periods. The increases were primarily related to separately identifiable intangible assets acquired in business acquisitions since the beginning of 2005 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2005.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2006 was 36.8% and 36.4%, respectively, compared to 36.3% and 36.1% in the comparable 2005 periods. The increase was mainly driven by the acquisition of PacifiCare which increased our business and income mix in states with higher income tax rates.

Business Segments

The following summarizes the operating results of our business segments for the three and six months ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
		(As Restated)	(As Restated)		(As Restated)	(As Restated)
Health Care Services	$16,059	$9,814	64%	$31,854	$19,440	64%
Uniprise	1,349	1,225	10%	2,683	2,424	11%
Specialized Care Services	991	678	46%	1,972	1,325	49%
Ingenix	216	178	21%	424	348	22%
Eliminations	(752)	(516)	nm	(1,489)	(1,011)	nm

Consolidated Revenues	$17,863	$11,379	57%	$35,444	$22,526	57%

nm - not meaningful

Earnings from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
		(As Restated)	(As Restated)		(As Restated)	(As Restated)
Health Care Services	$1,227	$924	33%	$2,284	$1,815	26%
Uniprise	221	187	18%	430	359	20%
Specialized Care Services	189	131	44%	366	251	46%
Ingenix	30	20	50%	60	35	71%

Consolidated Earnings from Operations	$1,667	$1,262	32%	$3,140	$2,460	28%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and six months ended June 30, 2006 of $16.1 billion and $31.9 billion, respectively, representing increases of $6.2 billion, or 64%, and $12.4 billion, or 64%, over the comparable 2005 periods. Excluding the impact of acquisitions, Health Care Services revenues for the three and six months ended June 30, 2006 increased by approximately $2.3 billion, or 23%, and $4.7 billion, or 24%, respectively.

UnitedHealthcare revenues for the three and six months ended June 30, 2006 increased by $2.1 billion, or 31%, and $4.2 billion, or 31% to $8.8 billion and $17.5 billion, respectively, over comparable 2005 periods. Excluding revenues from businesses acquired since the beginning of 2005, UnitedHealthcare revenues increased by approximately 1% and 2% for the three and six months ended June 30, 2006, respectively, over the comparable 2005 periods. This increase was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s fee-based products offset by lower premium yields from new business due primarily to a larger portion of new customer sales generated from high-deductible lower-premium products (with correspondingly lower medical costs), as well as a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations revenues increased by $4.1 billion and $8.1 billion to $6.4 billion and $12.6 billion, respectively, for the three and six months ended June 30, 2006. Excluding the impact of acquisitions, Ovations revenues for the three and six months ended June 30, 2006 increased by $2.2 billion, or 95%, and $4.3 billion, or 96%, respectively, over comparable 2005 periods. The increases were driven primarily by the successful launch of the Medicare Part D program, which contributed $1.5 billion and $3.1 billion, respectively, of premium revenues for the three and six months ended June 30, 2006, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. The remaining increases in Health Care Services revenues were attributable to a 6% and 7% increase in AmeriChoice’s revenues for the three and six month periods ended June 30, 2006, respectively, driven primarily by rate increases and an increase in the number of individuals served by Medicaid products.

The Health Care Services segment had earnings from operations of $1.2 billion and $2.3 billion, respectively, for the three and six months ended June 30, 2006, representing increases of $303 million, or 33%, and $469 million, or 26%, over the comparable 2005 periods. This increase was principally driven by acquisitions and increases in the number of individuals served by Ovations’ Medicare products and UnitedHealthcare’s fee-based products. The segment also benefited from productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration. UnitedHealthcare’s commercial medical care ratio increased to 79.9% in the second quarter from 78.8% in the second quarter of 2005. The increase was mainly due to the impact of the acquisition of PacifiCare and changes in product, business and customer mix. Health Care Services’ operating margin for the three and six months ended June 30, 2006 was 7.6% and 7.2%, respectively, representing decreases of 180 basis points and 210 basis points over the comparable 2005 periods driven by the acquisition of PacifiCare and the new Medicare Part D program which have lower operating margins than historic Health Care Services businesses.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of June 30 (in thousands) (1):

	2006	2005
Commercial
Risk-based	9,945	7,700
Fee-based	4,640	3,455

Total Commercial	14,585	11,155
Medicare Advantage	1,395	355
Medicare Part D Stand-alone	4,450	—
Medicaid	1,360	1,265

Total Health Care Services	21,970	12,775

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of June 30, 2006 increased 3.4 million, or 31%, over the second quarter of 2005. Excluding the impact of acquisitions, commercial business increased by 345,000, or 3%, over the prior year. This included an increase of approximately 750,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 405,000 in the number of individuals served with commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products.

Excluding acquisitions, the number of individuals served by Ovations’ Medicare Advantage products increased by 255,000, or 72%, from the second quarter of 2005 due primarily to new customer relationships. Excluding the impact of acquisitions, AmeriChoice’s Medicaid enrollment increased 15,000, or 1%, primarily due to new customer gains partially offset by the withdrawal of participation in one market during 2005.

Uniprise

Uniprise revenues for the three and six months ended June 30, 2006 were $1.3 billion and $2.7 billion, respectively, representing increases of $124 million, or 10%, and $259 million, or 11% over the comparable 2005 periods. Excluding revenues from businesses acquired since the beginning of 2005, Uniprise revenues increased by 5% and 6% for the three and six months ended June 30, 2006, respectively, over the comparable 2005 periods. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise during the six months ended June 30, 2006 over the comparable period of 2005, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 11.0 million and 10.5 million individuals as of June 30, 2006 and 2005, respectively.

Uniprise earnings from operations for the three and six months ended June 30, 2006 were $221 million and $430 million, respectively, representing increases of $34 million, or 18%, and $71 million, or 20%, over the comparable 2005 periods. Operating margins improved to 16.4% and 16.0%, respectively, for the three and six months ended June 30, 2006 from 15.3% and 14.8% in the comparable 2005 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $991 million and $2.0 billion, respectively, for the three and six months ended June 30, 2006, representing increases of $313 million, or 46%, and $647 million, or 49%, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, revenues increased by 23% and 26% over the prior year periods. This increase was principally driven by an increase in the number of individuals served and rate increases.

Earnings from operations for the three and six months ended June 30, 2006 of $189 million and $366 million, respectively, represent increases of $58 million, or 44%, and $115 million, or 46%, over the comparable 2005 periods. Specialized Care Services’ operating margins decreased to 19.1% and 18.6%, respectively, for the three and six months ended June 30, 2006 from 19.3% and 18.9% in the comparable 2005 periods. This decrease was due to a business mix shift toward higher revenue, lower margin products including the impact of the PacifiCare acquisition, partially offset by operational and productivity improvements within Specialized Care Services’ businesses.

Ingenix

Ingenix revenues for the three and six months ended June 30, 2006 of $216 million and $424 million, respectively, increased by $38 million, or 21%, and $76 million, or 22% over the comparable 2005 periods due primarily to new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005.

Earnings from operations were $30 million and $60 million, respectively, for the three and six months ended June 30, 2006, up $10 million, or 50%, and $25 million, or 71%, from the comparable 2005 periods. Ingenix’s operating margins were 13.9% and 14.2% for both of the three and six months ended June 30, 2006, up from 11.2% and 10.1% in the comparable 2005 periods. These increases were driven by growth in the health information and pharmaceutical services businesses, cost management initiatives and businesses acquired since the beginning of 2005. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at June 30, 2006

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our Board of Directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated subsidiaries is paid to non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $19.0 billion at June 30, 2006. Total cash and investments increased by $4.0 billion since December 31, 2005, primarily due to strong operating cash flows, increased debt levels and funds received from CMS under the Medicare Part D program in advance of required benefit payments, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2006, approximately $750 million of our $19.0 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $4.6 billion for the six months ended June 30, 2006, representing an increase over the comparable 2005 period of $2.2 billion, or 94%. The increase in operating cash flows resulted primarily from an increase in unearned premiums due to the receipt of the $1.5 billion July 2006 Medicare premium payment from CMS in June 2006. The remainder of the increase was due to $407 million in other working capital improvements and an increase of $311 million in net income excluding depreciation, amortization and other noncash items.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of June 30, 2006 and December 31, 2005, we had commercial paper and debt outstanding of approximately $7.4 billion and $7.1 billion, respectively. Our debt-to-total-capital ratio was 29% and 28.5% as of June 30, 2006 and December 31, 2005, respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of June 30, 2006, our outstanding commercial paper had interest rates of approximately 5.1%.

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

In March 2006, we refinanced commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.3% at June 30, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements.

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

To more closely align interest costs with the floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of June 30, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $203 million. These fair value hedges are accounted for using the short-cut method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At June 30, 2006, the rates used to accrue interest expense on these agreements ranged from 5.2% to 5.9%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we are in compliance with the requirements of our debt covenants. On August 28, 2006 we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

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

Our senior debt is rated “A” with a negative outlook by Standard & Poor’s (S&P), “A” with a negative watch by Fitch, and “A3” with a negative outlook by Moody’s. Our commercial paper is rated “A-1” with a negative outlook by S&P, “F-1” with a negative watch by Fitch, and “P-2” with a negative outlook by Moody’s. Moody’s downgraded our rating in October 2006 citing concerns about corporate governance following the release of the WilmerHale Report (See Note 2 of the Notes to the Consolidated Financial Statements). We do not expect this Moody’s downgrade to significantly affect our borrowing capacity or costs. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs. See “— Cautionary Statements Relating to Our Historic Stock Option Practices — Credit Ratings” for additional information.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of June 30, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. A decision by the Company to discontinue share repurchases would significantly increase our liquidity and financial flexibility.

We currently have $1.0 billion remaining under our universal S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities), although we will be unable to issue securities on Form S-3 on a primary basis until we have timely filed all reports required to be filed with the SEC for a twelve-month period. We may offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities. We filed a separate S-4 registration statement for the 99.2 million shares issued in connection with the December 2005 acquisition of PacifiCare described previously.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 will be disclosed in our 2006 Form 10-K to be filed with the Securities and Exchange Commission on the date hereof. During the quarter ended June 30, 2006, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at June 30, 2006” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after full funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

Due to the financial restatements previously discussed, we have determined that certain options exercised by our nonexecutive officer employees in 2006 were discount options subject to Section 409A of the Internal Revenue Code. We notified the Internal Revenue Service (IRS) on February 28, 2007 that we would participate in the IRS’s resolution program which allows us to pay our employees’ tax costs under Section 409A. As such, we will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with CMS. The Company contracts with CMS on an annual basis.

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

During 2006, members were permitted to enroll or disenroll in a Medicare Part D plan until May 15, 2006. Once enrolled, most members were allowed to change plans once before May 15, 2006 (although low-income members eligible for both Medicare and Medicaid are allowed to change plans monthly). Contracts are generally non-cancelable by enrollees after May 15, 2006. After that date, enrollees may change plans once every year between November 15 and December 31 to take effect January 1 of the following year.

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for a majority of a Medicare member’s drug costs up to $2,250, the member is responsible for their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,100, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims resulted in losses in the first half of 2006 that would entitle the Company to risk-share adjustment payments from CMS. Accordingly, as of and for the six months ended June 30, 2006, we recorded a risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statements of Operations of $344 million. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated at June 30, 2006, based on estimated costs incurred through that date. The final risk-share amounts due to or from CMS, if any, will be settled approximately six months after the contract year-end.

For the six months ended June 30, 2006, the Company recognized approximately $3.1 billion, or approximately 52% of estimated full year Medicare Part D revenues. For the six months ended June 30, 2006, the Company recognized $2.9 billion or approximately 56% of anticipated full year pharmacy benefit costs associated with active members as of June 30, 2006. The medical care ratio for the Medicare Part D product was 94% during the six months ended June 30, 2006. Management estimates the impact of utilizing the actual medical care ratio rather than the full year 2006 estimated medical care ratio was a $170 million reduction of operating income and a $0.08 reduction of diluted earnings per share for the six months ended June 30, 2006.

AARP

In January 1998, we entered into a ten year contract with AARP to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance) hospital indemnity insurance, health insurance focused on persons between 50 and 64 years of age, and other products. Under the terms of this Medicare Supplement Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from these AARP Supplemental Health Insurance offerings are approximately $5.0 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance is currently sufficient to cover potential future underwriting and other risks associated with the contract.

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

In 2005, based on 2004 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was approximately $1.6 billion. For the year ended December 31, 2005, the Company’s regulated subsidiaries paid over $2.1 billion in dividends to their parent companies, including approximately $500 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid to us dividends of approximately $1.1 billion through June 30, 2006.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of June 30, 2006, approximately $750 million of our $19.0 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of June 30, 2006:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$122
(0.50)%	$81
(0.25)%	$41
0.25%	$(41)
0.50%	$(81)
0.75%	$(122)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of June 30, 2006:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$239
2%	$159
1%	$80
(1)%	$(80)
(2)%	$(159)
(3)%	$(239)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.
(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on the Company’s historical experience in estimating its liabilities for incurred but not reported benefit claims.

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

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs		Earnings from Operations
			As Restated (b)	As Adjusted (c)	As Restated (d)	As Adjusted (c)
2003	$150	$(60)	$21,482	$21,422	$2,671	$2,731
2004	$210	$(190)	$27,858	$27,668	$3,858	$4,048
2005	$400	$30 (e)	$33,669	$33,699	$5,080	$5,050	(e)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings, earnings from operations or shareholder’s equity as previously reported.
(c)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(d)	Restated to include the impact of FAS 123R, which we adopted effective January 1, 2006, as well as impacts associated with the restatement described in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements.”
(e)	For the six months ended June 30, 2006, the Company recorded net favorable development of $370 million pertaining to 2005. The amount of prior period development in 2006 pertaining to 2005 will change as our December 31, 2005 medical costs payable estimate continues to develop throughout 2006.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of June 30, 2006, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of June 30, 2006; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2005 was driven primarily by growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. As our medical costs payable estimate increases in amount due to increases in the fully insured consumer base and inflationary increases in medical costs, the absolute dollar amount of subsequent changes to that estimate will increase even if the accuracy of our medical costs payable estimate remains consistent as a percentage of the original estimate. Assuming a hypothetical 1% difference between our June 30, 2006 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, second quarter 2006 earnings from operations would increase or decrease by $71 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

Historic Stock Option Measurement Dates

The selection by the Company of the methodologies described in Note 2 of the Notes to Condensed Consolidated Financial Statements to determine the measurement dates of historic stock option grants involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant. However, the Company believes it has used the most appropriate methodologies. The Company has conducted a sensitivity analysis to assess how the restatement adjustments would have changed under two alternative methodologies for determining measurement dates. The following table sets forth the incremental compensation expense that would result from using the alternate measurement date determination methodologies described below:

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

	Decrease to Earnings Before Income Taxes
	FAS 123R — Current Accounting Method		APB 25 — Historical Accounting Method
Year	Communication Measurement Dates	Legal Execution Measurement Dates	Communication Measurement Dates	Legal Execution Measurement Dates
(in millions)
pre-1994	n/a	n/a	$—	$—
1994	n/a	n/a	—	—
1995	$—	$1	—	1
1996	—	1	—	1
1997	—	—	—	1
1998	—	1	—	1
1999	—	1	—	1
2000	—	41	—	54
2001	3	27	7	36
2002	3	19	4	23
2003	5	21	9	35
2004	8	19	12	25
2005	10	26	21	45
2006	14	31	n/a	n/a

Total Impact	$43	$188	$53	$223

First Quarter 2006	$4	$9	n/a	n/a
Second Quarter 2006	4	8	n/a	n/a

Year-to-Date 2006	$8	$17

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

In October 2005, we sold the life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding $1.9 billion reinsurance receivable from OneAmerica, of which $1.8 billion is classified in other noncurrent assets as of June 30, 2006.

We evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent of probable recovery. As of June 30, 2006, there were no other significant concentrations of credit risk.

The following cautionary statements are as of the date of this filing.

Cautionary Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Quarterly Report on Form 10-Q and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The following discussion contains certain cautionary statements regarding our business that investors and others should consider. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications.

Cautionary Statements Relating to Our Historic Stock Option Practices

Matters relating to or arising out of our historic stock option practices, including regulatory inquiries, litigation matters, downgrades in our credit ratings, and potential additional cash and noncash charges could have a material adverse effect on the Company.

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, in early 2006, our Board of Directors initiated an independent review of the Company’s stock option practices from 1994 to 2005. The independent review was conducted by the Independent Committee with the assistance of independent counsel, WilmerHale, and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee and WilmerHale had completed their review of the Company’s stock option practices and reported the findings to the non-management directors of the Company. After completing an internal review of the accounting treatment for all stock option grants, we restated previously filed financial statements included in this Form 10-Q, we are subject to various regulatory inquiries, litigation matters and credit rating downgrades, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

The SEC is conducting a formal investigation into the Company’s historic stock option practices. In May 2006, the Company received a request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were named executive officers in the Company’s annual proxy statements. We also received a subpoena from the U.S. Attorney for the Southern District of New York in May 2006 requesting documents from 1999 to the present relating to the Company’s historic stock option practices. In June 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning the Company’s executive compensation and historic stock option practices. We have also received document requests from U.S. Congressional committees in connection with these issues. We have not resolved any of these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer reactions in connection with these matters. See Part II, Item 1 — “Legal Proceedings” for a more detailed description of these inquiries and document requests.

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

Credit Ratings

As a result of their concerns related to our historic stock option practices, Moody’s downgraded our A2 senior debt rating to A3 with a negative outlook in October 2006 and AM Best downgraded our financial strength ratings from A+ to A with a negative outlook in November 2006. Standard & Poor’s and FitchRatings confirmed their existing ratings and their negative outlook (Standard & Poors) and negative watch (FitchRatings) on the Company’s ratings. If our business results deteriorate significantly, or if there is an event, outcome or action as a result of the regulatory inquiries and document requests or the pending civil litigation, which is materially adverse to the Company, our credit ratings may be further downgraded. A significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

Potential Additional Cash and Noncash Charges

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, the Company, after completing its internal review of the accounting treatment of all stock option grants, and after consultation with the SEC’s Office of the Chief Accountant on certain interpretive accounting issues, recorded additional cash and noncash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and restated previously filed financial statements included in this Form 10-Q. While we believe we have made appropriate judgments in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

Under a ten-year contract with AARP, which commenced in 1998, we provide Medicare Supplement insurance, hospital indemnity insurance, health insurance focused on those aged 50 to 64 and other products to AARP members. As of June 30, 2006, this Supplement Health Insurance program represented approximately $4.9 billion in annual net premium revenue from approximately 3.8 million AARP members. We also have a separate license agreement with AARP to brand certain of our Medicare Part D prescription drug plans. The AARP contracts may be terminated by us or AARP at the end of their respective initial terms and may also be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the effects of changes in Medicare remain uncertain.

The changes in Medicare as a result of the Medicare Modernization Act of 2003 (MMA) and the rules and regulations promulgated thereunder are complex and wide-ranging and continue to affect our businesses. We have taken advantage of new opportunities created by the MMA to partner with the federal government, including Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, Private Fee for Service Plans and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. Legislative or regulatory changes to these programs could have a significant impact on us. Additionally, our ability to successfully participate in the Medicare Part D program depends in part on coordination of information and information systems between us, CMS and state governments. The inability to receive correct information due to systems issues by the federal government, the applicable state government or us could adversely affect our business. Additionally, our participation in the Medicare Part D program is based upon certain assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare Part D program or otherwise, our results could be materially affected. Any positive or negative development for the Medicare Part D program as a whole are likely to have a significant impact on us as a result of the size of our enrollment in our Medicare Part D program.

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

Our ability to adequately price our products and services, to provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of technology initiatives, changes in our systems platforms and integration of new business acquisitions, we have been taking steps to consolidate the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate our systems successfully could result in higher than expected costs, and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

The value of our intangible assets may become impaired.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.6 billion as of June 30, 2006, representing approximately 40% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Approximately $18.7 billion of our cash equivalents and investments at June 30, 2006 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at June 30, 2006, the fair value of our fixed-income investments would decrease or increase by approximately $330 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $4.9 billion of our commercial paper and debt had variable rates of interest and $2.5 billion had fixed rates as of June 30, 2006. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At June 30, 2006, we had $244 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Item 4.	Controls and Procedures

As discussed in the Explanatory Note preceding Part I, in light of the findings of the WilmerHale Report and the restatement of the Company’s financial statements, management re-evaluated the assessment presented in Management’s Report on Internal Control Over Financial Reporting in the Company’s 2006 Form 10-K. As reported in a Current Report on Form 8-K filed with the SEC on November 8, 2006, management concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of December 31, 2005 and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

Re-Evaluation of Disclosure Controls and Procedures as of March 31, 2006 and Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2006

In connection with the filing of the Form 10-Q/A, management re-evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of March 31, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of March 31, 2006.

As discussed in the Form 10-Q/A, during the first quarter of 2006, the Company took the following actions to address what appeared to be deficiencies which, in light of the matters discussed above, were subsequently identified as a material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

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

Evaluation of Disclosure Controls and Procedures as of June 30, 2006

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, although the Company had taken significant remedial actions during the first and second quarters of 2006, the Company continued to have a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of June 30, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2006

During the second quarter of 2006, the Company took the following actions which remediated in part the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants that existed as of March 31, 2006:

•	The Board of Directors took the followings actions related to the Company’s historic stock option granting practices:

•

Formed an Independent Committee to perform an independent investigation of the Company’s historic option granting practices from 1994 to 2005. The Independent Committee retained independent counsel, WilmerHale, which was assisted by accounting advisors and was given full access to Company documents and personnel. The full WilmerHale Report was posted immediately on the Company’s Web site and copies were provided to the SEC and U.S. Attorney’s office. The restatement of the Company’s financial statements reflects the Company’s analysis of the accounting adjustments necessary to address WilmerHale’s findings as well as other accounting adjustments described in this Form 10-K that were not related to the findings in the WilmerHale Report.

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

•	The Board of Directors took the followings actions related to the Company’s policy governing the grant of equity awards:

•	Required that all grants of equity awards to employees are to be made at the sole discretion of the Compensation Committee and no authority to grant equity awards is delegated to management.

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

During the second quarter of 2006, we continued the implementation of changes, begun in the first quarter of 2006, in certain processes, information technology systems, and other components of internal control over financial reporting as a result of integration activities following our acquisition of PacifiCare in December 2005 and the initiation of the new Medicare Part D product offering in January 2006.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting Subsequent to the Quarter Ended June 30, 2006

During the remainder of 2006, the Company took the following additional actions to remediate the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•

The Company, together with the previously engaged outside professional services firm, continued to conduct regular testing of controls relating to equity award initiation and modification, equity award approval, equity award administration and equity exercise administration processes and reported the results of its review to the Compensation Committee on a quarterly basis.

•

The Company further enhanced training and education to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of the Company’s stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments.

•	The Board of Directors took the following actions related to the Company’s policy governing the grant of equity awards:

•	Amended the Compensation Committee charter to remove the delegation of authority to the Chair of the Compensation Committee to grant equity awards to executive officers of the Company.

•	Amended the Compensation Committee charter to clarify the responsibilities of the Compensation Committee to oversee and administer the Company’s equity incentive compensation plans.

•	The Company made the following personnel changes during the fourth quarter of 2006:

•	The Company’s Chief Executive Officer, General Counsel and head of Human Resources left the Company;

•	The Board of Directors split the roles of CEO and Chairman of the Board and appointed Richard T. Burke to serve as nonexecutive Chairman of the Board;

•	Stephen J. Hemsley was appointed Chief Executive Officer and President of the Company;

•	G. Mike Mikan was appointed Executive Vice President and Chief Financial Officer of the Company;

•	Eric S. Rangen was appointed Senior Vice President and Chief Accounting Officer of the Company; and

•	Karen L. Erickson was appointed Senior Vice President and Controller of the Company.

•	Certain former and current senior executives of the Company took the following actions:

•

Executed written agreements to reset the exercise prices of all applicable exercised and unexercised stock options granted to such executives with stated grant dates between 1994 and 2002 to ensure that there is no potential for financial gain from the incorrect dating of any option.

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

Legal Matters Relating to Our Historic Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the SEC related to our historic stock option practices.

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

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.80% Senior Unsecured Notes due March 15, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

On March 15, 2000, the American Medical Association filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. On April 13, 2000, we removed this case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. An amended complaint was filed on August 25, 2000, which alleged two classes of plaintiffs, an ERISA class and a non-ERISA class. After the Court dismissed certain ERISA claims and the claims brought by the American Medical Association, a third amended complaint was filed on January 11, 2002. On October 25, 2002, the court granted in part and denied in part our motion to dismiss the third amended complaint. On May 21, 2003, we filed a counterclaim complaint in this matter alleging antitrust violations against the American Medical Association and asserting claims based on improper billing practices against an individual provider plaintiff. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties based, in part, due to lack of standing. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. We intend to vigorously defend against the action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare & Medicaid Services (CMS), state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services. We are also subject to a formal investigation of our historic stock option practices by the SEC, IRS, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of Company, and we have received requests for documents from U.S. Congressional Committees as described in “Legal Matters Relating to Our Historic Stock Option Practices” above. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after full funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

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

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Second Quarter 2006

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 30, 2006	6,000,000		$51.04	6,000,000	19,442,600
May 31, 2006	3,275,654	(2)	47.52	3,275,000	137,475,000
June 30, 2006	833,327	(2)	45.23	825,000	136,650,000

TOTAL	10,108,981		49.50	10,100,000

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program. During the quarter ended June 30, 2006, except as set forth in Note 2 below, the Company did not repurchase any shares other than through this publicly announced program.
(2)	Includes 654 shares for the month ended May 31, 2006 and 8,327 shares for the month ended June 30, 2006 withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 2, 2006 (the Annual Meeting), the Company’s shareholders voted on three items: the election of directors, the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company, and a shareholder proposal requesting majority voting for director elections.

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

Item 6.     Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: March 6, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: March 6, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: March 6, 2007

EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002