Form 10-Q
period 2006-09-30
UNITEDHEALTH GROUP INC
filed 2007-03-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

UNITEDHEALTH GROUP

EXPLANATORY NOTE

In this Form 10-Q, UnitedHealth Group Incorporated (“UnitedHealth Group” or the “Company”) is restating its Condensed Consolidated Balance Sheet as of December 31, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 2005. This Form 10-Q also reflects the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-Q for the quarter ended September 30, 2005 as it related to the period ended September 30, 2005.

Immediately prior to the filing of this Form 10-Q, the Company filed an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2006 (the “Form 10-Q/A”) and a quarterly report on Form 10-Q for the quarter ended June 30, 2006. The Form 10-Q/A contains restated financial information for the periods ended March 31, 2006 and March 31, 2005, and the Form 10-Q for the quarter ended June 30, 2006 contains restated financial information for the period ended June 30, 2005.

Immediately after the filing of this Form 10-Q, the Company will file an annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In the 2006 Form 10-K, the Company will restate its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and December 31, 2004 and quarterly financial data for the quarter ended December 31, 2005. The 2006 Form 10-K will also reflect the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the fiscal year ended December 31, 2005 as it related to the fiscal years ended December 31, 2005 and December 31, 2004.

Previously filed annual reports on Form 10-K and previously filed quarterly reports on Form 10-Q (other than for the quarters ended June 30, 2006 and March, 31, 2006, the later of which has been amended by the Form 10-Q/A) have not been amended and should not be relied upon.

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

The restatement in this Form 10-Q principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three- and nine-month periods ended September 30, 2005 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the periods ended September 30, 2005 or prior.

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

Based on all available evidence, the Company has determined that the appropriate measurement date for Broad-Based Grants was the later of the following two dates: (a) the date on which the evidence identified by the Company indicated that a communication to or from our former chief executive officer refers to a particular grant, or the grant was presented to the Compensation Committee or (b) the date on which the allocation of the options to individual employees and grant process associated with the Broad-Based Grant was substantially complete. Where information is not available to evidence either (a) or (b) above, the Company has determined the appropriate measurement date to be the date on which the Company determined, based upon all available evidence that the CEO Certificate for such grant was likely executed. Where option award amounts changed subsequent to the date the allocation process was substantially complete, the Company has determined that each award that was changed is a separate grant with its own measurement date and should not be considered indicative that the granting process was not complete.

•

New Hire and Promotion Grants — During the Independent Review Period, the Company granted stock options to approximately 2,500 employees in connection with their hire or promotion (“New Hire and Promotion Grants”).

For New Hire and Promotion Grants made prior to 2002, the Company typically chose grant dates by determining the lowest closing price of the Company’s common stock between the date of an event in the recruitment of the newly-hired employee (e.g., date of first contact, date of an offer letter) or promotion of the employee and the end of the quarter in which the employee started work or was promoted. As a result of this practice, some employees received stock options with grant dates that were earlier than that employee’s start date. In 2002, the Company changed to a practice of determining grant dates for new hires and promotions to be the date of the lowest closing price of the Company’s common stock between the start date of employment or date of promotion and the end of the quarter in which the employee started work or was promoted. The Company historically used these stated grant dates as the measurement dates for accounting purposes.

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

•

Acceleration of Cliff Vesting Options. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25)” (“FIN 44”), subsequent to July 1, 2000, the acceleration of the six- or nine-year cliff vesting term of a stock option constituted a modification. Accordingly, the Company should have measured the intrinsic value of the award at the date of the modification and recognized this amount as compensation cost on the termination of employment if, absent the acceleration, the award would have been forfeited pursuant to its original terms. Under FAS 123, the performance targets were taken into consideration when determining the expected term of the award and, therefore, the acceleration of vesting was not considered to be a modification of the terms.

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

•

1999 Cancellation and Reissuance of Options. In the fourth quarter of 1999, the Company issued stock options to acquire an aggregate of 400,000 shares of Company common stock (3.2 million shares on a split-adjusted basis) to approximately 65 employees in exchange for the cancellation of an equal number of stock options that had previously been granted to those employees at various times earlier in 1999. The reissued stock options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis), which was lower than the exercise price of the cancelled options. The Company has determined that, under APB 25, this constituted a “re-pricing”, resulting in variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has concluded that, under FAS 123, this would also be viewed as a modification to the award and the incremental fair value in addition to the originally measured fair value should have been recognized over the remaining vesting period.

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

Additional Information

Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q sets forth, for the periods ended September 30, 2005, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of the Company’s historic stock option practices.

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

Item 4 of this Form 10-Q describes management’s conclusion that the previously reported material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants had been reduced to a significant deficiency as of September 30, 2006. Management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006. As Item 4 of this Form 10-Q further describes, the Company had fully remediated the material weakness as of December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2006	December 31, 2005
		(As Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$9,252	$5,421
Short-Term Investments	673	590
Accounts Receivable, net	1,218	1,207
Assets Under Management	1,905	1,825
Deferred Income Taxes	568	650
Other Current Assets	1,380	854

Total Current Assets	14,996	10,547
Long-Term Investments	9,152	8,971
Property, Equipment and Capitalized Software, net	1,721	1,647
Goodwill	16,667	16,238
Other Intangible Assets, net	1,966	2,020
Other Assets	1,922	1,865

TOTAL ASSETS	$46,424	$41,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,206	$7,262
Accounts Payable and Accrued Liabilities	3,691	3,285
Other Policy Liabilities	3,569	1,845
Commercial Paper and Current Maturities of Long-Term Debt	1,447	3,261
Unearned Premiums	1,139	1,000

Total Current Liabilities	18,052	16,653
Long-Term Debt, less current maturities	5,878	3,834
Future Policy Benefits for Life and Annuity Contracts	1,821	1,761
Deferred Income Taxes and Other Liabilities	1,173	1,225
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,343 and 1,358 issued and outstanding	13	14
Additional Paid-In Capital	6,269	7,510
Retained Earnings	13,201	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	17	33

Total Shareholders’ Equity	19,500	17,815

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,424	$41,288

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
REVENUES
Premiums	$16,483	$10,519	$49,101	$30,973
Services	1,075	916	3,178	2,702
Products	186	37	516	80
Investment and Other Income	226	141	619	384

Total Revenues	17,970	11,613	53,414	34,139

OPERATING COSTS
Medical Costs	13,369	8,380	40,062	24,786
Operating Costs	2,419	1,778	7,425	5,193
Cost of Products Sold	151	16	431	44
Depreciation and Amortization	168	116	493	333

Total Operating Costs	16,107	10,290	48,411	30,356

EARNINGS FROM OPERATIONS	1,863	1,323	5,003	3,783
Interest Expense	(129)	(62)	(327)	(166)

EARNINGS BEFORE INCOME TAXES	1,734	1,261	4,676	3,617
Provision for Income Taxes	(622)	(461)	(1,692)	(1,312)

NET EARNINGS	$1,112	$800	$2,984	$2,305

BASIC NET EARNINGS PER COMMON SHARE	$0.83	$0.64	$2.22	$1.83

DILUTED NET EARNINGS PER COMMON SHARE	$0.80	$0.61	$2.13	$1.73

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,341	1,255	1,344	1,263
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	56	67	60	67

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,397	1,322	1,404	1,330

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
		(As Restated)
OPERATING ACTIVITIES
Net Earnings	$2,984	$2,305
Noncash Items:
Depreciation and Amortization	493	333
Deferred Income Taxes and Other	(297)	(178)
Stock-Based Compensation	277	225
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(444)	(39)
Medical Costs Payable	796	155
Accounts Payable and Other Accrued Liabilities	1,042	673
Unearned Premiums	75	48

Cash Flows From Operating Activities	4,926	3,522

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(718)	(286)
Purchases of Property, Equipment and Capitalized Software	(510)	(367)
Proceeds from Disposal of Property, Equipment and Capitalized Software	44	—
Purchases of Investments	(3,280)	(4,853)
Maturities and Sales of Investments	2,981	4,504

Cash Flows Used For Investing Activities	(1,483)	(1,002)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(2,364)	(42)
Proceeds from Issuances of Long-Term Debt	3,000	500
Repayments of Convertible Subordinated Debentures	(91)	—
Common Stock Repurchases	(2,345)	(2,380)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	351	332
Stock-Based Compensation Excess Tax Benefits	228	172
Customer Funds Administered	1,706	113
Dividends	(41)	(19)
Other	(56)	(10)

Cash Flows From (Used For) Financing Activities	388	(1,334)

INCREASE IN CASH AND CASH EQUIVALENTS	3,831	1,186
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,421	3,991

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,252	$5,177

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

1.	Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments, except as discussed in Note 2, needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission on the date here of.

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

The restatement principally reflects additional stock-based compensation expense and related tax effects as of December 31, 2005 and for the three- and nine-month periods ended September 30, 2005 under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the current or prior periods.

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

For New Hire and Promotion Grants made prior to 2002, the Company typically chose grant dates by determining the lowest closing price of the Company’s common stock between the date of an event in the recruitment of the newly-hired employee (e.g., date of first contact, date of an offer letter) or promotion of the employee and the end of the quarter in which the employee started work or was promoted. As a result of this practice, some employees received stock options with grant dates that were earlier than that employee’s start date. In 2002, the Company changed to a practice of determining grant dates for new hires and promotions to be the date of the lowest closing price of the Company’s common stock between the start date of employment or date of promotion and the end of the quarter in which the employee started work or was promoted. The Company historically used these stated grant dates as the measurement dates for accounting purposes.

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

•

1999 Cancellation and Reissuance of Options. In the fourth quarter of 1999, the Company issued stock options to acquire an aggregate of 400,000 shares of Company common stock (3.2 million shares on a split-adjusted basis) to approximately 65 employees in exchange for the cancellation of an equal number of stock options that had previously been granted to those employees at various times earlier in 1999. The reissued stock options had a stated grant date of October 13, 1999 and an exercise price equal to $40.125 ($5.0156 on a split-adjusted basis), which was lower than the exercise price of the cancelled options. The Company has determined that, under APB 25, this constituted a “re-pricing”, resulting in variable accounting for each option until exercise, forfeiture or expiration. Additionally, the Company has concluded that, under FAS 123, this would also be viewed as a modification to the award and the incremental fair value in addition to the originally measured fair value should have been recognized over the remaining vesting period.

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

Restatement Adjustments

The following table sets forth, on a year-by-year and, for 2005, a quarter-by-quarter basis, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices. The impact under FAS 123R of all errors is $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under APB 25 of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Adjustments

	FAS 123R – Current Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad-Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options	Option Modifications	Other Stock- Based Compensation (1)	Total Stock- Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
1995 (3)	$4	$—	$—	$—	$—	$—	$2	$6	$4	$10	$4	$3	$7
1996	5	—	—	—	—	—	1	6	3	9	4	2	6
1997	10	—	—	—	—	—	3	13	4	17	8	3	11
1998	14	1	—	—	—	11	6	32	3	35	22	2	24
1999	18	1	—	—	—	2	1	22	4	26	14	3	17
2000	9	6	25	83	—	3	3	129	5	134	94	3	97
2001	22	10	22	25	—	1	1	81	6	87	53	5	58
2002	35	9	—	16	—	1	1	62	(1)	61	44	1	45
2003	30	10	—	13	—	—	1	54	20	74	41	7	48

Total Impact through 2003	147	37	47	137	—	18	19	405	48	453	284	29	313
2004	27	8	—	4	—	2	—	41	(1)	40	31	13	44
First Quarter 2005	10	2	—	—	—	1	—	13	(11)	2	10	(3)	7
Second Quarter 2005	10	2	—	—	—	1	1	14	(27)	(13)	12	(11)	1
Third Quarter 2005	11	2	—	—	—	2	—	15	(26)	(11)	13	(13)	—
Fourth Quarter 2005	11	3	—	—	—	—	—	14	51	65	12	37	49

2005 Full Year	42	9	—	—	—	4	1	56	(13)	43	47	10	57
Total Impact through 2005	$216	$54	$47	$141	$—	$24	$20	$502	$34	$536	$362	$52	$414

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.
(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.
(3)	The Company adopted FAS 123R effective January 1, 2006, using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Adjustments

	APB 25 – Historical Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad-Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options (3)	Option Modifications	Other Stock-Based Compensation (1)	Total Stock Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
pre-1994	$19	$4	$—	$—	$—	$—	$—	$23	$—	$23	$16	$—	$16
1994	2	—	—	—	—	—	—	2	—	2	1	—	1
1995	5	—	—	—	2	—	19	26	4	30	17	3	20
1996	8	1	—	—	1	—	18	28	3	31	20	2	22
1997	15	1	—	—	2	—	5	23	4	27	16	3	19
1998	20	2	—	—	2	23	10	57	3	60	40	2	42
1999	26	1	—	—	9	2	1	39	4	43	27	3	30
2000	63	10	81	40	35	14	6	249	5	254	177	3	180
2001	73	17	92	32	21	11	(1)	245	6	251	172	5	177
2002	52	12	43	13	17	6	1	144	(1)	143	100	1	101
2003	34	11	90	7	25	4	1	172	20	192	123	7	130

Total Impact through 2003	317	59	306	92	114	60	60	1,008	48	1,056	709	29	738
2004	22	10	151	1	—	16	1	201	(1)	200	145	13	158
First Quarter 2005	16	3	37	—	1	8	(1)	64	(11)	53	45	(3)	42
Second Quarter 2005	17	3	44	—	3	5	—	72	(27)	45	52	(11)	41
Third Quarter 2005	18	3	40	—	—	41	1	103	(26)	77	74	(13)	61
Fourth Quarter 2005	14	4	59	—	1	1	(1)	78	51	129	57	37	94

2005 Full Year	65	13	180	—	5	55	(1)	317	(13)	304	228	10	238
Total Impact through 2005	$404	$82	$637	$93	$119	$131	$60	$1,526	$34	$1,560	$1,082	$52	$1,134

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.
(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.
(3)	Includes $50 million of stock-based compensation expense associated with performance-based awards granted on certain dates in 1996, 1997 and 1998, which have been accounted for as variable awards.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of the restatement adjustments on our pro forma net earnings and pro forma net earnings per share if we had recorded compensation costs based on the estimated grant date fair value accounting method as defined by FAS 123 for the three and nine months ended September 30, 2005.

(in millions, except per share data)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net Earnings
APB 25
As Reported-APB 25	$842	$2,430
Restatement Adjustments-APB 25:
Compensation Expense, net of tax effects	(74)	(171)
Other Adjustments, net of tax effects	13	27

As Restated-APB 25	$781	$2,286

FAS 123 Pro Forma
As Restated-APB 25	$781	$2,286
Less: APB 25 Compensation Expense, net of tax effects	74	171
FAS 123 Historical Compensation Expense, net of tax effects	(42)	(117)
Restatement Adjustment
FAS 123 Compensation Expense, net of tax effects	(13)	(35)

As Restated-FAS 123 Pro Forma	$800	$2,305

Basic Net Earnings Per Common Share
As Reported-APB 25	$0.67	$1.92
As Restated-APB 25	$0.62	$1.81
As Restated-FAS 123 Pro Forma	$0.64	$1.83
Diluted Net Earnings Per Common Share
As Reported-APB 25	$0.64	$1.83
As Restated-APB 25	$0.59	$1.73
As Restated-FAS 123 Pro Forma	$0.61	$1.73

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows. The tables have been presented on both a FAS 123R basis, which the Company adopted on January 1, 2006, and on an APB 25 basis, which was used for all periods prior to January 1, 2006.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2005
	APB 25-Historical Accounting Method			FAS 123R-Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$10,245	$274	$10,519	$—	$—	$10,519
Services	942	(26)	916	—	—	916
Products	—	37	37	—	—	37
Investment and Other Income	135	6	141	—	—	141

Total Revenues	11,322	291	11,613	—	—	11,613

Operating Costs
Medical Costs	8,138	242	8,380	—	—	8,380
Operating Costs	1,690	110	1,800	(37)	15	1,778
Cost of Products Sold	—	16	16	—	—	16
Depreciation and Amortization	116	—	116	—	—	116

Total Operating Costs	9,944	368	10,312	(37)	15	10,290

Earnings From Operations	1,378	(77)	1,301	37	(15)	1,323
Interest Expense	(62)	—	(62)	—	—	(62)

Earnings Before Income Taxes	1,316	(77)	1,239	37	(15)	1,261
Provision for Income Taxes	(474)	16	(458)	(5)	2	(461)

Net Earnings	$842	$(61)	$781	$32	$(13)	$800

Basic Net Earnings per Common Share	$0.67	$(0.05)	$0.62	$0.03	$(0.01)	$0.64

Diluted Net Earnings per Common Share	$0.64	$(0.05)	$0.59	$0.02	$0.00	$0.61

Basic Weighted-Average Number of Common Shares Outstanding	1,255	—	1,255	—	—	1,255
Dilutive Effect of Common Stock Equivalents	64	(2)	62	2	3	67

Diluted Weighted-Average Number of Common Shares Outstanding	1,319	(2)	1,317	2	3	1,322

(1)	Includes $103 million of stock-based compensation and $29 million of deferred tax benefit associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Operations as well as an adjustment to premium revenue of $279 million, medical costs of $254 million and operating costs of $25 million to reflect a reinsurance contract on a gross basis. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.
(2)	Reflects $66 million of stock-based compensation and $24 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes $15 million of additional stock-based compensation and $2 million of related deferred tax benefit.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2005
	APB 25-Historical Accounting Method			FAS 123R-Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$30,178	$795	$30,973	$—	$—	$30,973
Services	2,764	(62)	2,702	—	—	2,702
Products	—	80	80	—	—	80
Investment and Other Income	378	6	384	—	—	384

Total Revenues	33,320	819	34,139	—	—	34,139

Operating Costs
Medical Costs	24,101	685	24,786	—	—	24,786
Operating Costs	4,942	265	5,207	(56)	42	5,193
Cost of Products Sold	—	44	44	—	—	44
Depreciation and Amortization	333	—	333	—	—	333

Total Operating Costs	29,376	994	30,370	(56)	42	30,356

Earnings From Operations	3,944	(175)	3,769	56	(42)	3,783
Interest Expense	(166)	—	(166)	—	—	(166)

Earnings Before Income Taxes	3,778	(175)	3,603	56	(42)	3,617
Provision for Income Taxes	(1,348)	31	(1,317)	(2)	7	(1,312)

Net Earnings	$2,430	$(144)	$2,286	$54	$(35)	$2,305

Basic Net Earnings per Common Share	$1.92	$(0.11)	$1.81	$0.04	$(0.02)	$1.83

Diluted Net Earnings per Common Share	$1.83	$(0.10)	$1.73	$0.04	$(0.04)	$1.73

Basic Weighted-Average Number of Common Shares Outstanding	1,263	—	1,263	—	—	1,263
Dilutive Effect of Common Stock Equivalents	64	(2)	62	2	3	67

Diluted Weighted-Average Number of Common Shares Outstanding	1,327	(2)	1,325	2	3	1,330

(1)	Includes $239 million of stock-based compensation and $68 million of deferred tax benefit associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Operations as well as an adjustment to premium revenue of $833 million, medical costs of $760 million and operating costs of $73 million to reflect a reinsurance contract on a gross basis. To conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.
(2)	Reflects $183 million of stock-based compensation and $66 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes $42 million of additional stock-based compensation and $7 million of related deferred tax benefit.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2005
	APB 25 – Historical Accounting Method			FAS 123R – Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Assets
Current Assets
Cash and Cash Equivalents	$5,421	$—	$5,421	$—	$—	$5,421
Short-Term Investments	590	—	590	—	—	590
Accounts Receivable, net	1,290	(83)	1,207	—	—	1,207
Assets Under Management	1,825	—	1,825	—	—	1,825
Deferred Income Taxes	645	5	650	—	—	650
Other Current Assets	869	(15)	854	—	—	854

Total Current Assets	10,640	(93)	10,547	—	—	10,547
Long-Term Investments	8,971	—	8,971	—	—	8,971
Property, Equipment, and Capitalized Software, net	1,647	—	1,647	—	—	1,647
Goodwill	16,206	32	16,238	—	—	16,238
Other Intangible Assets, net	2,020	—	2,020	—	—	2,020
Other Assets	1,890	(25)	1,865	—	—	1,865

Total Assets	$41,374	$(86)	$41,288	$—	$—	$41,288

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$7,301	$(39)	$7,262	$—	$—	$7,262
Accounts Payable and Accrued Liabilities	3,301	(16)	3,285	(95)	95	3,285
Other Policy Liabilities	1,824	21	1,845	—	—	1,845
Commercial Paper and Current Maturities of Long-Term Debt	3,261	—	3,261	—	—	3,261
Unearned Premiums	957	43	1,000	—	—	1,000

Total Current Liabilities	16,644	9	16,653	(95)	95	16,653
Long-Term Debt, less current maturities	3,850	(16)	3,834	—	—	3,834
Future Policy Benefits for Life and Annuity Contracts	1,761	—	1,761	—	—	1,761
Deferred Income Taxes and Other Liabilities	1,386	(134)	1,252	24	(51)	1,225
Commitments and Contingencies

Shareholders’ Equity
Common Stock	14	—	14	—	—	14
Additional Paid-In Capital	6,921	338	7,259	664	(413)	7,510
Retained Earnings	10,765	(283)	10,482	(593)	369	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	33	—	33	—	—	33

Total Shareholders’ Equity	17,733	55	17,788	71	(44)	17,815

Total Liabilities and Shareholders’ Equity	$41,374	$(86)	$41,288	$—	$—	$41,288

(1)	Includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $236 million, increase additional paid-in capital by $372 million and to decrease retained earnings by $231 million associated with the restatement of our historical APB 25 Consolidated Balance Sheet.
(2)	Reflects adjustments to decrease non-current deferred tax liabilities by $212 million, increase additional paid-in capital by $1,036 million and decrease retained earnings by $824 million associated with the adoption of FAS 123R under the modified retrospective method as of December 31, 2005 that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Consolidated Balance Sheet subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $51 million, decrease additional paid-in capital by $413 million and increase retained earnings by $369 million. Includes adjustments to our historic common stock repurchase accounting considering the increase in compensation recognized in relation to the timing of stock repurchase activity and the related impact to period end reclassifications within shareholders’ equity to restore additional paid-in capital.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2005
	APB 25-Historical Accounting Method			FAS 123R-Current Accounting Method
(in millions)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Operating Activities
Net Earnings	$2,430	$(144)	$2,286	$54	$(35)	$2,305
Noncash Items:
Depreciation and Amortization	333	–	333	–	–	333
Deferred Income Taxes and Other	60	(59)	1	(178)	(1)	(178)
Stock-Based Compensation	–	239	239	(56)	42	225
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances
Accounts Receivable and Other Current Assets	(47)	8	(39)	–	–	(39)
Medical Costs Payable	178	(23)	155	–	–	155
Accounts Payable and Other Accrued Liabilities	649	22	671	–	2	673
Unearned Premiums	91	(43)	48	–	–	48

Cash Flows From Operating Activities	3,694	–	3,694	(180)	8	3,522

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(286)	–	(286)	–	–	(286)
Purchases of Property, Equipment and Capitalized Software	(367)	–	(367)	–	–	(367)
Purchases of Investments	(4,853)	–	(4,853)	–	–	(4,853)
Maturities and Sales of Investments	4,504	–	4,504	–	–	4,504

Cash Flows Used for Investing Activities	(1,002)	–	(1,002)	–	–	(1,002)

Financing Activities
Repayments of Commercial Paper, net	(42)	–	(42)	–	–	(42)
Proceeds from Issuance of Long-Term Debt	500	–	500	–	–	500
Common Stock Repurchases	(2,380)	–	(2,380)	–	–	(2,380)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	332	–	332	–	–	332
Stock-Based Compensation Excess Tax Benefits	–	–	–	180	(8)	172
Customer Funds Administered	113	–	113	–	–	113
Dividends	(19)	–	(19)	–	–	(19)
Other	(10)	–	(10)	–	–	(10)

Cash Flows From (Used For) Financing Activities	(1,506)	–	(1,506)	180	(8)	(1,334)

Increase in Cash and Cash Equivalents	1,186	–	1,186	–	–	1,186
Cash and Cash Equivalents, Beginning of Period	3,991	–	3,991	–	–	3,991

Cash and Cash Equivalents, End of Period	$5,177	$–	$5,177	$–	$–	$5,177

(1)	Includes adjustments to operating cash flows for stock-based compensation and related tax effects associated with the restatement of our historical APB 25 Condensed Consolidated Statement of Cash Flows, as well as operating cash flow adjustments due to immaterial adjustments, individually and in the aggregate, unrelated to historic stock option practices.
(2)	Reflects adjustments to operating cash flows for stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Condensed Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historic stock option practices and includes adjustments to operating cash flows for additional stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under these contracts with the Centers for Medicare & Medicaid Services (CMS). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

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

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. For example, the Company is responsible for approximately

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share receivable to be received from CMS as of September 30, 2006 was $67 million.

For the nine months ended September 30, 2006, the Company recognized approximately $4.5 billion, or approximately 78% of estimated full year Medicare Part D revenues. For the nine months ended September 30, 2006, the Company recognized $4.1 billion or approximately 84% of anticipated full year pharmacy benefit costs associated with active members as of September 30, 2006. The medical care ratio (medical costs as a percentage of premium revenues) for the Medicare Part D product was 91% during the nine months ended September 30, 2006.

As a result of these contracts and the December 2005 acquisition of PacifiCare Health Systems, Inc., premium revenues from CMS, which have historically been approximately 10% of total revenues, increased to approximately 25% for the nine months ended September 30, 2006.

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

On December 20, 2005, the Company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $7.1 billion. Pending completion of a valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $1.0 billion and associated deferred tax liabilities of $392 million, and goodwill of approximately $6.5 billion. The finite-lived intangible assets consist primarily of member lists, health care physician and hospital networks and trademarks, with an estimated weighted-average useful life of 13 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $810 million; investments of $2.4 billion; accounts receivable and other current assets of $734 million; property, equipment and capitalized software and other assets of $326 million; medical costs payable of $1.4 billion and other liabilities of $1.2 billion.

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

Integration activities finalized prior to September 30, 2006 relate to severance costs for certain workforce reductions primarily in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs. The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition for the nine-month period ended September 30, 2006 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2005	$15	$30	$45
Additional integration costs accrued and estimate adjustments	48	16	64
Payments made against liability	(37)	(5)	(42)

Accrued integration liabilities at September 30, 2006	$26	$41	$67

The results of operations and financial condition of PacifiCare have been included in our consolidated financial statements since the acquisition date and for the entire three and nine months ended September 30, 2006. The unaudited pro forma financial information presented below assumes that the acquisition occurred as of the beginning of each respective period presented below. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the purchase price allocation, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. Because the unaudited pro forma financial information has been prepared based on estimates of fair values, the actual amounts recorded as of the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of the PacifiCare purchase price allocation may differ from the information presented below. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the PacifiCare acquisition been consummated at the beginning of the period presented.

Pro forma — unaudited	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
(in millions, except per share data)
Revenues	$15,383	$44,926
Net Earnings	$900	$2,544
Earnings Per Share:
Basic	$0.66	$1.86
Diluted	$0.63	$1.77

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

As of September 30, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$9,252	$—	$—	$9,252
Debt Securities — Available for Sale	9,256	66	(55)	9,267
Equity Securities — Available for Sale	279	19	(1)	297
Debt Securities — Held to Maturity	261	—	—	261

Total Cash and Investments	$19,048	$85	$(56)	$19,077

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table shows the gross unrealized losses and fair value of investments with unrealized losses that, in our judgment, are not other-than-temporarily impaired. There investments are aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in millions) (1):

	As of September 30, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agency obligations	$1,105	$(8)	$471	$(11)	$1,576	$(19)
State and municipal obligations	828	(3)	1,130	(12)	1,958	(15)
Corporate obligations	961	(10)	512	(11)	1,473	(21)

Total Debt Securities — Available for Sale	$2,894	$(21)	$2,113	$(34)	$5,007	$(55)

Total Equity Securities	$7	$(1)	$—	$—	$7	$(1)

(1)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations at September 30, 2006 were mainly caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. We evaluate impairment at each reporting period for each of the securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of our investment. We evaluated the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

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

We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. We do not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at September 30, 2006.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross Realized Gains	$4	$18	$38	$41
Gross Realized Losses	(13)	(8)	(27)	(22)

Net Realized (Losses) Gains	$(9)	$10	$11	$19

Included in the realized losses above are impairment charges of $1 million and $3 million for the three and nine months ended September 30, 2006, respectively, and $2 million for the nine months ended September 30, 2005. There were no impairment charges recognized for the three months ended September 30, 2005.

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2006 and 2005, were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments/Adjustments	234	29	70	96	429

Balance at September 30, 2006	$14,098	$946	$802	$821	$16,667

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2004	$7,505	$903	$406	$665	$9,479
Acquisitions and Subsequent Payments/Adjustments	215	2	38	59	314

Balance at September 30, 2005	$7,720	$905	$444	$724	$9,793

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2006 and December 31, 2005 were as follows (in millions):

	Weighted- Average Useful Life	September 30, 2006			December 31, 2005
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,902	$(210)	$1,692	$1,830	$(106)	$1,724
Patents, Trademarks and Technology	10 years	231	(84)	147	221	(62)	159
Other	16 years	159	(32)	127	161	(24)	137

Total	15 years	$2,292	$(326)	$1,966	$2,212	$(192)	$2,020

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense relating to intangible assets was approximately $46 million and $134 million for the three and nine months ended September 30, 2006 and approximately $23 million and $67 million for the three and nine months ended September 30, 2005. Estimated amortization expense relating to intangible assets for the years ending December 31 is as follows: $181 million in 2006, $177 million in 2007, $172 million in 2008, $163 million in 2009, and $155 million in 2010.

7.	Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlements. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. For example, in every reporting period our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Medical costs for the three months ended September 30, 2006 include approximately $10 million of favorable medical cost development related to prior years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2006. Medical costs for the three months ended September 30, 2005 include approximately $60 million of favorable medical cost development related to prior years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2005. Medical costs for the nine months ended September 30, 2006 and 2005 include approximately $380 million and $370 million, respectively, of favorable medical cost development related to prior years. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of September 30, 2006.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	September 30, 2006		December 31, 2005
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$465	$465	$2,829	$2,829
3.0% Convertible Subordinated Debentures	32	32	432	432
$400 million par, 5.2% Senior Unsecured Notes due January 2007	400	400	401	402
$550 million par, 3.4% Senior Unsecured Notes due August 2007	541	540	535	537
$500 million par, 3.3% Senior Unsecured Notes due January 2008	490	487	486	485
$250 million par, 3.8% Senior Unsecured Notes due February 2009	244	243	243	242
Senior Unsecured Floating-Rate Notes due March 2009	650	650	—	—
$450 million par, 4.1% Senior Unsecured Notes due August 2009	440	437	439	438
$750 million par, 5.3% Senior Unsecured Notes due March 2011	749	749	—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	444	436	445	448
$250 million par, 4.8% Senior Unsecured Notes due February 2014	243	239	245	245
$500 million par, 5.0% Senior Unsecured Notes due August 2014	489	488	495	498
$500 million par, 4.9% Senior Unsecured Notes due March 2015	480	480	493	490
$750 million par, 5.4% Senior Unsecured Notes due March 2016	741	742	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	835	—	—
Interest Rate Swaps	73	73	52	52

Total Commercial Paper and Debt	7,325	7,296	7,095	7,098
Less Current Maturities	(1,447)	(1,446)	(3,261)	(3,261)

Long-Term Debt, less current maturities	$5,878	$5,850	$3,834	$3,837

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.
(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of September 30, 2006, our outstanding commercial paper had interest rates of approximately 5.4%.

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to insure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at September 30, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. As of September 30, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

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

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of September 30, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $73 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At September 30, 2006, the rates used to accrue interest expense on these agreements ranged from 4.8% to 5.7%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we were in compliance with the requirements of all debt covenants as of September 30, 2006. On August 28, 2006 we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006 and a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and immediately after the filing of this Form 10-Q, we will file our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to restrictions on volume, pricing and timing. During the nine months ended September 30, 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of September 30, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock. The Company suspended purchases under its stock repurchase program in the third quarter of 2006 pending completion of the restatement (which is reflected in our 2006 Form 10-K to be filed with the SEC on the date hereof) and becoming current in its periodic SEC filings. The Company intends to resume its stock repurchase program in 2007.

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

As of September 30, 2006, we had approximately 81.6 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	188.4	$26	186.8	$23
Granted	0.9	$48	19.5	$50
Exercised	(4.2)	$19	(18.9)	$16
Forfeited	(2.1)	$38	(4.4)	$37

Outstanding at End of Period	183.0	$26	183.0	$26

Exercisable at End of Period	113.3	$16	113.3	$16

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $13.17	55.2	3.2	$7	55.1	$7
$13.18 – $26.18	52.3	6.0	$20	42.6	$20
$26.40 – $47.34	46.1	8.0	$40	14.6	$38
$47.69 – $62.90	29.4	9.4	$52	1.0	$52

$ 1.68 – $62.90	183.0	6.2	$26	113.3	$16

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used for the three and nine months ended 2006 and 2005 in applying the option-pricing models were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Risk Free Interest Rate	5.0%-5.2%	3.3%-4.3%	4.1%-5.2%	2.4%-4.3%
Expected Volatility	26.9%	23.0%	26.0%	23.6%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.1	4.1	4.1	4.1

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

The weighted-average fair value of stock options and SARs granted was $14 per share and $17 for each of the three months ended September 30, 2006 and 2005, respectively, and $14 per share for each of the nine months ended September 30, 2006 and 2005, respectively. The aggregate fair value of stock options and SARs that vested during the three and nine months ended September 30, 2006 was $56 million and $224 million, respectively. The aggregate fair value of stock options and SARs that vested during the three and nine months ended September 30, 2005 was $68 million and $228 million, respectively. As of September 30, 2006, the aggregate intrinsic value of outstanding stock options and SARs was $4.3 billion, with a weighted-average remaining contractual term of 6.2 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $3.7 billion, with a weighted-average remaining contractual term of 4.8 years. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2006, was $130 million and $706 million, respectively. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2005, was $193 million and $630 million, respectively.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at Beginning of Period	1.8	$59	1.8	$58
Granted	—	—	0.1	$56
Vested	—	—	(0.1)	$34

Outstanding at End of Period	1.8	$60	1.8	$60

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and nine months ended September 30, 2006, we recognized compensation expense related to our stock-based compensation plans of $93 million ($60 million net of tax effects) and $277 million ($185 million net of tax effects), respectively. For the three and nine months ended September 30, 2005, we recognized compensation expense of $81 million ($49 million net of tax effects) and $225 million ($136 million net of tax effects), respectively. Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statement of Operations. As of September 30, 2006, there was $730 million of total unrecognized compensation cost related to stock awards that is expected to be recognized as an expense over a weighted-average period of approximately 1.4 years.

For the three and nine months ended September 30, 2006, the income tax benefit realized from stock-based awards was $50 million and $269 million, respectively. For the three and nine months ended September 30, 2005, the income tax benefit realized from stock-based awards was $70 million and $213 million, respectively.

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

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal offsetting amount in Long-Term Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods as elected under the plans.

As discussed in the Explanatory Note and in Note 2, the Company has restated its previously filed financial statements to reflect additional stock-based compensation expense and related tax effects following an independent investigation of its historic stock option practices.

11.	AARP

In January 1998, we entered into a ten-year contract with AARP to provide health insurance products and services to members of AARP. These products and services include benefits which supplement traditional Medicare (Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on person between 50 and 64 years of age, and nurse healthline services. Under the terms of contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings are approximately $5.0 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at September 30, 2006 is sufficient to cover potential future underwriting and other risks associated with the contract.

The following AARP Medicare Supplement Insurance program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	September 30, 2006	December 31, 2005
Accounts Receivable	$422	$414
Assets Under Management	$1,861	$1,792
Medical Costs Payable	$1,021	$1,001
Other Policy Liabilities	$955	$939
Other Current Liabilities	$307	$266

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP Medicare Supplement Insurance program. These

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP Medicare Supplement Insurance contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP Medicare Supplement Insurance program. As of September 30, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP Medicare Supplement Insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$509	$—	$—	$509
Debt Securities — Available for Sale	1,363	5	(16)	1,352

Total Cash and Investments	$1,872	$5	$(16)	$1,861

As of September 30, 2006, we had investments with an aggregate fair value of $475 million under the AARP agreement in a continuous unrealized loss position of $13 million for 12 months or greater. These investments are subject to the same processes and reviews as the rest of our investment portfolio, including impairment analyses. As a result of these reviews, as is further discussed in Note 5, we did not identify any other-than-temporary impairments. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and are, therefore, not included in our earnings.

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

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Earnings	$1,112	$800	$2,984	$2,305
Change in Net Unrealized Gains on Investments, net of tax effects	110	(81)	(16)	(90)

Comprehensive Income	$1,222	$719	$2,968	$2,215

13.	Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•	Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public sector, small and mid-sized employers and individuals nationwide. Ovations provide health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP and the delivery of the new Medicare Part D prescription drug benefit to beneficiaries throughout the United States. AmeriChoice provides network-based health and well-being services to beneficiaries of state Medicaid, Children’s Health Insurance Programs and other government-sponsored health care programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services.

•	Specialized Care Services offers a comprehensive platform of specialty health and wellness and ancillary benefits, services and resources to specific customer markets nationwide.

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

The following table presents segment financial information for the three and nine months ended September 30, 2006 and 2005 (in millions):

Three Months Ended September 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,929	$1,064	$578	$173	$—	$17,744
Revenues — Intersegment	—	287	408	74	(769)	—
Investment and Other Income	195	19	12	—	—	226

Total Revenues	$16,124	$1,370	$998	$247	$(769)	$17,970

Earnings from Operations	$1,378	$235	$198	$52	$—	$1,863

Three Months Ended September 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$9,851	$1,028	$442	$151	$—	$11,472
Revenues — Intersegment	—	191	278	65	(534)	—
Investment and Other Income	121	12	8	—	—	141

Total Revenues	$9,972	$1,231	$728	$216	$(534)	$11,613

Earnings from Operations	$946	$192	$140	$45	$—	$1,323

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$47,439	$3,165	$1,726	$465	$—	$52,795
Revenues — Intersegment	—	842	1,210	206	(2,258)	—
Investment and Other Income	539	46	34	—	—	619

Total Revenues	$47,978	$4,053	$2,970	$671	$(2,258)	$53,414

Earnings from Operations	$3,662	$665	$564	$112	$—	$5,003

Nine Months Ended September 30, 2005	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
Revenues — External Customers	$29,076	$3,073	$1,226	$380	$—	$33,755
Revenues — Intersegment	—	553	808	184	(1,545)	—
Investment and Other Income	336	29	19	—	—	384

Total Revenues	$29,412	$3,655	$2,053	$564	$(1,545)	$34,139

Earnings from Operations	$2,761	$551	$391	$80	$—	$3,783

14.	Commitments and Contingencies

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

On December 19, 2006, we received from the Enforcement Division staff of SEC a formal order of investigation into the Company’s historic stock option practices.

We have also received requests for documents from U.S. Congressional committees relating to our historic stock option practices and compensation of exercises. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

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

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated ERISA by allowing the plan to continue to hold Company stock. Defendants filed a motion to dismiss on February 6, 2007. The Company intends to vigorously defend against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceleration from the holders, who previously sent the notice of default that purports to declare an acceleration of our 5.80% Senior Unsecured Notes due March 15, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We also are subject to a formal investigation of our historic stock option practices by the SEC, the Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees, as described in Part II, Item 1 — “Legal Matters.” With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or contingent liabilities, which could be material.

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

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California market place. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Recent Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted FAS 123R “Share-Based Payment”, which revises FAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for details on its impact to our Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material, when all relevant quantitative and qualitative factors are considered. We adopted SAB 108 on December 31, 2006. We do not expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans and recognition, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. FAS 158 also requires additional disclosures in the notes to the consolidated financial statements. We will adopt FAS 158 on December 31, 2006. We do not expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.

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

Financial Restatements

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The impact under Statement of Financial Accounting Standard (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices is $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (APB 25) of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years. The Company also conducted a sensitivity analysis to assess how the restatement adjustment would have changed under two alternative methodologies for determining measurement dates. See “— Critical Accounting Policies and Estimates — Stock Option Measurement Dates” for details.

Summary highlights of our third quarter 2006 results include:

•	Diluted net earnings per common share of $0.80, an increase of 31% from $0.61 per share reported in the third quarter of 2005.

•

Consolidated revenues of $18.0 billion increased $6.4 billion, or 55%, over the third quarter of 2005. Excluding the impact of acquisitions, consolidated revenues increased by approximately 20% over the prior year.

•	Earnings from operations of $1.9 billion, up $540 million, or 41%, over the prior year and up $196 million, or 12%, sequentially over the second quarter of 2006.

•	Cash flows from operations of $4.9 billion for the nine months ended September 30, 2006, an increase of $1.4 billion, or 40% compared to $3.5 billion for the nine months ended September 30, 2005.

•

The consolidated medical care ratio of 81.1% increased from 79.7% in the third quarter of 2005, primarily due to the impact of the acquisition of PacifiCare in December 2005 and the launch of the Medicare Part D program beginning January 1, 2006.

•	The operating cost ratio of 13.5% for the third quarter of 2006 improved from 15.3% in the third quarter of 2005.

Summary Operating Information

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data)	2006	2005	Percent Change	2006	2005	Percent Change
Revenues	$17,970	$11,613	55%	$53,414	$34,139	56%
Earnings from Operations	$1,863	$1,323	41%	$5,003	$3,783	32%
Net Earnings	$1,112	$800	39%	$2,984	$2,305	29%
Diluted Net Earnings Per Common Share	$0.80	$0.61	31%	$2.13	$1.73	23%
Medical Care Ratio	81.1%	79.7%		81.6%	80.0%
Operating Cost Ratio	13.5%	15.3%		13.9%	15.2%
Return on Equity (annualized)	23.7%	29.1%		21.8%	28.4%
Operating Margin	10.4%	11.4%		9.4%	11.1%

UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion. The results of operations and financial condition of PacifiCare have been included in UnitedHealth Group’s consolidated financial statements since the respective acquisition date. On January 1, 2006, UnitedHealth Group began providing Medicare Part D prescription drug insurance coverage. The acquisition of PacifiCare and the new Medicare Part D product offering impact the comparability of the three and nine months ended September 30, 2006 financial information to the prior year. We adopted FAS 123R, as of January 1, 2006 using the modified retrospective transition method, under which all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under FAS 123, “Accounting for Stock-Based Compensation”.

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

Consolidated revenues for the three and nine months ended September 30, 2006 of $18.0 billion and $53.4 billion, increased by $6.4 billion, or 55%, and $19.3 billion, or 56%, respectively, over the comparable 2005 periods. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately $2.3 billion, or 20%, and $7.2 billion, or 21%, for the three and nine months ended September 30, 2006, respectively, over the comparable 2005 periods principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services and growth in the total number of individuals served. Following is a discussion of third quarter consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues for the three and nine months ended September 30, 2006 of $16.5 billion and $49.1 billion, respectively, increased by $6.0 billion, or 57% and $18.1 billion, or 59%, over the comparable 2005 periods. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately $2.1 billion, or 20%, and $6.7 billion, or 22%, for the three and nine months ended September 30, 2006, respectively, over the comparable 2005 periods.

UnitedHealthcare premium revenues for the three and nine months ended September 30, 2006 increased by $1.9 billion, or 29%, and $5.9 billion, or 31%, to $8.4 billion and $25.0 billion, respectively, over the comparable 2005 periods. Excluding premium revenues from businesses acquired since the beginning of 2005, UnitedHealthcare premium revenues were essentially unchanged for both the three and nine months ended September 30, 2006. This was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products offset by lower premium yields from new business due primarily to a larger portion of new customer sales coming from high-deductible lower-premium products (with correspondingly lower medical costs), as well as a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations premium revenues for the three and nine months ended September 30, 2006 increased by $3.9 billion and $11.6 billion to $6.2 billion and $18.3 billion, respectively, over comparable 2005 periods. Excluding the impact of acquisitions, Ovations premium revenues for the three and nine months ended September 30, 2006 increased by $2.1 billion, or 91%, and $6.3 billion, or 95%, respectively. The increases were driven primarily by the successful launch of the Medicare Part D program which had premium revenues of $1.4 billion and $4.5 billion for the three and nine months ended September 30, 2006, respectively, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. Specialized Care Services’ premium revenues increased by approximately $230 million and $780 million, respectively, for the three and nine months ended September 30, 2006 over comparable 2005 periods. This was primarily due to the PacifiCare acquisition and strong growth in the number of individuals served by several Specialized Care Services’ businesses under premium-based arrangements. The remaining premium revenue increase was from AmeriChoice’s Medicaid programs primarily driven by rate increases and an increase in the number of individuals served.

Service Revenues

Service revenues for the three and nine months ended September 30, 2006 totaled $1.1 billion and $3.2 billion, respectively, an increase of $159 million, or 17%, and $476 million, or 18%, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, service revenues increased by approximately 12%, and 17% for the three and nine months ended September 30, 2006, respectively. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during both the three and nine months ended September 30, 2006 over the comparable 2005 periods, as well as annual rate increases. In addition, Ingenix service revenues increased by 18% and 21% for the three and nine months ended September 30, 2006, respectively, due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Product Revenues

Product revenues for the three and nine months ended September 30, 2006 totaled $186 million and $516 million, respectively, an increase of $149 million and $436 million over the comparable 2005 periods. This was primarily due to pharmacy revenues at our PBM, which was acquired in December 2005 with the purchase of PacifiCare.

Investment and Other Income

Investment and other income during the three and nine months ended September 30, 2006 totaled $226 million and $619 million, respectively, representing increases of $85 million and $235 million, respectively, over the comparable periods in 2005. Interest income for the three and nine months ended September 30, 2006 increased by $104 million and $243 million, respectively, over the comparable periods in 2005, principally due to the impact of increased levels of cash and fixed-income investments, due in part to the acquisition of PacifiCare, as well as higher yields on fixed-income investments. Net capital losses on sales of investments were $9 million for the three month period ended September 30, 2006, and net capital gains of $11 million for the nine month periods ended September 30, 2006, compared with net capital gains of $10 million and $19 million for the three and nine months ended September 30, 2005.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio for the three and nine months ended September 30, 2006 of 81.1% and 81.6%, respectively, increased from 79.7% and 80.0% in the comparable 2005 periods. The medical care ratio increase resulted primarily from the impact of the acquisition of PacifiCare and the Medicare Part D program, both of which carry a higher medical care ratio than the historic UnitedHealth Group businesses.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information and other changes in facts and circumstances, identified in the current period are included in total medical costs reported for the current period. Medical costs for the three months ended September 30, 2006 include approximately $10 million of favorable medical cost development related to prior years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2006. Medical costs for the three months ended September 30, 2005 include approximately $60 million of favorable medical cost development related to prior years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2005. Medical costs for the nine months ended September 30, 2006 and 2005 include approximately $380 million and $370 million, respectively, of favorable medical cost development related to prior years.

Medical costs for the three months and nine months ended September 30, 2006 increased $5.0 billion, or 60%, and $15.3 billion, or 62%, to $13.4 billion and $40.1 billion, respectively, due to the impact of businesses acquired since the beginning of 2005, medical costs associated with the new Medicare Part D program and a medical cost trend of 7% to 8% on commercial risk-based business. Medical costs associated with the new Medicare Part D program for the three months and nine months ended September 30, 2006 were $1.2 billion and $4.1 billion, respectively. Medical trend was due to both medical inflation and increases in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and nine months ended September 30, 2006 of 13.5% and 13.9%, respectively, improved from 15.3% and 15.2% in the comparable 2005 periods. These decreases were primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. During the third quarter of 2006 the operating cost ratio was favorably impacted by insurance proceeds of $43 million, partially offset by a $22 million charitable contribution to the United Health Foundation. The decrease in the operating cost ratio also reflected productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration.

Operating costs for the three and nine months ended September 30, 2006 increased $641 million, or 36%, and $2.2 billion, or 43% to $2.4 billion and $7.4 billion, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, operating costs increased by approximately 10% and 14% for the three and nine months ended September 30, 2006 over the comparable 2005 periods. These increases were primarily due to the new Part D program, as well as driven by a 4% increase in the total number of individuals served by Health Care Services and Uniprise during both the three and nine months ended September 30, 2006 over the comparable 2005 periods (excluding the impact of acquisitions), growth in Specialized Care Services and Ingenix, and general operating cost inflation, partially offset by productivity gains from technology deployment, cost savings associated with recent PacifiCare acquisition integration and other cost management initiatives.

Cost of Products Sold

Cost of products sold for the three and nine months ended September 30, 2006 totaled $151 million and $431 million, respectively, an increase of $135 million and $387 million over the comparable 2005 periods. This was primarily due to pharmacy sales at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Depreciation and Amortization

Depreciation and amortization for the three and nine month periods ended September 30, 2006 of $168 million and $493 million, respectively, increased from $116 million and $333 million in the comparable 2005 periods. The increases were primarily related to separately identifiable intangible assets acquired in business acquisitions since the beginning of 2005 and higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2005.

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2006 was 35.9% and 36.2%, respectively, compared to 36.6% and 36.3% in the comparable 2005 periods. The decrease was primarily driven by favorable settlements of prior year tax returns during 2006.

Business Segments

The following summarizes the operating results of our business segments for the three and nine months ended September 30 (in millions):

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Health Care Services	$16,124	$9,972	62%	$47,978	$29,412	63%
Uniprise	1,370	1,231	11%	4,053	3,655	11%
Specialized Care Services	998	728	37%	2,970	2,053	45%
Ingenix	247	216	14%	671	564	19%
Eliminations	(769)	(534)	nm	(2,258)	(1,545)	nm

Consolidated Revenues	$17,970	$11,613	55%	$53,414	$34,139	56%

nm = not meaningful

Earnings from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Health Care Services	$1,378	$946	46%	$3,662	$2,761	33%
Uniprise	235	192	22%	665	551	21%
Specialized Care Services	198	140	41%	564	391	44%
Ingenix	52	45	16%	112	80	40%

Consolidated Earnings from Operations	$1,863	$1,323	41%	$5,003	$3,783	32%

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and nine months ended September 30, 2006 of $16.1 billion and $48.0 billion, respectively, representing increases of $6.2 billion, or 62%, and $18.6 billion, or 63%, over the comparable 2005 periods. Excluding the impact of acquisitions, Health Care Services revenues for the three and nine months ended September 30, 2006 increased by approximately $2.2 billion, or 22% and $6.8 billion, or 23%, respectively.

UnitedHealthcare revenues for the three and nine months ended September 30, 2006 increased $2.0 billion, or 30%, and $6.2 billion, or 31%, respectively, to $8.8 billion and $26.3 billion for the comparable 2005 periods. Excluding revenues from businesses acquired since the beginning of 2005, UnitedHealthcare revenues were relatively flat for both the three and nine months ended September 30, 2006 with the comparable 2005 periods. This was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products and an increase in the number of individuals served by UnitedHealthcare’s fee-based products offset by lower premium yields from new business due primarily to a larger portion of new customer sales generated from high-deductible lower-premium products (with correspondingly lower medical costs), as well as a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products, excluding the impact of acquisitions. Ovations revenues for the three and nine months ended September 30, 2006 increased by $4.0 billion, or 172%, and $12.1 billion, or 178%, to $6.4 billion and $19.0 billion, respectively, over comparable 2005 periods. Excluding the impact of acquisitions, Ovations revenues increased by $2.1 billion, or 89%, and $6.4 billion, or 93%, respectively, for the three and nine months ended September 30, 2006. The increases were driven primarily by the successful launch of the Medicare Part D program, which contributed $1.4 billion and $4.5 billion, respectively, of premium revenues for the three and nine months ended September 30, 2006, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. The remaining increases in Health Care Services revenues were attributable to increases of 13% and 9% in AmeriChoice’s revenues for the three and nine month periods ended September 30, 2006, respectively, driven both by rate increases and an increase in the number of individuals served by Medicaid products.

The Health Care Services segment had earnings from operations of $1.4 billion and $3.7 billion, respectively, for the three and nine months ended September 30, 2006, representing increases of $432 million, or 46%, and $901 million, or 33%, over the comparable 2005 periods. This increase was principally driven by acquisitions and increases in the number of individuals served by Ovations’ Medicare products and UnitedHealthcare’s fee-based products. This segment also benefited from productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration. UnitedHealthcare’s commercial medical care ratio increased to 79.4% in the third quarter of 2006 from 78.4% in the third quarter of 2005. The increase was mainly due to the impact of the acquisition of PacifiCare and changes in product, business and customer mix. Health Care Services’ operating margin for the three and nine months ended September 30, 2006 was 8.5% and 7.6%, respectively, representing decreases of 100 basis points and 180 basis points over the comparable 2005 periods these decreases were driven mainly by the acquisition of PacifiCare and the new Medicare Part D program which have lower operating margins than historic Health Care Services businesses.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of September 30 (in thousands) (1):

	2006	2005
Commercial
Risk-based	9,850	7,805
Fee-based	4,670	3,615

Total Commercial	14,520	11,420
Medicare Advantage	1,415	375
Medicare Part D Stand-alone	4,490	—
Medicaid	1,405	1,230

Total Health Care Services	21,830	13,025

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of September 30, 2006 increased 3.1 million, or 27%, over the third quarter of 2005. Excluding the impact of acquisitions, commercial business individuals served increased by 145,000, or 1%, over the prior year. This included an increase of approximately 620,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 475,000 in the number of individuals served with commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products.

Excluding acquisitions, the number of individuals served by Ovations’ Medicare Advantage products increased by 255,000, or 68%, from the third quarter of 2005 due primarily to new customer relationships. Excluding the impact of acquisitions, AmeriChoice’s Medicaid enrollment increased 65,000, or 5%, primarily due to new customer gains.

Uniprise

Uniprise revenues for the three and nine months ended September 30, 2006 were $1.4 billion and $4.1 billion, respectively, representing increases of $139 million, or 11%, and $398 million, or 11% over the comparable 2005 periods. Excluding revenues from businesses acquired since the beginning of 2005, Uniprise revenues increased by 7% and 6% for the three and nine months ended September 30, 2006, respectively, over the comparable 2005 periods. These increases were driven primarily by growth of 4% in the number of individuals served by Uniprise during both the three and nine months ended September 30, 2006 over the comparable periods of 2005, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 11.0 million and 10.5 million individuals as of September 30, 2006 and 2005, respectively.

Uniprise earnings from operations for the three and nine months ended September 30, 2006 were $235 million and $665 million, respectively, representing increases of $43 million, or 22%, and $114 million, or 21%, over the comparable 2005 periods. Operating margins improved to 17.2% and 16.4% for the three and nine months ended September 30, 2006, respectively, from 15.6% and 15.1% in the comparable 2005 periods. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services had revenues of $998 million and $3.0 billion, respectively, for the three and nine months ended September 30, 2006, representing increases of $270 million, or 37%, and $917 million, or 45%, respectively, over the comparable 2005 periods. Excluding the impact of acquisitions, revenues increased by 18% and 22% over the prior year periods. These increases were principally driven by an increase in the number of individuals served and rate increases.

Earnings from operations for the three and nine months ended September 30, 2006 of $198 million and $564 million, respectively, represent increases of $58 million, or 41%, and $173 million, or 44% over the comparable 2005 periods. Specialized Care Services’ operating margins were 19.8% and 19.0% for the three and nine months ended September 30, 2006, respectively, from 19.2% and 19.0% in the comparable 2005 periods. These changes reflect a business mix shift toward higher revenue, lower margin products during 2006 offset by realized improvements in operating cost structure and benefits from the integration of PacifiCare specialty operations in the third quarter of 2006.

Ingenix

Ingenix revenues for the three and nine months ended September 30, 2006 of $247 million and $671 million, respectively, increased by $31 million, or 14%, and $107 million, or 19%, over the comparable 2005 periods due primarily to new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005.

Earnings from operations were $52 million and $112 million, respectively, for the three and nine months ended September 30, 2006, up $7 million, or 16%, and $32 million, or 40%, from the comparable 2005 periods. Ingenix’s operating margins were 21.1% and 16.7%, respectively, for the three and nine months ended September 30, 2006, up from 20.8% and 14.2% in the comparable 2005 periods. These increases were driven by growth in the health information and pharmaceutical services businesses, improved gross margins due to effective cost management and businesses acquired since the beginning of 2005 as well as by higher seasonal sales in several health information products. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at September 30, 2006

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $19.1 billion at September 30, 2006. Total cash and investments increased by $4.1 billion since December 31, 2005, primarily due to strong operating cash flows, decreased cash used in acquisitions, increased debt levels and the temporary suspension of repurchasing shares under our common stock repurchase program, partially offset by decreased issuances of common stock, and net purchases of investments.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2006, approximately $956 million of our $19.1 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $4.9 billion for the nine months ended September 30, 2006, representing an increase over the comparable 2005 period of $1.4 billion, or 40%. The increase in operating cash flows resulted primarily from an increase of $772 million in net income excluding depreciation, amortization and other noncash items. Additionally, operating cash flows increased by $632 million due to cash generated by changes in working capital balances.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of September 30, 2006 and December 31, 2005, we had commercial paper and debt outstanding of approximately $7.3 billion and $7.1 billion, respectively. Our debt-to-total-capital ratio was 27.2% and 28.5% as of September 30, 2006 and December 31, 2005, respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of September 30, 2006, our outstanding commercial paper had interest rates of approximately 5.4%.

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

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. We have entered into amendments to our $7.5 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006. As of September 30, 2006, we had no amounts outstanding under our $7.5 billion credit facility.

In March 2006, we refinanced commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at September 30, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. As of September 30, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

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

To more closely align interest costs with the floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of September 30, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $73 million. These fair value hedges are accounted for using the short-cut method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. As of September 30, 2006, the rates used to accrue interest expense on these agreements ranged from 4.8% to 5.7%.

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

During the nine months ended September 30, 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of September 30, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. The Company suspended purchases under its stock repurchase program in the third quarter of 2006 pending completion of the restatement (which is reflected in the 2006 Form 10-K to be filed with the SEC on the date hereof) and becoming current in its periodic SEC filings. The Company intends to resume its stock repurchase program in 2007.

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

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 will be disclosed in our 2006 Form 10-K to be filed with the Securities and Exchange Commission or the date hereof. During the quarter ended September 30, 2006, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at September 30, 2006” section. Additionally, we do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totalling $12 million of the $50 million charitable commitment at this time.

Due to the financial restatements reflected in this Form 10-Q, we have determined that certain options exercised by our nonexecutive officer employees in 2006 were “discount options” subject to Section 409A of the Internal Revenue Code. We notified the Internal Revenue Service (IRS) on February 28, 2007 that we would participate in the IRS’s resolution program which allows us to pay our employees’ tax costs under Section 409A. As such, we will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services. The Company contracts with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, coinsurance of 25% for the member and 75% for the Company up to an initial coverage limit of $2,250 of annual drug costs, no insurance coverage between $2,250 and $5,100 (except the member gets the benefit of the Company’s significant drug discounts), and catastrophic coverage for annual drug costs in excess of $5,100 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $3,600.

The Company’s contract with CMS includes risk sharing provisions, wherein CMS retains approximately 75% to 80% of the losses or profits outside a pre-defined risk corridor. The risk sharing provisions take effect if actual pharmacy benefit costs are more than 2.5% above or below expected cost levels as submitted by the Company in its initial contract application.

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

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for a majority of a Medicare member’s drug costs up to $2,250, the member is responsible for their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,100, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims resulted in losses in the first half of 2006 that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of and for the nine months ended September 30, 2006, we recorded a net risk share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations of $67 million. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated at September 30, 2006, based on estimated costs incurred through that date. The final risk-share amounts due to or from CMS, if any, will be settled approximately six months after the contract year-end.

For the nine months ended September 30, 2006, the Company recognized approximately $4.5 billion, or approximately 78% of estimated full year Medicare Part D revenues. For the nine months ended September 30, 2006, the Company recognized $4.1 billion or approximately 84% of anticipated full year pharmacy benefit costs associated with active members as of September 30, 2006. The medical care ratio for the Medicare Part D product was 91% during the nine months ended September 30, 2006. Management estimates the impact of utilizing the actual medical care ratio rather than the estimated full year 2006 estimated medical care ratio was a $194 million reduction of operating income and a $0.09 reduction of diluted earnings per share for the nine months ended September 30, 2006.

AARP

We have a ten year contract with AARP, entered into in 1998, to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products. Under the terms of this Medicare Supplement Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from these AARP Supplemental Health Insurance offerings are approximately $5.0 billion annually.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance as of December 31, 2006 is sufficient to cover potential future underwriting and other risks associated with the contract.

Under a separate license agreement with AARP, we sell Medicare Prescription Drug benefit plans under AARP brand name. We assume all operational and underwriting risks and losses for these plans.

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

In 2005, based on 2004 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was approximately $1.6 billion. For the year ended December 31, 2005, the Company’s regulated subsidiaries paid over $2.1 billion in dividends to their parent companies, including approximately $500 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid to us dividends of approximately $1.5 billion through September 30, 2006.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of September 30, 2006, approximately $956 million of our $19.1 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs and stock option measurement dates. For a detailed description of all our critical accounting policies, see the Results of Operations section of the Consolidated Financial Statements included in the 2006 Form 10-K, which will be filed on the date hereof.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of September 30, 2006:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (a)
(in millions)
(0.75)%	$125
(0.50)%	$83
(0.25)%	$41
0.25%	$(41)
0.50%	$(83)
0.75%	$(125)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of September 30, 2006:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (b)
(in millions)
3%	$245
2%	$164
1%	$82
(1)%	$(82)
(2)%	$(164)
(3)%	$(245)

(a)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.
(b)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

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

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs		Earnings from Operations
			As Restated (b)	As Adjusted (c)	As Restated (d)	As Adjusted (c)
2003	$150	$(60)	$21,482	$21,422	$2,671	$2,731
2004	$210	$(190)	$27,858	$27,668	$3,858	$4,048
2005	$400	$20 (e)	$33,669	$33,689	$5,080	$5,060	(e)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our net earnings, earnings from operations or shareholders’ equity as previously reported.
(c)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(d)	Restated to include the impact of FAS 123R, which we adopted effective January 1, 2006, as well as impacts associated with the restatement described in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements.”
(e)	For the nine months ended September 30, 2006, the Company recorded net favorable development of $380 million pertaining to 2005. The amount of prior period development in 2006 pertaining to 2005 will change as our December 31, 2005 medical costs payable estimate continues to develop throughout 2006.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of September 30, 2006, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of September 30, 2006; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2005 was driven primarily by growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004. As our medical costs payable estimate increases in amount due to increases in the fully insured consumer base and inflationary increases in medical costs, the absolute dollar amount of subsequent changes to that estimate will increase even if the accuracy of our medical costs payable estimate remains consistent as a percentage of the original estimate. Assuming a hypothetical 1% difference between our

September 30, 2006 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, third quarter 2006 earnings from operations would increase or decrease by $72 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

Historic Stock Option Measurement Dates

The selection by the Company of the methodologies described in Note 2 of the Notes to Condensed Consolidated Financial Statements to determine the measurement dates of historic stock option grants involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant. The Company believes it has used the most appropriate methodologies. However, the Company also conducted a sensitivity analysis to assess how the restatement adjustments would have changed under two alternative methodologies for determining measurement dates. The following table sets forth the incremental effect on earnings before income taxes that would result from using the alternate measurement date determination methodologies described below:

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

	Decrease to Earnings Before Income Taxes
	FAS 123R — Current Accounting Method		APB 25 — Historical Accounting Method
Year	Communication Measurement Dates	Legal Execution Measurement Dates	Communication Measurement Dates	Legal Execution Measurement Dates
(in millions)
pre-1994	n/a	n/a	$—	$—
1994	n/a	n/a	—	—
1995	$—	$1	—	1
1996	—	1	—	1
1997	—	—	—	1
1998	—	1	—	1
1999	—	1	—	1
2000	—	41	—	54
2001	3	27	7	36
2002	3	19	4	23
2003	5	21	9	35
2004	8	19	12	25
2005	10	26	21	45
2006	14	31	n/a	n/a

Total Impact	$43	$188	$53	$223

First Quarter 2006	$4	$9	n/a	n/a
Second Quarter 2006	4	8	n/a	n/a
Third Quarter 2006	3	8	n/a	n/a

Year-to-Date 2006	$11	$25

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

In October 2005, we sold the life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding $1.9 billion reinsurance receivable from OneAmerica, of which $1.8 billion is classified in other noncurrent assets as of September 30, 2006. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of September 30, 2006, there were no other significant concentrations of credit risk.

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

Regulatory Inquiries

The SEC is conducting a formal investigation into the Company’s historic stock option practices. In May 2006, the Company received a request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were named executive officers in the Company’s annual proxy statements. We also received a subpoena from the U.S. Attorney for the Southern District of New York in May 2006 requesting documents from 1999 to the present relating to the Company’s historic stock option practices. In June 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning the Company’s executive compensation and historic stock option practices. We have also received document requests from U.S. Congressional committees in connection with these issues. We have not resolved any of these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. See Part II, Item 1—“Legal Proceedings” for a more detailed description of these inquiries and document requests.

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

Credit Ratings

As a result of their concerns related to our historic stock option practices, Moody’s downgraded our A2 senior debt rating to A3 with a negative outlook in October 2006 and AM Best downgraded our financial strength ratings from A+ to A with a negative outlook in November 2006. Standard & Poors and FitchRatings confirmed their existing ratings and their negative outlook (Standard & Poors) and negative watch (FitchRatings) on the Company’s ratings. If our business results deteriorate significantly, or if there is an event, outcome or action as a result of the regulatory inquiries and document requests or the pending civil litigation, which is materially adverse to the Company, our credit ratings may be further downgraded. A significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

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

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., Kaiser Permanente, and WellPoint, Inc., numerous for-profit organizations and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and enterprises that serve more limited geographic areas. Our Specialized Care Services and Ingenix segments also compete with a number of businesses. The addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities or resources that give them a competitive advantage. Greater market share, established reputation, superior supplier or provider arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

Our relationship with AARP is important.

Under our ten-year contract with AARP, which commenced in 1998, we provide Medicare Supplement insurance, hospital indemnity insurance, health insurance focused on those aged 50 to 64 and other products to AARP members. As of September 30, 2006, this Supplement Insurance program represented approximately $5.0 billion in annual net premium revenue from approximately 3.8 million AARP members. We also have a separate license agreement with AARP to brand certain of our Medicare Part D prescription drug plans. The AARP contracts may be terminated by us or AARP at the end of their respective initial term and may also be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

Some of the effects of changes in Medicare remain uncertain.

The changes in Medicare as a result of the Medicare Modernization Act of 2003 (MMA) and the rules and regulations promulgated thereunder are complex and wide-ranging and continue to affect our businesses. We have taken advantage of new opportunities created by the MMA to partner with the federal government, including Medicare Part D prescription drug coverage, Medicare Advantage Regional PPOs, Private Fee for Service Plans and Special Needs Plans for chronically ill Medicare beneficiaries. We have invested considerable resources in creating new Medicare product offerings for these initiatives and in analyzing how to best address uncertainties and risks associated with these new programs and other changes arising from the MMA. Legislative or regulatory changes to these programs could have a significant impact on us. Additionally our ability to successfully participate in the Medicare Part D program depends in part on coordination of information and information systems between us, Centers for Medicare and Medicaid Services (CMS) and state governments. The inability to receive correct information due to systems issues by the federal government, the applicable state government or us could adversely affect our business. Additionally, our participation in the Medicare Part D program is based upon certain assumptions regarding enrollment, utilization, pharmaceutical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare Part D program or otherwise, our results could be materially affected. Any positive or negative developments for the Medicare Part D program as a whole are likely to have a significant impact on us as a result of the size of our enrollment in our Medicare Part D program.

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

We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for competitive prices. Our results of operations and prospects are substantially dependent on our continued ability to maintain these competitive prices. A number of organizations are advocating for legislation that could hinder our ability to manage health care costs, such as exemptions from federal and state antitrust laws. In any particular market, these physicians and health care professionals could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part.

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

Our ability to adequately price our products and services, to provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of technology initiatives, changes in our systems platforms and integration of new business acquisitions, we have been taking steps to consolidate the number of systems we operate and have upgraded and expanded our information systems capabilities. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care providers have regulatory problems, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate our systems successfully could result in higher than expected costs and diversion of mangement’s time and energy, which could materially impact our business, financial condition and operating results.

The value of our intangible assets may become impaired.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.6 billion as of September 30, 2006, representing approximately 40% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Approximately $18.8 billion of our cash equivalents and investments at September 30, 2006 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at September 30, 2006, the fair value of our fixed-income investments would decrease or increase by approximately $330 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $4.9 billion of our commercial paper and debt had variable rates of interest and $2.4 billion had fixed rates as of September 30, 2006. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At September 30, 2006, we had $297 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

Re-Evaluation of Disclosure Controls and Procedures as of March 31, 2006 and Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2006

In connection with the filing of Form 10-Q/A for the quarter ended March 31, 2006, management re-evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of March 31, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of March 31, 2006.

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

Evaluation of Disclosure Controls and Procedures as of June 30, 2006 and Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2006

In connection with the filing of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, although the Company had taken significant remedial actions during the first and second quarters of 2006, the Company continued to have a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of June 30, 2006 and that, solely for this reason, its disclosure controls and procedures were not effective as of June 30, 2006.

As discussed in the Form 10-Q for the quarter ended June 30, 2006, the Company took the following actions during the second quarter of 2006 to remediate the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•	The Board of Directors took the followings actions related to the Company’s historic stock option granting practices:

•

Formed an Independent Committee to perform an independent investigation of the Company’s historic option granting practices from 1994 to 2005. The Independent Committee retained independent counsel, WilmerHale, which was assisted by accounting advisors and was given full access to Company documents and personnel. The full WilmerHale Report was posted immediately on the Company’s website and copies were provided to the SEC and U.S. Attorney’s office. The restatement of the Company’s financial statements reflects the Company’s analysis of the accounting adjustments necessary to address WilmerHale’s findings, as well as other accounting adjustments described in this Form 10-Q that were not related to the findings in the WilmerHale Reports.

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

•	The Board of Directors took the followings actions related to the Company’s policy governing the grant of equity awards:

•	Required that all grants of equity awards to employees are to be made in the sole discretion of the Compensation Committee and no authority to grant equity awards is delegated to management.

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

•

Evaluated, strengthened and implemented processes and controls throughout the end-to-end process, including controls to ensure cross-functional communication, controls around the oversight and approval for all equity grant activity and controls around the preparation and review of stock based compensation information in the Company’s financial reports; and

•

Established an Equity Award Working and Oversight Group, comprised of senior tax, legal, human capital and accounting/finance personnel, to review all recommended equity awards to employees prior to consideration by the Compensation Committee and, following each Compensation Committee action, to review the equity awards granted by the Compensation Committee.

•

Engaged an outside professional services firm to conduct regular testing of controls relating to equity award initiation and modification, equity award approval, equity award administration and equity exercise administration processes and report the results of its review to the Compensation Committee on a quarterly basis.

Evaluation of Disclosure Controls and Procedures as of September 30, 2006

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, which took into account the remedial actions taken during the first and second quarter of 2006 as well as the additional remedial actions discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the previously reported material weakness in internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants had been reduced to a significant deficiency, and the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2006

During the third quarter of 2006, the Company took the following actions, which remediated, in part, the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

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

During the third quarter of 2006, we completed the implementation of changes in certain processes, information technology systems, and other components of internal control over financial reporting as a result of integration activities following our acquisition of PacifiCare in December 2005 and the initiation of the new Medicare Part D product offering in January 2006.

There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting Subsequent to the Quarter Ended September 30, 2006

During the fourth quarter of 2006, the Company took the following additional actions to remediate the significant deficiency in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•	The Board of Directors took the following actions related to the Company’s policy governing the grant of equity awards:

•	Amended the Compensation Committee charter to remove the delegation of authority to the Chair of the Compensation Committee to grant equity awards to executive officers of the Company.

•	Amended the Compensation Committee charter to clarify the responsibilities of the Compensation Committee to oversee and administer the Company’s equity incentive compensation plans.

•	The Company made the following personnel changes during the fourth quarter of 2006:

•	The Company’s Chief Executive Officer, General Counsel and head of Human Resources left the Company;

•	The Board of Directors split the roles of CEO and Chairman of the Board an appointed Richard T. Burke to serve nonexecutive Chairman of the Board;

•	Stephen J. Hemsley was appointed Chief Executive Officer and President of the Company;

•	G. Mike Mikan was appointed Executive Vice President and Chief Financial Officer of the Company;

•	Eric S. Rangen was appointed Senior Vice President and Chief Accounting Officer of the Company; and

•	Karen L. Erickson was appointed Senior Vice President and Controller of the Company.

•	Certain former and current senior executives of the Company took the following actions:

•

Executed written agreements to reset the exercise prices of all applicable exercised and unexercised options granted to such executives with stated grant dates between 1994 and 2002 to ensure that there is no potential for financial gain from the incorrect dating of any option.

•	CEO Stephen J. Hemsley has acted to relinquish the value of all stock options he received for which the vesting and exercisability was suspended in 1999 and reinstated in 2000.

•

During the fourth quarter of 2006, the Company completed testing to assess the effectiveness of its remedial measures and, based on that testing, concluded that the material weakness in internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants was fully remediated and no longer existed as of December 31, 2006.

P ART II. OTHER INFORMATION

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

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a) 20(a), and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. We intend to vigorously defend against the action.

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

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders, who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 25, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of this Form 10-Q, we filed a quarterly report on Form 10-Q/A to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, and immediately after the filing of this Form 10-Q, we will file our quarterly report on Form 10-Q for the quarter ended September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services. We also are subject to a formal investigation of our historic stock option practices by the SEC, Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees, as described in — “Legal Matters Relating to Our Historic Stock Option Practices” above. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities which could be material.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California market place. The timing and amount of individual contributions and investments are at our discretion, subject to the advice and oversight of local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

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

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Third Quarter 2006

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 31, 2006	224,000	(2)	$49.88	—	136,650,000
August 31, 2006	6,584	(2)	$51.86	—	136,650,000
September 30, 2006	8,132	(2)	$50.68	—	136,650,000

TOTAL	238,716		$49.86	—

(1)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program. In August 2006, we announced that we will not purchase shares under this stock repurchase program until we complete all required SEC filings. As of the quarter ended September 30, 2006, we did not complete all required SEC filings, and as a result, we did not repurchase any shares through this publicly announced program for the quarter ended September 30, 2006.
(2)	Represents shares of common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Item 6.	Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: March 6, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: March 6, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: March 6, 2007

EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002