Form 10-K
period 2006-12-31
UNITEDHEALTH GROUP INC
filed 2007-03-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $55,976,249,541 (based on the last reported sale price of $44.78 per share on June 30, 2006, on the New York Stock Exchange).*

As of February 15, 2007, there were 1,354,320,209 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2007. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

EXPLANATORY NOTE

In this Form 10-K, UnitedHealth Group Incorporated (“UnitedHealth Group” or the “Company”) is restating its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and December 31, 2004 and quarterly financial data for the quarter ended December 31, 2005.

This Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the fiscal year ended December 31, 2005 as it related to the fiscal years ended December 31, 2005 and December 31, 2004.

Immediately prior to the filing of this Form 10-K, the Company filed an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2006 and quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. These Forms 10-Q/A and 10-Q contain restated financial information for the first three fiscal quarters of 2005 and the quarter ended March 31, 2006.

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

After completing its internal review of the accounting treatment for all option grants, and following consultation on certain interpretive accounting issues with the Office of the Chief Accountant of the SEC, management has concluded, and the Audit Committee of the Board has approved the conclusion, that the Company used incorrect measurement dates and made other errors described below in accounting for stock option grants and, accordingly, that the Company’s previously issued financial statements should be restated in this Form 10-K.

Summary of the Restatement Adjustments

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), using the modified retrospective transition method. Under this method, all prior period financial statements are required to be restated to recognize compensation cost in the amounts historically disclosed in our consolidated financial statements under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares an individual employee was entitled to receive and the option or purchase price, if any, were known.

The restatement in this Form 10-K principally reflects additional stock-based compensation expense and related tax effects under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the current or prior periods.

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

The Company followed separate allocation processes to determine the particular recipients and individual option amounts of grants to middle management employees and senior management employees. In the majority of Broad-Based Grants, the process of allocating stock option grants among individual employees in both middle management and senior management continued beyond the stated grant date. After the date on which substantially all granting activities were completed, there was an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee’s termination, administrative error corrections, promotion or individual performance reassessment.

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

The Company has concluded that the measurement dates used with respect to nearly all of the New Hire and Promotion Grants during the Independent Review Period were not correct because the Company’s practice was to determine grant dates with the benefit of hindsight. The Company has determined that the appropriate measurement date for each New Hire and Promotion Grant was the date on which the Company set the terms of the award or, if the Company could not identify such date based on all available evidence, the last date of the fiscal quarter in which a particular New Hire or Promotion Grant was made.

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

Related Tax Adjustments. The restatement in this Form 10-K also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates—no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

Additional Information

Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K sets forth, on a year-by-year basis, the impact under FAS 123R and APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices.

The Company also conducted a sensitivity analysis to assess how the restatement adjustments described in this Form 10-K would have changed under two alternative methodologies for determining measurement dates for stock option grants made during the Independent Review Period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented in Item 7 of this Form 10-K, for information regarding the incremental stock-based compensation cost that would result from using alternate measurement date determination methodologies. See “Cautionary Statements” in Item 7 for a discussion of certain risk factors related to the Company’s historic stock option practices.

Item 9A of this Form 10-K describes management’s conclusion, in light of the findings of the WilmerHale Report and the restatement reflected in this Form 10-K and as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2006, that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of December 31, 2005 and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date. Item 9A of this Form 10-K further describes the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, that the Company has remediated the material weakness in internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants and that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Overview

UnitedHealth Group (“we,” “our,” or “the Company”) is a diversified health and well-being company, serving approximately 70 million Americans. We are focused on improving the American health care system and how it works for multiple, distinct constituencies. We provide individuals with access to quality, cost-effective health care services and resources through more than 520,000 physicians and other care providers and 4,700 hospitals across the United States.

During 2006, we managed approximately $92 billion in aggregate health care spending on behalf of the constituents and consumers we served. Our primary focus is on improving health care systems by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable.

Our revenues are derived from premium revenues on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. In 2006, we conducted our business primarily through operating divisions in the following business segments:

•	Uniprise;

•	Health Care Services, which includes our UnitedHealthcare, Ovations and AmeriChoice businesses;

•	Specialized Care Services; and

•	Ingenix.

For a discussion of our financial results by segment, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

Key Business Developments

The results of PacifiCare Health Systems, Inc. (“PacifiCare”), which we acquired in December 2005 for total cash and stock consideration of approximately $8.8 billion, were included for the full year 2006. This acquisition significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other Western states and broadening the scope of our product offerings for a host of specialized services.

On January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (CMS). As of December 31, 2006, we had enrolled approximately 5.7 million members in the Part D program, including approximately 4.5 million in the stand-alone prescription drug plans and approximately 1.2 million in Medicare Advantage plans incorporating Part D coverage.

Senior Leadership Changes

During 2006, we made significant changes in our senior management personnel and in the structure and responsibilities of senior management positions, including the following:

•

Stephen J. Hemsley, who had been our President and Chief Operating Officer (COO), became our President and Chief Executive Officer (CEO) on November 30, 2006. Although it had not been planned that Mr. Hemsley would succeed our former CEO in 2006, the decision by our Board of Directors to select Mr. Hemsley to become CEO was consistent with our CEO succession plan, which is reviewed annually by the Board of Directors.

•

Our Board of Directors appointed George L. Mikan III (G. Mike Mikan) to serve as our new Executive Vice President and Chief Financial Officer (CFO) on November 7, 2006, and appointed Eric S. Rangen to serve as our new Senior Vice President and Chief Accounting Officer on December 15, 2006.

•

On December 1, 2006, we announced changes to the structure of the Company’s executive management. Richard H. Anderson, Lois E. Quam and David S. Wichmann were each promoted to the position of President of one of our three new business groups: Commercial Services Group; Public and Senior Markets Group; and Individual and Employer Markets Group. Each of these executive officers was also assigned enterprise-wide functional responsibilities at the corporate level. The purpose of these changes is to focus greater attention and resources on critical areas of the Company, facilitate communication and coordination across the various businesses, and increase executive visibility of and input into the corporate decision-making process.

•

New senior management positions of Chief Legal Officer, Chief Administrative Officer, Chief Ethics Officer, Chief Accounting Officer, and Secretary to the Board of Directors were created to strengthen the Company’s overall management oversight, control, depth and expertise. Eric Rangen was appointed as our Chief Accounting Officer, Forrest Burke was appointed Acting General Counsel, William Bojan was appointed Chief Ethics Officer and searches are underway to fill the remaining new positions.

Business Organization Changes

Consistent with the structural changes to the Company’s executive management, we began transitioning our operating structure into the following three new market groups in 2007:

•	Commercial Services Group, which will include Specialized Care Services, Ingenix and Exante Financial Services;

•	Individual and Employer Markets Group, which will include UnitedHealthcare and Uniprise; and

•	Public and Senior Markets Group, which will include Ovations and AmeriChoice.

This initial operating structure will continue to evolve as we add new executive positions and realign enterprise-wide functions to strengthen our capabilities and performance. We have not currently realigned assets or changed the way our senior executives evaluate financial performance. Therefore, until we have completed the transition of our operating structure into the new market groups, we will continue to describe and report our results of operations in our earnings releases and SEC filings (including this Form 10-K) using the four business segments described in “ — Overview” above.

Executive Compensation and Corporate Governance

In addition to the senior leadership and business organization changes, our Board of Directors implemented a number of significant changes in the areas of executive compensation (including controls over equity awards) and corporate governance. The “Compensation Discussion and Analysis” and “Corporate Governance” sections of our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2007 will contain a detailed description of these changes. See also Item 9A of this Form 10-K for a discussion of the remediation of our internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants.

Additional Information

UnitedHealth Group Incorporated was incorporated in January 1977 in Minnesota. The terms “we,” “our” or the “Company” refer to UnitedHealth Group Incorporated and our subsidiaries. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.

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

DESCRIPTION OF BUSINESS SEGMENTS

UNIPRISE

Uniprise delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations through three related business units: Uniprise Strategic Solutions (USS), Definity Health and Exante Financial Services (Exante). Each business unit works with other UnitedHealth Group businesses to deliver a complementary and integrated array of services. USS delivers strategic health and well-being solutions to large national employers. Definity Health provides consumer-driven health plans and consumer activation services to employers and their employees. As of December 31, 2006, USS and Definity Health served approximately eleven million individuals. Exante delivers health-care-focused financial services for consumers, employers and providers. Uniprise also offers transactional processing services to various intermediaries and health care entities. Most Uniprise products and services are delivered through its affiliates. Uniprise provides administrative and customer care services for certain other businesses of UnitedHealth Group.

Uniprise specializes in large-volume transaction management, large-scale benefit design and innovative technology solutions that simplify complex administrative processes and promote improved health outcomes. Uniprise processes approximately 270 million medical benefit claims each year and responds to approximately 50 million service calls annually. Uniprise provides comprehensive operational services for independent health plans and third-party administrators, as well as the majority of the commercial health plan consumers served by UnitedHealthcare. Uniprise maintains Internet-based administrative and financial applications for physician inquiries and transactions, for customer-specific data analysis for employers, and for consumer access to personal health care information and services.

USS

USS provides comprehensive and customized administrative, benefits and service solutions for large employers and other organizations with more than 5,000 employees in multiple locations. USS customers generally retain the risk of financing the medical benefits of their employees and their dependents and USS provides coordination and facilitation of medical services; transaction processing; consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals for a fixed service fee per individual served. As of December 31, 2006, USS served approximately 405 employers, including approximately 180 of the Fortune 500 companies.

Definity Health

Definity Health provides innovative consumer health care solutions that enable consumers to take ownership and control of their health care benefits. Definity Health’s products include high-deductible consumer-driven benefit plans coupled with health reimbursement accounts (HRAs) or health savings accounts (HSAs), and are offered on a self-funded and fully insured basis. Definity Health is a national leader in consumer-driven health benefit programs and as of December 31, 2006, its products were provided to more than 18,000 group health plans across the UnitedHealth Group enterprise, including approximately 150 employers in the large group USS self-funded market.

Exante

Exante Financial Services provides health-based financial services for consumers, employers and providers. These financial services are delivered through Exante Bank, a Utah-chartered industrial bank. These financial services include HSAs that consumers can access using a debit card. Exante’s health benefit card programs include electronic systems for verification of benefit coverage and eligibility and administration of Flexible Spending Accounts (FSAs), HRAs and HSAs. Exante also provides extensive electronic payment and statement services for health care providers and payers.

HEALTH CARE SERVICES

Our Health Care Services segment consists of our UnitedHealthcare, Ovations and AmeriChoice businesses.

UnitedHealthcare

UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for public sector, small and mid-sized employers, and individuals nationwide. UnitedHealthcare facilitates access to health care services on behalf of nearly 15 million Americans as of December 31, 2006. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and their dependents, while UnitedHealthcare provides coordination and facilitation of medical services, customer and care provider services and access to a contracted network of physicians, hospitals and other health care professionals. Small employer groups are more likely to purchase risk-based products because they are generally unable or unwilling to bear a greater potential liability for health care expenditures. UnitedHealthcare also offers a variety of non-employer based insurance options for purchase by individuals, which are designed to meet the health coverage needs of consumers and their families.

UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations, depending upon a variety of factors, including state regulations. UnitedHealthcare’s product strategy centers on several principles: consumer choice, broad access to health professionals, use of data and science to promote better outcomes, quality service and greater affordability. Integrated wellness programs and services help individuals make informed decisions, maintain a healthy lifestyle and optimize health outcomes by coordinating access to care services and providing personalized, targeted education and information services.

UnitedHealthcare arranges for discounted access to care through more than 520,000 physicians and other care providers, and 4,700 hospitals across the United States. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care providers. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A comprehensive range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•

Affordability across a wide product line from essential needs to comprehensive benefit plans, all of which offer access to our broad-based proprietary network with economic benefits reflective of the aggregate purchasing capacity of our organization;

•	Innovative clinical programs — built around an extensive longitudinal clinical data set and the principles of evidence-based medicine;

•	Access to quality and cost information for physicians and hospitals through the UnitedHealth Premium program;

•

Care facilitation services that use several identification tools including proprietary predictive technology to identify individuals with significant gaps in care and unmet needs or risks for potential health problems and then facilitate appropriate interventions;

•	Disease and condition management programs to help individuals address significant, complex disease states;

•	Convenient self-service tools for health transactions and information; and

•	Clinical information that physicians can use to better serve their patients as well as improve their practices.

UnitedHealthcare’s regional and national access to broad, affordable and quality networks of health care providers has advanced over the past three years, with significant increases in access to services in California, Connecticut, Delaware, Florida, Central Illinois, Northern Indiana, Iowa, Maryland, Massachusetts, Western Michigan, Nevada, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Eastern Tennessee, Virginia, Washington, West Virginia, Wisconsin, and Washington DC. UnitedHealthcare has also organized health care alliances with select regional not-for-profit health plans to facilitate greater customer access and affordability.

We believe that UnitedHealthcare’s innovation distinguishes its product offerings from the competition. Its consumer-oriented health benefits and services value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education, admission counseling before hospital stays, care advocacy to help avoid delays in patients’ stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. Data-driven networks and clinical management are organized around clinical lines of service such as behavioral health; cardiology; congenital heart disease; kidney disease; oncology; neuroscience; orthopedics; spine; women’s health; primary care and transplantation to provide consumers with the necessary resources and information to make more informed choices when managing their health. UnitedHealthcare also offers comprehensive and integrated pharmaceutical management services that achieve lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer the best value and outcomes, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare’s distribution system consists primarily of insurance producers and direct and Internet marketing sales in the individual market; insurance producers in the small employer group market; and producers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare’s direct distribution efforts are generally limited to the individual market, portions of the large employer group and public sector markets, and cross-selling of specialty products to existing customers.

Ovations

Ovations provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. Ovations, through its affiliates, is one of few enterprises fully dedicated to this market segment, providing products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and the Northern Mariana Islands. Ovations participates nationally in the Medicare program, offering a wide-ranging spectrum of Medicare products, including Medigap products that supplement traditional fee-for-service coverage, more traditional health-plan-type programs under Medicare Advantage, Medicare Part D prescription drug coverage and discount card offerings, and special offerings for chronically ill and Medicare and Medicaid dual-eligible beneficiaries.

Ovations has extensive capabilities and experience with distribution, including direct marketing to consumers on behalf of its key clients — AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, state and U.S. government agencies and employer groups. Ovations also has distinct pricing, underwriting and clinical program management, and marketing capabilities dedicated to risk-based health products and services in the senior and geriatric markets.

CMS is overseeing a multi-year implementation of the 2003 Medicare Modernization Act, including the introduction of the Medicare Part D prescription drug benefit in 2006 and a greater diversity in Medicare’s product offerings. We believe that these changes create and expand opportunities for well-organized and focused companies to better serve older Americans. We believe that Ovations is well-positioned to respond to these opportunities.

We currently have a number of contracts with CMS, which primarily relate to the Medicare health benefit program authorized under the Medicare Modernization Act. Beginning January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage. As a result of this contract and the December 2005 acquisition of PacifiCare, premium revenues from CMS approximated 26% of our total consolidated revenues as of December 31, 2006, a majority of which were generated by Ovations.

Insurance Solutions

Ovations offers a range of health insurance products and services to AARP members, and has expanded the scope of services and programs offered over the past several years. Ovations provides Medicare Supplement and hospital indemnity insurance from its insurance company affiliates to approximately 3.8 million AARP members. Additional Ovations services include a nurse healthline service, a lower cost Medicare Supplement offering that provides consumers with a hospital network and 24-hour access to health care information. Ovations also offers an AARP-branded health insurance program focused on persons between 50 and 64 years of age.

Medicare Prescription Drug Benefit (Part D)

Effective January 1, 2006, Ovations provides the Medicare prescription drug benefit (Part D) to beneficiaries throughout the United States and its territories. Among the several Part D plans it offers, Ovations provides a Medicare prescription drug coverage plan branded by AARP. Ovations also provides Part D drug coverage through its Medicare Advantage program, Special Needs Plans and stand-alone prescription drug plans. As of December 31, 2006, including PacifiCare, Ovations had enrolled approximately 5.7 million members in the Part D program, including approximately 4.5 million in the stand-alone prescription drug plans and approximately 1.2 million in Medicare Advantage plans incorporating Part D coverage.

Secure Horizons

The Ovations Secure Horizons division provides health care coverage for the seniors market primarily through the Medicare Advantage program administered by CMS. Ovations offers Medicare Advantage HMO, preferred provider organization (PPO), Special Needs Plans and Private-Fee-for-Service plans. Under the Medicare Advantage programs, Ovations provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which members reside. Most products are offered under the “Secure Horizons by UnitedHealthcare” brand name. In 2006, Ovations’ Secure Horizons expanded its program and now offers Medicare Advantage products in all 50 states. As of December 31, 2006, Ovations had approximately 1.4 million enrolled individuals in its Medicare Advantage products, of whom more than 1.2 million will receive their Part D coverage through Secure Horizons. Ovations began offering a regional PPO Medicare Advantage plan in three markets on January 1, 2006.

Evercare

Through its Evercare division, Ovations is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, disabled and chronically ill individuals. Evercare serves approximately 124,000 people (including 53,000 with Medicare Advantage) across the nation in long-term care settings including nursing homes, community-based settings and private homes, as well as through hospice and palliative care. Evercare offers services through innovative care management and clinical programs.

Evercare integrates federal, state and private funding through a continuum of products from Special Needs Plans and long-term care Medicaid programs to hospice care, and serves people in 35 markets in home, community and nursing home settings. These services are provided primarily through nurse practitioners, nurses and care managers. Evercare operated Special Needs Plans in 34 states as of December 31, 2006.

Evercare Solutions for Caregivers is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables the Evercare clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of coherent care information that bridges across home, hospital and nursing home care settings for high-risk populations. Evercare also operates hospice and palliative care programs in nine states and intends to expand these products into at least five new markets in 2007.

Prescription Solutions®

Prescription Solutions offers integrated pharmacy benefit management (PBM) services (including mail order pharmacy services) to approximately 6.6 million people, as of December 31, 2006. Prescription Solutions offers a broad range of innovative programs, products and services designed to enhance clinical outcomes with appropriate financial results for employers and members. The fulfillment capabilities of Prescription Solutions are an important strategic component in serving PacifiCare’s legacy commercial and senior business, as well as PacifiCare’s Part D enrollees. Effective January 1, 2007, Prescription Solutions began providing PBM services to an additional four million Ovations Medicare Advantage and stand-alone Part D members.

AmeriChoice

AmeriChoice, through its affiliates, provides network-based health and well-being services to beneficiaries of state Medicaid, Children’s Health Insurance Programs (CHIP), and other government-sponsored health care programs. AmeriChoice provides health insurance coverage to eligible Medicaid beneficiaries in exchange for a fixed monthly premium per member from the applicable state. AmeriChoice provides services to approximately 1.4 million individuals in 13 states. AmeriChoice also offers government agencies a broad menu of separate management services — including clinical care, consulting and management, pharmacy benefit services and administrative and technology services — to help them effectively administer their distinct health care delivery systems and benefits for individuals in their programs. AmeriChoice also contracts with CMS for the provision of Special Needs Plans serving individuals dually eligible for Medicaid and Medicare services. These programs are primarily organized toward enrolling individuals who dually qualify for Medicaid and Medicare coverage in states where AmeriChoice operates its Medicaid health plans.

AmeriChoice’s approach is grounded in its belief that health care cannot be provided effectively without considering all of the factors — social, economic, environmental, and physical — that affect a person’s life. AmeriChoice coordinates resources among family members, physicians, other health care providers and government and community-based agencies and organizations to provide continuous and effective care. For members, this means that the AmeriChoice Personal Care Model offers them a holistic approach to health care, emphasizing practical programs to improve their living circumstances as well as quality medical care and treatment in accessible, culturally sensitive, community-oriented settings. For example, AmeriChoice’s disease management and outreach programs focus on high-prevalence and debilitating illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, Human Immunodeficiency Virus/Acquired Immune Deficiency Syndrome (HIV/AIDS), cancer and high-risk pregnancy. Several of these programs have been developed by AmeriChoice with the help of leading researchers and clinicians at academic medical centers and medical schools.

For physicians, the AmeriChoice Personal Care Model means assistance with coordination of their patients’ care. AmeriChoice utilizes sophisticated technology to monitor preventive care interventions and evidence-based treatment protocols to support care management. AmeriChoice utilizes advanced and unique pharmacy services — including benefit design, generic drug programs, drug utilization review and preferred drug list development — to help optimize the use of appropriate quality pharmaceuticals and concurrently manage pharmacy expenditures to levels appropriate to the specific clinical situations. For state customers, the AmeriChoice Personal Care Model means increased access to care and improved quality for their beneficiaries, in a measurable system that reduces their administrative burden and lowers their costs.

AmeriChoice considers a variety of factors in determining in which state programs to participate and on what basis, including the state’s experience and consistency of support for its Medicaid program in terms of service innovation and funding, the population base in the state, the willingness of the physician/provider community to participate with the AmeriChoice Personal Care Model, and the presence of community-based organizations that can partner with AmeriChoice to meet the needs of its members. Using these criteria, AmeriChoice entered three new markets in 2006, signed an agreement to expand in one existing market in 2007, and is examining several others. Conversely, in recent years, AmeriChoice has exited several markets because of, among other reasons, the lack of consistent direction and support from the sponsoring states.

SPECIALIZED CARE SERVICES

The Specialized Care Services (SCS) companies offer a comprehensive platform of specialty health and wellness and ancillary benefits, services and resources to specific customer markets nationwide. These products and services include employee benefit offerings, provider networks and related resources focusing on behavioral health and substance abuse, dental, vision, disease management, complex and chronic illness and care facilitation. The SCS companies also offer solutions in the areas of complementary and alternative care, employee assistance, short-term disability, life insurance, work/life balance and health-related information. These services are designed to simplify the consumer health care experience and facilitate efficient health care delivery.

SCS’s products are marketed under several different brands through three strategic markets we serve: the employer market for both UnitedHealth Group customers and unaffiliated parties; the payer market for UnitedHealth Group health plans, independent health plans, third-party administrators and reinsurers; and the public sector segment for Medicare and state Medicaid offerings through partnerships with Ovations, AmeriChoice and other intermediaries. SCS offers its products both on an administrative fee basis, where it manages and administers benefit claims for self-insured customers in exchange for a fixed service fee per individual served, and on a risk basis, where SCS assumes responsibility for health care and income replacement costs in exchange for a fixed monthly premium per individual served. The simple, modular service designs offered by SCS can be easily integrated to meet varying health plan, employer and consumer needs at a wide range of price points. Approximately 53% of the 56 million unique consumers served by SCS receive their major medical health benefits from a source other than a UnitedHealth Group affiliate.

For most of 2006, SCS consisted of three operating groups: Specialized Health Solutions; Dental and Vision; and Group Insurance Services. In December 2006, Group Insurance Services and Dental and Vision were combined into the Group Benefits Solutions operating group.

Specialized Health Solutions

The Specialized Health Solutions operating group provides services and products for benefits commonly found in comprehensive medical benefit plans, as well as a continuum of individualized specialty health and wellness solutions from health information to case and disease management for complex, chronic and rare medical conditions.

United Behavioral Health (UBH) and its subsidiaries provide employee assistance programs, work/life, behavioral health care, substance abuse programs and psychiatric disability benefit management services to employers, health plans, labor groups and public payers. UBH’s programs assist individuals in managing personal challenges and behavioral health issues while seeking to increase overall health, wellness and productivity. UBH’s customers buy care management services and access to UBH’s large national network of 78,000 clinicians and counselors through standard and highly customized behavioral programs. UBH serves 33 million individuals.

ACN Group (ACN) and its affiliates provide benefit administration, and clinical and network management for chiropractic, physical therapy, occupational therapy and other complementary and alternative care services. ACN serves more than 24 million consumers through its national network of contracted health professionals.

Through Optum, SCS delivers personalized care and condition management, health assessments, longitudinal care management, disease management, health information assistance, support and related services including wellness services. Utilizing evidence-based medicine, technology and specially trained nurses, Optum facilitates effective and efficient health care delivery by helping its 32 million consumers address daily living concerns, make informed health care decisions, and become more effective health care consumers.

United Resource Networks (URN) provides support services and access to “Centers of Excellence” networks for individuals in need of organ transplantation and those diagnosed with complex cancer, congenital heart disease, kidney disease, infertility and neonatal care issues. URN provides these services to approximately 50 million individuals through 2,800 payers. URN negotiates competitive rates with medical centers that have been designated as “Centers of Excellence” based on their satisfaction of clinical standards, including patient volumes and outcomes, medical team credentials and experience, and patient and family support services.

Group Benefits Solutions

Group Benefits Solutions provides vision, dental, life, critical illness, and short-term disability benefits along with cost management products and services for governments, health plans and employers through its affiliates and other intermediaries.

Spectera provides vision benefits for more than eleven million people enrolled in employer-sponsored and government benefit plans. Spectera works to build productive relationships with vision care professionals, retailers, employer groups and benefit consultants. Spectera’s national network includes more than 24,000 vision professionals.

Through UnitedHealthcare Dental and other brands (UHD), we provide dental benefit management and related services to six million individuals through a network of approximately 80,000 dentists. UHD’s products are distributed to commercial and government markets, both directly and through unaffiliated insurers and its UnitedHealth Group affiliates.

Unimerica Workplace Benefits provides integrated short-term disability, critical illness and group life insurance products to employer’s benefit programs.

National Benefit Resources (NBR) distributes and administers medical stop-loss insurance covering self-funded employer benefit plans. Through a network of third-party administrators, brokers and consultants, NBR markets stop-loss insurance throughout the United States. NBR also distributes products and services on behalf of its SCS affiliates, URN and Optum.

INGENIX

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a nationwide and international basis. Ingenix’s customers include more than 5,000 hospitals, 250,000 physicians, 1,500 payers and intermediaries, more than 200 Fortune 500 companies, and more than 150 life sciences companies, as well as other UnitedHealth Group businesses. Ingenix is engaged in the simplification of health care administration with information and technology that helps customers accurately and efficiently document, code and bill for the delivery of care services. Ingenix is a leader in contract research services, medical education services, publications, and pharmacoeconomics, outcomes, safety and epidemiology research through its i3 businesses.

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

Information Services

Ingenix’s diverse product offerings help clients strengthen health care administration and advance health care outcomes. These products include health care utilization reporting and analytics, physician clinical performance benchmarking, clinical data warehousing, analysis and management responses for medical cost trend management, decision-support portals for evaluation of health benefits and treatment options, and claims management tools for administrative error and cost reduction. Ingenix uses proprietary software applications that manage clinical and administrative data across diverse information technology environments. Ingenix also uses proprietary predictive algorithmic applications to help clients detect and act on repetitive health care patterns in large data sets. Ingenix offers complete Electronic Data Interchange (EDI) services helping health care providers and payers decrease costs of claims transmission, payment and reimbursement through both networked and direct connection services.

Ingenix provides other services on an outsourced basis, such as verification of physician credentials, provider directories, HEDIS reporting, and fraud and abuse detection and prevention services. Ingenix also offers consulting services, including actuarial and financial advisory work through its Reden & Anders division, as well as product development, provider contracting and medical policy management. Ingenix publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

Pharmaceutical Services

Ingenix’s i3 division helps to coordinate and manage clinical trials for products in development for pharmaceutical, biotechnology and medical device manufacturers. Ingenix’s focus is to help pharmaceutical and biotechnology customers effectively and efficiently get drug and medical device data to appropriate regulatory bodies and to improve health outcomes through integrated information, analysis and technology. Ingenix’s capabilities and efforts focus on the entire range of product assessment, through commercialization of life-cycle management services — pipeline assessment, market access and product positioning, clinical trials, economic, epidemiology, safety and outcomes research, and medical education. Ingenix’s services include global contract research services, protocol development, investigator identification and training, regulatory assistance, project management, data management, biostatistical analysis, quality assurance, medical writing and staffing resource services. Ingenix’s pharmaceutical contract research operations are in more than 50 countries and are therapeutically focused on oncology, the central nervous system, respiratory and infectious diseases, and endocrinology. Ingenix uses comprehensive, science-based evaluation and analysis and benchmarking services to support pharmaceutical, biotechnology and medical device development. Ingenix also helps educate providers about pharmaceutical products through medical symposia, product communications and scientific publications.

GOVERNMENT REGULATION

Most of our health and well-being services are regulated by federal and state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. This regulation can vary significantly from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. Complying with new laws and rules, or changes in the interpretation of existing laws and rules, could negatively impact our business. We believe we are in compliance in all material respects with the applicable laws, rules and regulations.

Federal Regulation

We are subject to federal regulation. Ovations’ Medicare business and AmeriChoice’s Medicaid business are regulated by CMS. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care being given to Medicare beneficiaries. Our Health Care Services segment, through AmeriChoice, also has Medicaid and State Children’s Health Insurance Program contracts that are subject to federal and state regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance. In addition, the portion of Ingenix’s business that includes clinical research is subject to regulation by the U.S. Food and Drug Administration.

State Regulation

AmeriChoice is subject to regulation by state Medicaid agencies that oversee the provision of benefits by AmeriChoice to its beneficiaries. In addition, all of the states in which our subsidiaries offer insurance and health maintenance organization products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. Health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends. In addition, some of our business and related activities may be subject to PPO, managed care organization (MCO), utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, but may contain network, contracting, product and rate, financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, fraud prevention, protection of consumer health information and covered benefits and services. Our pharmacy activities are generally regulated at the state level and may require registration or licensure with certain state boards of pharmacy. Additionally, different approaches to state and federal privacy and insurance regulation and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

In connection with the PacifiCare acquisition, which closed on December 20, 2005, as typically occurs in connection with a transaction of this size, certain of our subsidiaries entered into various commitments with state regulatory departments, principally in California. We believe that none of these commitments will materially affect our operations.

HIPAA

The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA requires guaranteed health care coverage for small employers and certain eligible individuals. It also requires guaranteed renewability for most employers and individuals and limits exclusions based on preexisting conditions. Federal regulations promulgated pursuant to HIPAA include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. New standards for national provider identifiers are currently being implemented by regulators.

ERISA

The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the U.S. Department of Labor provide additional rules for claims payment and member appeals under health care plans governed by ERISA. Additionally, some states require licensure or registration of companies providing third-party claims administration services for health care plans.

Audits and Investigations

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We also are subject to a formal investigation of our historic stock option practices by the SEC, Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees, as described in Item 7—“Legal Matters.” With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

International Regulation

Some of our business units, including Ingenix’s i3 business, have international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws.

COMPETITION

As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third-party administrators and business services outsourcing companies, health care providers that have formed networks to directly contract with employers, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our Uniprise and Health Care Services businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., Kaiser Permanente, and WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises concentrated in more limited geographic areas. Our Specialized Care Services and Ingenix business segments also compete with a number of other businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales, marketing and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation.

EMPLOYEES

As of December 31, 2006, we employed approximately 58,000 individuals. We believe our employee relations are generally positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of February 15, 2007, including the business experience of each executive officer during the past five years:

Name	Age	Position	First Elected as Executive Officer
Stephen J. Hemsley	54	President and Chief Executive Officer	1997
G. Mike Mikan	35	Executive Vice President and Chief Financial Officer	2006
Richard H. Anderson	51	Executive Vice President of UnitedHealth Group and President of Commercial Services Group	2005
Forrest G. Burke	45	Acting General Counsel	2006
Lois E. Quam	45	Executive Vice President of UnitedHealth Group and President of Public and Senior Markets Group	1998
Eric S. Rangen	50	Senior Vice President and Chief Accounting Officer	2006
David S. Wichmann	44	Executive Vice President of UnitedHealth Group and President of Individual and Employer Markets Group	2004

Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.

Mr. Hemsley is the President and Chief Executive Officer of UnitedHealth Group, has served in that capacity since November 2006, and has been a member of the Board of Directors since February 2000. Mr. Hemsley served as President and Chief Operating Officer from 2002 to November 2006. He joined UnitedHealth Group in 1997.

Mr. Mikan is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in that capacity since November 2006. Mr. Mikan served as Senior Vice President of Finance of UnitedHealth Group from February 2006 to November 2006. From June 2004 to February 2006, Mr. Mikan served as Chief Financial Officer of UnitedHealthcare and as President of UnitedHealth Networks. Mr. Mikan was Chief Financial Officer of Specialized Care Services from 2002 to June 2004. Mr. Mikan joined UnitedHealth Group in 1998.

Mr. Anderson is Executive Vice President of UnitedHealth Group and President of the Commercial Services Group and has served in that capacity since December 2006. From January 2005 to December 2006, Mr. Anderson was Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ingenix. From November 2004 to January 2005, Mr. Anderson was Executive Vice President of UnitedHealth Group. Mr. Anderson joined UnitedHealth Group in 2004. Prior to joining UnitedHealth Group, Mr. Anderson served as Chief Executive Officer of Northwest Airlines Corporation from 2002 until November 2004.

Mr. Burke is the Acting General Counsel of UnitedHealth Group and has served in that capacity since October 2006. Mr. Burke has served as General Counsel of Uniprise, UnitedHealthcare and Specialized Care Services since March 2006. He served as General Counsel of Uniprise from January 2005 to March 2006. Mr. Burke joined UnitedHealth Group in 2005. From 2002 to 2005, Mr. Burke was a partner at the law firm Dorsey & Whitney, LLP, where he served on the Management Committee and chaired the Business Services group.

Ms. Quam is Executive Vice President of UnitedHealth Group and President of the Public and Senior Markets Group and has served in that capacity since December 2006. From 2002 to December 2006, Ms. Quam served as Chief Executive Officer of Ovations. Ms. Quam joined UnitedHealth Group in 1989.

Mr. Rangen is the Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since December 2006. From November 2006 to December 2006, Mr. Rangen was Senior Vice President of UnitedHealth Group. Mr. Rangen joined UnitedHealth Group in November 2006. Prior to joining UnitedHealth Group, Mr. Rangen served as Executive Vice President and Chief Financial Officer of Alliant Techsystems Inc. from April 2004 to March 2006 and as Vice President and Chief Financial Officer of Alliant Techsystems, Inc. from 2002 to April 2004.

Mr. Wichmann is Executive Vice President of UnitedHealth Group and President of the Individual and Employer Markets Group and has served in that capacity since December 2006. From July 2004 to December 2006, Mr. Wichmann served as President and Chief Operating Officer of UnitedHeathcare. From June 2003 to July 2004, Mr. Wichmann served as Chief Executive Officer of Specialized Care Services. He also served as President and Chief Operating Officer of Specialized Care Services from 2002 to June 2003. Mr. Wichmann joined UnitedHealth Group in 1998.

ITEM 1A.     RISK FACTORS

See Item 7 — “Cautionary Statements,” which is incorporated by reference herein.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2006, we owned and/or leased real properties totaling 12.4 million square feet to support our business operations in the United States and other countries (net of approximately 0.7 million square feet of space subleased to third parties). Of this total, we leased approximately 11.6 million aggregate square feet of space and owned approximately 1.5 million aggregate square feet of space. Our leases expire at various dates through May 31, 2025. Our facilities are primarily located in the United States. Our various segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.    LEGAL PROCEEDINGS

See Item 7 — “Legal Matters,” which is incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On February 15, 2007, there were 15,069 registered holders of record of our common stock. The per share high and low common stock closing prices reported by the NYSE were as follows:

	High	Low
2007
First quarter (through February 15, 2007)	$56.29	$50.51

2006
First quarter	$62.93	$53.20
Second quarter	$56.60	$41.44
Third quarter	$52.84	$44.29
Fourth quarter	$54.46	$45.12

2005
First quarter	$48.33	$42.63
Second quarter	$53.64	$44.30
Third quarter	$56.66	$47.75
Fourth quarter	$64.61	$53.84

Dividend Policy

Our Board of Directors established our dividend policy in August 1990. Pursuant to our dividend policy, the Board reviews our financial statements following the end of each fiscal year and decides whether to declare a dividend on the outstanding shares of common stock. Shareholders of record on April 3, 2006 received an annual dividend for 2006 of $0.03 per share and shareholders of record on April 1, 2005 received an annual dividend for 2005 of $0.015 per share. On January 30, 2007, our Board of Directors approved an annual dividend of $0.03 per share, which will be paid on April 16, 2007 to shareholders of record on April 2, 2007.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Fourth Quarter 2006

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the Plans or Programs
October 31, 2006	—		—	—	136,650,000
November 30, 2006	10,328	(2)	$48.30	—	136,650,000
December 31, 2006	205,923	(2)	$53.60	—	136,650,000

TOTAL	216,251		$53.35	—

(1)

In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program. In August 2006, we announced that we would not purchase shares under this stock repurchase program until we had completed our restatement (which is reflected in this Form 10-K) and become current in our periodic SEC filings. As a result, we did not repurchase any shares through this publicly announced program for the quarter ended December 31, 2006.

(2)	Represents shares of common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Performance Graphs

The following two performance graphs compare the Company’s total return to shareholders with indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on UnitedHealth Group’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group (the “Fortune 50 Group”), an index of certain Fortune 50 companies. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2006. The Company is not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2001 in company common stock and in each index, and that dividends were reinvested when paid.

Fortune 50 Group

The Fortune 50 Group consists of the following companies: American International Group Inc, Berkshire Hathaway Inc, Cardinal Health Inc, Citigroup Inc, General Electric Company, International Business Machine Corp. and Johnson & Johnson. Although there are differences in terms of size and industry, like UnitedHealth Group, all of these companies are large multi-segment companies using a well-defined operating model in one or more broad sectors of the economy. These companies have also distinguished themselves by the consistency of their growth and performance, in many cases over multiple decades.

	12/01	12/02	12/03	12/04	12/05	12/06
UnitedHealth Group	100.00	118.03	164.54	249.08	351.75	304.31
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Fortune 50 Group	100.00	73.79	89.64	99.03	98.09	111.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group

The companies included in our peer group are Aetna Inc, Cigna Corp., Coventry Health Care Inc., Humana Inc. and WellPoint Inc. We believe that this peer group accurately reflects our peers in the health care industry.

	12/01	12/02	12/03	12/04	12/05	12/06
UnitedHealth Group	100.00	118.03	164.54	249.08	351.75	304.31
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	83.05	125.88	194.28	283.66	280.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

We derived the selected consolidated financial data for 2005 and 2004 from our audited restated consolidated financial statements and notes thereto appearing in Item 8 of this Form 10-K. The consolidated statement of operations data for 2003 and 2002 and the consolidated balance sheet data as of the years ended 2004, 2003 and 2002 have been restated to conform to the restated consolidated financial statements included in this Form 10-K and are presented herein on an unaudited basis. We have presented these selected financial data on both a FAS 123R basis, which we adopted on January 1, 2006, and on an APB 25 basis, our historical accounting method for periods prior to January 1, 2006.

	FAS 123R (1)—Current Accounting Method
	For the Year Ended December 31,
(in millions, except per share data)	2006 (2,3)	2005 (2,4)	2004 (2,4)	2003 (4)	2002 (4)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Operating Results
Revenues	$71,542	$46,425	$38,217	$29,696	$25,861

Earnings From Operations	$6,984	$5,080	$3,858	$2,671	$1,969
Net Earnings	$4,159	$3,083	$2,411	$1,655	$1,206

Return on Shareholders’ Equity	22.2%	25.2%	29.0%	34.6%	28.8%

Basic Net Earnings per Common Share	$3.09	$2.44	$1.93	$1.40	$0.99
Diluted Net Earnings per Common Share	$2.97	$2.31	$1.83	$1.34	$0.95

Common Stock Dividends per Share	$0.030	$0.015	$0.015	$0.008	$0.008

Consolidated Cash Flows From (Used For)
Operating Activities	$6,526	$4,083	$3,923	$2,913	$2,348
Investing Activities	$(2,101)	$(3,489)	$(1,644)	$(745)	$(1,391)
Financing Activities	$474	$836	$(550)	$(1,036)	$(1,367)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$20,582	$14,982	$12,253	$9,477	$6,329
Total Assets	$48,320	$41,288	$27,862	$17,668	$14,187
Debt	$7,456	$7,095	$4,011	$1,979	$1,761
Shareholders’ Equity	$20,810	$17,815	$10,772	$5,236	$4,551
Debt-to-Total-Capital Ratio	26.4%	28.5%	27.1%	27.4%	27.9%

Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

(1)	UnitedHealth Group adopted FAS 123R on a modified retrospective basis on January 1, 2006. This method of adoption requires all prior periods to be restated by the amounts previously disclosed on a pro-forma basis under FAS 123.

(2)	UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and Mid-Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2006, 2005 and 2004 financial information to prior fiscal years. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s Consolidated Financial Statements since the respective acquisition dates.

(3)

On January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D drug insurance coverage under a contract with CMS. Total revenues generated under this program were $5.7 billion for the year ended December 31, 2006. This program affects the comparability of 2006 financial information with prior years. See Note 4 of the Notes to Consolidated Financial Statements for a detailed discussion of this program.

(4)	The unaudited Consolidated Statements of Operations and Cash Flows data for 2003 and 2002, and the unaudited consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been revised to reflect adjustments related to the restatement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the Notes to Consolidated Financial Statements. Pre-tax adjustments related to 2003 and 2002 include non-cash stock-based compensation expense totaling $54 million and $62 million, respectively under FAS 123R, our current accounting method. The cumulative after tax impact of all restatement adjustments related to years prior to 2002 totaled $220 million under FAS 123R, our current accounting method, and has been reflected as an adjustment to retained earnings at December 31, 2001. The tables following the financial highlights presented under APB 25, our historical accounting method, reflect the detailed unaudited 2003 and 2002 Statements of Operations adjustments under APB 25 and FAS 123R.

Financial Highlights

	APB 25 (1) — Historical Accounting Method
	For the Year Ended December 31,
(in millions, except per share data)	2005 (2,3)	2004 (2,3)	2003 (3)	2002 (3)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Operating Results
Revenues	$46,425	$38,217	$29,696	$25,861

Earnings From Operations	$5,069	$3,901	$2,743	$2,043
Net Earnings	$3,062	$2,429	$1,695	$1,251

Return on Shareholders’ Equity	25.1%	29.5%	36.0%	30.3%

Basic Net Earnings per Common Share	$2.42	$1.94	$1.44	$1.03
Diluted Net Earnings per Common Share	$2.31	$1.86	$1.37	$0.99

Common Stock Dividends per Share	$0.015	$0.015	$0.008	$0.008

Consolidated Cash Flows From (Used For)
Operating Activities	$4,326	$4,147	$3,003	$2,423
Investing Activities	$(3,489)	$(1,644)	$(745)	$(1,391)
Financing Activities	$593	$(774)	$(1,126)	$(1,442)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$14,982	$12,253	$9,477	$6,329
Total Assets	$41,288	$27,862	$17,668	$14,187
Debt	$7,095	$4,011	$1,979	$1,761
Shareholders’ Equity	$17,788	$10,725	$5,174	$4,495
Debt-to-Total-Capital Ratio	28.5%	27.2%	27.7%	28.1%

Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

(1)	UnitedHealth Group’s historical accounting policy for stock-based compensation followed the recognition and measurement principles of APB 25. Furthermore, UnitedHealth Group complied with the disclosure provisions of FAS 123.

(2)	UnitedHealth Group acquired PacifiCare in December 2005 for total consideration of approximately $8.8 billion, Oxford in July 2004 for total consideration of approximately $5.0 billion and MAMSI in February 2004 for total consideration of approximately $2.7 billion. These acquisitions affect the comparability of 2006, 2005 and 2004 financial information to prior fiscal years. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s Consolidated Financial Statements since the respective acquisition dates. See Note 5 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

(3)	The unaudited Consolidated Statements of Operations and Cash Flows data for 2003 and 2002, and the unaudited Consolidated Balance Sheets data as of December 31, 2004, 2003 and 2002 have been revised to reflect adjustments related to the restatement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of the Notes to Consolidated Financial Statements. Pre-tax adjustments related to 2003 and 2002 include non-cash stock-based compensation expense totaling $172 million and $144 million, respectively under APB 25, our historical accounting method. The cumulative after tax impact of all restatement adjustments related to years prior to 2002 totaled $507 million under APB 25, our historical accounting method, and has been reflected as an adjustment to retained earnings at December 31, 2001. The following tables reflect the detailed unaudited 2003 and 2002 Statement of Operations adjustments under APB 25 and FAS 123R.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Year Ended December 31, 2003
(in millions, except per share data)	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$25,448	$835	$26,283	$—	$—	$26,283
Services	3,118	(225)	2,893	—	—	2,893
Products	—	263	263	—	—	263
Investment and Other Income	257	—	257	—	—	257

Total Revenues	28,823	873	29,696	—	—	29,696

Operating Costs
Medical Costs	20,714	768	21,482	—	—	21,482
Operating Costs	4,875	128	5,003	18	54	5,075
Cost of Products Sold	—	169	169	—	—	169
Depreciation and Amortization	299	—	299	—	—	299

Total Operating Costs	25,888	1,065	26,953	18	54	27,025

Earnings From Operations	2,935	(192)	2,743	(18)	(54)	2,671
Interest Expense	(95)	—	(95)	—	—	(95)

Earnings Before Income Taxes	2,840	(192)	2,648	(18)	(54)	2,576
Provision for Income Taxes	(1,015)	62	(953)	19	13	(921)

Net Earnings	$1,825	$(130)	$1,695	$1	$(41)	$1,655

Basic Net Earnings per Common Share	$1.55	$(0.11)	$1.44	$—	$(0.04)	$1.40

Diluted Net Earnings per Common Share	$1.48	$(0.11)	$1.37	$—	$(0.03)	$1.34

Basic Weighted-Average Number of Common Shares Outstanding	1,178	—	1,178	—	—	1,178
Dilutive Effect of Common Stock Equivalents	56	(1)	55	1	3	59

Diluted Weighted-Average Number of Common Shares Outstanding	1,234	(1)	1,233	1	3	1,237

Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

(1)	Includes $172 million of stock-based compensation expense and $49 million of deferred tax benefit associated with the restatement of our historical APB 25 Consolidated Statement of Operations as well as an adjustment to premium revenue of $927 million, medical costs of $848 million and operating costs of $79 million to reflect a reinsurance contract on a gross basis. In order to conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.

(2)	Reflects $190 million of stock-based compensation expense and $68 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption and includes $54 million of additional stock-based compensation expense and $13 million of related deferred tax benefit.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Year Ended December 31, 2002
(in millions, except per share data)	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$21,906	$808	$22,714	$—	$—	$22,714
Services	2,894	(310)	2,584	—	—	2,584
Products	—	345	345	—	—	345
Investment and Other Income	220	(2)	218	—	—	218

Total Revenues	25,020	841	25,861	—	—	25,861

Operating Costs
Medical Costs	18,192	746	18,938	—	—	18,938
Operating Costs	4,387	(11)	4,376	12	62	4,450
Cost of Products Sold	—	249	249	—	—	249
Depreciation and Amortization	255	—	255	—	—	255

Total Operating Costs	22,834	984	23,818	12	62	23,892

Earnings From Operations	2,186	(143)	2,043	(12)	(62)	1,969
Interest Expense	(90)	—	(90)	—	—	(90)

Earnings Before Income Taxes	2,096	(143)	1,953	(12)	(62)	1,879
Provision for Income Taxes	(744)	42	(702)	11	18	(673)

Net Earnings	$1,352	$(101)	$1,251	$(1)	$(44)	$1,206

Basic Net Earnings per Common Share	$1.12	$(0.09)	$1.03	$—	$(0.04)	$0.99

Diluted Net Earnings per Common Share	$1.06	$(0.07)	$0.99	$—	$(0.04)	$0.95

Basic Weighted-Average Number of Common Shares Outstanding	1,214	—	1,214	—	—	1,214
Dilutive Effect of Common Stock Equivalents	58	(2)	56	2	—	58

Diluted Weighted-Average Number of Common Shares Outstanding	1,272	(2)	1,270	2	—	1,272

Financial Highlights and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes.

(1)	Includes $144 million of stock-based compensation and $44 million of deferred tax benefit associated with the restatement of our historical APB 25 Consolidated Statement of Operations as well as an adjustment to premium revenue of $897 million, medical costs of $825 million and operating costs of $72 million to reflect a reinsurance contract on a gross basis. In order to conform to our current presentation, we have also reclassified certain service revenues and operating costs to product revenues and costs of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.

(2)	Reflects $156 million of stock-based compensation and $55 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption and includes $62 million of additional stock-based compensation expense and $18 million of related deferred tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UnitedHealth Group is a diversified health and well-being company, serving approximately 70 million Americans. Our focus is on improving the American health care system by simplifying the administrative components of health care delivery; promoting evidence-based medicine as the standard for care; and providing relevant, actionable data that physicians, health care providers, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and informatics; and health care resource organization and care facilitation to make health care work better. We provide individuals with access to quality, cost-effective health care services and resources. We provide employers and consumers with superb value, service and support, and we deliver value to our shareholders by executing a business strategy founded upon a commitment to balanced growth, profitability and capital discipline.

Financial Restatements

All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in this Form 10-K. The impact under FAS 123R of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices as well as immaterial adjustments unrelated to historic stock option practices that were identified through a review of the Company’s accounting practices is $43 million ($57 million net of tax) in 2005, $40 million ($44 million net of tax) in 2004, and an aggregate of $453 million ($313 million net of tax) for 2003 and all prior years. The impact under APB 25 of all errors is $304 million ($238 million net of tax) in 2005, $200 million ($158 million net of tax) in 2004, and an aggregate of $1,056 million ($738 million net of tax) for 2003 and all prior years. The Company also conducted a sensitivity analysis to assess how the restatement adjustment would have changed under two alternative methodologies for determining measurement dates. See “— Critical Accounting Policies and Estimates — Stock Option Measurement Dates” for details.

The following tables illustrate the effect of the restatement adjustments on our pro forma net earnings and pro forma net earnings per share if we had recorded compensation expense based on the estimated grant date fair value accounting method as defined by FAS 123 for all stock-based awards granted from 1995 to 2003. Refer to Note 3 for an illustration of the effect of the FAS 123R restatement adjustments relating to 2004 and 2005.

(in millions, except per share data)-Unaudited	2003	2002	2001	2000	1999	1998	1997	1996	1995
Net Earnings
APB 25
As Reported — APB 25	$1,825	$1,352	$913	$736	$568	$(214)	$431	$327	$279
Restatement Adjustments — APB 25:
Compensation Expense, net of tax effects	(123)	(100)	(172)	(177)	(27)	(40)	(16)	(20)	(17)
Other Adjustments, net of tax effects	(7)	(1)	(5)	(3)	(3)	(2)	(3)	(2)	(3)

As Restated — APB 25	$1,695	$1,251	$736	$556	$538	$(256)	$412	$305	$259

FAS 123 Pro Forma
As Restated-APB 25	$1,695	$1,251	$736	$556	$538	$(256)	$412	$305	$259
Less: APB 25 Compensation Expense, net of tax effects	123	100	172	177	27	40	16	20	17
FAS 123 Historical Compensation Expense, net of tax effects	(122)	(101)	(82)	(76)	(37)	(40)	(30)	(24)	(20)
Restatement Adjustments
FAS 123 Compensation Expense, net of tax effects	(41)	(44)	(53)	(94)	(14)	(22)	(8)	(4)	(4)

As Restated — FAS 123 Pro Forma	$1,655	$1,206	$773	$563	$514	$(278)	$390	$297	$252

Basic Net Earnings Per Common Share:
As Reported — APB 25	$1.55	$1.11	$0.73	$0.57	$0.41	$(0.14)	$0.29	$0.23	$0.20
As Restated — APB 25	$1.44	$1.03	$0.59	$0.43	$0.39	$(0.17)	$0.28	$0.21	$0.19
As Restated — FAS 123 Pro Forma	$1.40	$0.99	$0.62	$0.43	$0.37	$(0.18)	$0.26	$0.20	$0.18
Diluted Net Earnings Per Common Share:
As Reported — APB 25	$1.48	$1.06	$0.70	$0.55	$0.40	$(0.14)	$0.28	$0.22	$0.20
As Restated — APB 25	$1.37	$0.99	$0.56	$0.41	$0.38	$(0.17)	$0.27	$0.20	$0.18
As Restated — FAS 123 Pro Forma	$1.34	$0.95	$0.59	$0.42	$0.36	$(0.18)	$0.25	$0.20	$0.18

2006 Financial Performance Highlights

UnitedHealth Group had very strong results in 2006. The Company achieved diversified growth across its business segments and generated net earnings of $4.2 billion, representing an increase of 35% over 2005. Other financial performance highlights include:

•	Diluted net earnings per common share of $2.97, an increase of 29% over 2005.

•	Consolidated revenues of $71.5 billion, an increase of 54% over 2005, with revenues advancing in each business segment. Excluding the impact of acquisitions, revenues increased 21% over 2005.

•	Earnings from operations of $7.0 billion, up $1.9 billion, or 37%, over 2005.

•	Operating margin of 9.8%, down from 10.9% in 2005, primarily due to changes in business mix related to the PacifiCare acquisition and the launch of the Medicare Part D program.

•	Cash flows from operations of $6.5 billion, up from $4.1 billion in 2005.

2006 Results Compared to 2005 Results

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions pharmacy benefit management (PBM) business, revenues are derived from products sold and from administrative services. Product revenues are recognized upon sale or shipment because the price is fixed and the member may not return the drugs or receive a refund. Service revenues are recognized when the prescription claim is adjudicated. Product revenues also include sales of Ingenix syndicated content products, which are recognized as revenue upon shipment.

Consolidated revenues in 2006 of $71.5 billion increased by $25.1 billion, or 54%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately 21% in 2006 principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services and growth in individuals served across our business segments. Following is a discussion of 2006 consolidated revenue trends for each of our revenue components.

Premium Revenues Consolidated premium revenues totaled $65.7 billion in 2006, an increase of $23.6 billion, or 56%, over 2005. Excluding the impact of acquisitions, consolidated premium revenues increased by $8.8 billion, or 21%, over 2005. This increase was primarily driven by premium rate increases and the successful launch of the Medicare Part D program, partially offset by a slight decrease in the number of individuals served by our commercial risk-based products.

UnitedHealthcare premium revenues in 2006 totaled $33.5 billion, an increase of $7.6 billion, or 29%, over 2005. Excluding premium revenues from businesses acquired since the beginning of 2005, UnitedHealthcare premium revenues were essentially flat compared to 2005. This was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products, offset by lower premium yields from new business due primarily to a larger portion of new customer sales generated from high-deductible lower-premium products (with correspondingly lower medical costs), and a 5% decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products. Ovations premium revenues in 2006 totaled $24.4 billion, an increase of $15.2 billion, or 165%, over 2005. Excluding the impact of acquisitions, Ovations premium revenues increased by approximately $8.3 billion, or 92%, over 2005. The increase was driven primarily by the successful launch of the Medicare Part D program, which had premium revenues of $5.7 billion for 2006, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. Specialized Care Services premium revenues increased by approximately $1.0 billion over 2005. This was primarily due to the PacifiCare acquisition and strong growth in the number of individuals served by several Specialized Care Services businesses under premium-based arrangements. The remaining premium revenue increase resulted primarily from membership growth and premium revenue rate increases in AmeriChoice’s Medicaid programs, which contributed premium revenue increases of approximately $278 million, or 8%, over 2005 excluding the impact of acquisitions.

Service Revenues Service revenues in 2006 totaled $4.3 billion, an increase of $602 million, or 16%, over 2005. Excluding the impact of acquisitions, service revenues increased by approximately 12% over 2005. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during 2006, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 23% due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Product Revenues Product revenues in 2006 totaled $737 million, an increase of $579 million over 2005. This was primarily due to pharmacy revenues at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Investment and Other Income Investment and other income during 2006 totaled $871 million, representing an increase of $366 million over 2005. Interest income increased by $372 million in 2006, principally due to the impact of increased levels of cash and fixed-income investments during the year, due in part to the acquisition of PacifiCare, as well as higher yields on fixed-income investments. Net capital gains on sales of investments were $4 million in 2006, compared with net capital gains of $10 million in 2005.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio increased from 80.0% in 2005 to 81.2% in 2006. This medical care ratio increase resulted primarily from the impact of the acquisition of PacifiCare and launch of the Medicare Part D program, both of which carry a higher medical care ratio than the historic UnitedHealth Group businesses.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years, resulting from more complete claim information and other facts and circumstances, that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2006 include approximately $430 million of favorable medical cost development related to prior fiscal years. Medical costs for 2005 include approximately $400 million of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development in 2006 was driven by an increase in medical payables due to organic growth and businesses acquired since the beginning of 2005.

Medical costs for 2006 increased $19.6 billion, or 58%, to $53.3 billion, due to the impact of businesses acquired since the beginning of 2005, medical costs associated with the new Medicare Part D program and a medical cost trend of 7% to 8% on commercial risk-based business. Medical costs associated with the new Medicare Part D program for 2006 were $4.9 billion. Medical trend was due to both medical inflation and increases in health care consumption.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for 2006 of 14.0%, improved from 15.4% in 2005. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. The decrease in the operating cost ratio reflected productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration, and an insurance recovery of $43 million. These items were partially offset by a $22 million charitable contribution to the United Health Foundation and approximately $44 million of additional cash expenses related to the stock option review, exclusive of the FAS 123R compensation expense.

Operating costs in 2006 totaled $10.0 billion, an increase of $2.8 billion, or 40%, over 2005. Excluding the impact of acquisitions, operating costs increased by approximately 13% over 2005. This increase was primarily due to the new Medicare Part D program as well as a 4% increase in the total number of individuals served by Health Care Services and Uniprise during 2006 (excluding the impact of acquisitions), growth in Specialized Care Services and Ingenix, general operating cost inflation, and the specific items discussed above, partially offset by productivity gains from technology deployment, cost savings associated with acquisition integrations and other cost management initiatives.

Cost of Products Sold

Cost of products sold in 2006 totaled $599 million, an increase of $510 million over 2005. This increase was primarily due to pharmacy sales at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare.

Depreciation and Amortization

Depreciation and amortization in 2006 was $670 million, an increase of $217 million, or 48%, over 2005. Approximately $85 million of this increase was related to intangible assets from PacifiCare and other businesses acquired since the beginning of 2005. The remaining increase was primarily due to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2005.

Income Taxes

Our effective income tax rate was 36.3% in 2006 and in 2005.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2006	2005	Percent Change
		(As Restated)	(As Restated)
Health Care Services	$64,180	$40,023	60%
Uniprise	5,451	4,893	11%
Specialized Care Services	3,989	2,806	42%
Ingenix	976	807	21%
Intersegment Eliminations	(3,054)	(2,104)	nm

Consolidated Revenues	$71,542	$46,425	54%

Earnings From Operations	2006	2005	Percent Change
		(As Restated)	(As Restated)
Health Care Services	$5,128	$3,664	40%
Uniprise	897	740	21%
Specialized Care Services	769	541	42%
Ingenix	190	135	41%

Consolidated Earnings From Operations	$6,984	$5,080	37%

nm - not meaningful

Health Care Services

The Health Care Services segment is composed of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, including the administration of supplemental health insurance coverage on behalf of AARP and the delivery of the new Medicare Part D prescription drug benefit to beneficiaries throughout the United States. AmeriChoice provides network-based health and well-being services to state Medicaid, Children’s Health Insurance Programs and other government-sponsored health care programs and the beneficiaries of those programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

Health Care Services had revenues of $64.2 billion in 2006, representing an increase of $24.2 billion, or 60%, over 2005. Excluding the impact of acquisitions, Health Care Services revenues increased by approximately $8.9 billion, or 23%, over 2005. UnitedHealthcare revenues of $35.2 billion in 2006 increased by $8.0 billion, or 29%, over 2005. Excluding the impact of acquisitions, UnitedHealthcare revenues increased by approximately 1% over 2005 due to an increase in the number of individuals served with commercial fee-based products as well as average premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products, offset by lower premium yields from a larger portion of new customer sales generated from high-deductible lower-premium products (with correspondingly lower medical costs) and a 5% decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products. Ovations revenues of $25.3 billion in 2006 increased by approximately $15.9 billion, or 168% over 2005. Excluding the impact of acquisitions, Ovations revenues increased by $8.4 billion, or 91%, over 2005. The increase was driven primarily by the successful launch of the Medicare Part D program, which had premium revenues of $5.7 billion for 2006, and an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, as well as rate increases on these products. The remaining increase in Health Care Services revenues is attributable to an 8% increase in AmeriChoice revenues, excluding the impact of acquisitions, driven primarily by membership growth and premium revenue rate increases on Medicaid products.

Health Care Services earnings from operations in 2006 were $5.1 billion, representing an increase of $1.5 billion, or 40%, over 2005. This increase was principally driven by acquisitions and increases in the number of individuals served by Ovations’ Medicare and Part D products and UnitedHealthcare’s fee-based products. The segment also benefited by productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration. UnitedHealthcare’s commercial medical care ratio increased to 79.8% in 2006 from 78.6% in 2005, mainly due to the impact of the PacifiCare acquisition and changes in product, business and customer mix. Health Care Services’ operating margin for 2006 was 8.0%, a decrease from 9.2% in 2005. This decrease was driven mainly by the acquisition of PacifiCare and the new Medicare Part D program, which have lower operating margins than historic UnitedHealth Group businesses.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 31 (1):

(in thousands)	2006	2005
Commercial
Risk-based	10,040	10,105
Fee-based	4,735	3,990

Total Commercial	14,775	14,095
Medicare Advantage	1,410	1,150
Medicare Part D Stand-alone	4,500	—
Medicaid	1,425	1,250

Total Health Care Services	22,110	16,495

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of December 31, 2006 increased by approximately 680,000, or 5%, over the prior year. Excluding the impact of acquisitions, commercial business individuals served increased by 185,000, or 1%, over the prior year. This included an increase of approximately 660,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 475,000 in the number of individuals served with commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products.

Excluding acquisitions, the number of individuals served by Ovations’ Medicare Advantage products increased by 230,000, or 20%, from 2005 due primarily to new customer relationships. Excluding the impact of acquisitions, AmeriChoice’s Medicaid enrollment increased 65,000, or 5%, primarily due to new customer gains.

Uniprise

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services. Uniprise revenues in 2006 were $5.5 billion, representing an increase of $558 million, or 11%, over 2005. Excluding the impact of acquisitions, Uniprise revenues increased 7% over 2005. This increase was driven primarily by growth of 4% in the number of individuals served by Uniprise, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 10.9 million individuals and 10.5 million individuals as of December 31, 2006 and 2005, respectively.

Uniprise earnings from operations for 2006 were $897 million, representing an increase of $157 million, or 21%, over 2005. Operating margin for 2006 improved to 16.5% for 2006 from 15.1% in 2005. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services offers a comprehensive platform of specialty health, wellness and ancillary benefits, networks, services and resources to specific customer markets nationwide. Specialized Care Services revenues of

$4.0 billion increased by $1.2 billion, or 42%, over 2005. Excluding the impact of acquisitions, revenues increased by 22% over the prior periods. This increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations in 2006 of $769 million increased $228 million, or 42%, over 2005. Specialized Care Services’ operating margin was 19.3% in 2006 and 2005. Realized improvements in operating cost structure and benefits from the integration of PacifiCare specialty operations in 2006 were offset by a business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a national and international basis. Ingenix revenues for 2006 of $976 million increased by $169 million, or 21%, over 2005. This was driven primarily by new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005.

Earnings from operations in 2006 were $190 million, up $55 million, or 41%, from 2005. Operating margin was 19.5% in 2006, up from 16.7% in 2005. These increases in earnings from operations and operating margin were primarily due to growth in the health information and pharmaceutical services businesses, improving gross margins due to effective cost management and businesses acquired since the beginning of 2005.

2005 Results Compared to 2004 Results

Consolidated Financial Results

Revenues

Consolidated revenues in 2005 increased by $8.2 billion, or 21%, to $46.4 billion. Excluding the impact of businesses acquired since the beginning of 2004, consolidated revenues increased by approximately 11% in 2005 primarily as a result of rate increases on premium-based and fee-based services and growth in individuals served across business segments. Following is a discussion of 2005 consolidated revenue trends for each of our revenue components.

Premium Revenues Consolidated premium revenues totaled $42.1 billion in 2005, an increase of $7.7 billion, or 22%, over 2004. Excluding the impact of acquisitions, consolidated premium revenues increased by approximately 11% over 2004. This increase was primarily driven by premium rate increases and a modest increase in the number of individuals served by our risk-based products.

UnitedHealthcare premium revenues in 2005 totaled $25.9 billion, an increase of $5.1 billion, or 24%, over 2004. Excluding premium revenues from businesses acquired since the beginning of 2004, UnitedHealthcare premium revenues increased by approximately 9% over 2004. This increase was primarily due to average net premium rate increases of approximately 8% to 9% on UnitedHealthcare’s renewing commercial risk-based products. In addition, Ovations premium revenues in 2005 totaled $9.2 billion, an increase of $1.8 billion, or 24%, over 2004. Excluding the impact of acquisitions, Ovations premium revenues increased by approximately 20% over 2004, driven primarily by an increase in the number of individuals served by Medicare Advantage products and by Medicare supplement products provided to AARP members, as well as rate increases on these products. Premium revenues from AmeriChoice’s Medicaid programs in 2005 totaled $3.3 billion, an increase of $270 million, or 9%, over 2004 driven primarily by premium rate increases. The remaining premium revenue increase is due mainly to strong growth in the number of individuals served by several Specialized Care Services businesses under premium-based arrangements.

Service Revenues Service revenues in 2005 totaled $3.7 billion, an increase of $423 million, or 13%, over 2004. The increase in service revenues was driven primarily by aggregate growth of 8% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements during 2005, excluding the impact of acquisitions, as well as annual rate increases. In addition, Ingenix service revenues increased by 16% due to growth in the health information and contract research businesses as well as businesses acquired since the beginning of 2004.

Product Revenues Product revenues in 2005 totaled $158 million, an increase of $36 million over 2004. This was primarily due to pharmacy revenues at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare, and increased revenues associated with the interim government-sponsored drug card program.

Investment and Other Income Investment and other income totaled $505 million, representing an increase of $92 million over 2004. Interest income increased by $126 million in 2005, principally due to the impact of increased levels of cash and fixed-income investments during the year due to the acquisitions of Oxford and MAMSI as well as higher yields on fixed-income investments. Net capital gains on sales of investments were $10 million in 2005, a decrease of $34 million from 2004.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio. The consolidated medical care ratio decreased from 80.9% in 2004 to 80.0% in 2005. This medical care ratio decrease resulted primarily from changes in product, business and customer mix and an increase in favorable medical cost development related to prior periods.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years, resulting from more complete claim information, that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2005 include approximately $400 million of favorable medical cost development related to prior fiscal years. Medical costs for 2004 include approximately $210 million of favorable medical cost development related to prior fiscal years. The increase in favorable medical cost development in 2005 was driven primarily by growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2004.

On an absolute dollar basis, 2005 medical costs totaled $33.7 billion, an increase of $5.8 billion, or 21%, over 2004. Excluding the impact of acquisitions, medical costs increased by approximately 9% driven primarily by a medical cost trend of 7% to 8% due to both inflation and an increase in health care consumption as well as organic growth.

Operating Costs

The operating cost ratio for 2005 was 15.4%, down from 15.9% in 2004. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues largely due to recent acquisitions. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. Additionally, the decrease in the operating cost ratio reflects productivity gains from technology deployment and other cost management initiatives.

On an absolute dollar basis, operating costs for 2005 totaled $7.1 billion, an increase of $1.1 billion, or 17%, over 2004. Excluding the impact of acquisitions, operating costs increased by approximately 11%. This increase was driven by an 8% increase in total individuals served by Health Care Services and Uniprise during 2005 (excluding the impact of acquisitions), growth in Specialized Care Services and Ingenix and general operating cost inflation, partially offset by productivity gains from technology deployment and other cost management initiatives.

Cost of Products Sold

Cost of products sold in 2005 totaled $89 million, an increase of $35 million over 2004. This was primarily due to pharmacy sales at our PBM business, which was acquired in December 2005 with the purchase of PacifiCare, and increased costs associated with sales under the interim government-sponsored drug card program.

Depreciation and Amortization

Depreciation and amortization in 2005 was $453 million, an increase of $79 million, or 21%, over 2004. Approximately $32 million of this increase was related to intangible assets from business acquisitions since the beginning of 2004. The remaining increase was primarily due to additional depreciation and amortization from higher levels of computer equipment and capitalized software as a result of technology enhancements and business growth.

Income Taxes

Our effective income tax rate was 36.3% in 2005, compared to 35.4% in 2004. The increase was mainly driven by favorable settlements of prior year tax returns during 2004 and an increase in 2005 state taxes.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31 (in millions):

Revenues	2005	2004	Percent Change
	(As Restated)	(As Restated)	(As Restated)
Health Care Services	$40,023	$32,681	22%
Uniprise	4,893	4,318	13%
Specialized Care Services	2,806	2,296	22%
Ingenix	807	707	14%
Intersegment Eliminations	(2,104)	(1,785)	nm

Consolidated Revenues	$46,425	$38,217	21%

Earnings From Operations	2005	2004	Percent Change
	(As Restated)	(As Restated)	(As Restated)
Health Care Services	$3,664	$2,688	36%
Uniprise	740	624	19%
Specialized Care Services	541	445	22%
Ingenix	135	101	34%

Consolidated Earnings From Operations	$5,080	$3,858	32%

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

Health Care Services earnings from operations in 2005 were $3.7 billion, representing an increase of $976 million, or 36%, over 2004. This increase primarily resulted from revenue growth and improved gross margins on UnitedHealthcare’s risk-based products, increases in the number of individuals served by UnitedHealthcare’s commercial fee-based products, and the acquisitions of Oxford and MAMSI during 2004. UnitedHealthcare’s commercial medical care ratio decreased to 78.6% in 2005 from 79.3% in 2004 mainly due to changes in product, business and customer mix. Health Care Services’ 2005 operating margin was 9.2%, an increase from 8.2% in 2004. This increase was driven mainly by the lower commercial medical care ratio as well as changes in business and customer mix.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 31 (1):

(in thousands)	2005 (2)	2004
Commercial
Risk-based	10,105	7,655
Fee-based	3,990	3,305

Total Commercial	14,095	10,960
Medicare Advantage	1,150	330
Medicaid	1,250	1,260

Total Health Care Services	16,495	12,550

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

(2)	Includes commercial risk-based membership of 2.34 million, commercial fee-based membership of 95,000 and Medicare membership of 755,000 related to the December 2005 acquisition of PacifiCare.

The number of individuals served by UnitedHealthcare’s commercial business as of December 31, 2005, excluding the PacifiCare acquisition, increased by approximately 700,000 over the prior year. This included an increase of 590,000 in the number of individuals served with fee-based products driven by the addition of approximately 335,000 individuals served resulting from new customer relationships and customers converting from risk-based products to fee-based products as well as approximately 255,000 individuals served by a benefits administrative services company acquired in December 2005. In addition, the number of individuals served with commercial risk-based products increased by 110,000 driven primarily by the addition of approximately 130,000 individuals served by Neighborhood Health Partnership, acquired in September 2005, and a slight increase in net new customer relationships more than offset by customers converting from risk-based products to fee-based products.

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

Uniprise

Uniprise revenues in 2005 were $4.9 billion, representing an increase of $575 million, or 13%, over 2004. Excluding the impact of acquisitions, Uniprise revenues increased approximately 11% over 2004. This increase was driven primarily by growth of 7% in the number of individuals served by Uniprise, excluding the impact of acquisitions, and annual service fee rate increases for self-insured customers. Uniprise served 10.5 million individuals and 9.9 million individuals as of December 31, 2005 and 2004, respectively.

Uniprise earnings from operations in 2005 were $740 million, representing an increase of $116 million, or 19%, over 2004. Operating margin for 2005 improved to 15.1% from 14.5% in 2004. Uniprise has expanded its operating margin through operating cost efficiencies derived from process improvements, technology deployment and cost management initiatives that have reduced labor and occupancy costs in its transaction processing and customer service, billing and enrollment functions. Additionally, Uniprise’s infrastructure can be scaled efficiently, allowing its business to grow revenues at a proportionately higher rate than the associated growth in operating expenses.

Specialized Care Services

Specialized Care Services revenues of $2.8 billion increased by $510 million, or 22%, over 2004. This increase was principally driven by an 11% increase in the number of individuals served by its specialty benefit businesses, excluding the impact of acquisitions, and rate increases related to these businesses as well as businesses acquired since the beginning of 2004.

Earnings from operations in 2005 of $541 million increased $96 million, or 22%, over 2004. Specialized Care Services’ operating margin was 19.3% in 2005, down from 19.4% in 2004. This decrease was due to a business mix shift toward higher revenue, lower margin products, partially offset by continued gains in quality initiatives and operating cost efficiencies.

Ingenix

Ingenix 2005 revenues of $807 million increased by $100 million, or 14%, over 2004. This was driven primarily by growth in the health information and contract research businesses as well as businesses acquired since the beginning of 2004.

Earnings from operations in 2005 were $135 million, up $34 million, or 34%, from 2004. Ingenix’s operating margin was 16.7% in 2005, up from 14.3% in 2004. The increase in earnings from operations and operating margin was primarily due to growth in the health information and contract research businesses, improving gross margins due to effective cost management and businesses acquired since the beginning of 2004.

Financial Condition, Liquidity and Capital Resources at December 31, 2006

Liquidity and Capital Resources

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Factors we consider in making these investment decisions include our Board of Directors’ approved investment policy, regulatory limitations, return objectives, tax implications, risk tolerance and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash from operations for general corporate use. Cash flows generated by these entities, combined with the issuance of commercial paper, long-term debt and the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand the depth and breadth of our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions. In August 2006, we announced that we would not purchase shares under our stock repurchase program until we had completed our restatement (which is reflected in this Form 10-K) and become current in our periodic SEC filings. As a result, we did not repurchase any shares through this publicly announced program for the quarter ended December 31, 2006.

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based insured business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with estimated future health care costs. In 2006, a hypothetical unexpected 1% increase in commercial insured medical costs would have reduced net earnings by approximately $170 million.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk. However, a significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital. See “— Cautionary Statements Relating to Our Historic Stock Option Practices — Credit Ratings” for additional information.

Cash and Investments

Cash flows from operating activities were $6.5 billion in 2006, an increase over $4.1 billion in 2005. The increase in operating cash flows resulted primarily from an increase of $1.3 billion in net income prior to depreciation, amortization and other noncash items as well as an increase of approximately $1.1 billion in cash flows generated from working capital changes. We generated operating cash flows from working capital changes of $1.6 billion in 2006 and $412 million in 2005. The year-over-year increase primarily resulted from the Company receiving twelve monthly Medicare premium payments during 2006 from CMS rather than the eleven monthly payments received in 2005, positively impacting the change in reported operating cash flows by $275 million, along with growth in medical payables during 2006 compared to 2005 primarily driven by overall growth of the insured business. Additionally, there was an increase in accrued taxes payable due largely to an increase in pre-tax earnings.

We maintained a strong financial condition and liquidity position, with cash and investments of $20.6 billion at December 31, 2006. Total cash and investments increased by $5.6 billion since December 31, 2005, primarily due to strong operating cash flows, cash received from debt and common stock issuances, and cash and investments acquired through businesses acquired since the beginning of 2006, partially offset by common stock repurchases, cash paid for business acquisitions and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At December 31, 2006, approximately $1.9 billion of our $20.6 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and long-term debt to maintain adequate operating and financial flexibility. As of December 31, 2006 and 2005, we had commercial paper and long-term debt outstanding of approximately $7.5 billion and $7.1 billion, respectively. Our debt-to-total-capital ratio was 26.4% and 28.5% as of December 31, 2006 and December 31, 2005,

respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of December 31, 2006, our outstanding commercial paper had interest rates of approximately 5.3% to 5.5%.

On December 1, 2006, our Health Care Services business segment acquired the Student Insurance Division (Student Resources) of The MEGA Life and Health Insurance Company through an asset purchase agreement. Under the terms of the asset purchase agreement, we issued a 10-year, 5.4% promissory note for approximately $95 million and paid approximately $1 million in cash in exchange for the net assets of Student Resources.

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

On December 20, 2005, the Company acquired PacifiCare. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million in cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options.

On September 19, 2005, our Health Care Services business segment acquired Neighborhood Health Partnership (NHP). Under the terms of the purchase agreement, we paid approximately $185 million in cash in exchange for all of the outstanding equity of NHP. We issued commercial paper to finance the NHP purchase price.

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. We have entered into amendments to this credit facility to provide us with additional time to deliver to the lenders this 10-K and our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006. As of December 31, 2006, we had no amounts outstanding under our $7.5 billion credit facility.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at December 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders’ agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. As of December 31, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt at the closing of the acquisition, as well as to refinance current maturities of long-term debt.

In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program in order to finance the cash portion of the PacifiCare acquisition. We terminated the 364-day revolving credit facility in March 2006.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes, including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align interest costs with the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion as of December 31, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Consolidated Balance Sheets. As of December 31, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $73 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Consolidated Balance Sheets and there have been no net gains or losses recognized in our Consolidated Statements of Operations. At December 31, 2006, the rates used to accrue interest expense on these agreements ranged from 4.9% to 5.7%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and long-term debt divided by the sum of commercial paper, long-term debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we are in compliance with the requirements of our debt covenants. On August 28, 2006 we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Federal Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately prior to the filing of this Form 10-K, we filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Should the Company ultimately be unsuccessful in this matter, the Company may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes), which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately 91% of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million.

Our senior debt is rated “A” with a negative outlook by Standard & Poor’s (S&P), “A” with a negative watch by Fitch, and “A3” with a negative outlook by Moody’s. Our commercial paper is rated “A-1” with a negative outlook by S&P, “F-1” with a negative watch by Fitch, and “P-2” with a negative outlook by Moody’s. Moody’s downgraded our rating in October 2006 citing concerns about corporate governance following the release of the WilmerHale Report (See Note 3 of the Notes to Consolidated Financial Statements). We do not expect this Moody’s downgrade to significantly affect our borrowing capacity or costs. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs. See “ — Cautionary Statements Relating to Our Historic Stock Option Practices — Credit Ratings” for additional information.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. There is no established expiration date for the program. During the year ended December 31, 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of December 31, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of capital. The Company suspended purchases under its stock repurchase program in the third quarter of 2006 pending completion of our restatement (which is reflected in this Form 10-K) and becoming current in our periodic SEC filings. The Company intends to resume its stock repurchase program in 2007.

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

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

The following table summarizes future obligations due by period as of December 31, 2006, under our various contractual obligations, off-balance sheet arrangements and commitments (in millions):

	2007	2008 to 2009	2010 to 2011	Thereafter	Total
Debt and Commercial Paper (1)	$1,483	$1,850	$750	$3,373	$7,456
Interest on Debt and Commercial Paper (2)	366	581	438	1,660	3,045
Operating Leases	156	273	167	370	966
Purchase Obligations (3)	182	144	30	5	361
Future Policy Benefits (4)	121	339	325	1,186	1,971
Other Long-Term Obligations (5)	—	74	12	325	399

Total Contractual Obligations	$2,308	$3,261	$1,722	$6,919	$14,210

(1)	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of acceleration is remote.

(2)	Calculated using stated rates from the debt agreements and related interest rate swap agreements and assuming amounts are outstanding through their contractual term. For variable-rate obligations, we used the rates in place as of December 31, 2006 to estimate all remaining contractual payments.

(3)	Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements which are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and also excludes liabilities to the extent recorded on the Consolidated Balance Sheets at December 31, 2006.

(4)	Estimated payments required under life and annuity contracts held by a divested entity. Under our reinsurance arrangement with OneAmerica Financial Partners, Inc. (OneAmerica) these amounts are payable by OneAmerica, but we remain primarily liable to the policyholders if they are unable to pay (See Note 5 of the Notes to Consolidated Financial Statements). The payable is offset by a corresponding reinsurance receivable from OneAmerica.

(5)	Includes obligations associated with certain employee benefit programs and minority interest purchase commitments.

The table above includes a facility lease agreement that we signed in 2006. Lease payments are expected to commence under this agreement in March 2009, at the time we occupy the facility, and extend over a 20 year period with total estimated lease payments of $229 million.

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

Due to the financial restatements previously discussed, the Company has determined that certain options exercised by nonexecutive officer employees in 2006 were discount options subject to Section 409A of the Internal Revenue Code. The Company notified the Internal Revenue Service (IRS) on February 28, 2007 that it would participate in the IRS’s resolution program which allows the Company to pay its employees’ additional tax costs under Section 409A. As such, the Company will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

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

During 2006, members were permitted to enroll or disenroll in a Medicare Part D plan until May 15, 2006. Once enrolled, most members were allowed to switch plans once before May 15, 2006 (although low-income members eligible for both Medicare and Medicaid are allowed to change plans monthly). Contracts are generally non-cancelable by enrollees after May 15, 2006. After that date, enrollees may change plans once every year between November 15 and December 31 to take effect January 1 of the following year.

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for a majority of a Medicare member’s drug costs up to $2,250, the member is responsible for their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). As such, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,100, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk-share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share payable to be paid to CMS as of December 31, 2006 was approximately $350 million.

AARP

In January 1998, we entered into a ten-year contract with AARP to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products. Under the terms of this Medicare Supplement insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from these AARP Supplemental Health Insurance offerings were approximately $5.0 billion in 2006, $4.9 billion in 2005 and $4.5 billion in 2004.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 13 to the Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Consolidated Balance Sheets. We believe the RSF balance at December 31, 2006 is currently sufficient to cover potential future underwriting and other risks associated with the contract.

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

In 2006, based on 2005 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was approximately $2.2 billion. For the year ended December 31, 2006, the Company’s regulated subsidiaries paid over $2.5 billion in dividends to their parent companies, including approximately $300 million of special dividends approved by state insurance regulators.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of December 31, 2006, approximately $1.9 billion of our $20.6 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2006:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$126
(0.50)%	$84
(0.25)%	$42
0.25%	$(42)
0.50%	$(84)
0.75%	$(126)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2006:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$247
2%	$165
1%	$82
(1)%	$(82)
(2)%	$(165)
(3)%	$(247)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.

(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

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

	Favorable Development	Increase (Decrease) to Medical Costs(a)	Medical Costs			Earnings from Operations
			As Restated (b)	As Adjusted (c)		As Restated (b)	As Adjusted
2002	$70	$(80)	$18,938	$18,858		$1,969	$2,049
2003	$150	$(60)	$21,482	$21,422		$2,671	$2,731
2004	$210	$(190)	$27,858	$27,668		$3,858	$4,048
2005	$400	$(30)	$33,669	$33,639		$5,080	$5,110
2006	$430	(d )	$53,308	(d	)	$6,984	(d	)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Restated to include the impact of FAS 123R, which we adopted effective January 1, 2006, as well as impacts associated with the restatement described in Note 3 “Restatement of Consolidated Financial Statements.”

(c)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(d)	Not yet determinable as the amount of prior period development recorded in 2007 will change as our December 31, 2006 medical costs payable estimate develops throughout 2007.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of December 31, 2006, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2006; however, actual claim payments may differ from established estimates. The increase in favorable medical cost development in 2006 was driven primarily by growth in the size of the medical cost base and related medical payables due to organic growth and businesses acquired since the beginning of 2005. As our medical costs payable estimate increases in amount due to increases in the fully insured consumer base and inflationary increases in medical costs, the absolute dollar amount of subsequent changes to that estimate will increase even if the accuracy of our medical costs payable estimate remains consistent as a percentage of the original estimate. Assuming a hypothetical 1% difference between our December 31, 2006 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, 2006 earnings from operations would increase or decrease by $71 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

Historic Stock Option Measurement Dates

The selection by the Company of the methodologies described in Note 3 of the Notes to Consolidated Financial Statements to determine the measurement dates of historic stock option grants involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant. The Company believes it has used the most appropriate methodologies. However, the Company also conducted a sensitivity analysis to assess how the restatement adjustments would have changed under two alternative methodologies for determining measurement dates. The following table sets forth the incremental effect on earnings before income taxes that would result from using the alternate measurement date determination methodologies described below:

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

	Decrease to Earnings Before Income Taxes
	FAS 123R - Current Accounting Method		APB 25 - Historical Accounting Method
(in millions) Year	Communication Measurement Dates	Legal Execution Measurement Dates	Communication Measurement Dates	Legal Execution Measurement Dates
pre-1994	n/a	n/a	$—	$—
1994	n/a	n/a	—	—
1995	$—	$1	—	1
1996	—	1	—	1
1997	—	—	—	1
1998	—	1	—	1
1999	—	1	—	1
2000	—	41	—	54
2001	3	27	7	36
2002	3	19	4	23
2003	5	21	9	35
2004	8	19	12	25
2005	10	26	21	45
2006	14	31	n/a	n/a

Total Impact	$43	$188	$53	$223

Revenues

Revenues are principally derived from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services, as recorded in our records. Employer groups generally provide us with changes to their eligible population one month in arrears. Each billing includes an adjustment for prior month changes in eligibility status that were not reflected in our previous billing. We estimate and adjust the current period’s revenues and accounts receivable accordingly. Our estimates are based on historical trends, premiums billed, the level of contract renewal activity and other relevant information. We revise estimates of revenue adjustments each period and record changes in the period they become known.

Goodwill, Intangible Assets and Other Long-Lived Assets

As of December 31, 2006, we had long-lived assets, including goodwill, other intangible assets, property, equipment and capitalized software, of $20.6 billion. We review our goodwill for impairment annually at the reporting unit level, and we review our remaining long-lived assets for impairment when events and changes in circumstances indicate we might not recover their carrying value. To determine the fair value of our long-lived assets and assess their recoverability, we must make assumptions about a wide variety of internal and external factors including estimated future utility and estimated future cash flows, which in turn are based on estimates of future revenues, expenses and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Investments

As of December 31, 2006, we had approximately $10.3 billion of investments, primarily held in marketable debt securities. Our investments are principally classified as available for sale and are recorded at fair value. We exclude unrealized gains and losses on investments available for sale from earnings and report them together, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2006, our investments had gross unrealized gains of $79 million and gross unrealized losses of $53 million. If any of our investments experience a decline in fair value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other than temporary. We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery and record any resulting impairment charges at that time. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

Contingent Liabilities

Because of the nature of our businesses, we are routinely involved in various disputes, legal proceedings and governmental audits and investigations. We record liabilities for our estimates of the probable costs resulting from these matters. Our estimates are developed in consultation with outside legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering our insurance coverage, if any, for such matters. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions. See “— Cautionary Statements” for a description of the risks related to our pending regulatory inquiries and litigation.

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

On December 19, 2006, we received from the staff of the SEC Enforcement Division a formal order of investigation into the Company’s historic stock option practices.

We have also received requests for documents from U.S. Congressional committees relating to our historic stock option practices and compensation of executives.

With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities, which could be material.

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

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.80% Senior Unsecured Notes due March 15, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of this Form 10-K, we filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

Approximately $20.3 billion of our cash equivalents and investments at December 31, 2006 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at December 31, 2006, the fair value of our fixed-income investments would decrease or increase by approximately $337 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.1 billion of our commercial paper and debt had variable rates of interest and approximately $1.4 billion had fixed rates as of December 31, 2006. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At December 31, 2006, we had $312 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As discussed more fully in Note 5 of the Notes to our Consolidated Financial Statements, we have an aggregate $2.0 billion reinsurance receivable resulting from the sale of our life and annuity business. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of December 31, 2006, there were no other significant concentrations of credit risk.

Cautionary Statements

The statements, estimates, projections, guidance or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in this Form 10-K, in early 2006, our Board of Directors initiated an independent review of the Company’s stock option practices from 1994 to 2005. The independent review was conducted by the Independent Committee with the assistance of independent counsel, WilmerHale, and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee and WilmerHale had completed their review of the Company’s stock option practices and reported the findings to the non-management directors of the Company. As a result of our historic stock option practices, we restated, in this Form 10-K, our previously filed financial statements, we are subject to various regulatory inquiries, litigation matters and credit rating downgrades, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

The SEC is conducting a formal investigation into the Company’s historic stock option practices. In May 2006, the Company received a request from the Internal Revenue Service seeking documents relating to stock option grants and other compensation for the persons who from 2003 to the present were named executive officers in the Company’s annual proxy statements. We also received a subpoena from the U.S. Attorney for the Southern District of New York in May 2006 requesting documents from 1999 to the present relating to the Company’s historic stock option practices. In June 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning the Company’s executive compensation and historic stock option practices. We have also received document requests from U.S. Congressional committees in connection with these issues. We have not resolved any of these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines or penalties, as well as other sanctions or other contingent liabilities or adverse customer reactions in connection with these matters. See Item 7 — “Legal Matters” for a more detailed description of these inquiries and document requests.

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

These actions are in preliminary stages, and we cannot provide assurance that their ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations. See Item 7 — “Legal Matters” for a more detailed description of these proceedings and shareholder demands.

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

Potential Additional Cash and Noncash Charges

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in this Form 10-K, the Company, after completing its internal review of the accounting treatment of all stock option grants and after consultation with the SEC’s Office of the Chief Accountant on certain interpretive accounting issues, recorded additional cash and noncash stock-based compensation expenses, and related tax effects, with regard to certain past stock option grants, and restated previously filed financial statements included in this Form 10-K. While we believe we have made appropriate judgments in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before the contract commences. We base the premiums we charge on our estimate of future health care costs over the fixed premium period; however, medical cost inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2006 would have been reduced by approximately $170 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results.

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

Under a ten-year contract with AARP, which commenced in 1998, we provide Medicare Supplement insurance, hospital indemnity insurance, health insurance focused on those ages 50 to 64 and other products to AARP members. As of December 31, 2006, this Supplemental Health Insurance program represented approximately $5.0 billion in annual net premium revenue from approximately 3.8 million AARP members. We also have a separate license agreement with AARP to brand certain of our Medicare Part D prescription drug plans. The AARP contracts may be terminated by us or AARP at the end of their respective initial terms and may also be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, and respond effectively to federal and state regulatory changes.

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

We typically are involved in various governmental investigations, audits and reviews. These may include routine, regular and special investigations, examinations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

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

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by provider groups. See “— Legal Matters” for a more detailed description of our pending litigation matters.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.7 billion as of December 31, 2006, representing approximately 40% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UnitedHealth Group

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2006	2005	2004
		(As Restated)	(As Restated)
Revenues
Premiums	$65,666	$42,096	$34,439
Services	4,268	3,666	3,243
Products	737	158	122
Investment and Other Income	871	505	413

Total Revenues	71,542	46,425	38,217

Operating Costs
Medical Costs	53,308	33,669	27,858
Operating Costs	9,981	7,134	6,073
Cost of Products Sold	599	89	54
Depreciation and Amortization	670	453	374

Total Operating Costs	64,558	41,345	34,359

Earnings From Operations	6,984	5,080	3,858
Interest Expense	(456)	(241)	(128)

Earnings Before Income Taxes	6,528	4,839	3,730
Provision for Income Taxes	(2,369)	(1,756)	(1,319)

Net Earnings	$4,159	$3,083	$2,411

Basic Net Earnings per Common Share	$3.09	$2.44	$1.93

Diluted Net Earnings per Common Share	$2.97	$2.31	$1.83

Basic Weighted-Average Number of Common Shares Outstanding	1,344	1,265	1,252
Dilutive Effect of Common Stock Equivalents	58	68	64

Diluted Weighted-Average Number of Common Shares Outstanding	1,402	1,333	1,316

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2006	2005
		(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$10,320	$5,421
Short-Term Investments	620	590
Accounts Receivable, net of allowances of $120 and $108	1,323	1,207
Assets Under Management	1,970	1,825
Deferred Income Taxes	561	650
Other Current Assets	1,250	854

Total Current Assets	16,044	10,547
Long-Term Investments	9,642	8,971
Property, Equipment, and Capitalized Software, net of accumulated depreciation and amortization of $1,215 and $966	1,894	1,647
Goodwill	16,822	16,238
Other Intangible Assets, net of accumulated amortization of $373 and $192	1,904	2,020
Other Assets	2,014	1,865

Total Assets	$48,320	$41,288

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$8,076	$7,262
Accounts Payable and Accrued Liabilities	3,713	3,285
Other Policy Liabilities	3,957	1,845
Commercial Paper and Current Maturities of Long-Term Debt	1,483	3,261
Unearned Premiums	1,268	1,000

Total Current Liabilities	18,497	16,653
Long-Term Debt, less current maturities	5,973	3,834
Future Policy Benefits for Life and Annuity Contracts	1,850	1,761
Deferred Income Taxes and Other Liabilities	1,190	1,225
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,345 and 1,358 shares outstanding	13	14
Additional Paid-In Capital	6,406	7,510
Retained Earnings	14,376	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	15	33

Total Shareholders’ Equity	20,810	17,815

Total Liabilities and Shareholders’ Equity	$48,320	$41,288

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Changes in Shareholders’ Equity (As Restated)

(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Unrealized Gains on Investments	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2003, as previously reported under APB 25	1,166	$12	$52	$4,915	$149	$5,128
APB 25 Cumulative Restatement Adjustments	—	—	784	(738)	—	46
Adjustments to Historical Common Stock Repurchases	—	—	(836)	836	—	—

Balance at December 31, 2003, as restated under APB 25	1,166	12	—	5,013	149	5,174
FAS 123R Adoption	—	—	713	(659)	—	54
FAS 123R Adjustments	—	—	292	(284)	—	8
Adjustments to Historical Common Stock Repurchases	—	—	(731)	731	—	—

Balance at December 31, 2003, as restated under FAS 123R	1,166	12	274	4,801	149	5,236
Issuances of Common Stock, and related tax benefits	223	2	6,206	—	—	6,208
Common Stock Repurchases	(103)	(1)	(3,445)	—	—	(3,446)
Stock-Based Compensation, and related tax benefits	—	—	398	—	—	398
Comprehensive Income Net Earnings	—	—	—	2,411	—	2,411	$2,411
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(17)	(17)	(17)

Comprehensive Income							$2,394

Common Stock Dividend	—	—	—	(18)	—	(18)

Balance at December 31, 2004, as restated	1,286	13	3,433	7,194	132	10,772
Issuances of Common Stock, and related tax benefits	126	1	6,145	—	—	6,146
Common Stock Repurchases	(54)	—	(2,557)	—	—	(2,557)
Stock-Based Compensation, and related tax benefits	—	—	489	—	—	489
Comprehensive Income Net Earnings	—	—	—	3,083	—	3,083	$3,083
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(99)	(99)	(99)

Comprehensive Income							$2,984

Common Stock Dividend	—	—	—	(19)	—	(19)

Balance at December 31, 2005, as restated	1,358	14	7,510	10,258	33	17,815
Issuances of Common Stock, and related tax benefits	22	—	342	—	—	342
Common Stock Repurchases	(40)	(1)	(2,344)	—	—	(2,345)
Conversion of Convertible Debt	5	—	282	—	—	282
Stock-Based Compensation, and related tax benefits	—	—	616	—	—	616
Comprehensive Income Net Earnings	—	—	—	4,159	—	4,159	$4,159
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(18)	(18)	(18)

Comprehensive Income							$4,141

Common Stock Dividend	—	—	—	(41)	—	(41)

Balance at December 31, 2006	1,345	$13	$6,406	$14,376	$15	$20,810

See Notes to Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2006	2005	2004
		(As Restated)	(As Restated)
Operating Activities
Net Earnings	$4,159	$3,083	$2,411
Noncash Items
Depreciation and Amortization	670	453	374
Deferred Income Taxes and Other	(267)	(171)	(232)
Stock-Based Compensation	404	306	244
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances:
Accounts Receivable and Other Current Assets	(411)	(86)	30
Medical Costs Payable	597	196	282
Accounts Payable and Other Accrued Liabilities	1,284	602	692
Unearned Premiums	90	(300)	122

Cash Flows From Operating Activities	6,526	4,083	3,923

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(670)	(2,562)	(2,225)
Cash Transferred on Sale of Business	—	(363)	—
Purchases of Property, Equipment and Capitalized Software	(728)	(509)	(356)
Proceeds from Disposal of Property, Equipment and Capitalized Software	52	—	6
Purchases of Investments	(4,851)	(5,876)	(3,190)
Maturities and Sales of Investments	4,096	5,821	4,121

Cash Flows Used For Investing Activities	(2,101)	(3,489)	(1,644)

Financing Activities
(Payments of) Proceeds from Commercial Paper, net	(2,332)	2,556	194
Proceeds from Issuance of Long-Term Debt	3,000	500	2,000
Payments for Retirement of Long-Term Debt	—	(400)	(150)
Repayments of Convertible Subordinated Debentures	(91)	—	—
Common Stock Repurchases	(2,345)	(2,557)	(3,446)
Proceeds from Common Stock Issuances	397	423	583
Stock-Based Compensation Excess Tax Benefits	241	243	224
Customer Funds Administered	1,705	102	71
Dividends Paid	(41)	(19)	(18)
Other	(60)	(12)	(8)

Cash Flows From (Used For) Financing Activities	474	836	(550)

Increase in Cash and Cash Equivalents	4,899	1,430	1,729
Cash and Cash Equivalents, Beginning of Period	5,421	3,991	2,262

Cash and Cash Equivalents, End of Period	$10,320	$5,421	$3,991

Supplemental Schedule of Noncash Investing and Financing Activities
Common Stock Issued for Acquisitions	$—	$5,696	$5,557
Common Stock Issued for Convertible Subordinated Debentures Redemption	$282	$—	$—
Promissory Note Issued for Acquisition	$95	$—	$—
Supplemental Cash Flow Disclosures
Cash paid for interest	$409	$219	$100
Cash paid for income taxes	$1,729	$1,377	$898

See Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements (As Restated)

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the consolidated financial statements according to accounting principles generally accepted in the United States of America and have included the accounts of UnitedHealth Group and its subsidiaries. We have eliminated all intercompany balances and transactions.

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

Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. Under service fee contracts, we recognize revenue in the period the related services are performed based upon the fee charged to the customer. The customers retain the risk of financing medical benefits for their employees and their employees’ dependents, and we administer the payment of customer funds to physicians and other health care providers from customer-funded bank accounts. Because we neither have the obligation for funding the medical expenses, nor do we have responsibility for delivering the medical care, we do not recognize premium revenue and medical costs for these contracts in our consolidated financial statements.

For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals.

Through our Prescription Solutions pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs net of rebates, a negotiated dispensing fee and customer co-payments for drugs dispensed through our mail-service pharmacy. In all retail pharmacy transactions, revenues recognized always exclude the member’s applicable co-payment. Product revenues are recognized upon sale or shipment. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts that separately obligate us to pay our network pharmacy providers for benefits provided to its customers, whether or not we are paid. We are also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Gross Revenue as a Principal versus Net as an Agent.” Product revenues also include sales of Ingenix syndicated content products which are recognized as revenue upon shipment.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents are highly liquid investments that generally have an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments. Investments with maturities of less than one year are classified as short-term. We may sell investments classified as long-term before their maturities to fund working capital or for other purposes. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. We classify these investments as held-to-maturity and report them at amortized cost. All other investments are classified as available for sale and reported at fair value based on quoted market prices.

We exclude unrealized gains and losses on investments available for sale from earnings and report them, net of income tax effects, as a separate component of shareholders’ equity. We continually monitor the difference between the cost and estimated fair value of our investments. For those investments in an unrealized loss position, we analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until the forecasted recovery. If any of our investments experience a decline in value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in Investment and Other Income in our Consolidated Statements of Operations. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade. To calculate realized gains and losses on the sale of investments, we use the specific cost or amortized cost of each investment sold.

Assets Under Management

We administer certain aspects of AARP’s insurance program (See Note 13). Pursuant to our agreement, AARP assets are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with the AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in our earnings.

Property, Equipment and Capitalized Software

Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.

We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are: from three to seven years for furniture, fixtures and equipment; from 35 to 40 years for buildings; the shorter of the useful life or remaining lease term for leasehold improvements; and from three to nine years for capitalized software. The weighted-average useful life of property, equipment and capitalized software at December 31, 2006 was approximately five years. The net book value of property and equipment was $966 million and $932 million as of December 31, 2006 and 2005, respectively. The net book value of capitalized software was $928 million and $715 million as of December 31, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase price of businesses we have acquired exceeds the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives.

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

Other Policy Liabilities

Other policy liabilities include the RSF associated with the AARP program (See Note 13), deposits under the Medicare Part D program (See Note 4), customer balances related to experience-rated insurance products and the current portion of future policy benefits for life insurance and annuity contracts. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.

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

Future Policy Benefits for Life and Annuity Contracts and Reinsurance Receivables

Future policy benefits for life insurance and annuity contracts represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products. As a result of the October 2005 sale of the life and annuity business within our subsidiary Golden Rule Financial Corporation (Golden Rule) under an indemnity reinsurance arrangement described in Note 5, we have maintained a liability associated with the reinsured contracts, as we remain primarily liable to the policyholders, and have recorded a corresponding reinsurance receivable due from the purchaser on the Consolidated Balance Sheets. We evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent of probable recovery.

Policy Acquisition Costs

Our commercial health insurance contracts typically have a one-year term and may be cancelled upon 30 days notice by either the Company or the customer. Costs related to the acquisition and renewal of customer contracts are charged to expense as incurred.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized for employee stock option grants if the exercise price of the Company’s stock option was at least equal to the quoted market price of the underlying stock on the measurement date. FAS 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted FAS 123R effective January 1, 2006, using the modified retrospective method. All prior periods have been restated to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after January 1, 1995. See Note 3 for the impact of adoption of this accounting principle on our prior years.

Net Earnings Per Common Share

We compute basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. We determine diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with the exercise of common stock options, stock-settled SARs and the conversion of convertible subordinated debentures.

Derivative Financial Instruments

As part of our risk management strategy, we enter into interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations. Our existing interest rate swap agreements convert a majority of our interest from a fixed to a variable rate and are accounted for under the short cut method as fair value hedges. Additional information on our existing interest rate swap agreements is included in Note 9.

Fair Value of Financial Instruments

In the normal course of business, we invest in various financial assets, incur various financial liabilities and enter into agreements involving derivative securities.

Fair values are disclosed for all financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the Consolidated Balance Sheets. Where available, management obtains quoted market prices for these disclosures; otherwise, fair values are estimated using valuation techniques.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and other receivables, unearned premiums, accounts payable and accrued expenses, income taxes payable, and certain other current liabilities approximate fair value because of their short-term nature.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•

Current and long-term investments, available-for-sale, at fair value: The carrying amount is stated at fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

•	Senior Unsecured Notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

•	Interest rate swaps: The fair value of the interest rate swaps are based on the quoted market prices by the financial institution that is the counterparty to the swap.

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted FAS 123R, which revises FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). See Note 3 for details on its impact to our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. We adopted SAB 108 on December 31, 2006.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans and recognition, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. FAS 158 also requires additional disclosures in the notes to the consolidated financial statements. We adopted FAS 158 on December 31, 2006. The adoption of this standard did not have a material impact on our Consolidated Financial Statements or results of operations.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

3.	Restatement of Consolidated Financial Statements

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

The restatement principally reflects additional stock-based compensation expense and related tax effects under both FAS 123R, the Company’s current accounting method, and APB 25, the Company’s historical accounting method, relating to the Company’s historic stock option practices. The restatement also reflects certain other accounting adjustments, including adjustments unrelated to historic stock option practices, which are not material either individually or in the aggregate to the current or prior periods.

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

The Company has concluded that the measurement dates used with respect to nearly all of the New Hire and Promotion Grants during the Independent Review Period were not correct because the Company’s practice was to determine grant dates with the benefit of hindsight. The Company has determined that the appropriate measurement date for each New Hire and Promotion Grant was the date on which the Company set the terms of the award, or where the Company could not identify such date based on all available evidence, the last date of the fiscal quarter in which a particular New Hire or Promotion Grant was made.

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

Cliff Vesting Options.    Prior to April 2000, the Company granted to employees certain stock options that vested 100% on the sixth or ninth anniversary of the date of grant (the “Cliff Vesting Options”). Under the terms of the options, the Company could elect to accelerate the vesting of all or a portion of the Cliff Vesting Options at its discretion. The Company followed a policy of accelerating the vesting of a consistent percentage of the Cliff Vesting Options, unless the option holder was subject to disciplinary action or performing at a less than satisfactory level. This resulted in nearly all option holders having their Cliff Vesting Options accelerated so that they actually vested as if they had a 20% or 25% per year time-based vesting schedule (i.e., a four-year or five-year vesting period).

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

Related Tax Adjustments.    The restatement in this Form 10-K also reflects the estimated loss of certain tax deductions and additional interest expense related to the exercise of stock options granted to certain of the Company’s executive officers that — as a result of the revision of measurement dates — no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m).

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

	FAS 123R - Current Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad-Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options	Option Modifications	Other Stock- Based Compensation (1)	Total Stock- Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
1995	$4	$—	$—	$—	$—	$—	$2	$6	$4	$10	$4	$3	$7
1996	5	—	—	—	—	—	1	6	3	9	4	2	6
1997	10	—	—	—	—	—	3	13	4	17	8	3	11
1998	14	1	—	—	—	11	6	32	3	35	22	2	24
1999	18	1	—	—	—	2	1	22	4	26	14	3	17
2000	9	6	25	83	—	3	3	129	5	134	94	3	97
2001	22	10	22	25	—	1	1	81	6	87	53	5	58
2002	35	9	—	16	—	1	1	62	(1)	61	44	1	45
2003	30	10	—	13	—	—	1	54	20	74	41	7	48

Total Impact through 2003	147	37	47	137	—	18	19	405	48	453	284	29	313
2004	27	8	—	4	—	2	—	41	(1)	40	31	13	44
First Quarter 2005	10	2	—	—	—	1	—	13	(11)	2	10	(3)	7
Second Quarter 2005	10	2	—	—	—	1	1	14	(27)	(13)	12	(11)	1
Third Quarter 2005	11	2	—	—	—	2	—	15	(26)	(11)	13	(13)	—
Fourth Quarter 2005	11	3	—	—	—	—	—	14	51	65	12	37	49

2005 Full Year	42	9	—	—	—	4	1	56	(13)	43	47	10	57
Total Impact through 2005	$216	$54	$47	$141	$—	$24	$20	$502	$34	$536	$362	$52	$414

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

	APB 25 - Historical Accounting Method
	Decrease (Increase) to Earnings Before Income Taxes										Decrease (Increase) to Net Earnings
Year	Section 16 and Broad- Based Grants	New Hire and Promotion Grants	1999 Grant of Supplemental Options	Reactivation of Suspended Options	Cliff Vesting Options (3)	Option Modifications	Other Stock- Based Compensation (1)	Total Stock Based Compensation Errors	Other Errors (2)	Total	Total Stock- Based Compensation Errors	Other Errors (2)	Total
(in millions)
pre-1994	$19	$4	$—	$—	$—	$—	$—	$23	$—	$23	$16	$—	$16
1994	2	—	—	—	—	—	—	2	—	2	1	—	1
1995	5	—	—	—	2	—	19	26	4	30	17	3	20
1996	8	1	—	—	1	—	18	28	3	31	20	2	22
1997	15	1	—	—	2	—	5	23	4	27	16	3	19
1998	20	2	—	—	2	23	10	57	3	60	40	2	42
1999	26	1	—	—	9	2	1	39	4	43	27	3	30
2000	63	10	81	40	35	14	6	249	5	254	177	3	180
2001	73	17	92	32	21	11	(1)	245	6	251	172	5	177
2002	52	12	43	13	17	6	1	144	(1)	143	100	1	101
2003	34	11	90	7	25	4	1	172	20	192	123	7	130

Total Impact through 2003	317	59	306	92	114	60	60	1,008	48	1,056	709	29	738
2004	22	10	151	1	—	16	1	201	(1)	200	145	13	158
First Quarter 2005	16	3	37	—	1	8	(1)	64	(11)	53	45	(3)	42
Second Quarter 2005	17	3	44	—	3	5	—	72	(27)	45	52	(11)	41
Third Quarter 2005	18	3	40	—	—	41	1	103	(26)	77	74	(13)	61
Fourth Quarter 2005	14	4	59	—	1	1	(1)	78	51	129	57	37	94

2005 Full Year	65	13	180	—	5	55	(1)	317	(13)	304	228	10	238
Total Impact through 2005	$404	$82	$637	$93	$119	$131	$60	$1,526	$34	$1,560	$1,082	$52	$1,134

(1)	Includes options converted to UnitedHealth Group options in conjunction with acquisitions that were not fully vested at the acquisition date, options granted to contractors and restricted stock grants for which expense was not recorded at the time of the initial grant.

(2)	Includes immaterial adjustments unrelated to historic stock option practices that were identified through a review of Company accounting practices.

(3)	Includes $50 million of stock-based compensation expense associated with performance-based awards granted on certain dates in 1996, 1997 and 1998 which have been accounted for as variable awards.

The following table illustrates the effect of the restatement adjustments on our pro forma net earnings and pro forma net earnings per share if we had recorded compensation costs based on the estimated grant date fair value accounting method as defined by FAS 123 for 2005 and 2004.

(in millions, except per share data)	2005	2004
Net Earnings
APB 25
As Reported-APB 25	$3,300	$2,587
Restatement Adjustments-APB 25:
Compensation Expense, net of tax effects	(228)	(145)
Other Adjustments, net of tax effects	(10)	(13)

As Restated-APB 25	$3,062	$2,429

FAS 123 Pro Forma
As Restated-APB 25	$3,062	$2,429
Less: APB 25 Compensation Expense, net of tax effects	228	145
FAS 123 Historical Compensation Expense, net of tax effects	(160)	(132)
Restatement Adjustment
FAS 123 Compensation Expense, net of tax effects	(47)	(31)

As Restated-FAS 123 Pro Forma	$3,083	$2,411

Basic Net Earnings Per Common Share
As Reported-APB 25	$2.61	$2.07
As Restated-APB 25	$2.42	$1.94
As Restated-FAS 123 Pro Forma	$2.44	$1.93
Diluted Net Earnings Per Common Share
As Reported-APB 25	$2.48	$1.97
As Restated-APB 25	$2.31	$1.86
As Restated-FAS 123 Pro Forma	$2.31	$1.83

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Operations, Balance Sheet, Statement of Changes in Shareholders’ Equity and Statements of Cash Flows. The tables have been presented on both a FAS 123R basis, which the Company adopted on January 1, 2006, and on an APB 25 basis, which was used for all periods prior to January 1, 2006.

Consolidated Statements of Operations

	For the Year Ended December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$41,058	$1,038	$42,096	$—	$—	$42,096
Services	3,808	(142)	3,666	—	—	3,666
Products	—	158	158	—	—	158
Investment and Other Income	499	6	505	—	—	505

Total Revenues	45,365	1,060	46,425	—	—	46,425

Operating Costs
Medical Costs	32,725	944	33,669	—	—	33,669
Operating Costs	6,814	331	7,145	(67)	56	7,134
Cost of Products Sold	—	89	89	—	—	89
Depreciation and Amortization	453	—	453	—	—	453

Total Operating Costs	39,992	1,364	41,356	(67)	56	41,345

Earnings From Operations	5,373	(304)	5,069	67	(56)	5,080
Interest Expense	(241)	—	(241)	—	—	(241)

Earnings Before Income Taxes	5,132	(304)	4,828	67	(56)	4,839
Provision for Income Taxes	(1,832)	66	(1,766)	1	9	(1,756)

Net Earnings	$3,300	$(238)	$3,062	$68	$(47)	$3,083

Basic Net Earnings per Common Share	$2.61	$(0.19)	$2.42	$0.05	$(0.03)	$2.44

Diluted Net Earnings per Common Share	$2.48	$(0.17)	$2.31	$0.05	$(0.05)	$2.31

Basic Weighted-Average Number of Common Shares Outstanding	1,265	—	1,265	—	—	1,265
Dilutive Effect of Common Stock Equivalents	65	(2)	63	2	3	68

Diluted Weighted-Average Number of Common Shares Outstanding	1,330	(2)	1,328	2	3	1,333

(1)	Includes $317 million of stock-based compensation and $89 million of deferred tax benefit associated with the restatement of our historical APB 25 Consolidated Statement of Operations as well as an adjustment to premium revenue of $1,113 million, medical costs of $1,016 million and operating costs of $97 million to reflect a reinsurance contract on a gross basis to conform to our current presentation. We have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December in 2005.

(2)	Reflects $250 million of stock-based compensation and $90 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes $56 million of additional stock-based compensation and $9 million of related deferred tax benefit.

Consolidated Statements of Operations

	For the Year Ended December 31, 2004
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$33,495	$944	$34,439	$—	$—	$34,439
Services	3,335	(92)	3,243	—	—	3,243
Products	—	122	122	—	—	122
Investment and Other Income	388	25	413	—	—	413

Total Revenues	37,218	999	38,217	—	—	38,217

Operating Costs
Medical Costs	27,000	858	27,858	—	—	27,858
Operating Costs	5,743	287	6,030	2	41	6,073
Cost of Products Sold	—	54	54	—	—	54
Depreciation and Amortization	374	—	374	—	—	374

Total Operating Costs	33,117	1,199	34,316	2	41	34,359

Earnings From Operations	4,101	(200)	3,901	(2)	(41)	3,858
Interest Expense	(128)	—	(128)	—	—	(128)

Earnings Before Income Taxes	3,973	(200)	3,773	(2)	(41)	3,730
Provision for Income Taxes	(1,386)	42	(1,344)	15	10	(1,319)

Net Earnings	$2,587	$(158)	$2,429	$13	$(31)	$2,411

Basic Net Earnings per Common Share	$2.07	$(0.13)	$1.94	$0.01	$(0.02)	$1.93

Diluted Net Earnings per Common Share	$1.97	$(0.11)	$1.86	$0.01	$(0.04)	$1.83

Basic Weighted-Average Number of Common Shares Outstanding	1,252	—	1,252	—	—	1,252
Dilutive Effect of Common Stock Equivalents	58	(2)	56	2	6	64

Diluted Weighted-Average Number of Common Shares Outstanding	1,310	(2)	1,308	2	6	1,316

(1)	Includes $201 million of stock-based compensation and $56 million of deferred tax benefit associated with the restatement of our historical APB 25 Consolidated Statement of Operations as well as an adjustment to premium revenue of $1,016 million, medical costs of $926 million and operating costs of $90 million to reflect a reinsurance contract on a gross basis to conform to our current presentation. We have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005.

(2)	Reflects $203 million of stock-based compensation and $71 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.

(3)	Represents adjustments made to restate our Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes $41 million of additional stock-based compensation and $10 million of related deferred tax benefit.

Consolidated Balance Sheets

	As of December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Assets
Current Assets
Cash and Cash Equivalents	$5,421	$—	$5,421	$—	$—	$5,421
Short-Term Investments	590	—	590	—	—	590
Accounts Receivable, net	1,290	(83)	1,207	—	—	1,207
Assets Under Management	1,825	—	1,825	—	—	1,825
Deferred Income Taxes	645	5	650	—	—	650
Other Current Assets	869	(15)	854	—	—	854

Total Current Assets	10,640	(93)	10,547	—	—	10,547
Long-Term Investments	8,971	—	8,971	—	—	8,971
Property, Equipment, and Capitalized Software, net	1,647	—	1,647	—	—	1,647
Goodwill	16,206	32	16,238	—	—	16,238
Other Intangible Assets, net	2,020	—	2,020	—	—	2,020
Other Assets	1,890	(25)	1,865	—	—	1,865

Total Assets	$41,374	$(86)	$41,288	$—	$—	$41,288

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$7,301	$(39)	$7,262	$—	$—	$7,262
Accounts Payable and Accrued Liabilities	3,301	(16)	3,285	(95)	95	3,285
Other Policy Liabilities	1,824	21	1,845	—	—	1,845
Commercial Paper and Current Maturities of Long-Term Debt	3,261	—	3,261	—	—	3,261
Unearned Premiums	957	43	1,000	—	—	1,000

Total Current Liabilities	16,644	9	16,653	(95)	95	16,653
Long-Term Debt, less current maturities	3,850	(16)	3,834	—	—	3,834
Future Policy Benefits for Life and Annuity Contracts	1,761	—	1,761	—	—	1,761
Deferred Income Taxes and Other Liabilities	1,386	(134)	1,252	24	(51)	1,225
Commitments and Contingencies

Shareholders’ Equity
Common Stock	14	—	14	—	—	14
Additional Paid-In Capital	6,921	338	7,259	664	(413)	7,510
Retained Earnings	10,765	(283)	10,482	(593)	369	10,258
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	33	—	33	—	—	33

Total Shareholders’ Equity	17,733	55	17,788	71	(44)	17,815

Total Liabilities and Shareholders’ Equity	$41,374	$(86)	$41,288	$—	$—	$41,288

(1)	Includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $236 million, increase additional paid-in capital by $372 million and to decrease retained earnings by $231 million associated with the restatement of our historical APB 25 Consolidated Balance Sheets.
(2)	Reflects adjustments to decrease non-current deferred tax liabilities by $212 million, increase additional paid-in capital by $1,036 million and decrease retained earnings by $824 million associated with the adoption of FAS 123R under the modified retrospective method as of December 31, 2005 that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Consolidated Balance Sheets subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes adjustments to increase current income taxes payable by $95 million, decrease non-current deferred tax liabilities by $51 million, decrease additional paid-in capital by $413 million and increase retained earnings by $369 million. Includes adjustments to our historical common stock repurchase accounting considering the increase in compensation recognized in relation to the timing of stock repurchase activity and the related impact to period end reclassifications within shareholders’ equity to restore additional paid-in capital.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Operating Activities
Net Earnings	$3,300	$(238)	$3,062	$68	$(47)	$3,083
Noncash Items:
Depreciation and Amortization	453	—	453	—	—	453
Deferred Income Taxes and Other	167	(85)	82	(251)	(2)	(171)
Stock-Based Compensation	—	317	317	(67)	56	306
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances
Accounts Receivable and Other Assets	(83)	(3)	(86)	—	—	(86)
Medical Costs Payable	193	3	196	—	—	196
Accounts Payable and Other Accrued Liabilities	580	22	602	(3)	3	602
Unearned Premiums	(284)	(16)	(300)	—	—	(300)

Cash Flows From Operating Activities	4,326	—	4,326	(253)	10	4,083

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(2,562)	—	(2,562)	—	—	(2,562)
Cash Transferred on Sale of Business	(363)	—	(363)	—	—	(363)
Purchases of Property, Equipment and Capitalized Software	(509)	—	(509)	—	—	(509)
Purchases of Investments	(5,876)	—	(5,876)	—	—	(5,876)
Maturities and Sales of Investments	5,821	—	5,821	—	—	5,821

Cash Flows Used for Investing Activities	(3,489)	—	(3,489)	—	—	(3,489)

Financing Activities
Repayment of Commercial Paper, net	2,556	—	2,556	—	—	2,556
Proceeds from Issuance of Long-Term Debt	500	—	500	—	—	500
Payments for Retirement of Long-Term Debt	(400)	—	(400)	—	—	(400)
Common Stock Repurchases	(2,557)	—	(2,557)	—	—	(2,557)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	423	—	423	—	—	423
Stock-Based Compensation Excess Tax Benefit	—	—	—	253	(10)	243
Customer Funds Administered	102	—	102	—	—	102
Dividends Paid	(19)	—	(19)	—	—	(19)
Other	(12)	—	(12)	—	—	(12)

Cash Flows From (Used For) Financing Activities	593	—	593	253	(10)	836

Increase in Cash and Cash Equivalents	1,430	—	1,430	—	—	1,430
Cash and Cash Equivalents, Beginning of Period	3,991	—	3,991	—	—	3,991

Cash and Cash Equivalents, End of Period	$5,421	$—	$5,421	$—	$—	$5,421

(1)	Includes adjustments to operating cash flows for stock-based compensation and related tax effects associated with the restatement of our historical APB 25 Consolidated Statement of Cash Flows, as well as operating cash flow adjustments due to immaterial adjustments, individually and in the aggregate, unrelated to historical stock option practices.
(2)	Reflects adjustments to operating cash flows for stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes adjustments to operating cash flows for additional stock-based compensation expense and deferred tax assets and to financing cash flows for excess tax benefits.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2004
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Operating Activities
Net Earnings	$2,587	$(158)	$2,429	$13	$(31)	$2,411
Noncash Items:
Depreciation and Amortization	374	—	374	—	—	374
Deferred Income Taxes and Other	125	(108)	17	(255)	6	(232)
Stock-Based Compensation	—	201	201	2	41	244
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances
Accounts Receivable and Other Assets	(30)	60	30	—	—	30
Medical Costs Payable	322	(40)	282	—	—	282
Accounts Payable and Other Accrued Liabilities	623	69	692	(45)	45	692
Unearned Premiums	134	(12)	122	—	—	122

Cash Flows From Operating Activities	4,135	12	4,147	(285)	61	3,923

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(2,225)	—	(2,225)	—	—	(2,225)
Purchases of Property, Equipment and Capitalized Software	(356)	—	(356)	—	—	(356)
Proceeds from Disposal of Property, Equipment and Capitalized Software	6	—	6	—	—	6
Purchases of Investments	(3,190)	—	(3,190)	—	—	(3,190)
Maturities and Sales of Investments	4,121	—	4,121	—	—	4,121

Cash Flows Used for Investing Activities	(1,644)	—	(1,644)	—	—	(1,644)

Financing Activities
Repayment of Commercial Paper, net	194	—	194	—	—	194
Proceeds from Issuance of Long-Term Debt	2,000	—	2,000	—	—	2,000
Payments for Retirement of Long-Term Debt	(150)	—	(150)	—	—	(150)
Common Stock Repurchases	(3,446)	—	(3,446)	—	—	(3,446)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	583	—	583	—	—	583
Stock-Based Compensation Excess Tax Benefit	—	—	—	285	(61)	224
Customer Funds Administered	71	—	71	—	—	71
Dividends Paid	(18)	—	(18)	—	—	(18)
Other	4	(12)	(8)	—	—	(8)

Cash Flows From (Used For) Financing Activities	(762)	(12)	(774)	285	(61)	(550)

Increase in Cash and Cash Equivalents	1,729	—	1,729	—	—	1,729
Cash and Cash Equivalents, Beginning of Period	2,262	—	2,262	—	—	2,262

Cash and Cash Equivalents, End of Period	$3,991	$—	$3,991	$—	$—	$3,991

(1)	Includes adjustments to operating cash flows for stock-based compensation and related tax effects associated with the restatement of our historical APB 25 Consolidated Statement of Cash Flows, as well as operating cash flow adjustments due to immaterial adjustments, individually and in the aggregate, unrelated to historical stock option practices.
(2)	Reflects adjustments to operating cash flows for stock-based compensation and deferred tax assets and to financing cash flows for excess tax benefits as recorded under the modified retrospective method of adoption of FAS 123R that would have been recognized based on our original pro forma disclosure under FAS 123 prior to the restatement, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Consolidated Statement of Cash Flows subsequent to the adoption of FAS 123R under the modified retrospective method to correct the previously presented pro forma disclosures for the effects of the historical stock option practices and includes adjustments to operating cash flows for additional stock-based compensation expense and deferred tax assets and to financing cash flows for excess tax benefits.

4.	Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (CMS). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

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

•

CMS Risk-Share — If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5% above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk-share settlement with CMS that is settled subsequent to the end of the plan year. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and other receivables or liabilities.

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and therefore are recorded as premium revenues in the Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period as unearned premiums.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Consolidated Statements of Cash Flows.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in medical costs and operating costs, respectively, in the Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. For example, the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk-share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share payable to be paid to CMS as of December 31, 2006 was $350 million.

5.	Acquisitions and Divestitures

On December 1, 2006, our Health Care Services business segment acquired the Student Insurance Division (Student Resources) of The MEGA Life and Health Insurance Company through an asset purchase agreement. Student Resources primarily serves college and university students. This acquisition strengthened our position in this market and provided expanded distribution opportunities for our other UnitedHealth Group businesses. In exchange and under the terms of the asset purchase agreement, we issued a 10-year, $95 million promissory note bearing a 5.4% fixed interest rate and paid approximately $1 million in cash. The results of operations and financial condition of Student Resources have been included in our Consolidated Financial Statements since the acquisition date. The pro forma effects of the Student Resources acquisition on our Consolidated Financial Statements were not material.

On February 24, 2006, the Company acquired John Deere Health Care, Inc. (JDHC). JDHC serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition strengthened our resources and capabilities in these areas. The operations of JDHC reside primarily within our Health Care Services and Uniprise segments. We paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of JDHC. The purchase price and costs associated with the acquisition exceeded the estimated preliminary fair value of the net tangible assets acquired by approximately $376 million. Based on management’s consideration of fair value, which included completion of a valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and goodwill of $316 million. The finite-lived intangible assets consist primarily of member lists and physician and hospital networks, with an estimated weighted-average useful life of approximately 15 years. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of JDHC have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the JDHC acquisition on our consolidated financial statements were not material. Acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $46 million; investments of $197 million; accounts receivable and other current assets of $60 million; property, equipment and capitalized software and other assets of $29 million; medical costs payable of $131 million and other liabilities of $62 million. JDHC has been renamed UnitedHealthcare Services Company of the River Valley, Inc.

On December 20, 2005, the Company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services and Specialized Care Services segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire

PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $7.0 billion. Based on management’s consideration of fair value, which included completion of a valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $954 million and associated deferred tax liabilities of $377 million, and goodwill of approximately $6.4 billion. The finite-lived intangible assets and related weighted-average useful lives consist of the following ($ in millions):

	Fair Value	Weighted-Average Useful Life
Customer Contracts and Membership Lists	$744	12 years
Trademarks	157	17 years
Physician and Hospital Networks	53	15 years

Total Acquired Finite-Lived Intangible Assets	$954	13 years

The acquired goodwill is not deductible for income tax purposes. Acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $808 million; investments of $2.4 billion; accounts receivable and other current assets of $832 million; property, equipment and capitalized software and other assets of $454 million; medical costs payable of $1.4 billion and other liabilities of $1.1 billion.

The results of operations and financial condition of PacifiCare have been included in our Consolidated Financial Statements since its acquisition date. The unaudited pro forma financial information presented below assumes that the acquisition occurred as of the beginning of the period. The pro forma adjustments include the pro forma effect of UnitedHealth Group shares issued in the acquisition, the amortization of finite-lived intangible assets arising from the purchase price allocations, interest expense related to financing the cash portion of the purchase price and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of the period.

For the Year Ended December 31, 2005
(in millions, except per share data)	Pro forma - unaudited
Revenues	$60,486
Net Earnings	$3,351
Earnings Per Share:
Basic	$2.46
Diluted	$2.33

We record liabilities related to integration activities in connection with business combinations when integration plans are finalized and approved by management within one year of the acquisition date in accordance with the requirements of the Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Liabilities recorded relate to activities that have no future economic benefit to the Company and represent contractual obligations. These liabilities result in an increase to goodwill acquired. At each reporting date, we evaluate our liabilities associated with integration activities and make adjustments as appropriate. Integration activities relate primarily to severance costs for certain workforce reductions largely in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs. The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition as of December 31, 2006 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2005	$15	$30	$45
Additional integration costs accrued and estimate adjustments	55	3	58
Payments made against liability	(43)	(5)	(48)

Accrued integration liabilities at December 31,2006	$27	$28	$55

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

In October 2005, we sold the life insurance and annuity business within Golden Rule to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from OneAmerica, which is classified in other current and noncurrent assets and totaled approximately $121 million and $1.9 billion, respectively, as of December 31, 2006. We transferred approximately $1.3 billion of investments and $363 million in cash to OneAmerica in conjunction with the arrangement. We realized a small gain on the sale which has been deferred and is being amortized over the estimated remaining life of the reinsured contracts.

For the years ended December 31, 2006, 2005 and 2004, aggregate consideration paid or issued for smaller acquisitions accounted for under the purchase method was $276 million, $196 million and $158 million, respectively. These acquisitions were not material to our Consolidated Financial Statements.

6.	Cash, Cash Equivalents and Investments

As of December 31, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
Cash and Cash Equivalents	$10,320	$—	$—	$10,320
Debt Securities — Available for Sale	9,710	57	(52)	9,715
Equity Securities — Available for Sale	291	22	(1)	312
Debt Securities — Held to Maturity	235	—	—	235

Total Cash and Investments	$20,556	$79	$(53)	$20,582

2005
Cash and Cash Equivalents	$5,421	$—	$—	$5,421
Debt Securities — Available for Sale	9,011	60	(52)	9,019
Equity Securities — Available for Sale	217	45	(1)	261
Debt Securities — Held to Maturity	281	—	—	281

Total Cash and Investments	$14,930	$105	$(53)	$14,982

As of December 31, 2006 and 2005, respectively, debt securities consisted of $3,310 million and $2,256 million in U.S. Government and Agency obligations, $4,203 million and $4,554 million in state and municipal obligations, and $2,437 million and $2,490 million in corporate obligations. At December 31, 2006, we held $833 million in debt securities with maturities of less than one year, $3,694 million in debt securities with maturities of one to five years, $2,733 million in debt securities with maturities of five to 10 years and $2,690 million in debt securities with maturities of more than ten years.

In accordance with FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table shows the gross unrealized losses and fair value of investments with unrealized losses that, in our judgment, are other-than-temporarily impaired. These investments are aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (in millions)1:

	As of December 31, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Agency obligations	$1,433	$(7)	$643	$(11)	$2,076	$(18)
State and municipal obligations	956	(4)	1,171	(12)	2,127	(16)
Corporate obligations	635	(4)	855	(14)	1,490	(18)

Total Debt Securities — Available for Sale	$3,024	$(15)	$2,669	$(37)	$5,693	$(52)

Total Equity Securities	$19	(1)	$—	—	$19	$(1)

(1)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations at December 31, 2006 were mainly caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. We evaluate impairment at each reporting period for each of the securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of our investment. We evaluated the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

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

We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. We do not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at December 31, 2006.

We recorded realized gains and losses on sales of investments, as follows:

	For the Year Ended December 31,
(in millions)	2006	2005	2004
Gross Realized Gains	$41	$60	$62
Gross Realized Losses	(37)	(50)	(18)

Net Realized Gains	$4	$10	$44

Included in the realized losses above are impairment charges of $4 million, $8 million and $8 million for 2006, 2005 and 2004, respectively.

7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2006 and 2005 (as restated), were as follows:

(in millions)	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated
Balance at December 31, 2004	$7,505	$903	$406	$665	$9,479
Acquisitions and Subsequent Payments/Adjustments	6,359	14	326	60	6,759

Balance at December 31, 2005	13,864	917	732	725	16,238

Acquisitions and Subsequent Payments/Adjustments	132	29	322	101	584

Balance at December 31, 2006	$13,996	$946	$1,054	$826	$16,822

The above amounts reflect fourth quarter 2006 goodwill adjustments related to the finalization and review of the PacifiCare valuation analysis resulting in a decrease of $247 million in Health Care Services goodwill and an increase of $252 million in Specialized Care Services goodwill, each representing less than 4% of total goodwill resulting from the PacifiCare acquisition.

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2006 and 2005 were as follows:

		December 31, 2006			December 31, 2005
(in millions)	Weighted- Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	15 years	$1,871	$(246)	$1,625	$1,830	$(106)	$1,724
Patents, Trademarks and Technology	13 years	303	(89)	214	221	(62)	159
Other	12 years	103	(38)	65	161	(24)	137

Total	14 years	$2,277	$(373)	$1,904	$2,212	$(192)	$2,020

Amortization expense relating to intangible assets was $181 million in 2006, $94 million in 2005 and $62 million in 2004. Estimated future amortization expense relating to intangible assets for the years ending December 31 is as follows: $178 million in 2007, $173 million in 2008, $155 million in 2009, $147 million in 2010, and $142 million in 2011.

8.	Medical Costs and Medical Costs Payable

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

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2006	2005	2004
Medical Costs Payable, Beginning of Period	$7,262	$5,500	$4,152
Acquisitions	224	1,469	1,040
Reported Medical Costs
Current Year	53,738	34,069	28,068
Prior Years	(430)	(400)	(210)

Total Reported Medical Costs	53,308	33,669	27,858

Claim Payments
Payments for Current Year	(46,566)	(28,928)	(24,071)
Payments for Prior Years	(6,152)	(4,448)	(3,479)

Total Claim Payments	(52,718)	(33,376)	(27,550)

Medical Costs Payable, End of Period	$8,076	$7,262	$5,500

9. Commercial Paper and Debt

Commercial paper and debt consisted of the following as of December 31:

	December 31, 2006		December 31, 2005
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$498	$498	$2,829	$2,829
3.0% Convertible Subordinated Debentures	34	34	432	432
$400 million par, 5.2% Senior Unsecured Notes due January 2007	400	400	401	402
$550 million par, 3.4% Senior Unsecured Notes due August 2007	540	543	535	537
$500 million par, 3.3% Senior Unsecured Notes due January 2008	489	489	486	485
$250 million par, 3.8% Senior Unsecured Notes due February 2009	243	243	243	242
Senior Unsecured Floating-Rate Notes due March 2009	650	649	—	—
$450 million par, 4.1% Senior Unsecured Notes due August 2009	438	438	439	438
$750 million par, 5.3% Senior Unsecured Notes due March 2011	748	747	—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	444	436	445	448
$250 million par, 4.8% Senior Unsecured Notes due February 2014	242	239	245	245
$500 million par, 5.0% Senior Unsecured Notes due August 2014	489	485	495	498
$500 million par, 4.9% Senior Unsecured Notes due March 2015	488	479	493	490
$750 million par, 5.4% Senior Unsecured Notes due March 2016	741	743	—	—
$95 million par, 5.4% Senior Unsecured Note due November 2016	95	95	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	839	—	—
Interest Rate Swaps	73	73	52	52

Total Commercial Paper and Debt	7,456	7,430	7,095	7,098
Less Current Maturities	(1,483)	(1,475)	(3,261)	(3,261)

Long-Term Debt, less current maturities	$5,973	$5,955	$3,834	$3,837

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.

(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of December 31, 2006, our outstanding commercial paper had interest rates ranging from 5.3% to 5.5%.

Maturities of commercial paper and debt for the years ending December 31 are as follows: $1,483 million in 2007, $500 million in 2008, $1,350 million in 2009, $0 in 2010, $750 in 2011 and $3,373 million thereafter.

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. We have entered into amendments to our $7.5 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006. As of December 31, 2006, we had no amounts outstanding under our $7.5 billion credit facility.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at December 31, 2006.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. We have entered into amendments to our $1.3 billion credit facility to provide us with additional time to deliver to the lenders our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2006, to obtain our lenders agreement and acknowledgement that the delivery of a notice of default or notice of acceleration under any indenture or credit agreement that is being contested by the Company in good faith does not cause a default or event of default under the credit agreement, and to obtain a waiver of any potential default that may arise as a result of our determination that our historical financial information should not be relied upon and as a result of our restatement of our historical financial statements. As of December 31, 2006, we had no amounts outstanding under our $1.3 billion credit facility.

In November and December 2005, we issued $2.6 billion of commercial paper primarily to finance the cash portion of the purchase price of the PacifiCare acquisition described above and to retire a portion of the PacifiCare debt at the closing of the acquisition, as well as to refinance current maturities of long-term debt.

In October 2005, we executed a $3.0 billion 364-day revolving credit facility to support a $3.0 billion increase in our commercial paper program in order to finance the cash portion of the PacifiCare acquisition. We terminated the 364-day revolving credit facility in March 2006.

In March 2005, we issued $500 million of 4.9% fixed-rate notes due March 2015. We used the proceeds from this borrowing for general corporate purposes, including repayment of commercial paper, capital expenditures, working capital and share repurchases.

To more closely align interest costs with the floating interest rate received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from a fixed rate to a variable rate. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion as of December 31, 2006 with variable rates that are benchmarked to LIBOR, and are recorded on our Consolidated Balance Sheets. As of December 31, 2006, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $73 million. These fair value hedges are accounted for using the short-cut method under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Consolidated Balance Sheets, and there have been no net gains or losses recognized in our Consolidated Statements of Operations. At December 31, 2006, the rates used to accrue interest expense on these agreements ranged from 4.9% to 5.7%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we are in compliance with the requirements of all debt covenants. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. Immediately prior to the filing of this Form 10-K, we filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Should the Company ultimately be unsuccessful in this matter, the Company may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

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

10.	Shareholders’ Equity

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through subsidiaries that are subject to standards established by the National Association of Insurance Commissioners (NAIC). These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. At December 31, 2006, approximately $1.9 billion of our $20.6 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use, including acquisitions and share repurchases.

As of December 31, 2006, our regulated subsidiaries had aggregate statutory capital and surplus of approximately $8.2 billion, which is significantly more than the aggregate minimum regulatory requirements.

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2006, we repurchased 40.2 million shares at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of December 31, 2006, we had Board of Directors’ authorization to purchase up to an additional 136.7 million shares of our common stock. The Company suspended purchases under this stock repurchase program in the third quarter of 2006 pending completion of the restatement (which is reflected in this Form 10-K) and becoming current in its periodic SEC filings. The Company intends to resume its stock repurchase program in 2007.

Preferred Stock

At December 31, 2006, we had 10 million shares of $0.001 par value preferred stock authorized for issuance, and no preferred shares issued and outstanding.

11.	Stock-Based Compensation and Other Employee Benefit Plans

As further described in Note 1, we adopted FAS 123R as of January 1, 2006. FAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options, stock appreciation rights and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost in the amounts historically disclosed under FAS 123.

As of December 31, 2006, we had approximately 83.0 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	186.8	$25	176.3	$18	174.6	$14
Granted	19.6	$50	26.2	$51	34.1	$36
Assumed in Acquisitions	—	$—	10.9	$16	15.2	$17
Exercised	(20.4)	$16	(23.6)	$15	(43.5)	$12
Forfeited	(5.8)	$37	(3.0)	$28	(4.1)	$18

Outstanding at End of Year	180.2	$28	186.8	$23	176.3	$19

Vested or Expected to Vest at End of Year	176.2	$28	181.4	$23	170.9	$18

Exercisable at End of Year	121.4	$21	110.7	$14	89.6	$11

As of December 31, 2006 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $15.63	51.9	2.9	$11	51.9	$11
$15.65 – $26.18	50.1	5.6	$21	43.1	$21
$26.23 – $47.34	46.7	7.6	$40	22.3	$38
$47.39 – $62.90	31.5	9.1	$52	4.1	$56

$ 1.68 – $62.90	180.2	6.0	$28	121.4	$21

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. To estimate the 2006, 2005 and 2004 fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	2006	2005	2004
Risk-Free Interest Rate	4.1% – 5.2%	2.1% – 4.5%	1.9% – 4.2%
Expected Volatility	26.0%	23.5%	28.5%
Expected Dividend Yield	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	4.1%
Expected Life in Years	4.1	4.1	4.2

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

The weighted-average fair value of stock options and SARs granted was $11 per share, $14 per share and $12 per share for 2006, 2005 and 2004, respectively. The aggregate fair value of stock options and SARs that vested during 2006, 2005 and 2004 was $371 million, $350 million and $322 million, respectively. As of December 31, 2006, the aggregate intrinsic value of outstanding stock options and SARs was $4.6 billion, with a weighted-average remaining contractual term of 6.0 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $4.0 billion, with a weighted-average remaining contractual term of 4.8 years. The total intrinsic value of options and SARs exercised during 2006, 2005 and 2004 was $753 million, $847 million and $951 million, respectively.

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	2006		2005		2004
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at Beginning of Year	1.8	$58	0.6	$31	0.1	$21
Granted	0.1	$56	1.4	$62	0.5	$33
Vested	(0.6)	$57	(0.2)	$31	—	$21

Outstanding at End of Year	1.3	$59	1.8	$58	0.6	$31

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For 2006, 2005 and 2004, we recognized compensation expense related to our stock-based compensation plans of $404 million ($259 million net of tax effects), $306 million ($194 million net of tax effects) and $244 million ($155 million net of tax effects), respectively. Stock-based compensation expense is recognized within Operating Costs in the Consolidated Statements of Operations. Stock compensation expense for 2006 included $31 million associated with the cash settlement of stock options expiring or forfeiting during the period. Our registration statement, which covers issuances of common stock upon stock option exercise, was unavailable as a result of the determination that our historical financial statements should no longer be relied upon. As of December 31, 2006, there was $634 million of total unrecognized compensation cost related to stock awards that is expected to be recognized as an expense over a weighted-average period of approximately 1.4 years.

For 2006, 2005 and 2004, the income tax benefit realized from stock-based awards was $287 million, $311 million and $304 million, respectively.

In November and December 2006, 15 executives of the Company entered into options repricing agreements with the Company to ensure that there was no potential for financial gain from the incorrect dating of any option the executives had received in light of the conclusions of the WilmerHale Report, as well as to avoid potential additional surtax liability under Section 409A of the Internal Revenue Code (Section 409A). These repricings increased the exercise prices of certain awards to either the highest closing price of the stated grant year or to the closing price of the Company’s common stock on the accounting measurement date. There was no incremental fair value associated with these modifications.

As further discussed in Note 10, we maintain a common stock repurchase program. The objective of our share repurchase program is to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for stock-based award exercises.

Our Employee Stock Purchase Plan allows employees to purchase the Company’s stock at a discounted price based on the lower of the price on the first day or the last day of the six-month purchase period. The compensation expense is included in the compensation expense amounts recognized and discussed above. We also offer a 401(k) plan for all employees of the Company. Compensation expense relating to this plan was not significant in relation to our consolidated financial results in 2006, 2005 and 2004.

We have provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for our current CEO, former CEO and certain nonexecutive officer employees (which were assumed in an acquisition). No additional amounts will accrue under the SERPs to our former CEO and current CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was $4 million, $3 million and $9 million for the years 2006, 2005 and 2004, respectively. The total SERP liability was $131 million and $128 million as of December 31, 2006 and 2005, respectively, and is recorded within Other Long Term Liabilities in the Consolidated Balance Sheets.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal offsetting amount in Other Long-Term Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods as elected under the plans, and are $212 million and $179 million as of December 31, 2006 and 2005, respectively.

As discussed in Note 3, the Company has restated its previously filed financial statements to reflect additional stock-based compensation expense and related tax effects following an independent investigation of its historic stock option practices.

12.	Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31, (in millions)	2006	2005	2004
Current Provision
Federal	$2,236	$1,594	$1,166
State and Local	158	125	89

Total Current Provision	2,394	1,719	1,255
Deferred Provision	(25)	37	64

Total Provision for Income Taxes	$2,369	$1,756	$1,319

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

Year Ended December 31, (in millions)	2006	2005	2004
Tax Provision at the U.S. Federal Statutory Rate	$2,285	$1,693	$1,306
State Income Taxes, net of federal benefit	116	87	60
Tax-Exempt Investment Income	(50)	(40)	(33)
Other, net	18	16	(14)

Provision for Income Taxes	$2,369	$1,756	$1,319

The components of deferred income tax assets and liabilities are as follows:

As of December 31, (in millions)	2006	2005
Deferred Income Tax Assets
Accrued Expenses and Allowances	$221	$375
Unearned Premiums	43	44
Medical Costs Payable and Other Policy Liabilities	181	143
Long Term Liabilities	142	87
Net Operating Loss Carryforwards	91	108
Stock-Based Compensation	329	263
Other	139	94

Subtotal	$1,146	$1,115
Less: Valuation Allowances	(53)	(56)

Total Deferred Income Tax Assets	$1,093	$1,058

Deferred Income Tax Liabilities
Capitalized Software Development	(420)	(270)
Net Unrealized Gains on Investments	(8)	(19)
Intangible Assets	(766)	(776)
Property and Equipment	64	(49)

Total Deferred Income Tax Liabilities	$(1,130)	$(1,114)

Net Deferred Income Tax Assets (Liabilities)	$(37)	$(56)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards expire beginning in 2017 through 2026, and state net operating loss carryforwards expire beginning in 2007 through 2026.

Consolidated income tax returns for fiscal years 2003 to 2005 are currently being examined by the Internal Revenue Service (IRS). Additionally, our 2006 tax year return is under advance review by the IRS under its Compliance Assurance Program (CAP). The Company and some of its subsidiaries also have ongoing audits with various state and local jurisdictions. We do not believe any adjustments that may result from these examinations will have a significant impact on our Consolidated Balance Sheets or Statements of Operations.

13.	AARP

In January 1998, we entered into a ten-year contract with AARP to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement insurance), hospital indemnity insurance, health insurance focused on persons between 50 and 64 years of age, and other products. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from these AARP insurance offerings were approximately $5.0 billion in 2006, $4.9 billion in 2005 and $4.5 billion in 2004.

The underwriting gains or losses related to the AARP Medicare Supplement insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Consolidated Statements of Operations. We believe the RSF balance at December 31, 2006 is currently sufficient to cover potential future underwriting or other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Consolidated Balance Sheets:

	Balance as of December 31,
(in millions)	2006	2005
Accounts Receivable	$417	$414
Assets Under Management	$1,924	$1,792
Medical Costs Payable	$1,004	$1,001
Other Policy Liabilities	$1,008	$939
Other Current Liabilities	$329	$266

The effects of changes in balance sheet amounts associated with the AARP program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $94 million, $90 million and $103 million in 2006, 2005 and 2004, respectively. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of December 31, 2006 and 2005, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
Cash and Cash Equivalents	$532	$—	$—	$532
Debt Securities — Available for Sale	1,404	4	(16)	1,392

Total Cash and Investments	$1,936	$4	$(16)	$1,924

2005
Cash and Cash Equivalents	$409	$—	$—	$409
Debt Securities — Available for Sale	1,390	6	(13)	1,383

Total Cash and Investments	$1,799	$6	$(13)	$1,792

As of December 31, 2006 and 2005, respectively, debt securities consisted of $797 million and $779 million in U.S. Government and Agency obligations, $12 million and $19 million in state and municipal obligations and $583 million and $585 million in corporate obligations. At December 31, 2006, the AARP assets under management included debt securities of $154 million with maturities of less than one year, $396 million with maturities of one to five years, $457 million with maturities of five to 10 years and $385 million with maturities of more than 10 years. As of December 31, 2006, we had investments with an aggregate fair value of $499 million under the AARP agreement in a continuous unrealized loss position of $12 million for 12 months or greater. These investments are subject to the same processes and reviews as the rest of our investment portfolio, including impairment analyses. As a result of these reviews, as is further discussed in Note 7, we did not identify any other-than-temporary impairments. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and are, therefore, not included in our earnings.

Under a separate license agreement with AARP, we sell Medicare Prescription Drug benefit plans under the AARP brand name. We assume all operational and underwriting risks and losses for these plans.

14.	Commitments and Contingencies

We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. Rent expense under all operating leases was $209 million in 2006, $152 million in 2005 and $137 million in 2004. At December 31, 2006, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows: $156 million in 2007, $144 million in 2008, $129 million in 2009, $99 million in 2010, $68 million in 2011, and $370 million thereafter. In 2006, we signed a facility lease agreement, which is expected to commence in March 2009 with total estimated lease payments of $229 million over a 20 year period. These estimated lease payments are included in our total future minimum annual lease payments above.

We have noncancelable contracts for certain support services, which expire on various dates through 2012. Expenses incurred in connection with these agreements were $281 million in 2006, $241 million in 2005 and $266 million in 2004. At December 31, 2006, future minimum obligations under our noncancelable contracts were as follows: $182 million in 2007, $94 million in 2008, $50 million in 2009, $22 million in 2010, $8 million in 2011 and $5 million thereafter.

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

Due to the financial restatements previously discussed, the Company has determined that certain options exercised by nonexecutive officer employees in 2006 were discount options subject to Section 409A of the Internal Revenue Code. The Company notified the Internal Revenue Service (IRS) on February 28, 2007 that it would participate in the IRS’s resolution program, which allows the Company to pay its employees’ additional tax costs under Section 409A. As such, the Company will take a charge, net of tax benefit, of approximately $55 million in the first quarter of 2007.

We have various outstanding, unused letters of credit with financial institutions with an aggregate commitment of approximately $57 million at December 31, 2006.

Legal Matters

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

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the present concerning our executive compensation and stock option practices. After filing an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, we filed a Motion for Protective Order which was denied by the trial court. We are pursuing a stay of the Civil Investigative Demand as well as an appeal of the Order denying the Protective Order.

On December 19, 2006, we received from the Enforcement Division staff of the SEC a formal order of investigation into the Company’s historic stock option practices.

We have also received requests for documents from U.S. Congressional committees relating to our historical stock option practices and compensation of executives. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we have generally cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former directors and officers as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, under Minnesota Statute 302A.241 with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Based on the existence of our Special Litigation Committee, defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as nominal defendant. On February 6, 2007, the State Court Judge entered an order staying the action pending resolution of the Special Litigation Committee process.

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

On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This follows our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.80% Senior Unsecured Notes due March 15, 2036 as a result of our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately prior to the filing of the Form 10-K, we filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to vigorously prosecute the declaratory judgment action.

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

In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation, and regulatory reviews by the SEC, IRS, U.S. Attorney, U.S. Congressional committees and Minnesota Attorney General, the amount and timing of which are uncertain, but which could be material.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. We also are subject to a formal investigation of our historic stock option practices by the SEC, Internal Revenue Service, U.S. Attorney for the Southern District of New York, Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

15.	Segment Financial Information

Factors used in determining our reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate our results of operations.

Our accounting policies for business segment operations are the same as those described in the Summary of Significant Accounting Policies (See Note 2). Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by Specialized Care Services, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s estimate of fair value. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has at least minimum specified levels of regulatory capital or working capital for non-regulated businesses.

Substantially all of our operations are conducted in the United States. In accordance with accounting principles generally accepted in the United States, segments with similar economic characteristics may be combined. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the following tables because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

The following table presents segment financial information as of and for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Intersegment Eliminations	Consolidated
2006
Revenues — External Customers	$63,423	$4,253	$2,309	$686	$—	$70,671
Revenues — Intersegment	—	1,132	1,632	290	(3,054)	—
Investment and Other Income	757	66	48	—	—	871

Total Revenues	$64,180	$5,451	$3,989	$976	$(3,054)	$71,542

Earnings From Operations	$5,128	$897	$769	$190	$—	$6,984
Total Assets (1)	$39,118	$3,133	$2,641	$1,279	$1,588	$47,759
Net Assets (1)	$22,916	$1,646	$1,848	$1,038	$1,588	$29,036
Purchases of Property, Equipment and Capitalized Software	$374	$163	$106	$85	$—	$728
Depreciation and Amortization	$374	$145	$83	$68	$—	$670

2005
Revenues — External Customers	$39,582	$4,102	$1,686	$550	$—	$45,920
Revenues — Intersegment	—	752	1,095	257	(2,104)	—
Investment and Other Income	441	39	25	—	—	505

Total Revenues	$40,023	$4,893	$2,806	$807	$(2,104)	$46,425

Earnings From Operations	$3,664	$740	$541	$135	$—	$5,080
Total Assets (1)	$35,643	$2,598	$2,175	$1,063	$(841)	$40,638
Net Assets (1)	$22,516	$1,410	$1,447	$810	$(841)	$25,342

Purchases of Property, Equipment and Capitalized Software	$238	$134	$88	$49	$—	$509
Depreciation and Amortization	$227	$110	$54	$62	$—	$453

2004
Revenues — External Customers	$32,319	$3,639	$1,363	$483	$—	$37,804
Revenues — Intersegment	—	647	914	224	(1,785)	—
Investment and Other Income	362	32	19	—	—	413

Total Revenues	$32,681	$4,318	$2,296	$707	$(1,785)	$38,217

Earnings From Operations	$2,688	$624	$445	$101	$—	$3,858
Total Assets (1)	$23,777	$2,364	$1,268	$971	$(879)	$27,501
Net Assets (1)	$13,123	$1,375	$758	$764	$(879)	$15,141

Purchases of Property, Equipment and Capitalized Software	$147	$112	$62	$35	$—	$356
Depreciation and Amortization	$173	$95	$44	$62	$—	$374

(1)	Total Assets and Net Assets exclude, where applicable, debt and accrued interest of $7,569 million, $7,161 million and $4,054 million, income tax-related assets of $561 million, $650 million and $361 million, and income tax-related liabilities of $1,218 million, $1,016 million and $676 million as of December 31, 2006, 2005 and 2004, respectively.

16.	Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial information for all quarters of 2006 and 2005. First quarter 2006 and all quarters of 2005 have been restated from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K. 2005 has been presented on both a FAS 123R basis, which we adopted on January 1, 2006, and on an APB 25 basis, which was the accounting method used for all historical periods prior to January 1, 2006.

	FAS 123R - Current Accounting Method
	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31

2006
Revenues	$17,581	$17,863	$17,970	$18,128
Operating Costs	$16,108	$16,196	$16,107	$16,147
Earnings From Operations	$1,473	$1,667	$1,863	$1,981
Net Earnings	$891	$981	$1,112	$1,175
Basic Net Earnings per Common Share	$0.66	$0.73	$0.83	$0.87
Diluted Net Earnings per Common Share	$0.63	$0.70	$0.80	$0.84

	FAS 123R - Current Accounting Method
	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
2005
Revenues	$11,147	$11,379	$11,613	$12,286
Operating Costs	$9,949	$10,117	$10,290	$10,989
Earnings From Operations	$1,198	$1,262	$1,323	$1,297
Net Earnings	$736	$769	$800	$778
Basic Net Earnings per Common Share	$0.58	$0.61	$0.64	$0.61
Diluted Net Earnings per Common Share	$0.55	$0.58	$0.61	$0.58

	APB 25 - Historical Accounting Method
	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
2005
Revenues	$11,147	$11,379	$11,613	$12,286
Operating Costs	$9,944	$10,114	$10,312	$10,986
Earnings From Operations	$1,203	$1,265	$1,301	$1,300
Net Earnings	$737	$768	$781	$776
Basic Net Earnings per Common Share	$0.58	$0.61	$0.62	$0.61
Diluted Net Earnings per Common Share	$0.55	$0.58	$0.59	$0.58

(1)	See the “Explanatory Note” immediately preceding Part 1, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K and the following table.

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS

	For the Quarter Ended December 31, 2005
	APB 25 — Historical Accounting Method			FAS 123R — Current Accounting Method
(in millions, except per share data)	As Reported	Adjustments (1)	As Restated	Adoption (2)	Adjustments (3)	As Restated
Revenues
Premiums	$10,880	$243	$11,123	$—	$—	$11,123
Services	1,044	(80)	964	—	—	964
Products	—	78	78	—	—	78
Investment and Other Income	121	—	121	—	—	121

Total Revenues	12,045	241	12,286	—	—	12,286

Operating Costs
Medical Costs	8,624	259	8,883	—	—	8,883
Operating Costs	1,872	66	1,938	(11)	14	1,941
Cost of Products Sold	—	45	45	—	—	45
Depreciation and Amortization	120	—	120	—	—	120

Total Operating Costs	10,616	370	10,986	(11)	14	10,989

Earnings From Operations	1,429	(129)	1,300	11	(14)	1,297
Interest Expense	(75)	—	(75)	—	—	(75)

Earnings Before Income Taxes	1,354	(129)	1,225	11	(14)	1,222
Provision for Income Taxes	(484)	35	(449)	3	2	(444)

Net Earnings	$870	$(94)	$776	$14	$(12)	$778

Basic Net Earnings per Common Share	$0.69	$(0.08)	$0.61	$0.01	$(0.01)	$0.61

Diluted Net Earnings per Common Share	$0.65	$(0.07)	$0.58	$0.01	$(0.01)	$0.58

Basic Weighted-Average Number of Common Shares Outstanding	1,271	—	1,271	—	—	1,271
Dilutive Effect of Common Stock Equivalents	67	(2)	65	2	4	71

Diluted Weighted-Average Number of Common Shares Outstanding	1,338	(2)	1,336	2	4	1,342

(1)	Includes $78 million of stock-based compensation and $21 million of deferred tax benefit associated with the restatement of our historical APB 25 Consolidated Statement of Operations as well as an adjustment to premium revenue of $280 million, medical costs of $256 million and operating costs of $24 million to reflect a reinsurance contract on a gross basis. We have also reclassified certain service revenues and operating costs to product revenues and cost of products sold, respectively, primarily related to our pharmacy benefit management business acquired as part of the PacifiCare acquisition in December 2005 in order to conform to our current presentation.
(2)	Reflects $67 million of stock-based compensation and $24 million of deferred tax benefit as recorded under the modified retrospective method of adoption of FAS 123R, net of the restatement adjustments under APB 25.
(3)	Represents adjustments made to restate our Consolidated Statement of Operations subsequent to the adoption of FAS 123R under the modified retrospective method of adoption and includes $14 million of additional stock-based compensation and $2 million of related deferred tax benefit.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying 2005 and 2004 consolidated financial statements have been restated to reflect certain adjustments resulting from the Company’s historical stock option granting practices.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 5, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS	AND PROCEDURES

As discussed in the Explanatory Note preceding Part I, in light of the findings of the WilmerHale Report and the restatement reflected in this Form 10-K, management re-evaluated the assessment presented in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As reported in a Current Report on Form 8-K filed with the SEC on November 8, 2006, management concluded that the Company had a material weakness in internal control over financial reporting solely relating to stock option plan administration and accounting for and disclosure of stock option grants as of December 31, 2005 and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of that date.

Evaluation of Disclosure Controls and Procedures as of December 31, 2006

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company has remediated the material weakness in internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants and that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Changes in Internal Control over Financial Reporting

During 2006, the Company took the following actions to remediate the material weakness in its internal control over financial reporting relating to stock option plan administration and accounting for and disclosure of stock option grants:

•	The Board of Directors took the following actions related to the Company’s historic stock option granting practices:

•

Formed an Independent Committee to perform an independent investigation of the Company’s historic option granting practices from 1994 to 2005. The Independent Committee retained independent counsel, WilmerHale, which was assisted by accounting advisors and was given full access to Company documents and personnel. The full WilmerHale Report was posted immediately on the Company’s Web site and copies were provided to the SEC and U.S. Attorney’s office. The restatement in this Form 10-K reflects the Company’s analysis of the accounting adjustments necessary to address WilmerHale’s findings, as well as other accounting adjustments described in this Form 10-K that were not related to the findings in the WilmerHale Report.

•

Formed an independent Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, to investigate the claims raised in the shareholder derivative actions and demands related to the Company’s historic option granting practices. The Special Litigation Committee retained independent legal counsel, which is assisted by accounting advisors, and was given full access to Company documents and personnel.

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

•

Evaluated, strengthened and implemented processes and controls throughout the end-to-end process, including controls to ensure cross-functional communication, controls around the oversight and approval for all equity grant activity and controls around the preparation and review of stock-based compensation information in the Company’s financial reports.

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

•	CEO Stephen Hemsley has acted to relinquish the value of all options he received for which vesting and exercisability were suspended in 1999 and reinstated in 2000.

There have been no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2006

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006.

/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley
President and Chief Executive Officer

/S/ GEORGE L. MIKAN III
George L. Mikan III
Executive Vice President and Chief Financial Officer

/S/ ERIC S. RANGEN
Eric S. Rangen
Senior Vice President and Chief Accounting Officer

March , 2007

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the NYSE listed company manual, the Company submitted an unqualified certification of its Chief Executive Officer to the NYSE in 2006. We have also filed, as exhibits to this Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited management’s assessment, included in the accompanying Report of Management, that UnitedHealth Group Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as discussed in Note 2 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 5, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors. The Code of Ethics is published on our Web site at www.unitedhealthgroup.com. Any amendments to the Code of Ethics and waivers of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller will be published on our Web site. We will provide a copy of our Code of Business Conduct and Ethics, free of charge, upon request. To request a copy, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The remaining information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 29, 2007, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the heading “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 29, 2007, and such required information is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2006, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by shareholders (1)	172,024,026	$28.57	86,944,746	(3)
Equity compensation plans not approved by shareholders (2)	—	—	—

Total	172,024,026	$28.57	86,944,746

(1)

Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, and the 1993 Qualified Employee Stock Purchase Plan, as amended. Includes 26,779,128 options to acquire shares of common stock that were originally issued under the United HealthCare Corporation 1998 Broad-Based

Stock Incentive Plan, as amended, which was not approved by the company’s shareholders, but the shares issuable under the 1998 Broad-Based Stock Incentive Plan were subsequently included in the number of shares approved by the Company’s shareholders when approving the 2002 Stock Incentive Plan.

(2)	Excludes 8,154,346 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted-average exercise price of $17.86 and an average remaining term of approximately 4.80 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future options or other awards will be granted under these acquired plans.

(3)	Includes 3,944,915 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2006, and 82,999,831 shares available under the 2002 Stock Incentive Plan as of December 31, 2006. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 26,165,516 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held May 29, 2007, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 29, 2007, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Shareholders to be held May 29, 2007, and such required information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements are included under Item 8 of this report:

Consolidated Statements of Operations for the year ended December 31, 2006, 2005 (As Restated) and 2004 (As Restated).

Consolidated Balance Sheets as of December 31, 2006 and 2005 (As Restated).

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2006, 2005 (As Restated) and 2004 (As Restated).

Consolidated Statements of Cash Flows for the year ended December 31, 2006, 2005 (As Restated) and 2004 (As Restated).

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None

3. Exhibits**

3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10(a)	Credit Agreement, dated as of October 16, 2006, among UnitedHealth Group Incorporated, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, providing for a $7,500,000,000 364-Day Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2006)

*10(b)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10(c)	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(d)	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(e)	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(f)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(g)	Form of Stock Appreciation Rights Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(h)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10(i)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(j)	First Amendment to UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(k)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10(l)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(m)	Second Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(n)	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10(o)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10(p)	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10(q)	Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley

*10(r)	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10(s)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10(t)	Form of Memorandum of Understanding, effective as of October 31, 2006, by and between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(u)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10(v)	Employment Agreement, dated as of November 2, 2004, between United HealthCare Services, Inc. and Forrest G. Burke

*10(w)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(x)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10(y)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(z)	Letter, dated as of November 9, 2006, from Lois E. Quam to UnitedHealth Group Incorporated

*10(aa)	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10(bb)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10(cc)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(dd)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10(ee)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(ff)	Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10(gg)	Letter Agreement, dated as of November 6, 2006, between UnitedHealth Group Incorporated and William W. McGuire, M.D.

*10(hh)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(ii)	Form of Memorandum of Understanding, effective as of October 31, 2006, by and between United HealthCare Services, Inc. and each of Tracy L. Bahl, Patrick J. Erlandson, David J. Lubben, William A. Munsell, Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(jj)	Form of Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and each of Tracy L. Bahl, Patrick J. Erlandson, David J. Lubben, William A. Munsell, Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the form of Letter Agreement filed herewith)

*10(kk)	Form of Letter Agreement, effective as of December 22, 2006, by and between UnitedHealth Group Incorporated and each of Tracy L. Bahl, Patrick J. Erlandson, Stephen J. Hemsley, David J. Lubben, William W. McGuire, M.D., Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the Form of Letter Agreement filed herewith)

11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Court Order dated November 29, 2006 issued by the United States District Court for the District of Minnesota relating to the matters entitled “In Re UnitedHealth Group Incorporated Shareholder Derivative Litigation” and “In re UnitedHealth Group Incorporated PSLRA Litigation” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 29, 2006)

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2007

UNITEDHEALTH GROUP INCORPORATED

By	/S/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	Director, President and Chief Executive Officer (principal executive officer)	March 6, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	March 6, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 6, 2007

* William C. Ballard, Jr.	Director	March 6, 2007

* Richard T. Burke	Director	March 6, 2007

* James A. Johnson	Director	March 6, 2007

* Thomas H. Kean	Director	March 6, 2007

* Douglas W. Leatherdale	Director	March 6, 2007

* Mary O. Mundinger	Director	March 6, 2007

* Robert L. Ryan	Director	March 6, 2007

* Donna E. Shalala	Director	March 6, 2007

* Gail R. Wilensky	Director	March 6, 2007

*By	/S/ DANNETTE L. SMITH
As Attorney-in-Fact

EXHIBIT INDEX

Item	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10(a)	Credit Agreement, dated as of October 16, 2006, among UnitedHealth Group Incorporated, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, providing for a $7,500,000,000 364-Day Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2006)

*10(b)	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10(c)	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(d)	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(e)	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(f)	Form of Restricted Stock Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(g)	Form of Stock Appreciation Rights Award Agreement to Officers under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006

*10(h)	UnitedHealth Group Incorporated Executive Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

Item	Description
*10(i)	UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(j)	First Amendment to UnitedHealth Group Executive Savings Plans (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(k)	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10(l)	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(m)	Second Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(n)	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10(o)	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10(p)	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10(q)	Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley

*10(r)	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10(s)	Employment Agreement, dated as of November 1, 2004, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10(t)	Form of Memorandum of Understanding, effective as of October 31, 2006, by and between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(u)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and Tracy L. Bahl (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10(v)	Employment Agreement, dated as of November 2, 2004, between United HealthCare Services, Inc. and Forrest G. Burke

*10(w)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and Patrick J. Erlandson (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(x)	Employment Agreement, dated as of October 1, 1998, between United HealthCare Services, Inc. and William A. Munsell, as amended (incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Item	Description
*10(y)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Lois E. Quam, as amended, and Memorandum of Understanding, effective as of October 11, 1999, between Lois E. Quam and United HealthCare Services, Inc. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(z)	Letter, dated as of November 9, 2006, from Lois E. Quam to UnitedHealth Group Incorporated

*10(aa)	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10(bb)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and Robert J. Sheehy, as amended (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

*10(cc)	Employment Agreement, dated as of October 1, 1998, as amended, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10(dd)	Employment Agreement, dated as of October 13, 1999, between United HealthCare Corporation and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

*10(ee)	Letter to William W. McGuire, M.D., dated as of February 13, 2001, regarding Employment Agreement (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(ff)	Amendment to Employment Agreement, dated as of August 5, 2005, between UnitedHealth Group Incorporated and William W. McGuire, M.D. (incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

*10(gg)	Letter Agreement, dated as of November 6, 2006, between UnitedHealth Group Incorporated and William W. McGuire, M.D.

*10(hh)	Employment Agreement, dated as of October 16, 1998, between United HealthCare Services, Inc. and David J. Lubben, as amended (incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10(ii)	Form of Memorandum of Understanding, effective as of October 31, 2006, by and between United HealthCare Services, Inc. and each of Tracy L. Bahl, Patrick J. Erlandson, David J. Lubben, William A. Munsell, Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10(jj)	Form of Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and each of Tracy L. Bahl, Patrick J. Erlandson, David J. Lubben, William A. Munsell, Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the form of Letter Agreement filed herewith)

*10(kk)	Form of Letter Agreement, effective as of December 22, 2006, by and between UnitedHealth Group Incorporated and each of Tracy L. Bahl, Patrick J. Erlandson, Stephen J. Hemsley, David J. Lubben, William W. McGuire, M.D., Lois E. Quam, Robert J. Sheehy, and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the Form of Letter Agreement filed herewith)

11	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

Item	Description

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Court Order dated November 29, 2006 issued by the United States District Court for the District of Minnesota relating to the matters entitled “In Re UnitedHealth Group Incorporated Shareholder Derivative Litigation” and “In re UnitedHealth Group Incorporated PSLRA Litigation” (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 29, 2006)

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.