Form 10-Q
period 2007-03-31
UNITEDHEALTH GROUP INC
filed 2007-05-09
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 30, 2007, there were 1,340,048,950 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$12,059	$10,320
Short-Term Investments	796	620
Accounts Receivable, net	1,311	1,323
Assets Under Management	1,925	1,970
Deferred Income Taxes	583	561
Other Current Assets	1,733	1,250

Total Current Assets	18,407	16,044
Long-Term Investments	10,023	9,642
Property, Equipment and Capitalized Software, net	1,884	1,894
Goodwill	16,889	16,822
Other Intangible Assets, net	1,845	1,904
Other Assets	1,961	2,014

TOTAL ASSETS	$51,009	$48,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,554	$8,076
Accounts Payable and Accrued Liabilities	3,581	3,713
Other Policy Liabilities	4,719	3,957
Commercial Paper and Current Maturities of Long-Term Debt	1,581	1,483
Unearned Premiums	2,847	1,268

Total Current Liabilities	21,282	18,497
Long-Term Debt, less current maturities	5,473	5,973
Future Policy Benefits for Life and Annuity Contracts	1,830	1,850
Deferred Income Taxes and Other Liabilities	1,356	1,190
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,330 and 1,345 issued and outstanding	13	13
Additional Paid-In Capital	5,788	6,406
Retained Earnings	15,243	14,376
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	24	15

Total Shareholders’ Equity	21,068	20,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,009	$48,320

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES
Premiums	$17,464	$16,179
Services	1,116	1,038
Products	197	165
Investment and Other Income	270	199

Total Revenues	19,047	17,581

OPERATING COSTS
Medical Costs	14,440	13,283
Operating Costs	2,664	2,531
Cost of Products Sold	170	137
Depreciation and Amortization	191	157

Total Operating Costs	17,465	16,108

EARNINGS FROM OPERATIONS	1,582	1,473
Interest Expense	(116)	(82)

EARNINGS BEFORE INCOME TAXES	1,466	1,391
Provision for Income Taxes	(539)	(500)

NET EARNINGS	$927	$891

BASIC NET EARNINGS PER COMMON SHARE	$0.69	$0.66

DILUTED NET EARNINGS PER COMMON SHARE	$0.66	$0.63

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,343	1,353
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	56	66

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,399	1,419

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net Earnings	$927	$891
Noncash Items:
Depreciation and Amortization	191	157
Deferred Income Taxes and Other	(136)	(227)
Stock-Based Compensation	260	90
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(331)	(606)
Medical Costs Payable	411	720
Accounts Payable and Other Accrued Liabilities	(300)	365
Unearned Premiums	1,566	1,500

Cash Flows From Operating Activities	2,588	2,890

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(54)	(555)
Purchases of Property, Equipment and Capitalized Software	(224)	(171)
Purchases of Investments	(994)	(930)
Maturities and Sales of Investments	460	580

Cash Flows Used For Investing Activities	(812)	(1,076)

FINANCING ACTIVITIES
Proceeds From/(Repayments of) Commercial Paper, net	2	(2,193)
(Repayments of)/Proceeds From Issuance of Long-Term Debt	(400)	3,000
Repayments of Convertible Subordinated Debentures	(1)	(91)
Common Stock Repurchases	(903)	(1,754)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	135	145
Stock-Based Compensation Excess Tax Benefits	86	143
Customer Funds Administered	1,048	1,412
Other	(4)	(53)

Cash Flows (Used For)/From Financing Activities	(37)	609

INCREASE IN CASH AND CASH EQUIVALENTS	1,739	2,423
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,320	5,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,059	$7,844

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission, we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

•

Catastrophic Reinsurance Subsidy — CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $3,850. A settlement is made based on actual cost experience subsequent to the end of the plan year.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,400, the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses reverse in the second half of the year and final risk share amounts due to or from CMS, if any, are settled approximately six months after the contract year-end. The projected net risk-share receivable to be received from CMS as of March 31, 2007 was $206 million.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 24% of total consolidated revenues in the first quarter of 2007.

3.    Acquisitions

On March 12, 2007, we announced that we had signed a definitive merger agreement under which the Company will acquire all of the outstanding shares of Sierra Health Services, Inc., a diversified health care services company based in Las Vegas, for approximately $2.6 billion in cash, representing a price of $43.50 per acquired share of common stock. The transaction, which has been approved by the Boards of Directors of both companies and is expected to close prior to the end of 2007, is subject to state and federal regulatory approvals, including Nevada, California and Texas, approval by Sierra’s stockholders, and other customary conditions. This acquisition would strengthen our position in the rapidly growing southwest region and broaden our senior health capabilities.

On December 1, 2006, our Health Care Services business segment acquired the Student Insurance Division (Student Resources) of The MEGA Life and Health Insurance Company through an asset purchase agreement.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 24, 2006, the Company acquired John Deere Health Care, Inc. (JDHC). JDHC serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition strengthened our resources and capabilities in these areas. The operations of JDHC reside primarily within our Health Care Services and Uniprise segments. We paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of JDHC. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $376 million. Based on management’s consideration of fair value, which included the completion of a valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $53 million and goodwill of $323 million. The finite-lived intangible assets consist primarily of member lists and physician and hospital networks, with estimated fair values of $51 million and $2 million, respectively, and an estimated weighted-average useful life of approximately 11 years. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of JDHC have been included in our consolidated financial statements since the acquisition date. The pro forma effects of the JDHC acquisition on our consolidated financial statements were not material. Acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $46 million; investments of $197 million; accounts receivable and other current assets of $60 million; property, equipment, capitalized software and other assets of $29 million; medical payables of $131 million and other liabilities of $62 million. JDHC has been renamed UnitedHealthcare Services Company of the River Valley, Inc.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition, for the three-month period ended March 31, 2007 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2006	$27	$28	$55
Additional integration costs accrued and estimate adjustments	—	(2)	(2)
Payments made against liabilities	(3)	(7)	(10)

Accrued integration liabilities at March 31, 2007	$24	$19	$43

4.    Cash, Cash Equivalents and Investments

As of March 31, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$12,059	$—	$—	$12,059
Debt Securities — Available for Sale	10,198	60	(42)	10,216
Equity Securities — Available for Sale	343	21	(1)	363
Debt Securities — Held to Maturity	240	—	—	240

Total Cash and Investments	$22,840	$81	$(43)	$22,878

During the three-month periods ended March 31, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended March, 31,
	2007	2006
Gross Realized Gains	$2	$29
Gross Realized Losses	(3)	(3)

Net Realized (Losses) Gains	$(1)	$26

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2007 and 2006, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2006	$13,996	$946	$1,054	$826	$16,822
Acquisitions and Subsequent Payments / Adjustments	14	1	(2)	54	67

Balance at March 31, 2007	$14,010	$947	$1,052	$880	$16,889

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments / Adjustments	217	50	48	42	357

Balance at March 31, 2006	$14,081	$967	$780	$767	$16,595

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2007 and December 31, 2006 were as follows (in millions):

	Weighted- Average Useful Life	March 31, 2007			December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	14 years	$1,866	$(284)	$1,582	$1,871	$(246)	$1,625
Patents, Trademarks and Technology	13 years	300	(100)	200	303	(89)	214
Other	12 years	104	(41)	63	103	(38)	65

Total	14 years	$2,270	$(425)	$1,845	$2,277	$(373)	$1,904

Amortization expense relating to intangible assets was approximately $52 million and $44 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense relating to intangible assets for the years ending December 31 are as follows: $186 million in 2007, $180 million in 2008, $162 million in 2009, $153 million in 2010, and $148 million in 2011.

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

Our consolidated medical costs payable estimates as of December 31, 2006 developed favorably by approximately $180 million in the first quarter of 2007. Our consolidated medical costs payable estimates as of December 31, 2005 developed favorably by approximately $220 million in the first quarter of 2006. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of March 31, 2007.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	March 31, 2007		December 31, 2006
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$500	$500	$498	$498
3.0% Convertible Subordinated Debentures	30	30	34	34
$400 million par, 5.2% Senior Unsecured Notes due January 2007	—	—	400	400
$550 million par, 3.4% Senior Unsecured Notes due August 2007	545	545	540	543
$500 million par, 3.3% Senior Unsecured Notes due January 2008	494	490	489	489
$250 million par, 3.8% Senior Unsecured Notes due February 2009	246	244	243	243
Senior Unsecured Floating-Rate Notes due March 2009	650	650	650	649
$450 million par, 4.1% Senior Unsecured Notes due August 2009	443	441	438	438
$750 million par, 5.3% Senior Unsecured Notes due March 2011	752	752	748	747
$450 million par, 4.9% Senior Unsecured Notes due April 2013	445	440	444	436
$250 million par, 4.8% Senior Unsecured Notes due February 2014	244	241	242	239
$500 million par, 5.0% Senior Unsecured Notes due August 2014	491	487	489	485
$500 million par, 4.9% Senior Unsecured Notes due March 2015	483	481	488	479
$750 million par, 5.4% Senior Unsecured Notes due March 2016	743	743	741	743
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95	95	95	95
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	818	844	839
Interest Rate Swaps	49	49	73	73

Total Commercial Paper and Debt	7,054	7,006	7,456	7,430
Less Current Maturities	(1,581)	(1,577)	(1,483)	(1,475)

Long-Term Debt, less current maturities	$5,473	$5,429	$5,973	$5,955

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.
(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of March 31, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.4%.

In April 2007 we launched an amendment and restatement of our $1.3 billion credit facility, which we established in December 2005, to extend the maturity date to May 2012 and to increase the amount to $2.6 billion. We expect to close the amended and restated credit facility in the second quarter of 2007.

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

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. As of March 31, 2007, we had no amounts outstanding under our $7.5 billion credit facility.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at March 31, 2007.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. As of March 31, 2007, we had no amounts outstanding under our $1.3 billion credit facility.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements have aggregate notional amounts of $4.9 billion as of March 31, 2007 with variable rates that are benchmarked to LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of March 31, 2007, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $49 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At March 31, 2007, the rates used to accrue interest expense on these agreements ranged from 4.7% to 5.5%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we were in compliance with the requirements of all debt covenants as of March 31, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. We filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006 on March 6, 2007. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued approximately

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million. On March 28, 2007, approximately $1 million of the convertible notes were tendered for conversion, for which we issued 51,071 shares of UnitedHealth Group common stock, valued at approximately $3 million, and cash of $1 million.

8.    Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2007, we purchased 16.5 million shares which were settled for cash on or before March 31, 2007 at an average price of approximately $55 per share and an aggregate cost of approximately $903 million. As of March 31, 2007, we had Board of Directors’ authorization to purchase up to an additional 115.7 million shares of our common stock.

9.    Stock-Based Compensation and Other Employee Benefit Plans

We adopted FAS 123R as of January 1, 2006. FAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options, stock appreciation rights and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost as calculated under FAS 123.

As of March 31, 2007, we had approximately 83.0 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	Three Months Ended March 31, 2007
	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	180.2	$28
Granted	0.6	$52
Exercised	(7.0)	$16
Forfeited	(1.7)	$33

Outstanding at End of Period	172.1	$30

Exercisable or Projected to Vest in Future	166.2	$29

Exercisable at End of Period	120.8	$22

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $15.63	47.8	2.5	$11	47.8	$11
$15.65 – $27.09	45.5	4.8	$21	43.8	$21
$27.14 – $48.57	43.3	6.9	$40	23.4	$39
$48.58 – $63.65	35.5	8.4	$52	5.8	$55

$ 1.68 – $63.65	172.1	5.4	$30	120.8	$22

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Risk-Free Interest Rate	4.9% – 5.2%	4.1% – 4.5%
Expected Volatility	22.8%	24.2%
Expected Dividend Yield	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%
Expected Life in Years	4.1	4.1

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

The weighted-average fair value of stock options and SARs granted in the three months ended March 31, 2007 and 2006 was $13 per share and $14 per share, respectively. The aggregate fair value of stock options and SARs that vested during the three months ended March 31, 2007 and 2006 was $62 million and $113 million, respectively. As of March 31, 2007, the aggregate intrinsic value of outstanding stock options and SARs was $4.1 billion, with a weighted-average remaining contractual term of 5.4 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $3.8 billion, with a weighted-average remaining contractual term of 4.4 years. The total intrinsic value of options and SARs exercised during the three months ended March 31, 2007 and 2006 was $270 million and $423 million, respectively.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards generally vest ratably over two to four years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	March 31, 2007
	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at Beginning of Period	1.3	$59
Granted	—	$—
Vested	(0.1)	$59

Outstanding at End of Period	1.2	$59

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2007, we recognized compensation expense related to our stock-based compensation plans of $260 million ($167 million net of tax effects). For the three months ended March 31, 2006, we recognized compensation expense of $90 million ($57 million net of tax effects). Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statements of Operations. As of March 31, 2007, there was $553 million of total unrecognized compensation cost related to stock awards that is expected to be recognized over a weighted-average period of approximately 2.3 years.

For the three months ended March 31, 2007 and 2006, the income tax benefit realized from stock-based awards was $100 million and $161 million, respectively.

Included in the stock-based compensation expense for the first quarter of 2007 is $176 million ($112 million net of tax benefit) of expenses related to Section 409A of the Internal Revenue Code (Section 409A). As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals’ additional tax costs for such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officers under its 2002 Stock Incentive Plan, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option exercise price and the revised increased stock option exercise price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

The $176 million Section 409A charge includes $87 million of expense ($55 million net of tax benefit) for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expense ($57 million net of tax benefit) for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officers and the related cash payments. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments.

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with all individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for our current Chief Executive Officer (CEO) and our former CEO as well as for certain nonexecutive officers under a plan that was assumed in an acquisition. No additional amounts will accrue under the SERPs to our current CEO and former CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

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

10.    AARP

In 1998, we began a contract with AARP to provide health insurance products and services to members of AARP. These products include coverage which supplements benefits provided under traditional Medicare (Medicare Supplement Insurance), as well as other indemnity products. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. Premium revenues from our portion of the AARP insurance offerings were approximately $5.1 billion over the past twelve months.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at March 31, 2007 is sufficient to cover potential future underwriting and other risks associated with the contract.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	March 31, 2007	December 31, 2006
Accounts Receivable	$462	$417
Assets Under Management	$1,888	$1,924
Medical Costs Payable	$1,070	$1,004
Other Policy Liabilities	$939	$1,008
Other Current Liabilities	$341	$329

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by the AARP Medicare Supplement Insurance program. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of March 31, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$392	$—	$—	$392
Debt Securities — Available for Sale	1,502	6	(12)	1,496

Total Cash and Investments	$1,894	$6	$(12)	$1,888

Under a separate license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty and assume all operational and underwriting risks.

On April 13, 2007, we entered into an agreement to extend and expand our relationship with AARP through December 31, 2014. The agreement was expanded to give us a right to use the AARP brand on our Medicare Advantage offerings and to extend our arrangement to use the AARP brand on our Medicare Supplement products and services and Medicare Part D offerings.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2007	2006
Net Earnings	$927	$891
Change in Net Unrealized (Losses) Gains on Investments, net of tax effects	9	(81)

Comprehensive Income	$936	$810

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three-month periods ended March 31, 2007 and 2006 (in millions):

Three Months Ended March 31, 2007	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$16,856	$1,140	$596	$185	$—	$18,777
Revenues — Intersegment	—	279	503	78	(860)	—
Investment and Other Income	236	20	14	—	—	270

Total Revenues	$17,092	$1,439	$1,113	$263	$(860)	$19,047

Earnings from Operations	$1,300	$215	$205	$38	$(176)	$1,582

Three Months Ended March 31, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,621	$1,044	$573	$144	$—	$17,382
Revenues — Intersegment	—	276	397	64	(737)	—
Investment and Other Income	174	14	11	—	—	199

Total Revenues	$15,795	$1,334	$981	$208	$(737)	$17,581

Earnings from Operations	$1,057	$209	$177	$30	$—	$1,473

In 2007, we began transitioning our operating structure into the following three new market groups:

•	Commercial Services Group, which will include Specialized Care Services, Ingenix and Exante Financial Services;

•	Individual and Employer Markets Group, which will include UnitedHealthcare and Uniprise; and

•	Public and Senior Markets Group, which will include Ovations and AmeriChoice.

This operating structure will continue to evolve as we add new executive positions and realign enterprise-wide functions to strengthen our capabilities and performance. We have not currently realigned assets or changed the way our senior executives evaluate financial performance. Therefore, until we have completed the transition of our operating structure into the new market groups, we will continue to describe and report our results of operations using the four business segments described above.

13.    Commitments and Contingencies

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former directors and officers as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. In an Order dated March 14, 2007, the Court stayed the action, but allowed limited discovery, which the Court is supervising. On April 30, 2007, the United States moved to intervene in this action to limit certain discovery. That motion is scheduled to be heard on May 21, 2007. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as nominal defendant. On February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (“ERISA”) by allowing the plan to continue to hold company stock. Defendants intend to move to dismiss the action. We intend to vigorously defend against the action.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also are subject to investigations of our historic stock option practices by the SEC, Internal Revenue Service, U.S. Attorney for the Southern District of New York, and Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees as described in Part II, Item 1 — “Legal Proceedings.” With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or contingent liabilities, which could be material.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Condensed Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in companies who focus on providing services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

As previously disclosed in our 2006 Annual Report on Form 10-K, we believe that compensation expense related to prior exercises of certain stock options granted to certain of the Company’s executive officers will no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) as a result of the revision of measurement dates that occurred as part of our review of the Company’s historic stock option matters. For the year ended December 31, 2006, we accrued additional tax liabilities relating to these lost tax deductions of $90 million with corresponding interest of $11 million. Although we may incur other penalties relating to this tax matter, we do not expect any additional amounts to be material.

14.    Recent Accounting Standards

Recently Adopted Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. We have adopted FIN 48 as of January 1, 2007.

The cumulative effect of adopting FIN 48 has resulted in an increase to our liability for unrecognized tax benefits of $88 million, which was accounted for as a reduction of $62 million in retained earnings and an increase of $26 million in goodwill. The total amount of unrecognized tax benefits as of the date of adoption is $341 million.

The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate is $128 million. We classify interest and penalties associated with uncertain income tax positions as income taxes within our consolidated financial statements. The total amount of accrued interest as of the date of adoption is $34 million, and has not been included in the total unrecognized tax benefits amount discussed above. No amount has been accrued for penalties.

We currently file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With the exception of a few states, we are no longer subject to income tax examinations prior to 2001 in major tax jurisdictions.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not have any individual uncertain tax positions that are expected to significantly increase or decrease within twelve months of March 31, 2007.

Recently Issued Accounting Standards

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

Summary highlights of our first quarter 2007 results include:

•	Diluted net earnings per common share of $0.66, an increase of 5% from $0.63 per share reported in the first quarter of 2006.

•	Consolidated revenues of $19.0 billion increased $1.5 billion, or 8%, over the first quarter of 2006.

•	Earnings from operations of $1.6 billion, up $109 million, or 7%, over the prior year.

•	Cash flows from operations of $2.6 billion during the first quarter of 2007, a decrease of $302 million, or 10%, compared to $2.9 billion during the first quarter of 2006.

•	The consolidated medical care ratio of 82.7% increased from 82.1% in the first quarter of 2006.

•	The operating cost ratio of 14.0% for the first quarter of 2007 improved from 14.4% in the first quarter of 2006.

•

First quarter 2007 results include $176 million ($112 million net of tax benefit) of expenses related to Section 409A of the Internal Revenue Code involving the Company’s payment of certain employees’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officers. These matters are discussed more fully in the “Operating Costs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended March 31,
(In millions, except per share data)	2007	2006	Percent Change
Revenues	$19,047	$17,581	8%
Earnings from Operations	$1,582	$1,473	7%
Net Earnings	$927	$891	4%
Diluted Net Earnings Per Common Share	$0.66	$0.63	5%
Medical Care Ratio	82.7%	82.1%
Operating Cost Ratio	14.0%	14.4%
Return on Equity (annualized)	17.7%	20.2%
Operating Margin	8.3%	8.4%

Recent Leadership Additions

•

On April 17, 2007, the Board of Directors of the Company appointed Robert J. Darretta to serve as a director of the Company. Mr. Darretta is the former vice chairman and chief financial officer of Johnson & Johnson.

•

On April 24, 2007, the Company announced that it has appointed Thomas L. Strickland as Executive Vice President and Chief Legal Officer, effective May 28, 2007. Mr. Strickland will be responsible for overseeing all legal matters for the Company. Previously, Mr. Strickland was the managing partner of the Colorado offices of the Hogan and Hartson law firm and a member of the firm’s executive committee.

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

Consolidated revenues increased by $1.5 billion, or 8%, year-over-year in the first quarter of 2007 to $19.0 billion driven primarily by rate increases on premium-based and fee-based services, growth in the total number of individuals served and growth in our Medicare Part D program. Following is a discussion of first quarter consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues totaled $17.5 billion in the first quarter of 2007, an increase of $1.3 billion, or 8%, over the first quarter of 2006.

UnitedHealthcare premium revenues increased by $187 million, or 2%, to $8.5 billion in the first quarter of 2007. This increase was primarily driven by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products and by premiums from businesses acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations premium revenues increased by $932 million, or 16%, to $6.9 billion in the first quarter of 2007. The increase was driven primarily by an increase in the number of individuals served by Medicare Advantage and Medicare supplement products and the related rate increases on these products and continued growth in the Medicare Part D program. Specialized Care Services premium revenues increased by approximately $72 million, or 9%, in the first quarter of 2007 over the comparable period of 2006. The increase was primarily due to the strong growth in the number of individuals served by several Specialized Care Services’ businesses under premium-based arrangements. The remaining premium revenue increase was primarily driven by AmeriChoice’s Medicaid programs which contributed premium revenue increases of $84 million, or 10%, over the first quarter of 2006 due primarily to a combination of rate increases and an increase in the number of individuals served.

Service Revenues

Service revenues during the first quarter of 2007 totaled $1.1 billion, an increase of $78 million, or 8%, over the first quarter of 2006. The increase in service revenues was driven primarily by aggregate growth of 3% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements since the first quarter of 2006, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 26% due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2006.

Product Revenues

Product revenues during the first quarter of 2007 totaled $197 million, an increase of $32 million, or 19%, over the comparable period of 2006. This was primarily due to increased pharmacy revenues at our PBM business.

Investment and Other Income

Investment and other income during the first quarter of 2007 totaled $270 million, representing an increase of $71 million from the comparable period in 2006. Interest income increased by $98 million in the first quarter of 2007 from the comparable period in 2006, principally due to the impact of increased levels of cash and fixed-income investments, due in part to the reduced level of share repurchases, as well as higher yields on fixed-income investments. Net capital losses on sales of investments were $1 million in the first quarter of 2007 compared with net capital gains of $26 million in the first quarter of 2006.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio increased from 82.1% in the first quarter of 2006 to 82.7% in the first quarter of 2007. The medical care ratio increase resulted primarily from an increase in UnitedHealthcare’s commercial medical care ratio due largely to a shift from favorable medical cost development in the first quarter of 2006 to unfavorable medical cost development in the first quarter of 2007 within this business unit and growth in the Medicare Part D program, which carries a higher medical care ratio than the historic UnitedHealth Group businesses, partially offset by a decrease in the medical care ratio related to Ovations Medicare programs.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information, identified in the current period are included in total medical costs reported for the current period. Medical costs for the first quarter of 2007 include approximately $180 million of favorable medical cost development related to prior fiscal years. Medical costs for the first quarter of 2006 also include approximately $220 million of favorable medical cost development related to prior fiscal years. This decrease was primarily the result of UnitedHealthcare experiencing favorable development in the first quarter of 2006 and unfavorable development in the first quarter of 2007. This unfavorable development was partially driven by costs from higher benefit utilization in December 2006 relating primarily to our high-deductible risk-based products.

Medical costs for first quarter 2007 increased $1.2 billion, or 9%, to $14.4 billion, due primarily to an annual medical cost trend of 7% to 8% on commercial risk-based business due to both medical cost inflation and increases in health care consumption as well as growth in the Medicare Part D program.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the first quarter of 2007 was 14.0%, down from 14.4% in the comparable 2006 period. This decrease was primarily driven by productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration, partially offset by expenses associated with Section 409A of the Internal Revenue Code (Section 409A), as described below.

Operating costs for the first quarter of 2007 totaled $2.7 billion, an increase of $133 million, or 5%, over the first quarter of 2006. This increase was primarily due to expenses associated with Section 409A, as described below.

Also contributing to the change in operating costs were revenue growth and general operating cost inflation, more than offset by productivity gains from technology deployment and other cost management initiatives, including cost savings associated with PacifiCare acquisition integration.

Included in the operating costs for the first quarter of 2007 is $176 million ($112 million net of tax benefit) of expenses related to Section 409A. As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals’ additional tax costs for such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officers under its 2002 Stock Incentive Plan, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

The $176 million charge includes $87 million of expense ($55 million net of tax benefit) for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expense ($57 million net of tax benefit) for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officers and the related cash payments. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments.

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with all individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals.

Cost of Products Sold

Cost of products sold during the first quarter of 2007 totaled $170 million, an increase of $33 million, or 24%, over the comparable period of 2006. This was primarily due to costs associated with increased pharmacy sales at our PBM business.

Depreciation and Amortization

Depreciation and amortization was $191 million and $157 million for the three-month periods ended March 31, 2007 and 2006, respectively. The $34 million increase is primarily related to higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2006 as well as separately identifiable intangible assets acquired in business acquisitions since the beginning of 2006.

Income Taxes

Our effective income tax rate increased to 36.8% in the first quarter of 2007 from 35.9% for the first quarter of 2006 largely due to business and income mix in states with differing income tax rates.

Business Segments

The following summarizes the operating results of our business segments for three-month periods ended March 31 (in millions):

Revenues

	Three Months Ended March 31,
	2007	2006	Percent Change
Health Care Services	$17,092	$15,795	8%
Uniprise	1,439	1,334	8%
Specialized Care Services	1,113	981	13%
Ingenix	263	208	26%
Eliminations	(860)	(737)	nm

Consolidated Revenues	$19,047	$17,581	8%

nm = not meaningful

Earnings from Operations

	Three Months Ended March 31,
	2007	2006	Percent Change
Health Care Services	$1,300	$1,057	23%
Uniprise	215	209	3%
Specialized Care Services	205	177	16%
Ingenix	38	30	27%
Corporate	(176)	—	nm

Consolidated Earnings from Operations	$1,582	$1,473	7%

nm = not meaningful

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had first quarter 2007 revenues of $17.1 billion, representing an increase of $1.3 billion, or 8%, over the first quarter of 2006.

UnitedHealthcare revenues increased by $203 million, or 2%, to $8.9 billion in the first quarter of 2007. This increase was driven mainly by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products, an increase in the number of individuals served by UnitedHealthcare’s fee-based products and business acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations revenues increased by $1.0 billion, or 16%, to $7.2 billion in the first quarter of 2007. This increase was driven primarily by an increase in the number of individuals served by Medicare Advantage and Medicare supplement products, rate increases on these products and growth in our Medicare Part D program. The remaining increase in Health Care Services revenues is attributable to an $88 million, or 10%, increase in AmeriChoice revenues which were due primarily to a combination of rate increases and an increase in the number of individuals served by Medicaid products.

The Health Care Services segment had first quarter 2007 earnings from operations of $1.3 billion, representing an increase of $243 million, or 23%, over the first quarter of 2006. This increase was principally driven by earnings from increases in the number of individuals served by Ovations’ Medicare products and UnitedHealthcare’s fee-based products as well as a decrease in the medical care ratio related to Ovations Medicare programs due to favorable medical cost trends, partially offset by a decrease in individuals served by UnitedHealthcare’s commercial risk-based products and an increase in the related medical care ratio. UnitedHealthcare’s commercial medical care ratio increased to 81.2% in the first quarter of 2007 from 79.4% in the first quarter of 2006, mainly due to a shift from favorable medical cost development of approximately $90 million in the first quarter of 2006 to unfavorable medical cost development of approximately $100 million in the first quarter of 2007. This was partially driven by higher benefit utilization in December 2006 relating primarily to UnitedHealthcare’s high-deductible risk-based products. Health Care Services’ first quarter 2007 operating margin was 7.6%, an increase of 90 basis points over the first quarter of 2006, which reflected productivity gains from technology deployment and disciplined operating cost management.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31 (in thousands) (1):

	2007	2006
Commercial
Risk-based	9,800	9,955
Fee-based	4,775	4,600

Total Commercial	14,575	14,555
Medicare Advantage	1,310	1,295
Medicare Part D Stand-alone	4,640	3,315
Medicaid	1,445	1,345

Total Health Care Services	21,970	20,510

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of March 31, 2007 increased 20,000 over the first quarter of 2006. This included an increase of approximately 175,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 155,000 in the number of individuals served with commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products.

The number of individuals served by Ovations’ Medicare Advantage products increased by 15,000 from the first quarter of 2006 due to new customer relationships. The number of individuals served by Medicare Part D increased by 1.3 million from the first quarter of 2006 to the first quarter of 2007 due to new customer relationships gained in the initial contract year of the program. AmeriChoice’s Medicaid enrollment increased by 100,000 due to new customer gains as well as from acquisitions completed since the first quarter of 2006.

Uniprise

Uniprise revenues in the first quarter of 2007 were $1.4 billion, representing an increase of $105 million, or 8%, over the 2006 comparable period. The increase in revenue was driven primarily by growth of 2% in the number of individuals served by Uniprise in the first quarter of 2007 and annual rate increases related to both risk-based and fee-based arrangements. Uniprise served 11.2 million and 10.9 million individuals as of March 31, 2007 and 2006, respectively.

Uniprise first quarter 2007 earnings from operations were $215 million, an increase of $6 million, or 3%, over the first quarter of 2006. Operating margin decreased to 14.9% in the first quarter of 2007 from 15.7% in the comparable 2006 period. Operating results were affected by an increase in operating costs aimed at advancing service levels and supporting strategic growth initiatives on an enterprise-wide basis.

Specialized Care Services

Specialized Care Services had revenues of $1.1 billion in the first quarter of 2007, an increase of $132 million, or 13%, over the comparable 2006 period. This increase was principally driven by strong growth in the number of individuals served and rate increases.

Earnings from operations in the first quarter of 2007 of $205 million increased $28 million, or 16%, over the first quarter of 2006. Specialized Care Services’ operating margin improved to 18.4% in the first quarter of 2007 from 18.0% in the comparable 2006 period. This improvement was due to operational and productivity improvements within Specialized Care Services’ businesses, which more than offset a business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix revenues in the first quarter of 2007 of $263 million increased by $55 million, or 26%, over the comparable 2006 period due primarily to new business growth in the health information and contract research businesses as well as revenue from businesses acquired since the beginning of 2006.

Earnings from operations were $38 million in the first quarter of 2007, up $8 million, or 27%, from the comparable 2006 period. The operating margin was unchanged at 14.4% from the first quarter of 2006. The increase to earnings from operations was driven primarily by growth in the health information and contract research businesses and earnings from businesses acquired since the beginning of 2006. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at March 31, 2007

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $22.9 billion at March 31, 2007. Total cash and investments increased by $2.3 billion since December 31, 2006, primarily due to strong operating cash flows and funds received from CMS under the Medicare Part D program in advance of required benefit payments, partially offset by share repurchases, repayments on debt and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2007, approximately $1.5 billion of our $22.9 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $2.6 billion in the first quarter of 2007, representing a decrease over the comparable 2006 period of $302 million, or 10%, due to a reduction in working capital of $633 million partially offset by an increase of $331 million in net income excluding depreciation, amortization and other noncash items. The decrease in working capital resulted primarily from growth in the Medicare Part D business and the related risk-share receivables in the first quarter of 2007. Additionally, first quarter 2006 operating cash flows benefited from the initial establishment of the medical costs payable balance related to this program. First quarter 2007 and 2006 operating cash flows included $1.5 billion and $1.3 billion, respectively, of advanced receipts related to the April Medicare premium payments from CMS.

As a result of our announcement in November 2006 that our previously issued financial statements should no longer be relied upon, we were unable to issue shares registered under the Securities Act of 1933, as amended, under our employee stock plans and we temporarily suspended any exercise of stock options until we became current in our SEC filings. To address the impact to holders of options that would expire or terminate during the suspension period, the Company offered cash settlement of the affected awards. This resulted in additional stock compensation expense for the fourth quarter of 2006 of $31 million. This amount was paid in full during the first quarter of 2007.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of March 31, 2007 and December 31, 2006, we had

commercial paper and debt outstanding of approximately $7.1 billion and $7.5 billion, respectively. Our debt-to-total-capital ratio was 25.1% and 26.4% as of March 31, 2007 and December 31, 2006, respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of March 31, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.4%.

In March 2006, we refinanced commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at March 31, 2007.

In December 2005, we amended and restated our $1.0 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $1.3 billion and extended the maturity date to December 2010. As of March 31, 2007 we had no amounts outstanding under our $1.3 billion credit facility.

To more closely align interest costs with the floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.9 billion with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. The aggregate liability recorded for all existing swaps was $49 million as of March 31, 2007. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the hedges are reported on our Condensed Consolidated Balance Sheet at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheet and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At March 31, 2007, the rates used to accrue interest expense on these agreements ranged from 4.7% to 5.5%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. After giving effect to the credit agreement amendments and waivers that we obtained from our lenders, we believe we are in compliance with the requirements of all debt covenants. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. We filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, as well as our annual report on Form 10-K for the year ended December 31, 2006 on March 6, 2007. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million. On March 28, 2007, approximately $1 million of the convertible notes were tendered for conversion, for which we issued 51,071 shares of UnitedHealth Group common stock, valued at approximately $3 million, and cash of $1 million.

Our senior debt is rated “A” with a negative outlook by Standard & Poor’s (S&P), “A” with a stable outlook by Fitch, and “A3” with a negative outlook by Moody’s. Our commercial paper is rated “A-1” with a negative outlook by S&P, “F-1” with a stable outlook by Fitch, and “P-2” with a negative outlook by Moody’s. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs. See “ — Cautionary Statements Relating to Our Historic Stock Option Practices — Credit Ratings” for additional information.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2007, we purchased 16.5 million shares which were settled for cash on or before March 31, 2007 at an average price of approximately $55 per share and an aggregate cost of approximately $903 million. As of March 31, 2007, we had Board of Directors’ authorization to purchase up to an additional 115.7 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares.

We currently have $1.0 billion remaining under our universal S-3 shelf registration statement (for common stock, preferred stock, debt securities and other securities), although we will be unable to issue securities registered under the Securities Act of 1933, as amended, on Form S-3 on a primary basis until we have timely filed all reports required to be filed with the SEC for a twelve-month period. After that date, we may publicly offer securities from time to time at prices and terms to be determined at the time of offering. Under our S-4 acquisition shelf registration statement, we have remaining issuing capacity of 48.6 million shares of our common stock in connection with acquisition activities.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 was disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the quarter ended March 31, 2007, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at March 31, 2007” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Condensed Consolidated Balance Sheets. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time.

As previously disclosed in our 2006 Annual Report on Form 10-K, we believe that compensation expense related to prior exercises of certain stock options granted to certain of the Company’s executive officers will no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) as a result of the revision of measurement dates that occurred as part of the review of the Company’s historic stock option matters. For the year ended December 31, 2006, we accrued additional tax liabilities relating to these lost tax deductions of $90 million with corresponding interest of $11 million. Although we may incur other penalties relating to this tax matter, we do not expect any additional amounts to be material.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the Centers for Medicare & Medicaid Services (“CMS”). The Company contracts with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, coinsurance of 25% for the member and 75% for the Company up to an initial coverage limit of $2,400 of annual drug costs, no insurance coverage between $2,400 and $5,451 (except the member gets the benefit of the Company’s significant drug discounts), and catastrophic coverage for annual drug costs in excess of $5,451 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $3,850.

The Company’s contract with CMS includes risk-sharing provisions, wherein CMS retains approximately 75% to 80% of the losses or profits outside a pre-defined risk corridor. The risk-sharing provisions take effect if actual pharmacy benefit costs are more than 2.5% above or below expected cost levels as submitted by the Company in its initial contract application. Contracts are generally non-cancelable by enrollees; however, they may change plans every year between November 15 and December 31 to take effect January 1 of the following year.

As a result of the Medicare Part D benefit design, the Company incurs benefit costs unevenly during the annual contract year. While the Company is responsible for approximately 67% of a Medicare member’s drug costs up to $2,400, the member is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs disproportionately higher benefit claims in the first half of the contract year as compared with last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. Although the Company also incurs costs for individuals with annual pharmacy claims in excess of $5,451, these costs represent a much smaller portion of total contract costs, and will be incurred primarily in the second half of the year. The uneven timing of Medicare Part D pharmacy benefit claims resulted in first quarter 2007 losses that would entitle the Company to risk-share adjustment payments from CMS. Accordingly, as of and for the three months ended March 31, 2007, we recorded a risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations of $206 million. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated at March 31, 2007 based on estimated costs incurred through that date. The final risk-share amounts due to or from CMS, if any, will be determined approximately six months after the contract year-end.

AARP

In 1998, we began a contract with AARP to provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products. Under the terms of this Supplemental Health Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $5.1 billion over the past twelve months.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 10 to the Condensed Consolidated Financial statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance at March 31, 2007 is currently sufficient to cover potential future underwriting and other risks associated with the contract.

Under a separate license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty and assume all operational and underwriting risks.

On April 13, 2007, we entered into an agreement to extend and expand our relationship with AARP for an additional seven years through December 31, 2014. The agreement was expanded to give us a right to use the AARP brand on our Medicare Advantage offerings and to extend our arrangement to use the AARP brand on our Medicare Supplement products and services and Medicare Part D offerings.

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

In 2006, based on 2005 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was approximately $2.2 billion. For the year ended December 31, 2006, the Company’s regulated subsidiaries paid over $2.5 billion in dividends to their parent companies, including approximately $300 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid us dividends of approximately $431 million through March 31, 2007.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of March 31, 2007, approximately $1.5 billion of our $22.9 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

Critical Accounting Policies And Estimates

Critical accounting policies are those policies that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following provides a summary of our accounting policies and estimation procedures surrounding medical costs. For a detailed description of all our critical accounting policies, see the Results of Operations section of the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of March 31, 2007:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$135
(0.50)%	$90
(0.25)%	$45
0.25%	$(45)
0.50%	$(90)
0.75%	$(135)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of March 31, 2007:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$262
2%	$175
1%	$87
(1)%	$(87)
(2)%	$(175)
(3)%	$(262)

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

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs		Earnings from Operations
			As Reported	As Adjusted (b)	As Reported	As Adjusted (b)
2004	$210	$(190)	$27,858	$27,668	$3,858	$4,048
2005	$400	$(30)	$33,669	$33,639	$5,080	$5,110
2006	$430	$250 (c)	$53,308	$53,558	$6,984	$6,734	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	For the first quarter of 2007, the Company recorded net favorable development of $180 million pertaining to 2006. The amount of prior period development in 2007 pertaining to 2006 will change as our December 31, 2006 medical costs payable estimate continues to develop throughout 2007.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of March 31, 2007, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of March 31, 2007; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our March 31, 2007 estimates of medical costs payable and actual medical costs payable, first quarter 2007 earnings from operations would increase or decrease by $75 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

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

Concentrations Of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject UnitedHealth Group to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. In October 2005, we sold the life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica of $2.0 billion, of which $1.8 billion is classified in other noncurrent assets as of March 31, 2007. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of March 31, 2007, there were no other significant concentrations of credit risk.

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

On October 15, 2006, we announced that an Independent Committee of the Board of Directors and its counsel had completed a review of the Company’s stock option practices and reported the findings to the non-management directors of the Company. After completing an internal review of the accounting treatment for all stock option grants, we restated previously filed financial statements, we are subject to various regulatory inquiries, litigation matters and credit rating downgrades, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

As previously disclosed, the SEC and the U.S. Attorney for the Southern District of New York are conducting investigations into the Company’s historic stock option practices and the Company has received requests for documents from the Internal Revenue Service, the Minnesota Attorney General and various Congressional committees in connection with these issues and the Company’s executive compensation practices. We have not resolved these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines, penalties, or other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. See Part II, Item 1 — “Legal Proceedings” for a more detailed description of these inquiries and document requests.

Litigation Matters

We and certain of our current and former directors and officers are defendants in a consolidated federal securities class action, an ERISA class action, and state and federal shareholder derivative actions relating to our historic stock option practices. We also have received shareholder demands relating to those practices. Our Board of Directors has designated an unaffiliated Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, to investigate and decide whether to pursue the claims raised in the derivative actions and shareholder demands.

In addition, following our announcement that we would delay filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of the indenture governing our debt securities. Subsequently, we filed an action in the U.S. District Court for the District of Minnesota, seeking a declaratory judgment that the Company was not in default. The Company subsequently received a purported notice of acceleration from those persons purporting to declare an acceleration of the Company’s 5.80% Senior Unsecured Notes due March 15, 2036, of which an aggregate of $850 million principal amount is outstanding.

In connection with the departure of William W. McGuire, M.D., our former Chairman and Chief Executive Officer, the U.S. District Court for the District of Minnesota issued an Order in November 2006 preliminarily enjoining Dr. McGuire from exercising any Company stock options and the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements, including making any payments to Dr. McGuire under those agreements.

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

Potential Additional Cash and Noncash Charges

While we believe we have made appropriate judgments in our restated financial statements in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation and the above-referenced regulatory reviews, the amount and timing of which are uncertain but which could be material.

Cautionary Statements Relating to Our Business

We must effectively manage our health care costs.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately

90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue is typically fixed in price for a 12-month period and is generally priced one to four months before the contract commences. We base the premiums we charge on our estimate of future health care costs over the fixed premium period; however, medical cost inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2006 would have been reduced by approximately $170 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too high or too low, the effect of the change in estimate will be included in future results. That change can be either positive or negative to our results. Additionally, our participation in the Medicare program is based upon certain assumptions regarding enrollment, utilization, medical costs and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare program or otherwise, our results could be materially affected.

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

Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance, Medicare Part D prescription drug plans, and other products to AARP members. Our recently renewed agreement with AARP expands the relationship to include AARP-branded Medicare Advantage plans, and contains commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for AARP members. The AARP agreement may be terminated by us or AARP at the end of its term and may also be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our revenues.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.7 billion as of March 31, 2007, representing approximately 40% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

Our knowledge and information-related businesses depend on our ability to maintain proprietary rights to our databases and related products.

We rely on our agreements with customers, confidentiality agreements with employees, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services.

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

Approximately $10.5 billion of our investments at March 31, 2007 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at March 31, 2007, the fair value of our fixed-income investments would decrease or increase by approximately $360 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.2 billion of our commercial paper and debt had variable rates of interest and $1.3 billion had fixed rates as of March 31, 2007. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At March 31, 2007, we had $363 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former directors and officers as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. In an Order dated March 14, 2007, the Court stayed the action, but allowed limited discovery, which the Court is supervising. On April 30, 2007, the United States moved to intervene in this action to limit certain discovery. That motion is scheduled to be heard on May 21, 2007. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as nominal defendant. On February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process.

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

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated, was filed against the Company and certain of our current and former officers and directors in the United State District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated ERISA by allowing the plan to continue to hold company stock. Defendants intend to move to dismiss the action. We intend to vigorously defend against the action.

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

We typically have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare & Medicaid Services (CMS), state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional Committees, the Department of Justice, and U.S. Attorneys. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. We are also subject to investigations of our historic stock option practices by the SEC, IRS, U.S. Attorney for the Southern District of New York, and Minnesota Attorney General, and a related review by the Special Litigation Committee of the Company, and we have received requests for documents from U.S. Congressional committees as described in “Legal Matters Relating to Our Historic Stock Option Practices” above. We generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material. With the exception of the Civil Investigative Demand from the Minnesota Attorney General, we generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of the regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities which could be material.

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

A description of our risk factors is included in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Set forth below is a summary of the material changes to the risk factors that we previously disclosed:

•	We have updated the risk factors relating to our relationship with AARP; and

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

First Quarter 2007

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 31, 2007	1,770	(2)	$52.13	—	136,650,000
February 28, 2007	1,927	(2)	$53.21	—	136,650,000
March 31, 2007	21,000,000	(3)	$54.45	21,000,000	115,650,000

TOTAL	21,003,697		$54.45	21,000,000

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(2)	Represents shares of common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(3)	Represents the total number of shares repurchased during the period, of which 16.5 million of these shares were settled for cash on or before March 31, 2007.

Item 6.	Exhibits

(a) The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.2	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.3	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.4	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.5	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.6	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.7	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007

10.8	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson

10.9	Amendment to Employment Agreement, effective as of April 16, 2007, between United HealthCare Services, Inc. and Lois E. Quam

Exhibit Number	Description

10.10	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

10.11	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: May 9, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: May 9, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: May 9, 2007

EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on From 8-K dated May 24, 2005)

3(b)	Articles of Amendment to Second Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

3(c)	Articles of Merger amending the Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3(d)	Second Restated Articles of Incorporation of United HealthCare Corporation (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

3(e)	Second Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4(a)	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4(b)	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.2	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.3	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.4	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.5	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.6	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007

10.7	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007

10.8	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson

10.9	Amendment to Employment Agreement, effective as of April 16, 2007, between United HealthCare Services, Inc. and Lois E. Quam

Exhibit Number	Description

10.10	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

10.11	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002