Form 10-Q
period 2007-06-30
UNITEDHEALTH GROUP INC
filed 2007-08-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, there were 1,324,878,728 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$13,032	$10,320
Short-Term Investments	866	620
Accounts Receivable, net	1,536	1,323
Assets Under Management	2,006	1,970
Deferred Income Taxes	595	561
Other Current Assets	1,918	1,250

Total Current Assets	19,953	16,044
Long-Term Investments	10,557	9,642
Property, Equipment and Capitalized Software, net	1,953	1,894
Goodwill	16,912	16,822
Other Intangible Assets, net	1,814	1,904
Other Assets	1,965	2,014

TOTAL ASSETS	$53,154	$48,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,452	$8,076
Accounts Payable and Accrued Liabilities	4,290	3,713
Other Policy Liabilities	4,922	3,957
Commercial Paper and Current Maturities of Long-Term Debt	1,465	1,483
Unearned Premiums	2,834	1,268

Total Current Liabilities	21,963	18,497
Long-Term Debt, less current maturities	6,964	5,973
Future Policy Benefits for Life and Annuity Contracts	1,830	1,850
Deferred Income Taxes and Other Liabilities	1,332	1,190
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,319 and 1,345 issued and outstanding	13	13
Additional Paid-In Capital	4,684	6,406
Retained Earnings	16,430	14,376
Accumulated Other Comprehensive Income:
Net Unrealized (Losses) Gains on Investments, net of tax effects	(62)	15

Total Shareholders’ Equity	21,065	20,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,154	$48,320

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Premiums	$17,369	$16,439	$34,833	$32,618
Services	1,136	1,065	2,252	2,103
Products	202	165	399	330
Investment and Other Income	293	194	563	393

Total Revenues	19,000	17,863	38,047	35,444

OPERATING COSTS
Medical Costs	13,944	13,410	28,384	26,693
Operating Costs	2,605	2,475	5,269	5,006
Cost of Products Sold	181	143	351	280
Depreciation and Amortization	196	168	387	325

Total Operating Costs	16,926	16,196	34,391	32,304

EARNINGS FROM OPERATIONS	2,074	1,667	3,656	3,140
Interest Expense	(133)	(116)	(249)	(198)

EARNINGS BEFORE INCOME TAXES	1,941	1,551	3,407	2,942
Provision for Income Taxes	(713)	(570)	(1,252)	(1,070)

NET EARNINGS	$1,228	$981	$2,155	$1,872

BASIC NET EARNINGS PER COMMON SHARE	$0.93	$0.73	$1.61	$1.39

DILUTED NET EARNINGS PER COMMON SHARE	$0.89	$0.70	$1.55	$1.33

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,326	1,339	1,335	1,346
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	51	56	54	61

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,377	1,395	1,389	1,407

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net Earnings	$2,155	$1,872
Noncash Items:
Depreciation and Amortization	387	325
Deferred Income Taxes and Other	(270)	(293)
Stock-Based Compensation	350	184
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(757)	(805)
Medical Costs Payable	290	731
Accounts Payable and Other Accrued Liabilities	598	991
Unearned Premiums	1,538	1,607

Cash Flows From Operating Activities	4,291	4,612

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(143)	(647)
Purchases of Property, Equipment and Capitalized Software	(463)	(338)
Proceeds from Disposal of Property, Equipment and Capitalized Software	—	9
Purchases of Investments	(2,580)	(1,720)
Maturities and Sales of Investments	1,311	1,573

Cash Flows Used For Investing Activities	(1,875)	(1,123)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(112)	(2,326)
Proceeds From Issuance of Long-Term Debt	1,489	2,990
Repayments of Long-Term Debt	(400)	—
Repayments of Convertible Subordinated Debentures	(2)	(91)
Common Stock Repurchases	(2,380)	(2,345)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	364	246
Stock-Based Compensation Excess Tax Benefits	196	190
Customer Funds Administered	1,190	1,983
Dividends Paid	(40)	(41)
Other	(9)	(44)

Cash Flows From Financing Activities	296	562

INCREASE IN CASH AND CASH EQUIVALENTS	2,712	4,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,320	5,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,032	$9,472

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2007, amounts on deposit for these subsidies for the 2007 and 2006 contract years were $1.4 billion and $1.3 billion, respectively.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,400, the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

The risk-share receivable to be received from CMS for the 2007 contract year through June 30, 2007 was approximately $550 million. This final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of June 30, 2007 for the 2006 contract year was approximately $450 million, which is expected to be settled in the second half of 2007. The net risk-share receivable from CMS of approximately $100 million is recorded in Other Current Assets in the Condensed Consolidated Balance Sheets.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 26% of total consolidated revenues for the six months ended June 30, 2007.

3.    Acquisitions

On March 12, 2007, we announced that we had signed a definitive merger agreement under which the Company will acquire all of the outstanding shares of Sierra Health Services, Inc., a diversified health care services

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. The transaction has been approved by the Boards of Directors of both companies and Sierra’s shareholders and it is expected to close prior to the end of 2007, subject to state and federal regulatory approvals and other customary conditions. This acquisition is intended to strengthen our position in the rapidly growing southwest region and broaden our senior health capabilities.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in employee termination benefit costs and other integration costs related to the December 20, 2005 acquisition of PacifiCare Health Systems, Inc. (PacifiCare) for the six-month period ended June 30, 2007 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2006	$27	$28	$55
Accrual adjustments	(13)	(3)	(16)
Payments made against liabilities	(3)	(12)	(15)

Accrued integration liabilities at June 30, 2007	$11	$13	$24

As of June 30, 2007, aggregate consideration paid, net of cash assumed, for smaller acquisitions was $143 million. These acquisitions were not material to our Condensed Consolidated Financial Statements.

4.    Cash, Cash Equivalents and Investments

As of June 30, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$13,032	$—	$—	$13,032
Debt Securities — Available for Sale	10,949	19	(140)	10,828
Equity Securities — Available for Sale	343	25	—	368
Debt Securities — Held to Maturity	227	—	—	227

Total Cash and Investments	$24,551	$44	$(140)	$24,455

During the three and six month periods ended June 30, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross Realized Gains	$30	$5	$32	$34
Gross Realized Losses	(5)	(11)	(8)	(14)

Net Realized Gains (Losses)	$25	$(6)	$24	$20

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2007 and 2006, were as follows (in millions):

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2006	$13,996	$946	$1,054	$826	$16,822
Acquisitions and Subsequent Payments / Adjustments	(29)	1	3	115	90

Balance at June 30, 2007	$13,967	$947	$1,057	$941	$16,912

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments / Adjustments	201	50	68	62	381

Balance at June 30, 2006	$14,065	$967	$800	$787	$16,619

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2007 and December 31, 2006 were as follows (in millions):

		June 30, 2007			December 31, 2006
	Weighted- Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	14 years	$1,879	$(319)	$1,560	$1,871	$(246)	$1,625
Patents, Trademarks and Technology	13 years	297	(108)	189	303	(89)	214
Other	12 years	108	(43)	65	103	(38)	65

Total	14 years	$2,284	$(470)	$1,814	$2,277	$(373)	$1,904

Amortization expense relating to intangible assets was approximately $45 million and $97 million for the three and six months ended June 30, 2007, respectively, and approximately $44 million and $88 million for the three and six months ended June 30, 2006, respectively. Estimated amortization expense relating to intangible assets for the years ending December 31 is as follows: $187 million in 2007, $181 million in 2008, $163 million in 2009, $156 million in 2010, and $151 million in 2011.

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

Medical costs for the three months ended June 30, 2007 included approximately $100 million of favorable medical cost development related to prior fiscal years and approximately $10 million of favorable medical cost development related to the first quarter of 2007. Medical costs for the three months ended June 30, 2006 included approximately $150 million in favorable medical cost development, all of which related to prior fiscal years. For the six months ended June 30, 2007 and 2006, medical costs included approximately $280 million and

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$370 million, respectively, of favorable medical cost development. Favorable medical cost development in all periods includes updated estimates for extension of benefit obligations based upon analysis of historical claim submissions. The decreases in favorable medical cost development year-over-year were primarily the result of UnitedHealthcare experiencing favorable development during the six months ended June 30, 2006 and unfavorable development during the six months ended June 30, 2007. This unfavorable development was partially driven by costs from higher benefit utilization in December 2006 relating primarily to our high-deductible risk-based products.

7.    Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	June 30, 2007		December 31, 2006
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$387	$387	$498	$498
3.0% Convertible Subordinated Debentures	28	28	34	34
$400 million par, 5.2% Senior Unsecured Notes due January 2007	—	—	400	400
$550 million par, 3.4% Senior Unsecured Notes due August 2007	545	549	540	543
$500 million par, 3.3% Senior Unsecured Notes due January 2008	492	494	489	489
$250 million par, 3.8% Senior Unsecured Notes due February 2009	243	244	243	243
Senior Unsecured Floating-Rate Notes due March 2009	650	650	650	649
$450 million par, 4.1% Senior Unsecured Notes due August 2009	437	438	438	438
Senior Unsecured Floating-Rate Notes due June 2010	500	500	—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	739	742	748	747
$450 million par, 4.9% Senior Unsecured Notes due April 2013	439	431	444	436
$250 million par, 4.8% Senior Unsecured Notes due February 2014	236	236	242	239
$500 million par, 5.0% Senior Unsecured Notes due August 2014	476	477	489	485
$500 million par, 4.9% Senior Unsecured Notes due March 2015	474	469	488	479
$750 million par, 5.4% Senior Unsecured Notes due March 2016	717	722	741	743
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95	90	95	95
$500 million par, 6.0% Senior Unsecured Notes due June 2017	496	494	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	780	844	839
$500 million par, 6.5% Senior Unsecured Notes due June 2037	494	494	—	—
Interest Rate Swaps	137	137	73	73

Total Commercial Paper and Debt	8,429	8,362	7,456	7,430
Less Current Maturities	(1,465)	(1,472)	(1,483)	(1,475)

Long-Term Debt, less current maturities	$6,964	$6,890	$5,973	$5,955

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.
(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of June 30, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.4%.

In June 2007, we issued $500 million of floating-rate notes due June 2010, $500 million of 6% fixed-rate notes due June 2017, and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at June 30, 2007. These notes were issued under exemption from registration under Rule 144A and Regulation S of the

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Act of 1933. We have agreed to consummate an exchange offer pursuant to an effective registration statement filed with the SEC to allow purchasers of the notes to exchange each series of the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933. In addition, we have agreed to file, under certain circumstances, a shelf registration statement to cover resales of the notes. If we fail to complete the exchange offer by November 26, 2008, or if the Company is obligated to file a shelf registration statement to register the notes for resale and such shelf registration statement has not been declared effective by the SEC by June 16, 2008, the annual interest rate on the notes will increase by 0.25% per annum during each 90-day period following November 26, 2008 or June 16, 2008, as applicable, but not to exceed 0.5% per annum.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of June 30, 2007, we had no amounts outstanding under our $2.6 billion credit facility.

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

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. As of June 30, 2007, we had no amounts outstanding under our $7.5 billion credit facility. Effective August 3, 2007, we elected to voluntarily reduce the amount of this facility to $1.5 billion.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at June 30, 2007.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $5.2 billion as of June 30, 2007, with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2007, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $137 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At June 30, 2007, the rates used to accrue interest expense on these agreements ranged from 5.0% to 5.7%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We believe we were in compliance with the requirements of all debt covenants as of June 30, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the holders who previously sent the notice of default that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of Senior Unsecured Notes due March 2036. We intend to prosecute the declaratory judgment action vigorously.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued approximately 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million. In 2007, approximately $2 million of convertible notes were tendered for conversion, for which we issued 77,261 shares of UnitedHealth Group common stock, valued at approximately $5 million, and cash of approximately $2 million.

8.    Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2007, we purchased 44.1 million shares which were settled for cash on or before June 30, 2007 at an average price of approximately $54 per share and an aggregate cost of approximately $2.4 billion. As of June 30, 2007, we had Board of Directors’ authorization to purchase up to an additional 91.8 million shares of our common stock.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, we had approximately 67.3 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, and up to 26.1 million of awards in restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled stock appreciation rights (SARs). Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	172.1	$30	180.2	$28
Granted	20.8	$54	21.5	$54
Exercised	(11.2)	$20	(18.3)	$18
Forfeited	(4.1)	$25	(5.8)	$28

Outstanding at End of Period	177.6	$33	177.6	$33

Exercisable or Projected to Vest in Future	169.8	$32	169.8	$32

Exercisable at End of Period	113.9	$24	113.9	$24

As of June 30, 2007 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.68 – $17.39	45.5	2.5	$11	45.5	$11
$17.40 – $33.62	46.6	5.0	$24	42.1	$23
$33.63 – $48.58	51.3	7.6	$46	21.8	$45
$48.59 – $63.65	34.2	9.1	$56	4.5	$58

$ 1.68 – $63.65	177.6	5.9	$33	113.9	$24

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk Free Interest Rate	4.8% – 5.0%	4.7% – 5.1%	4.8% – 5.2%	4.1% – 5.1%
Expected Volatility	23.9%	26.8%	23.4%	25.5%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.1	4.1	4.1	4.1

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average fair value of stock options and SARs granted in each of the three and six months ended June 30, 2007 was $14 per share. The weighted-average fair value of stock options and SARs granted in each of the three and six months ended June 30, 2006 was $11 per share. The aggregate fair value of stock options and SARs that vested during the three and six months ended June 30, 2007 was $102 million and $166 million, respectively. The aggregate fair value of stock options and SARs that vested during the three and six months ended June 30, 2006 was $55 million and $168 million, respectively. As of June 30, 2007, the aggregate intrinsic value of outstanding stock options and SARs was $3.3 billion, with a weighted-average remaining contractual term of 5.9 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $3.1 billion, with a weighted-average remaining contractual term of 4.5 years. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2007 was $388 million and $659 million, respectively. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2006 was $153 million and $576 million, respectively.

Restricted stock awards generally vest ratably over two to five years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at Beginning of Period	1.2	$59	1.3	$59
Granted	0.1	$54	0.1	$54
Vested	—	$—	(0.1)	$58
Forfeited	(0.1)	$30	(0.1)	$30

Outstanding at End of Period	1.2	$60	1.2	$60

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and six months ended June 30, 2007, we recognized compensation expense related to our stock-based compensation plans of $90 million ($60 million net of tax effects) and $350 million ($227 million net of tax effects), respectively. For the three and six months ended June 30, 2006, we recognized compensation expense of $94 million ($62 million net of tax effects) and $184 million ($119 million net of tax effects), respectively. Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statements of Operations. As of June 30, 2007, there was $787 million of total unrecognized compensation cost related to stock awards that is expected to be recognized over a weighted-average period of approximately 2.6 years.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2007, the income tax benefit realized from stock-based awards was $142 million and $242 million, respectively. For the three and six months ended June 30, 2006, the income tax benefit realized from stock-based awards was $58 million and $219 million, respectively.

Included in the stock-based compensation expense for the six months ended June 30, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historic stock option practices. As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officers, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option exercise price and the revised increased stock option exercise price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

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

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

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

We have provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for our current Chief Executive Officer (CEO) and our former CEO as well as for certain nonexecutive officers under a plan that was assumed in an acquisition. No additional amounts are accruing to the SERPs of our current CEO and former CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal amount in Long-Term Other Liabilities in the Condensed Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or in other periods, as elected under the plan.

10.    AARP

In 1998, we began a contract with AARP to provide health insurance products and services to members of AARP. These products include coverage which supplements benefits provided under traditional Medicare (Medicare Supplement Insurance), as well as other indemnity products. Under the terms of the contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. Premium revenues from our portion of the AARP insurance offerings were approximately $2.7 billion for the six months ended June 30, 2007.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at June 30, 2007 is sufficient to cover potential future underwriting and other risks associated with the contract.

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	June 30, 2007	December 31, 2006
Accounts Receivable	$456	$417
Assets Under Management	$1,969	$1,924
Medical Costs Payable	$1,090	$1,004
Other Policy Liabilities	$943	$1,008
Other Current Liabilities	$392	$329

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by the AARP Medicare Supplement Insurance program. We do not guarantee any rates of investment return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Assets under management are

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of June 30, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$382	$—	$—	$382
Debt Securities — Available for Sale	1,618	2	(33)	1,587

Total Cash and Investments	$2,000	$2	$(33)	$1,969

Under a separate license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty and assume all operational and underwriting risks.

On April 13, 2007, we entered into an agreement to extend and expand our relationship with AARP through December 31, 2014. The agreement was expanded to give us an exclusive right to use the AARP brand on our Medicare Advantage offerings, subject to certain limited exclusions, and to extend the arrangements on our AARP-branded Medicare Supplement products and services and Medicare Part D offerings.

11.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and six month periods ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Earnings	$1,228	$981	$2,155	$1,872
Change in Net Unrealized Gains/Losses on Investments, net of tax effects	(86)	(45)	(77)	(126)

Comprehensive Income	$1,142	$936	$2,078	$1,746

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present segment financial information for the three and six month periods ended June 30, 2007 and 2006 (in millions):

Three Months Ended June 30, 2007	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$16,800	$1,106	$606	$195	$—	$18,707
Revenues — Intersegment	—	278	541	91	(910)	—
Investment and Other Income	253	24	16	—	—	293

Total Revenues	$17,053	$1,408	$1,163	$286	$(910)	$19,000

Earnings from Operations	$1,616	$201	$213	$44	$—	$2,074

Three Months Ended June 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,889	$1,057	$575	$148	$—	$17,669
Revenues — Intersegment	—	279	405	68	(752)	—
Investment and Other Income	170	13	11	—	—	194

Total Revenues	$16,059	$1,349	$991	$216	$(752)	$17,863

Earnings from Operations	$1,227	$221	$189	$30	$—	$1,667

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2007	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$33,656	$2,246	$1,202	$380	$—	$37,484
Revenues — Intersegment	—	557	1,044	169	(1,770)	—
Investment and Other Income	489	44	30	—	—	563

Total Revenues	$34,145	$2,847	$2,276	$549	$(1,770)	$38,047

Earnings from Operations	$2,916	$416	$418	$82	$(176)	$3,656

Six Months Ended June 30, 2006	Health Care Services	Uniprise	Specialized Care Services	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$31,510	$2,101	$1,148	$292	$—	$35,051
Revenues — Intersegment	—	555	802	132	(1,489)	—
Investment and Other Income	344	27	22	—	—	393

Total Revenues	$31,854	$2,683	$1,972	$424	$(1,489)	$35,444

Earnings from Operations	$2,284	$430	$366	$60	$—	$3,140

In 2007, we began transitioning our operating structure into new market groups. This structure will continue to evolve as we add new executive positions and realign enterprise-wide functions to strengthen our capabilities and performance. We have not currently realigned assets or changed the way our senior executives evaluate financial performance. Therefore, until we have completed the transition into the new market groups, we will continue to describe and report our results of operations using the four business segments described above.

13.    Commitments and Contingencies

Legal Matters Relating to Historic Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the SEC relating to our historic stock option practices.

On May 17, 2006, we received a document request from the Internal Revenue Service seeking documents relating to our historic stock option grants and other compensation for the persons who from 2003 to May 2006 were the named executive officers in our annual proxy statements.

On May 17, 2006, we received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the date of the subpoena relating to our historic stock option practices.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning our executive compensation and historic stock option practices. After filing an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, we filed a Motion for Protective Order, which was denied by the trial court. We are pursuing an appeal of the Order denying the Protective Order.

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

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of the options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and a shareholder demand, and determine whether the Company’s rights and remedies should be pursued. Defendants have moved to dismiss or in the alternative to stay the litigation pending resolution of the Special Litigation Committee process. In an Order dated March 14, 2007, the Court stayed the action, but allowed limited discovery, which the Court is supervising. A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as a nominal defendant. On February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process. On June 25, 2007, the state court judge entered an order modifying the stay to allow plaintiffs counsel to access documents produced in the federal derivative action described above.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. The motion to dismiss was denied in an order filed on June 4, 2007. We intend to vigorously defend against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of our current and former officers and directors in the United State District

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (“ERISA”) by allowing the plan to continue to hold company stock. Plaintiffs have filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. Defendants moved to dismiss the action on June 22, 2007. The motion to dismiss will be heard on or after September 17, 2007. We intend to vigorously defend against the action.

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

As previously disclosed in our 2006 Annual Report on Form 10-K, we believe that compensation expense related to prior exercises of certain stock options by certain of the Company’s executive officers will no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) as a result of the revision of measurement dates that occurred as part of our review of the Company’s historic stock option matters. For the year ended December 31, 2006, we accrued additional tax liabilities relating to these lost tax deductions of $90 million with corresponding interest of $11 million. Although we may incur other liabilities relating to this tax matter, we do not expect them to be material.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendents have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. It is anticipated that the trial court will now lift the stay and address the continuing viability of the tag-along claims. We intend to vigorously defend any remaining claims.

On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company in the state court in New York. We removed the case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. On June 15, 2007, the trial court granted part of our motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims on behalf of their physician members. The Court also ruled that the plaintiffs can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the providers and plan participants have no standing to bring a claim where the provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims. On July 10, 2007, plaintiffs filed a fourth amended complaint restating the remaining claims. We intend to vigorously defend against the remaining claims.

Government Regulation

Our business is regulated at federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. The broad latitude that is given to the agencies administering those regulations, as well as state legislatures and Congress continue to focus on health care issues as the subject of proposed legislation could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. Further, we must obtain and maintain regulatory approvals to market many of our products.

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Attorneys. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs.

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

14.    Recent Accounting Standards

Recently Adopted Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. We have adopted FIN 48 as of January 1, 2007.

The cumulative effect of adopting FIN 48 for the first quarter of 2007 resulted in an increase to our liability for unrecognized tax benefits of $88 million, which was accounted for as a reduction of $62 million in retained earnings and an increase of $26 million in goodwill. The total amount of unrecognized tax benefits as of the date of adoption is $341 million.

The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would have affected the effective tax rate for the first quarter of 2007 was $128 million. We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. The total amount of accrued interest as of the date of adoption was $34 million, and was not included in the total unrecognized tax benefits amount discussed above. No amount was accrued for penalties.

We currently file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. With the exception of a few states, we are no longer subject to income tax examinations prior to 2001 in major tax jurisdictions.

We do not have any individual uncertain tax positions that are expected to significantly increase or decrease within twelve months of June 30, 2007.

Recently Issued Accounting Standards

In June 2007, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1). The new guidance clarifies which entities are within the scope of the AICPA Audit and Accounting Guide, “Investment Companies” (the “Guide”). It also addresses whether companies that own or have significant stakes in an investment company should retain the specialized financial-statement accounting the Guide prescribes for the investment company industry. SOP 07-1 is effective for our 2008 fiscal year. We are currently evaluating the impact of this guidance, if any, on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our Condensed Consolidated Financial Statements.

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

Summary highlights of our second quarter 2007 results include:

•	Diluted net earnings per common share of $0.89, an increase of 27% from $0.70 per share reported in the second quarter of 2006.

•	Consolidated revenues of $19.0 billion increased $1.1 billion, or 6%, over the second quarter of 2006.

•	Earnings from operations of $2.1 billion, up $407 million, or 24%, over the comparable prior year period.

•	Cash flows from operations of $1.7 billion was consistent with the second quarter of 2006.

•	The consolidated medical care ratio of 80.3% decreased from 81.6% in the second quarter of 2006.

•	The operating cost ratio of 13.7% for the second quarter of 2007 improved from 13.9% in the second quarter of 2006.

	Three Months Ended June 30,			Six Months Ended June 30, (1)
(In millions, except per share data)	2007	2006	Percent Change	2007	2006	Percent Change
Revenues	$19,000	$17,863	6%	$38,047	$35,444	7%
Earnings from Operations	$2,074	$1,667	24%	$3,656	$3,140	16%
Net Earnings	$1,228	$981	25%	$2,155	$1,872	15%
Diluted Net Earnings Per Common Share	$0.89	$0.70	27%	$1.55	$1.33	17%
Medical Care Ratio	80.3%	81.6%		81.5%	81.8%
Operating Cost Ratio	13.7%	13.9%		13.8%	14.1%
Return on Equity (annualized)	23.3%	22.1%		20.5%	21.0%
Operating Margin	10.9%	9.3%		9.6%	8.9%

(1)	Results for the six months ended June 30, 2007 include $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of Section 409A of the Internal Revenue Code (Section 409A) involving the Company’s payment of certain employees’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officers. These matters are discussed more fully in the “Operating Costs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated revenues for the three and six months ended June 30, 2007 of $19.0 billion and $38.0 billion, respectively, increased by $1.1 billion, or 6%, and $2.6 billion, or 7%, over the comparable 2006 periods driven primarily by rate increases on premium-based and fee-based services, growth in the total number of individuals served during the respective periods and growth in our Medicare Part D program. The following is a discussion of consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues for the three and six months ended June 30, 2007 of $17.4 billion and $34.8 billion, respectively, increased by $0.9 billion, or 6%, and $2.2 billion, or 7%, over the comparable 2006 periods.

UnitedHealthcare premium revenues for the three and six months ended June 30, 2007 of $8.5 billion and $17.0 billion, respectively, increased by $106 million, or 1%, and $293 million, or 2%, over the comparable 2006 periods. These increases were primarily driven by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products and by premiums from businesses acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations premium revenues for the three and six months ended June 30, 2007 of $6.7 billion and $13.6 billion, respectively, increased by $541 million, or 9%, and $1.5 billion, or 12%, over the comparable 2006 periods. These increases were driven primarily by rate increases on the Medicare Advantage and Medicare supplement products, resolution of certain matters pertaining to Medicare population risk status and eligibility and continued growth in our Medicare Part D program. Specialized Care Services premium revenues for the three and six months ended June 30, 2007 of $886 million and $1.7 billion, respectively, increased by $95 million, or 12%, and $167 million, or 11%, over the comparable 2006 periods. These increases were primarily due to the strong growth in the number of individuals served by several Specialized Care Services’ businesses under premium-based arrangements. The remaining premium revenue increase was primarily driven by AmeriChoice’s Medicaid programs which contributed premium revenue increases of $224 million, or 26%, and $308 million, or 18%, for the three and six months ended June 30, 2007, respectively, over the comparable 2006 periods due primarily to an increase in the number of individuals served as well as rate increases.

Service Revenues

Service revenues for the three and six months ended June 30, 2007 totaled $1.1 billion and $2.3 billion, respectively, an increase of $71 million, or 7%, and $149 million, or 7%, over the comparable 2006 periods. The increases in service revenues were driven primarily by aggregate growth of 2% in the number of individuals served by Uniprise and UnitedHealthcare under fee-based arrangements since the second quarter of 2006, as well as annual rate increases. In addition, Ingenix service revenues increased for the three and six months ended June 30, 2007 by approximately 31% and 28%, respectively, due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2006.

Product Revenues

Product revenues for the three and six months ended June 30, 2007 totaled $202 million and $399 million, respectively, an increase of $37 million, or 22%, and $69 million, or 21%, over the comparable periods of 2006. This was primarily due to increased pharmacy sales at our PBM business.

Investment and Other Income

Investment and other income for the three and six months ended June 30, 2007 totaled $293 million and $563 million, respectively, representing an increase of $99 million, or 51%, and $170 million, or 43%, from the comparable periods in 2006. Interest income increased for the three and six months ended June 30, 2007 by $68 million and $166 million, respectively, from the comparable periods in 2006, principally due to the impact of increased levels of cash and fixed-income investments as well as higher yields on the investments. Net capital gains on sales of investments were $25 million in the second quarter of 2007 compared with net capital losses of $6 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, net capital gains from sales of investments were $24 million and $20 million, respectively.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio for the three and six months ended June 30, 2007 of 80.3% and 81.5%, respectively, decreased from 81.6% and 81.8% in the comparable 2006 periods. These medical care ratios decreased primarily as a result of a decrease in the medical care ratio relating to Ovations Medicare programs. This was partially offset by an increase in UnitedHealthcare’s commercial medical care ratio, which was primarily the result of a shift from favorable medical cost development in 2006 to unfavorable medical cost development in 2007.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for the three months ended June 30, 2007 included approximately $100 million of favorable medical cost development related to prior fiscal years and approximately $10 million of favorable medical cost development related to the first quarter of 2007. Medical costs for the three months ended June 30, 2006 included approximately $150 million in favorable medical cost development, all of which related to prior fiscal years. For the six months ended June 30, 2007 and 2006, medical costs included approximately $280 million and $370 million, respectively, of favorable medical cost development. Favorable medical cost development in all periods includes updated estimates for extension of benefit obligations based upon analysis of historical claim submissions. The decreases in favorable medical cost development year-over-year were primarily the result of UnitedHealthcare experiencing favorable development during the six months ended June 30, 2006 and unfavorable development during the six months ended June 30, 2007. This unfavorable development was partially driven by costs from higher benefit utilization in December 2006 relating primarily to our high-deductible risk-based products.

Medical costs for the three and six months ended June 30, 2007 of $13.9 billion and $28.4 billion, respectively, increased $534 million, or 4%, and $1.7 billion, or 6%, over the comparable 2006 periods due primarily to an annual medical cost trend of 7% to 8% on commercial risk-based business due to medical cost inflation, and growth in the Medicare Part D program.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three and six months ended June 30, 2007 of 13.7% and 13.8%, respectively, improved from 13.9% and 14.1% in the comparable 2006 periods. These decreases were primarily driven by productivity gains from technology deployment and other cost management initiatives, partially offset by expenses in the first quarter of 2007 associated with application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historic stock option practices, as described below.

Operating costs for the three and six months ended June 30, 2007 totaled $2.6 billion and $5.3 billion, respectively, an increase of $130 million, or 5%, and $263 million, or 5%, over the comparable 2006 periods. These increases were primarily due to revenue growth and general operating cost inflation. Additionally, the increase for the six months ended June 30, 2007 was impacted by expenses in the first quarter of 2007 associated with Section 409A, as described below.

Included in the operating costs for the six months ended June 30, 2007, is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historic stock option practices. As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officers, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

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

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

Cost of Products Sold

Cost of products sold for the three and six months ended June 30, 2007 totaled $181 million and $351 million, respectively, an increase of $38 million, or 27%, and $71 million, or 25%, over the comparable periods of 2006. This was primarily due to costs associated with increased pharmacy sales at our PBM business.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2007 of $196 million and $387 million, respectively, increased from $168 million and $325 million for the comparable 2006 periods. The increases were primarily related to higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2006, as well as separately identifiable intangible assets acquired in business acquisitions since the beginning of 2006.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2007 was essentially flat at 36.7% compared to 36.8% for the comparable 2006 period. Our effective income tax rate for the six months ended June 30, 2007 and 2006 was 36.7% and 36.4%, respectively. The increase was largely due to business and income mix in states with differing income tax rates, as well as a decrease in tax-exempt interest.

Business Segments

The following summarizes the operating results of our business segments for the three and six months ended June 30 (in millions):

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Health Care Services	$17,053	$16,059	6%	$34,145	$31,854	7%
Uniprise	1,408	1,349	4%	2,847	2,683	6%
Specialized Care Services	1,163	991	17%	2,276	1,972	15%
Ingenix	286	216	32%	549	424	29%
Eliminations	(910)	(752)	nm	(1,770)	(1,489)	nm

Consolidated Revenues	$19,000	$17,863	6%	$38,047	$35,444	7%

nm = not meaningful

Earnings from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Health Care Services	$1,616	$1,227	32%	$2,916	$2,284	28%
Uniprise	201	221	(9)%	416	430	(3)%
Specialized Care Services	213	189	13%	418	366	14%
Ingenix	44	30	47%	82	60	37%
Corporate	—	—	nm	(176)	—	nm

Consolidated Earnings from Operations	$2,074	$1,667	24%	$3,656	$3,140	16%

nm = not meaningful

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and six months ended June 30, 2007 of $17.1 billion and $34.1 billion, respectively, representing increases of $994 million, or 6%, and $2.3 billion, or 7%, over the comparable 2006 periods.

UnitedHealthcare revenues for the three and six months ended June 30, 2007 increased over the comparable 2006 periods by $139 million, or 2%, and $342 million, or 2%, to $8.9 billion and $17.8 billion, respectively. These increases were driven mainly by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products, an increase in the number of individuals served by UnitedHealthcare’s fee-based products and business acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations revenues for the three and six months ended June 30, 2007 increased over the comparable 2006 periods by $625 million, or 10%, and $1.6 billion, or 13%, to $7.0 billion and $14.2 billion, respectively. These increases were driven primarily by rate increases on the Medicare Advantage and Medicare supplement products, resolution of certain matters pertaining to Medicare population risk status and eligibility and continued growth in our Medicare Part D program. The remaining increase in Health Care Services revenues was attributable to an increase of

$230 million, or 26%, and $318 million, or 18%, for the three and six months ended June 30, 2007, respectively, over the comparable 2006 periods for AmeriChoice, which was due primarily to an increase in the number of individuals served by Medicaid products.

The Health Care Services segment had earnings from operations of $1.6 billion and $2.9 billion for the three and six months ended June 30, 2007, respectively, representing increases of $389 million, or 32%, and $632 million, or 28%, over the comparable periods of 2006. These increases were principally driven by a decrease in the medical care ratios for Ovations’ Medicare programs due to favorable medical cost trends and an increase in the number of individuals served by Medicare Part D, partially offset by a decrease in individuals served by UnitedHealthcare’s commercial risk-based products and an increase in the related medical care ratio. UnitedHealthcare’s commercial medical care ratio increased to 82.0% in the second quarter of 2007 from 79.9% in the second quarter of 2006, and to 81.6% for the six months ended June 30, 2007 from 79.7% over the comparable period of 2006. These increases were mainly due to a shift from favorable medical cost development for UnitedHealthcare in 2006 versus unfavorable medical cost development in 2007, partially driven by costs from higher benefit utilization in December 2006 relating primarily to our high-deductible risk-based products, as well as the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment. Health Care Services’ operating margin for the three and six months ended June 30, 2007 was 9.5% and 8.5%, respectively, representing an increase of 190 basis points and 130 basis points over the comparable periods of 2006, which reflected productivity gains from technology deployment and disciplined operating cost management as well as the factors discussed above.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of June 30 (in thousands) (1):

	2007	2006
Commercial
Risk-based	9,765	9,945
Fee-based	4,800	4,640

Total Commercial	14,565	14,585
Medicare Advantage	1,320	1,395
Medicare Part D Stand-alone	4,650	4,450
Medicaid	1,650	1,360

Total Health Care Services	22,185	21,790

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of June 30, 2007 decreased 20,000 from the second quarter of 2006. This included an increase of 160,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, which was more than offset by a decrease of approximately 180,000 in the number of individuals served with commercial risk-based products due primarily to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of individuals to fee-based products.

The number of individuals served by Ovations’ Medicare Advantage products decreased by 75,000 from the second quarter of 2006 due primarily to a decline in participation in private-fee-for-service offerings. The number of individuals served by Medicare Part D on a stand-alone basis increased by 200,000 from the second quarter of 2006 to the second quarter of 2007 due to new customer relationships gained in the program. AmeriChoice’s Medicaid enrollment increased by 290,000 due to new customer gains, including 175,000 individuals served under the TennCare program in Tennessee, as well as from acquisitions completed since the second quarter of 2006.

Uniprise

Uniprise revenues for the three and six months ended June 30, 2007 of $1.4 billion and $2.8 billion, respectively, represent an increase of $59 million, or 4%, and $164 million, or 6%, over the comparable periods of 2006. The increases in revenue were driven primarily by growth of 1% in the number of individuals served by Uniprise at June 30, 2007 over the comparable period in 2006 and annual rate increases related to both risk-based and fee-based arrangements, partially offset by a downward premium revenue adjustment related to a retrospective-rated coverage arrangement for a large customer who experienced favorable medical cost performance. This adjustment had no effect on Uniprise operating earnings. Uniprise served 11.1 million and 11.0 million individuals as of June 30, 2007 and 2006, respectively, reflecting new customer relationships partially offset by employment attrition at continuing customers.

Uniprise earnings from operations for the three and six months ended June 30, 2007 of $201 million and $416 million, respectively, decreased $20 million, or 9%, and $14 million, or 3%, over the comparable periods of 2006. Operating margin decreased to 14.3% and 14.6% for the three and six months ended June 30, 2007, respectively, from 16.4% and 16.0% in the comparable periods of 2006. Operating results were negatively impacted by an increase in operating costs aimed at advancing service levels and supporting strategic growth initiatives on an enterprise-wide basis as well as higher non-capitalizable technology development costs.

Specialized Care Services

Specialized Care Services had revenues for the three and six months ended June 30, 2007 of $1.2 billion and $2.3 billion, respectively, an increase of $172 million, or 17%, and $304 million, or 15%, over the comparable periods of 2006. These increases were principally driven by strong growth in the number of individuals served and rate increases.

Earnings from operations for the three and six months ended June 30, 2007 of $213 million and $418 million, respectively, increased $24 million, or 13%, and $52 million, or 14%, over the comparable periods of 2006 primarily due to strong growth in the number of individuals served and operational and productivity improvements within Specialized Care Services’ businesses. Specialized Care Services’ operating margin of 18.3% and 18.4% for the three and six months ended June 30, 2007, respectively, decreased from 19.1% and 18.6% in the comparable periods of 2006. The decrease in operating margin reflected a continued business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix revenues for the three and six months ended June 30, 2007 of $286 million and $549 million, respectively, increased by $70 million, or 32%, and $125 million, or 29%, over the comparable periods of 2006 due primarily to new business growth in the health information and contract research businesses as well as revenue from businesses acquired since the beginning of 2006.

Earnings from operations for the three and six months ended June 30, 2007 of $44 million and $82 million, respectively, were up $14 million, or 47%, and $22 million, or 37%, over the comparable periods of 2006. The operating margin for the three and six months ended June 30, 2007 of 15.4% and 14.9%, respectively, improved from 13.9% and 14.2% over the comparable periods of 2006. These increases were driven primarily by growth in the health information and contract research businesses, earnings from businesses acquired since the beginning of 2006 and effective operating cost management. Ingenix typically generates higher revenues and operating margins in the second half of the year due to seasonally strong demand for higher margin health information products.

Financial Condition and Liquidity at June 30, 2007

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $24.5 billion at June 30, 2007. Total cash and investments increased by $3.9 billion since December 31, 2006, primarily due to strong operating cash flows, funds received from CMS under the Medicare Part D program in advance of required benefit payments and the issuance of debt, partially offset by share repurchases, repayments on debt and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2007, approximately $2.9 billion of our $24.5 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $4.3 billion for the six months ended June 30, 2007, representing a decrease over the comparable 2006 period of $321 million, or 7%, due to a reduction in working capital cash flows of $855 million partially offset by an increase of $534 million in net income excluding depreciation, amortization and other noncash items. The decrease in working capital cash flows resulted primarily from growth in the Medicare Part D business and the related risk-share receivables in the first half of 2007. Additionally, first quarter 2006 operating cash flows benefited from the initial establishment of the medical costs payable balance related to this program. Operating cash flows for the six months ended June 30, 2007 and 2006 included $1.6 billion and $1.5 billion, respectively, of advance receipts related to the July Medicare premium payments from CMS.

As a result of our announcement in November 2006 that our previously issued financial statements should no longer be relied upon, we were unable to issue shares registered under the Securities Act of 1933, as amended, under our employee stock plans and we temporarily suspended any exercise of stock options until we became current in our SEC filings in March 2007. To address the impact to holders of options that would expire or terminate during the suspension period, the Company offered cash settlement of the affected awards. This resulted in additional stock compensation expense for the fourth quarter of 2006 of $31 million. This amount was paid in full during the first quarter of 2007.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of June 30, 2007 and December 31, 2006, we had commercial paper and debt outstanding of approximately $8.4 billion and $7.5 billion, respectively. Our debt-to-total-capital ratio was 28.6% and 26.4% as of June 30, 2007 and December 31, 2006, respectively. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of June 30, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.4%.

In June 2007, we issued $500 million of floating-rate notes due June 2010, $500 million of 6% fixed-rate notes due June 2017, and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.5% at June 30, 2007. These notes were issued under exemption from registration under Rule 144A and Regulation S of the Securities Act of 1933. We have agreed to consummate an exchange offer pursuant to an effective registration statement filed with the SEC to allow purchasers of the notes to exchange each series of the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933. In addition, we have agreed to file, under certain circumstances, a shelf registration statement to cover resales of the notes. If we fail to complete the exchange offer by November 26, 2008, or if the Company is obligated to file a shelf registration statement to register the notes for resale and such shelf registration statement has not been declared effective by the SEC by June 16, 2008, the annual interest rate on the notes will increase by 0.25% per annum during each 90-day period following November 26, 2008 or June 16, 2008, as applicable, but not to exceed 0.5% per annum.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of June 30, 2007, we had no amounts outstanding under our $2.6 billion credit facility.

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

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. As of June 30, 2007, we had no amounts outstanding under our $7.5 billion credit facility. Effective August 3, 2007, we elected to voluntarily reduce the amount of this facility to $1.5 billion.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at June 30, 2007.

To more closely align interest costs with the floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $5.2 billion as of June 30, 2007, with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2007, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $137 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At June 30, 2007, the rates used to accrue interest expense on these agreements ranged from 5.0% to 5.7%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We believe we are in compliance with the requirements of all debt covenants as of June 30, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold certain of our debt securities alleging a violation of our indenture governing our debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 13 to our unaudited Condensed Consolidated Financial Statements — “Legal Matters Relating to Historic Stock Option Practices” contained in Part I, Item 1 of this report for additional information.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million. In 2007, approximately $2 million of convertible notes were tendered for conversion, for which we issued 77,261 shares of UnitedHealth Group common stock, valued at approximately $5 million, and cash of approximately $2 million.

Our senior debt is rated “A” with a stable outlook by Standard & Poor’s (S&P), “A” with a stable outlook by Fitch, and “A3” with a stable outlook by Moody’s. Our commercial paper is rated “A-1” with a stable outlook by S&P, “F-1” with a stable outlook by Fitch, and “P-2” with a stable outlook by Moody’s. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2007, we purchased 44.1 million shares which were settled for cash on or before June 30, 2007 at an average price of approximately $54 per share and an aggregate cost of approximately $2.4 billion. As of June 30, 2007, we had Board of Directors’ authorization to purchase up to an additional 91.8 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares.

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

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 was disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the six months ended June 30, 2007, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity at June 30, 2007” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition, we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Condensed Consolidated Balance Sheets. We have committed to specific projects totaling $12 million of the $50 million charitable commitment at this time. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding.

As previously disclosed in our 2006 Annual Report on Form 10-K, we believe that compensation expense related to historic exercises of certain stock options by certain of the Company’s executive officers will no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) as a result of the revision of measurement dates that occurred as part of the review of the Company’s historic stock option matters. For the year ended December 31, 2006, we accrued additional tax liabilities relating to these lost tax deductions of $90 million with corresponding interest of $11 million. Although we may incur other liabilities relating to this tax matter, we do not expect them to be material.

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

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,400, the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in other current assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

The risk-share receivable to be received from CMS for the 2007 contract year through June 30, 2007 was approximately $550 million. This final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of June 30, 2007 for the 2006 contract year was approximately $450 million, which is expected to be settled in the second half of 2007. The net risk-share receivable from CMS of approximately $100 million is recorded in Other Current Assets in the Condensed Consolidated Balance Sheets.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products. Under the terms of this Supplemental Health Insurance contract, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings under this program. Premium revenues from our portion of the AARP insurance offerings were approximately $2.7 billion for the six months ended June 30, 2007.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member services expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 10 to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance at June 30, 2007 is currently sufficient to cover potential future underwriting and other risks associated with the contract.

Under a separate license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty and assume all operational and underwriting risks.

On April 13, 2007, we entered into an agreement to extend and expand our relationship with AARP for an additional seven years through December 31, 2014. The agreement was expanded to give us an exclusive right to use the AARP brand on our Medicare Advantage offerings, subject to certain limited exclusions, and to extend the arrangements on our AARP-branded Medicare Supplement products and services and Medicare Part D offerings.

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

In 2007, based on 2006 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval is approximately $2.5 billion. For the year ended December 31, 2006, the Company’s regulated subsidiaries paid over $2.5 billion in dividends to their parent companies, including approximately $300 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid us dividends of approximately $869 million through June 30, 2007.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. As of June 30, 2007, approximately $2.9 billion of our $24.5 billion of cash and investments was held by non-regulated subsidiaries and available for general corporate use.

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

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, provider contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care provider and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of June 30, 2007:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$135
(0.50)%	$90
(0.25)%	$45
0.25%	$(45)
0.50%	$(90)
0.75%	$(135)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of June 30, 2007:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$257
2%	$171
1%	$86
(1)%	$(86)
(2)%	$(171)
(3)%	$(257)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.
(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on the Company’s historical experience in estimating its liabilities incurred but not reported benefit claims.

In order to evaluate the impact of changes in medical cost estimates for any particular discrete period, one should consider both the amount of development recorded in the current period pertaining to prior periods and the amount of development recorded in subsequent periods pertaining to the current period. The accompanying table provides a summary of the net impact of favorable development on medical costs and earnings from operations (in millions):

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs		Earnings from Operations
			As Reported	As Adjusted (b)	As Reported	As Adjusted (b)
2004	$210	$(190)	$27,858	$27,668	$3,858	$4,048
2005	$400	$(30)	$33,669	$33,639	$5,080	$5,110
2006	$430	$150 (c)	$53,308	$53,458	$6,984	$6,834	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	For the six months ended June 30, 2007, the Company recorded net favorable development of $280 million pertaining to 2006. The amount of prior period development in 2007 pertaining to 2006 will change as our December 31, 2006 medical costs payable estimate continues to develop throughout 2007.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of June 30, 2007, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of June 30, 2007; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our June 30, 2007 estimates of medical costs payable and actual medical costs payable, second quarter 2007 earnings from operations would increase or decrease by $74 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

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

In October 2005, we sold the life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica of $2.0 billion, of which $1.8 billion is classified in other noncurrent assets as of June 30, 2007. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of June 30, 2007, there were no other significant concentrations of credit risk.

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

Cautionary Statements Relating to Our Historic Stock Option Practices

Matters relating to or arising out of our historic stock option practices, including regulatory inquiries, litigation matters, and potential additional cash and noncash charges could have a material adverse effect on the Company.

On October 15, 2006, we announced that an Independent Committee of the Board of Directors and its counsel had completed a review of the Company’s historic stock option practices and reported the findings to the non-management directors of the Company. After completing an internal review of the accounting treatment for all stock option grants, we restated previously filed financial statements, we are subject to various regulatory inquiries, and litigation matters, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

As previously disclosed, the SEC and the U.S. Attorney for the Southern District of New York are conducting investigations into the Company’s historic stock option practices and the Company has received requests for documents from the Internal Revenue Service, the Minnesota Attorney General and various Congressional committees in connection with these issues and the Company’s executive compensation practices. We have not resolved these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines, penalties, or other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. See Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a more detailed description of these inquiries and document requests.

Litigation Matters

We and certain of our current and former directors and officers are defendants in a consolidated federal securities class action, an ERISA class action, and state and federal shareholder derivative actions relating to our historic stock option practices. We also have received shareholder demands relating to those practices. Our Board of Directors has designated an independent Special Litigation Committee, consisting of two former Minnesota Supreme Court Justices, to investigate and decide whether to pursue the claims raised in the derivative actions and shareholder demands.

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

In connection with the departure of William W. McGuire, M.D., our former Chairman and Chief Executive Officer, the U.S. District Court for the District of Minnesota issued an Order on November 29, 2006 preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements, including making any payments to Dr. McGuire under those agreements and prohibiting the commencement of any arbitration pursuant to the employment agreement until at least 30 days after the Special Litigation Committee’s decision. On July 30, 2007, the Court issued a new Order extending the effectiveness of the original Order to October 15, 2007. The Court also clarified that the Order does not prohibit the Company from making payments of up to $3 million to Dr. McGuire under the Company’s Executive Savings Plan, and the Order permits an arbitration pursuant to Dr. McGuire’s employment agreement, but only as to any dispute regarding Dr. McGuire’s Executive Savings Plan (no other arbitration pursuant to the employment agreement may be commenced while the Order is in effect until after the Special Litigation Committee has reached a decision).

These actions are in preliminary stages, and we cannot provide assurance that their ultimate outcome will not have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a more detailed description of these proceedings and shareholder demands.

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

Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance, Medicare Part D prescription drug plans, and other products to AARP members. Our recently renewed agreement with AARP expands the relationship to include AARP-branded Medicare Advantage plans, and contains commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for AARP members. The AARP agreement may be terminated early under certain circumstances, including a material breach by either party, insolvency of either party, a material adverse change in the financial condition of either party, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our revenues.

We are subject to funding risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate as a payer in Medicare Advantage, Medicare Part D, and various Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Revenues for these programs are dependent upon annual funding from the federal government or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions at the federal or applicable state level and general political issues and priorities. An unexpected reduction in government funding for these programs may adversely affect our revenues and financial results.

Our business is subject to routine government scrutiny, and we must respond quickly and appropriately to frequent changes in government regulations.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. The broad latitude that is given to the agencies administering those regulations, as well as future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of acquisitions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

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

We are involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the U.S. Department of Justice and U.S. Attorneys. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

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

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by provider groups. See Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a more detailed description of our pending litigation matters.

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

In connection with the PacifiCare merger, we acquired a PBM business, Prescription Solutions. We also provide pharmacy benefits management services through UnitedHealth Pharmaceutical Solutions. Prescription Solutions and UnitedHealth Pharmaceutical Solutions are subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies. While we do not believe that our PBMs are a fiduciary, if a court were to determine that our PBM business acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and drug management programs, contracting network practices, specialty drug distribution and other transactions. Our PBM also conducts business as a mail order pharmacy, which subjects it to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with purported errors by our mail order pharmacy, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.7 billion as of June 30, 2007, representing approximately 35% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with any privacy proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates or equity prices. The Company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $11.1 billion of our investments at June 30, 2007 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at June 30, 2007, the fair value of our fixed-income investments would decrease or increase by approximately $398 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.7 billion of our commercial paper and debt had variable rates of interest and $1.7 billion had fixed rates as of June 30, 2007. A hypothetical 1% increase or decrease in interest rates would not be material to the fair value of our commercial paper and debt.

At June 30, 2007, we had $368 million of equity investments, a portion of which were held by our UnitedHealth Capital business in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is included in Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

Item 1A.	Risk Factors

A description of our risk factors is included in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Set forth below is a summary of the material changes to the risk factors that we previously disclosed:

•	We have updated the risk factors relating to our historic stock option practices; and

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Second Quarter 2007

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 30, 2007	6,550,000	(2)	$53.57	6,550,000	109,100,000
May 31, 2007	12,050,654	(3)	$53.55	12,050,000	97,050,000
June 30, 2007	5,250,000	(4)	$52.92	5,250,000	91,800,000

TOTAL	23,850,654		$53.41	23,850,000

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(2)	Represents the total number of shares of our common stock repurchased during the period.
(3)	Represents 12,050,000 shares of our common stock repurchased during the period and 654 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(4)	Represents the total number of shares repurchased during the period, of which 4,500,000 of these shares were settled for cash on or before June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 29, 2007. The shareholders of record of our common stock at the close of business on April 9, 2007 were entitled to vote at the Annual Meeting. At the close of business on April 9, 2007, there were 1,341,568,237 shares of our common stock outstanding. At the Annual Meeting, holders of 1,183,864,542 shares of our common stock were represented in person or by proxy. Our shareholders voted on the following matters at the Annual Meeting:

1.	Election of Directors. The four directors elected at the Annual Meeting were:

Director Nominee	For	Withhold
• William C. Ballard, Jr.	885,338,010	298,526,532
• Richard T. Burke	1,010,077,011	173,787,531
• Robert J. Darretta	1,145,191,122	38,673,420
• Stephen J. Hemsley	1,018,624,825	165,239,717

The other directors whose terms of office continued after the Annual Meeting were: James A. Johnson; Thomas H. Kean; Douglas W. Leatherdale; Mary O. Mundinger, Dr.P.H.; Robert L. Ryan; and Gail R. Wilensky, Ph.D.

2.	Amendments to Articles of Incorporation and Bylaws. The five proposals to amend the Company’s Articles of Incorporation and Bylaws were approved as follows:

Description	For	Against	Abstain
• Proposal to require a majority vote for the election of directors	1,116,235,124	60,125,911	7,503,507
• Proposal to provide for the annual election of all members of the Board of Directors	1,149,201,567	27,365,478	7,297,497
• Proposal to eliminate supermajority provisions for the removal of directors	1,150,627,572	25,786,466	7,450,504
• Proposal to eliminate supermajority provisions relating to certain business combinations	1,149,130,128	26,941,670	7,792,744
• Proposal to amend and restate the Company’s Articles of Incorporation	1,150,004,510	24,907,364	8,952,668

3.	Ratification of the Appointment of Deloitte & Touche, LLP. The appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007 was ratified as follows:

For	Against	Abstain
1,107,139,606	69,065,511	7,659,425

4.	Shareholder Proposals. Each shareholder proposal was not approved as follows:

Description	For	Against	Abstain	Broker Non-Votes
• Proposal concerning performance-vesting shares	437,141,717	615,532,207	8,909,920	122,280,698
• Proposal concerning the supplemental executive retirement plan	303,546,547	749,127,815	8,906,732	122,283,448
• Proposal concerning an advisory resolution on compensation of named executive officers	413,156,812	576,565,148	71,859,134	122,283,448
• Proposal relating to proxy access for shareholder nominees for election to the Company’s Board of Directors	447,581,488	541,501,100	72,501,256	122,280,698

Item 6.	Exhibits *

The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company

4.4	Registration Rights Agreement, dated as of June 21, 2007, among UnitedHealth Group Incorporated, Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated

10.1	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.2	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.3	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.4	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.5	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.6	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.7	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

Exhibit Number	Description

10.8	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.9	Amendment to Employment Agreement, effective as of April 16, 2007, between United HealthCare Services, Inc. and Lois E. Quam (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.10	Amendment to Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.11	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland

10.12	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere Komstadius

12.1	Ratio of Earnings to Fixed Charges

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: August 6, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: August 6, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: August 6, 2007

EXHIBITS*

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company

4.4	Registration Rights Agreement, dated as of June 21, 2007, among UnitedHealth Group Incorporated, Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated

10.1	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.2	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.3	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.4	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.5	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.6	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.7	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

Exhibit Number	Description
10.8	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.9	Amendment to Employment Agreement, effective as of April 16, 2007, between United HealthCare Services, Inc. and Lois E. Quam (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.10	Amendment to Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.11	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland

10.12	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere Komstadius

12.1	Ratio of Earnings to Fixed Charges

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.