Form 10-Q
period 2007-09-30
UNITEDHEALTH GROUP INC
filed 2007-11-01
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 23, 2007, there were 1,292,161,732 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements (unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$10,350	$10,320
Short-Term Investments	771	620
Accounts Receivable, net	1,318	1,323
Assets Under Management	2,100	1,970
Deferred Income Taxes	521	561
Other Current Assets	1,779	1,250

Total Current Assets	16,839	16,044
Long-Term Investments	10,946	9,642
Property, Equipment and Capitalized Software, net	1,999	1,894
Goodwill	16,909	16,822
Other Intangible Assets, net	1,777	1,904
Other Assets	1,971	2,014

TOTAL ASSETS	$50,441	$48,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,370	$8,076
Accounts Payable and Accrued Liabilities	4,087	3,713
Other Policy Liabilities	4,801	3,957
Commercial Paper and Current Maturities of Long-Term Debt	1,162	1,483
Unearned Premiums	1,209	1,268

Total Current Liabilities	19,629	18,497
Long-Term Debt, less current maturities	6,965	5,973
Future Policy Benefits for Life and Annuity Contracts	1,839	1,850
Deferred Income Taxes and Other Liabilities	1,343	1,190
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,286 and 1,345 issued and outstanding	13	13
Additional Paid-In Capital	2,916	6,406
Retained Earnings	17,714	14,376
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	22	15

Total Shareholders’ Equity	20,665	20,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,441	$48,320

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Premiums	$16,984	$16,483	$51,817	$49,101
Services	1,154	1,075	3,406	3,178
Products	239	186	638	516
Investment and Other Income	302	226	865	619

Total Revenues	18,679	17,970	56,726	53,414

OPERATING COSTS
Medical Costs	13,500	13,369	41,884	40,062
Operating Costs	2,616	2,419	7,885	7,425
Cost of Products Sold	206	151	557	431
Depreciation and Amortization	202	168	589	493

Total Operating Costs	16,524	16,107	50,915	48,411

EARNINGS FROM OPERATIONS	2,155	1,863	5,811	5,003
Interest Expense	(142)	(129)	(391)	(327)

EARNINGS BEFORE INCOME TAXES	2,013	1,734	5,420	4,676
Provision for Income Taxes	(730)	(622)	(1,982)	(1,692)

NET EARNINGS	$1,283	$1,112	$3,438	$2,984

BASIC NET EARNINGS PER COMMON SHARE	$0.98	$0.83	$2.59	$2.22

DILUTED NET EARNINGS PER COMMON SHARE	$0.95	$0.80	$2.50	$2.13

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,304	1,341	1,325	1,344
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	44	56	50	60

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,348	1,397	1,375	1,404

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net Earnings	$3,438	$2,984
Noncash Items:
Depreciation and Amortization	589	493
Deferred Income Taxes and Other	(283)	(297)
Stock-Based Compensation	445	277
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(388)	(444)
Medical Costs Payable	218	796
Accounts Payable and Other Accrued Liabilities	890	1,042
Unearned Premiums	(102)	75

Cash Flows From Operating Activities	4,807	4,926

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(205)	(718)
Purchases of Property, Equipment and Capitalized Software	(686)	(510)
Proceeds from Disposal of Property, Equipment and Capitalized Software	—	44
Purchases of Investments	(3,617)	(3,280)
Maturities and Sales of Investments	2,201	2,981

Cash Flows Used For Investing Activities	(2,307)	(1,483)

FINANCING ACTIVITIES
Proceeds From (Repayments of) Commercial Paper, net	150	(2,364)
Proceeds From Issuance of Long-Term Debt	1,489	3,000
Repayments of Long-Term Debt	(950)	—
Repayments of Convertible Subordinated Debentures	(5)	(91)
Common Stock Repurchases	(4,424)	(2,345)
Proceeds from Common Stock Issuances under Stock-Based Compensation Plans	529	351
Stock-Based Compensation Excess Tax Benefits	243	228
Customer Funds Administered	547	1,706
Dividends Paid	(40)	(41)
Other	(9)	(56)

Cash Flows (Used For) From Financing Activities	(2,470)	388

INCREASE IN CASH AND CASH EQUIVALENTS	30	3,831
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,320	5,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,350	$9,252

See notes to condensed consolidated financial statements

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Use of Estimates

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments needed to present the financial results for these interim periods fairly. In accordance with the rules and regulations of the Securities and Exchange Commission (SEC), we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited Consolidated Financial Statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these unaudited Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and therefore are recorded as Premium Revenues in the Condensed Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period in Unearned Premiums in the Condensed Consolidated Balance Sheets.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2007, amounts on deposit for these subsidies for the 2007 and 2006 contract years were $741 million and $1.3 billion, respectively.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,400, the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

The risk-share receivable from CMS for the 2007 contract year through September 30, 2007 was approximately $210 million. This final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of September 30, 2007 for the 2006 contract year was approximately $530 million, subject to the reconciliation process with CMS, and which is expected to be settled by the end of 2007. The net risk-share payable to CMS of approximately $320 million is recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 25% of our total consolidated revenues for the nine months ended September 30, 2007.

3.    Acquisitions

On March 12, 2007, we announced that we had signed a definitive merger agreement under which the Company will acquire all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. The transaction has been approved by the Boards of Directors of both companies, Sierra’s shareholders and all required state regulatory agencies, and is expected to close prior to the end of 2007, subject to federal regulatory approvals and other customary conditions. This acquisition is intended to strengthen our position in the rapidly growing southwest region and broaden our senior health capabilities.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in employee termination benefit costs and other integration costs related to the December 20, 2005 acquisition of PacifiCare Health Systems, Inc. (PacifiCare) for the nine months ended September 30, 2007 (in millions):

	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2006	$27	$28	$55
Accrual adjustments	(13)	(3)	(16)
Payments made against liabilities	(3)	(21)	(24)

Accrued integration liabilities at September 30, 2007	$11	$4	$15

For the nine months ended September 30, 2007, aggregate consideration paid, net of cash assumed and other effects, for smaller acquisitions was $205 million. These acquisitions were not material to our Condensed Consolidated Financial Statements.

4.    Cash, Cash Equivalents and Investments

As of September 30, 2007 and December 31, 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Cash and Cash Equivalents	$10,350	$—	$—	$10,350
Debt Securities — Available for Sale	11,112	63	(48)	11,127
Equity Securities — Available for Sale	362	21	(1)	382
Debt Securities — Held to Maturity	208	—	—	208

Total Cash and Investments	$22,032	$84	$(49)	$22,067

December 31, 2006
Cash and Cash Equivalents	$10,320	$—	$—	$10,320
Debt Securities — Available for Sale	9,710	57	(52)	9,715
Equity Securities — Available for Sale	291	22	(1)	312
Debt Securities — Held to Maturity	235	—	—	235

Total Cash and Investments	$20,556	$79	$(53)	$20,582

During the three and nine months ended September 30, we recorded realized gains and losses on the sale of investments, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross Realized Gains	$15	$4	$47	$38
Gross Realized Losses	(3)	(13)	(11)	(27)

Net Realized Gains (Losses)	$12	$(9)	$36	$11

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2007 and 2006, were as follows (in millions):

	Health Care Services	Uniprise	OptumHealth	Ingenix	Consolidated Total
Balance at December 31, 2006	$13,996	$946	$1,054	$826	$16,822
Acquisitions and Subsequent Payments / Adjustments	(55)	1	(3)	144	87

Balance at September 30, 2007	$13,941	$947	$1,051	$970	$16,909

	Health Care Services	Uniprise	OptumHealth	Ingenix	Consolidated Total
Balance at December 31, 2005	$13,864	$917	$732	$725	$16,238
Acquisitions and Subsequent Payments / Adjustments	234	29	70	96	429

Balance at September 30, 2006	$14,098	$946	$802	$821	$16,667

The weighted-average useful life, gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2007 and December 31, 2006 were as follows (in millions):

	Weighted- Average Useful Life	September 30, 2007			December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	14 years	$1,879	$(358)	$1,521	$1,871	$(246)	$1,625
Patents, Trademarks and Technology	13 years	302	(112)	190	303	(89)	214
Other	12 years	103	(37)	66	103	(38)	65

Total	14 years	$2,284	$(507)	$1,777	$2,277	$(373)	$1,904

Amortization expense relating to intangible assets was approximately $48 million and $145 million for the three and nine months ended September 30, 2007, respectively, and approximately $46 million and $134 million for the three and nine months ended September 30, 2006, respectively. Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows: $190 million in 2007, $183 million in 2008, $166 million in 2009, $157 million in 2010, and $152 million in 2011.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Medical costs for the three months ended September 30, 2007 included approximately $70 million of favorable medical cost development related to prior fiscal years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2007. Medical costs for the three months ended September 30, 2006 included approximately $10 million in favorable medical cost development related to prior fiscal years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2006. For the nine months ended September 30, 2007 and 2006, medical costs included approximately $350 million and $380 million, respectively, of favorable medical cost development related to prior fiscal years.

7.    Commercial Paper and Debt

Commercial paper and debt consisted of the following (in millions):

	September 30, 2007		December 31, 2006
	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$648	$648	$498	$498
3.0% Convertible Subordinated Debentures	13	13	34	34
$400 million par, 5.2% Senior Unsecured Notes due January 2007	—	—	400	400
$550 million par, 3.4% Senior Unsecured Notes due August 2007	—	—	540	543
$500 million par, 3.3% Senior Unsecured Notes due January 2008	498	498	489	489
$250 million par, 3.8% Senior Unsecured Notes due February 2009	248	246	243	243
Senior Unsecured Floating-Rate Notes due March 2009	650	648	650	649
$450 million par, 4.1% Senior Unsecured Notes due August 2009	447	442	438	438
Senior Unsecured Floating-Rate Notes due June 2010	500	497	—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	757	752	748	747
$450 million par, 4.9% Senior Unsecured Notes due April 2013	446	437	444	436
$250 million par, 4.8% Senior Unsecured Notes due February 2014	245	239	242	239
$500 million par, 5.0% Senior Unsecured Notes due August 2014	493	494	489	485
$500 million par, 4.9% Senior Unsecured Notes due March 2015	485	476	488	479
$750 million par, 5.4% Senior Unsecured Notes due March 2016	744	732	741	743
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95	91	95	95
$500 million par, 6.0% Senior Unsecured Notes due June 2017	514	507	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	787	844	839
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495	506	—	—
Interest Rate Swaps	5	5	73	73

Total Commercial Paper and Debt	8,127	8,018	7,456	7,430
Less Current Maturities	(1,162)	(1,162)	(1,483)	(1,475)

Long-Term Debt, less current maturities	$6,965	$6,856	$5,973	$5,955

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.
(2)	Estimated based on third-party quoted market prices for the same or similar issues.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.8%.

In June 2007, we issued $500 million of floating-rate notes due June 2010, $500 million of 6% fixed-rate notes due June 2017, and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at September 30, 2007. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). We have agreed to consummate an exchange offer pursuant to an effective registration statement filed with the SEC to allow purchasers of the notes to exchange each series of the notes for a new issue of substantially identical debt securities registered under the 1933 Act. In addition, we have agreed to file, under certain circumstances, a shelf registration statement to cover resales of the notes.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of September 30, 2007, we had no amounts outstanding under our $2.6 billion credit facility.

On December 1, 2006, our Health Care Services business segment acquired Student Resources of The MEGA Life and Health Insurance Company through an asset purchase agreement. Under the terms of the asset purchase agreement, we issued a 10-year, 5.4% promissory note for approximately $95 million and paid approximately $1 million in cash in exchange for the net assets of Student Resources.

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. Effective August 3, 2007, we elected to voluntarily reduce the amount of this facility to $1.5 billion. As of September 30, 2007, we had no amounts outstanding under this credit facility. This credit facility expired on October 15, 2007.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the LIBOR and had an interest rate of 5.7% at September 30, 2007.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.7 billion as of September 30, 2007, with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2007, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $5 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At September 30, 2007, the rates used to accrue interest expense on these agreements ranged from 4.3% to 6.1%.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We believe we were in compliance with the requirements of all debt covenants as of September 30, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the same holders that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of our 5.8% Senior Unsecured Notes due March 2036. We are vigorously prosecuting the declaratory judgment action.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued approximately 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million and amended the indenture governing these notes. During the first nine months of 2007, approximately $5 million of convertible notes were tendered for conversion, for which we issued 282,857 shares of UnitedHealth Group common stock, valued at approximately $18 million, and cash of approximately $5 million. In September 2007, we notified the remaining holders of our intent to fully redeem all outstanding convertible notes on October 18, 2007, the earliest redemption date. As of October 16, 2007, all outstanding convertible notes were tendered pursuant to this redemption notice.

8.    Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2007, we purchased 85.4 million shares which were settled for cash on or before September 30, 2007 at an average price of approximately $52 per share and an aggregate cost of approximately $4.4 billion. As of September 30, 2007, we had Board of Directors’ authorization to purchase up to an additional 50.6 million shares of our common stock. On October 30, 2007, our Board of Directors renewed and increased the Company’s common stock repurchase program, under which up to 210 million shares of our common stock may now be repurchased.

9.    Stock-Based Compensation and Other Employee Benefit Plans

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) as of January 1, 2006. FAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options, stock appreciation rights (SARs) and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost as calculated under FAS 123.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, we had approximately 69.9 million shares available for future grants of stock-based awards under our stock-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights, and up to 26.1 million of awards in restricted stock and restricted stock units. Our existing stock-based awards consist mainly of non-qualified stock options and stock-settled SARs. Stock options and SARs generally vest ratably over four years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity is summarized in the table below (shares in millions):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	177.6	$33	180.2	$28
Granted	0.5	$49	22.0	$54
Exercised	(7.1)	$22	(25.4)	$19
Forfeited	(2.2)	$50	(8.0)	$33

Outstanding at End of Period	168.8	$34	168.8	$34

Exercisable or Projected to Vest in Future	161.3	$33	161.3	$33

Exercisable at End of Period	107.8	$24	107.8	$24

As of September 30, 2007 (shares in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Option Term (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.99 – $18.05	45.0	2.3	$11	45.0	$11
$18.06 – $39.85	42.8	5.1	$25	38.0	$24
$39.86 – $48.58	47.3	7.3	$46	20.0	$46
$48.59 – $63.65	33.7	8.8	$56	4.8	$57

$ 3.99 – $63.65	168.8	5.7	$34	107.8	$24

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk Free Interest Rate	4.6% – 5.0%	5.0% – 5.2%	4.6% – 5.2%	4.1% – 5.2%
Expected Volatility	25.5%	26.9%	24.1%	26.0%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.1	4.1	4.1	4.1

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

The weighted-average fair value of stock options and SARs granted in the three and nine months ended September 30, 2007 was $13 per share and $14 per share, respectively. The weighted-average fair value of stock options and SARs granted in each of the three and nine months ended September 30, 2006 was $14 per share. The aggregate fair value of stock options and SARs that vested during the three and nine months ended September 30, 2007 was $22 million and $188 million, respectively. The aggregate fair value of stock options and SARs that vested during the three and nine months ended September 30, 2006 was $56 million and $224 million, respectively. As of September 30, 2007, the aggregate intrinsic value of outstanding stock options and SARs was $2.8 billion, with a weighted-average remaining contractual term of 5.7 years. The aggregate intrinsic value of exercisable stock options and SARs at that same date was $2.6 billion, with a weighted-average remaining contractual term of 4.3 years. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2007 was $203 million and $862 million, respectively. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2006 was $130 million and $706 million, respectively.

Restricted stock awards generally vest ratably over two to five years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity is summarized in the table below (shares in millions):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at Beginning of Period	1.2	$60	1.3	$59
Granted	—	$—	0.1	$52
Vested	—	$—	(0.1)	$44
Forfeited	—	$—	(0.1)	$35

Outstanding at End of Period	1.2	$60	1.2	$60

We recognize compensation cost for stock-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and nine months ended September 30, 2007, we recognized compensation expense related to our stock-based compensation plans of $95 million ($60 million net of tax effects) and $445 million ($287 million net of tax effects), respectively. For the three and nine months ended September 30, 2006, we recognized compensation expense of $93 million ($60 million net of tax effects) and $277 million ($179 million net of tax effects), respectively. Stock-based compensation expense is recognized within Operating Costs in the Condensed Consolidated Statements of Operations. As of September 30, 2007, there was $711 million of total unrecognized compensation cost related to stock awards that is expected to be recognized over a weighted-average period of approximately 2.4 years.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2007, the income tax benefit realized from stock-based awards was $72 million and $314 million, respectively. For the three and nine months ended September 30, 2006, the income tax benefit realized from stock-based awards was $50 million and $269 million, respectively.

Included in the stock-based compensation expense for the nine months ended September 30, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historic stock option practices. As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option exercise price and the revised increased stock option exercise price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

The $176 million Section 409A charge includes $87 million of expense ($55 million net of tax benefit) for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expense ($57 million net of tax benefit) for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments.

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

As further discussed in Note 8, we maintain a common stock repurchase program. The objectives of our share repurchase program are to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for stock-based award exercises.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an equal amount in Long-Term Other Liabilities in the Condensed Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or in other periods, as elected under each plan.

10.    AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products (Supplemental Health Insurance Program). Under the Supplemental Health Insurance Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the AARP Supplemental Health Insurance Program were approximately $4.0 billion for the nine months ended September 30, 2007.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statements of Operations. We believe the RSF balance at September 30, 2007 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The following AARP program-related assets and liabilities are included in our Condensed Consolidated Balance Sheets (in millions):

	Balance as of
	September 30, 2007	December 31, 2006
Accounts Receivable	$461	$417
Assets Under Management	$2,062	$1,924
Medical Costs Payable	$1,080	$1,004
Other Policy Liabilities	$1,053	$1,008
Other Current Liabilities	$390	$329

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretion, within investment guidelines approved by the Supplemental Health Insurance Program. We do not guarantee any rates of investment return on these investments and, upon transfer of this AARP agreement to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of September 30, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Cash and Cash Equivalents	$420	$—	$—	$420
Debt Securities — Available for Sale	1,648	10	(16)	1,642

Total Cash and Investments	$2,068	$10	$(16)	$2,062

December 31, 2006
Cash and Cash Equivalents	$532	$—	$—	$532
Debt Securities — Available for Sale	1,404	4	(16)	1,392

Total Cash and Investments	$1,936	$4	$(16)	$1,924

Under a separate trademark license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty for use of the trademark and member data and assume all operational and underwriting risks.

On October 3, 2007, we entered into four agreements with AARP that amended our existing AARP arrangements and incorporated many of the terms of the April 13, 2007 AARP agreement. These agreements extended our arrangements with AARP on the Supplemental Health Insurance Program to December 31, 2017, extended our arrangement with AARP on the Medicare Part D business to December 31, 2014, and gave us an exclusive right to use the AARP brand on our Medicare Advantage offerings until December 31, 2014, subject to certain limited exclusions.

11.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Earnings	$1,283	$1,112	$3,438	$2,984
Change in Net Unrealized Gains/Losses on Investments, net of tax effects	84	110	7	(16)

Comprehensive Income	$1,367	$1,222	$3,445	$2,968

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Segment Financial Information

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•

Health Care Services consists of the UnitedHealthcare, Ovations and AmeriChoice businesses. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small and mid-sized employers and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older. AmeriChoice provides network-based health and well-being services to beneficiaries of state Medicaid, Children’s Health Insurance Programs and other government-sponsored health care programs. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been combined in the Health Care Services segment column in the tables presented below because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment, typically within the same legal entity.

•

Uniprise provides network-based health and well-being services, business-to-business transaction processing services, consumer connectivity and technology support services nationwide to large employers and health plans, and provides health-related consumer and financial transaction products and services.

•

OptumHealth reflects the rebranding of Specialized Care Services and its individual businesses during the third quarter of 2007. OptumHealth’s customers include health plans, the public sector and employer groups. The rebranding allows OptumHealth to represent its broad capabilities to the external market and reinforce its ability to create relationships to improve overall health and well-being. OptumHealth optimizes health and well-being for people and organizations through personalized management solutions and specialized benefits.

•

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical development and consulting services on a national and an international basis.

Transactions between business segments principally consist of customer service and transaction processing services that Uniprise provides to Health Care Services, certain product offerings sold to Uniprise and Health Care Services customers by OptumHealth, and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services and Uniprise by Ingenix. These transactions are recorded at management’s estimate of fair value. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present segment financial information for the three and nine months ended September 30, 2007 and 2006 (in millions):

Three Months Ended September 30, 2007	Health Care Services	Uniprise	OptumHealth	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$16,433	$1,119	$602	$223	$—	$18,377
Revenues — Intersegment	—	272	547	124	(943)	—
Investment and Other Income	261	25	16	—	—	302

Total Revenues	$16,694	$1,416	$1,165	$347	$(943)	$18,679

Earnings from Operations	$1,646	$217	$222	$70	$—	$2,155

Three Months Ended September 30, 2006	Health Care Services	Uniprise	OptumHealth	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$15,929	$1,064	$578	$173	$—	$17,744
Revenues — Intersegment	—	287	408	74	(769)	—
Investment and Other Income	195	19	12	—	—	226

Total Revenues	$16,124	$1,370	$998	$247	$(769)	$17,970

Earnings from Operations	$1,378	$235	$198	$52	$—	$1,863

Nine months ended September 30, 2007	Health Care Services	Uniprise	OptumHealth	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$50,089	$3,365	$1,804	$603	$—	$55,861
Revenues — Intersegment	—	829	1,591	293	(2,713)	—
Investment and Other Income	750	69	46	—	—	865

Total Revenues	$50,839	$4,263	$3,441	$896	$(2,713)	$56,726

Earnings from Operations	$4,562	$633	$640	$152	$(176)	$5,811

Nine Months Ended September 30, 2006	Health Care Services	Uniprise	OptumHealth	Ingenix	Corporate and Intersegment Eliminations	Consolidated
Revenues — External Customers	$47,439	$3,165	$1,726	$465	$—	$52,795
Revenues — Intersegment	—	842	1,210	206	(2,258)	—
Investment and Other Income	539	46	34	—	—	619

Total Revenues	$47,978	$4,053	$2,970	$671	$(2,258)	$53,414

Earnings from Operations	$3,662	$665	$564	$112	$—	$5,003

In 2007, we began transitioning our operating structure. This structure will continue to evolve as we add new executive positions and realign enterprise-wide functions to strengthen our capabilities and performance. We have not currently realigned assets or changed the way our senior executives evaluate financial performance. Therefore, until we have completed the transition, we will continue to describe and report our results of operations using the four business segments described above.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Commitments and Contingencies

Legal Matters Relating to Historic Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the SEC relating to our historic stock option practices.

On May 17, 2006, we received a document request from the Internal Revenue Service (IRS) seeking documents relating to our historic stock option grants and other compensation for the persons who from 2003 to May 2006 were the named executive officers in our annual proxy statements.

On May 17, 2006, we received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the date of the subpoena relating to our historic stock option practices.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning our executive compensation and historic stock option practices. After filing an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, we filed a Motion for Protective Order, which was denied by the trial court. The appeal of the Order denying the Protective Order is currently pending before the Minnesota Court of Appeals.

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

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historic stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of certain options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the Company’s rights and remedies should be pursued. The Special Litigation Committee’s investigation has been on-going throughout 2007. The Company has also produced documents to plaintiffs’ counsel in the consolidated federal derivative action.

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

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process. On June 25, 2007, the state court judge entered an order modifying the stay to allow plaintiffs counsel to access documents produced in the federal derivative action described above.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. The motion to dismiss was denied in an order filed on June 4, 2007 and discovery is ongoing. On July 18, 2007, the lead plaintiff moved for partial summary judgment on the Company’s liability on the Section 11 claim. The court denied the motion for partial summary judgment on October 2, 2007. We are vigorously defending against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (ERISA) by allowing the plan to continue to hold company stock. Plaintiffs have filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. Defendants moved to dismiss the action on June 22, 2007. A hearing date has not yet been set for that motion. We are vigorously defending against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the same holders that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of our 5.8% Senior Unsecured Notes due March 2036. The parties have completed discovery and filed cross-motions for summary judgment. The cross-motions are currently under advisement. We are vigorously prosecuting the declaratory judgment action.

In addition, we may be subject to additional litigation or other proceedings or actions arising out of the review of an independent committee comprised of three independent directors of the Company (the “Independent Committee”), the review of the Special Litigation Committee and the related restatement of our historical

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

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

Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendents have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. It is anticipated that the trial court will now lift the stay and address the continuing viability of the tag-along claims. We are vigorously defending against any remaining claims.

On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York. We removed the case to the United States District Court for the Southern District of New York. The suit alleges causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network providers. The suit seeks declaratory, injunctive and compensatory relief as well as costs, fees and interest payments. On May 26, 2004, we filed a motion for

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partial summary judgment seeking the dismissal of certain claims and parties. On July 16, 2004, plaintiffs filed a motion for leave to file an amended complaint, seeking to assert RICO violations. On December 29, 2006, the trial court granted plaintiffs’ motion to amend the complaint. On June 15, 2007, the trial court granted part of our motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims on behalf of their physician members. The Court also ruled that the plaintiffs can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the providers and plan participants have no standing to bring a claim where the provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims. On July 10, 2007, plaintiffs filed a fourth amended complaint restating the remaining claims. On September 24, 2007, we moved to dismiss the RICO and antitrust claims in the fourth amended complaint. We are vigorously defending against the remaining claims.

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

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits, and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, SEC, IRS, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice and U.S. Attorneys. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Condensed Consolidated Balance Sheets. We have committed to specific projects totaling approximately $12 million of the $50 million charitable commitment at this time. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding.

14.    Recent Accounting Standards

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. We have adopted FIN 48 as of January 1, 2007.

UNITEDHEALTH GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative effect of adopting FIN 48 for the first quarter of 2007 resulted in an increase to our liability for unrecognized tax benefits of $88 million, which was accounted for as a reduction of $62 million in retained earnings and an increase of $26 million in goodwill. The total amount of unrecognized tax benefits as of the date of adoption was $341 million.

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

We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next twelve months by approximately $50 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

Recently Issued Accounting Standards

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

Summary highlights of our third quarter 2007 results include:

•	Diluted net earnings per common share of $0.95, an increase of 19% from $0.80 per share reported in the third quarter of 2006.

•	Consolidated revenues of $18.7 billion increased $709 million, or 4%, over the third quarter of 2006.

•	Earnings from operations of $2.2 billion, up $292 million, or 16%, over the comparable prior year period.

•	Cash flows from operations of $516 million, up $202 million over the third quarter of 2006, bringing 2007 year-to-date operating cash flows to $4.8 billion.

•	The consolidated medical care ratio of 79.5% decreased from 81.1% in the third quarter of 2006.

•	The operating margin of 11.5% for the third quarter of 2007 increased from 10.4% in the third quarter of 2006.

	Three Months Ended September 30,			Nine Months Ended September 30, (1)
(In millions, except per share data)	2007	2006	Percent Change	2007	2006	Percent Change
Revenues	$18,679	$17,970	4%	$56,726	$53,414	6%
Earnings from Operations	$2,155	$1,863	16%	$5,811	$5,003	16%
Net Earnings	$1,283	$1,112	15%	$3,438	$2,984	15%
Diluted Net Earnings Per Common Share	$0.95	$0.80	19%	$2.50	$2.13	17%
Medical Care Ratio	79.5%	81.1%		80.8%	81.6%
Operating Cost Ratio	14.0%	13.5%		13.9%	13.9%
Return on Equity (annualized)	24.6%	23.7%		21.9%	21.8%
Operating Margin	11.5%	10.4%		10.2%	9.4%

(1)	Results for the nine months ended September 30, 2007 include $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of Section 409A of the Internal Revenue Code (Section 409A) involving the Company’s payment of certain employees’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officer employees. These matters are discussed more fully in the “Operating Costs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

During the third quarter, Specialized Care Services and its individual businesses were rebranded as OptumHealth. OptumHealth’s customers include health plans, the public sector and employer groups. The rebranding allows OptumHealth to represent its broad capabilities to the external market and reinforce its ability to create relationships to improve overall health and well-being.

On October 3, 2007, we entered into four agreements with AARP that amended our existing AARP arrangements and incorporated many of the terms of the April 13, 2007 AARP agreement. These agreements extended our arrangements with AARP on the Supplemental Health Insurance Program to December 31, 2017, extended our arrangement with AARP on the Medicare Part D business to December 31, 2014, and gave us an exclusive right to use the AARP brand on our Medicare Advantage offerings until December 31, 2014, subject to certain limited exclusions.

On October 30, 2007, our Board of Directors renewed and increased the Company’s common stock repurchase program, under which up to 210 million shares of our common stock may now be repurchased.

Results of Operations

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions pharmacy benefit management (PBM) business, revenues are derived from both products sold and administrative services. Product revenues are recognized upon sale or shipment because the price is fixed and the member cannot return the drugs or receive a refund. Service revenues are recognized when prescription claims are adjudicated. Product revenues also include sales of Ingenix syndicated content products, which are recognized as revenue upon shipment.

Consolidated revenues for the three and nine months ended September 30, 2007 of $18.7 billion and $56.7 billion, respectively, increased by $709 million, or 4%, and $3.3 billion, or 6%, over the comparable 2006 periods driven primarily by rate increases on premium-based and fee-based services, growth in the total number of individuals served during the respective periods in our Medicare Part D program and at AmeriChoice, and new business growth at Ingenix. The following is a discussion of consolidated revenue trends for each of our revenue components.

Premium Revenues

Consolidated premium revenues for the three and nine months ended September 30, 2007 of $17.0 billion and $51.8 billion, respectively, increased by $501 million, or 3%, and $2.7 billion, or 6%, over the comparable 2006 periods.

UnitedHealthcare premium revenues for the three and nine months ended September 30, 2007 of $8.5 billion and $25.5 billion, respectively, increased by $140 million, or 2%, and $433 million, or 2%, over the comparable 2006 periods. These increases were primarily driven by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products and by premiums from businesses acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations premium revenues for the three and nine months ended September 30, 2007 of $6.3 billion and $19.9 billion, respectively, increased by $102 million, or 2%, and $1.6 billion, or 9%, over the comparable 2006 periods. The increase for the three months ended September 30, 2007 was primarily due to rate increases on the Medicare Advantage and Medicare supplement products, partially offset by the seasonal revenue timing caused by the Medicare Part D product benefit design. The increase for the nine months ended September 30, 2007 was driven primarily by rate increases on the Medicare Advantage and Medicare supplement products, resolution of certain matters pertaining to Medicare population risk status and eligibility and continued growth in our Medicare Part D program. AmeriChoice premium revenues for the three and nine months ended September 30, 2007 of $1.1 billion and $3.2 billion, respectively, increased by $200 million, or 22%, and $508 million, or 19%, over the comparable 2006 periods due primarily to an increase in the number of individuals served by Medicaid products as well as rate increases. OptumHealth premium revenues for the three and nine months ended September 30, 2007 of $892 million and $2.6 billion, respectively, increased by $95 million, or 12%, and $262 million, or 11%, over the comparable 2006 periods. These increases were primarily due to strong growth in the number of individuals served by several OptumHealth businesses under premium-based arrangements as well as rate increases.

Service Revenues

Service revenues for the three and nine months ended September 30, 2007 totaled $1.2 billion and $3.4 billion, respectively, an increase of $79 million, or 7%, and $228 million, or 7%, over the comparable 2006 periods. This was driven primarily by increases in Ingenix service revenues due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2006. In addition, UnitedHealthcare and Uniprise service revenues increased due to an increase in the number of individuals served under fee-based arrangements since the third quarter of 2006 of approximately 2%, as well as annual increases in rates.

Product Revenues

Product revenues for the three and nine months ended September 30, 2007 totaled $239 million and $638 million, respectively, an increase of $53 million, or 28%, and $122 million, or 24%, over the comparable periods of 2006. This was primarily due to increased pharmacy sales at our PBM business.

Investment and Other Income

Investment and other income for the three and nine months ended September 30, 2007 totaled $302 million and $865 million, respectively, representing an increase of $76 million, or 34%, and $246 million, or 40%, from the comparable periods in 2006. Interest income increased for the three and nine months ended September 30, 2007 by $55 million and $221 million, respectively, from the comparable periods in 2006, driven by increased levels of cash and fixed-income investments as well as higher yields on the investments. Net capital gains on sales of investments were $12 million in the third quarter of 2007 compared with net capital losses of $9 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, net capital gains from sales of investments were $36 million and $11 million, respectively.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio for the three and nine months ended September 30, 2007 of 79.5% and 80.8%, respectively, decreased from 81.1% and 81.6% in the comparable 2006 periods. These medical care ratios decreased primarily as a result of a decrease in the medical care ratio relating to Ovations. This was partially offset by an increase in UnitedHealthcare’s commercial medical care ratio, which was partially the result of a shift from favorable medical cost development during 2006 to unfavorable medical cost development during 2007.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for the three months ended September 30, 2007 included approximately $70 million of favorable medical cost development related to prior fiscal years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2007. Medical costs for the three months ended September 30, 2006 included approximately $10 million in favorable medical cost development related to prior fiscal years and approximately $70 million of favorable medical cost development related to the first and second quarters of 2006. For the nine months ended September 30, 2007 and 2006, medical costs included approximately $350 million and $380 million, respectively, of favorable medical cost development related to prior fiscal years.

Medical costs for the three months ended September 30, 2007 of $13.5 billion increased $131 million, or 1%, over the comparable 2006 period due primarily to an annual medical cost trend of 7% to 8% on commercial risk-based business due to medical cost inflation and increased utilization, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Medical costs for the nine months ended September 30, 2007 of $41.9 billion increased $1.8 billion, or 5%, over the comparable 2006 period due primarily to the 7% to 8% annual medical cost trend on commercial risk-based business discussed above and growth in Ovations Medicare programs, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for the three months ended September 30, 2007 was 14.0%, up from 13.5% in the comparable 2006 period, driven by the effect of business mix change as fee-based businesses such as Ingenix increase in size and impact, and increased investment in technology, service and product enhancements. The operating cost ratio for the nine months ended September 30, 2007 of 13.9%, was the same as in the comparable 2006 period. This was primarily driven by productivity gains from technology deployment and other cost management initiatives, offset by the effect of the business mix changes and increased investments discussed above, and expenses in the first quarter of 2007 associated with application of deferred compensation rules under Section 409A to our historic stock option practices, as described below.

Operating costs for the three and nine months ended September 30, 2007 totaled $2.6 billion and $7.9 billion, respectively, an increase of $197 million, or 8%, and $460 million, or 6%, over the comparable 2006 periods. These increases were primarily due to general operating cost inflation, and were also impacted by the items discussed above.

Included in the operating costs for the nine months ended September 30, 2007, is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historic stock option practices. As part of our review of the Company’s historic stock option practices, we determined that certain stock options granted to nonexecutive officer employees were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards, beginning in January 2008. Aggregate payments, assuming all applicable options vest, will be approximately $150 million. If the modified stock options are subsequently exercised, the Company will recover these cash payments from exercise proceeds at the revised increased stock option exercise prices.

The $176 million charge includes $87 million of expense ($55 million net of tax benefit) for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expense ($57 million net of tax benefit) for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments.

As previously disclosed, on December 29, 2006, the Company entered into agreements to increase the exercise price of outstanding stock options with individuals who were executive officers of the Company at the time of grant of an applicable stock option. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

Cost of Products Sold

Cost of products sold for the three and nine months ended September 30, 2007 totaled $206 million and $557 million, respectively, an increase of $55 million, or 36%, and $126 million, or 29%, over the comparable periods of 2006. This was primarily due to costs associated with increased pharmacy sales at our PBM business.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2007 of $202 million and $589 million, respectively, increased from $168 million and $493 million for the comparable 2006 periods. The increases were primarily related to higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2006, as well as separately identifiable intangible assets acquired in business acquisitions since the beginning of 2006.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2007 was 36.3% compared to 35.9% for the comparable 2006 period. Our effective income tax rate for the nine months ended September 30, 2007 was 36.6% compared to 36.2%, for the comparable 2006 period. These rates reflect changes in business and income mix in states with differing income tax rates, as well as a decrease in the benefit related to tax-exempt interest.

Business Segments

The following summarizes the operating results of our business segments for the three and nine months ended September 30, 2007 (in millions):

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Health Care Services	$16,694	$16,124	4%	$50,839	$47,978	6%
Uniprise	1,416	1,370	3%	4,263	4,053	5%
OptumHealth	1,165	998	17%	3,441	2,970	16%
Ingenix	347	247	40%	896	671	34%
Eliminations	(943)	(769)	nm	(2,713)	(2,258)	nm

Consolidated Revenues	$18,679	$17,970	4%	$56,726	$53,414	6%

nm = not meaningful

Earnings from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Health Care Services	$1,646	$1,378	19%	$4,562	$3,662	25%
Uniprise	217	235	(8)%	633	665	(5)%
OptumHealth	222	198	12%	640	564	13%
Ingenix	70	52	35%	152	112	36%
Corporate	—	—	nm	(176)	—	nm

Consolidated Earnings from Operations	$2,155	$1,863	16%	$5,811	$5,003	16%

nm = not meaningful

Health Care Services

The Health Care Services segment, comprised of the UnitedHealthcare, Ovations and AmeriChoice businesses, had revenues for the three and nine months ended September 30, 2007 of $16.7 billion and $50.8 billion, respectively, representing increases of $570 million, or 4%, and $2.9 billion, or 6%, over the comparable 2006 periods.

UnitedHealthcare revenues for the three and nine months ended September 30, 2007 increased over the comparable 2006 periods by $169 million, or 2%, and $511 million, or 2%, to $9.0 billion and $26.8 billion, respectively. These increases were driven mainly by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products, an increase in the number of individuals served by UnitedHealthcare’s fee-based products and business acquired since the beginning of 2006, partially offset by a decrease in the number of individuals served by UnitedHealthcare’s commercial risk-based products. Ovations revenues for the three and nine months ended September 30, 2007 increased over the comparable 2006 periods by $196 million, or 3%, and $1.8 billion, or 10%, to $6.6 billion and $20.8 billion, respectively. The increase for the three months ended September 30, 2007 was primarily due to rate increases on the Medicare Advantage and Medicare supplement products, partially offset by the seasonal revenue timing caused by the Medicare Part D product benefit design. The increase for the nine months ended September 30, 2007 was driven primarily by rate increases on the Medicare Advantage and Medicare supplement products, resolution of certain matters pertaining to Medicare population risk status and eligibility and continued growth in our Medicare Part D program. The remaining increase in Health Care Services revenues was attributable to an increase of $205 million, or 22%, and $523 million, or 19%, for the three and nine months ended September 30, 2007, respectively, over the comparable 2006 periods for AmeriChoice, which was due primarily to an increase in the number of individuals served by Medicaid plans as well as rate increases.

The Health Care Services segment had earnings from operations of $1.6 billion and $4.6 billion for the three and nine months ended September 30, 2007, respectively, representing increases of $268 million, or 19%, and $900 million, or 25%, over the comparable periods of 2006. These increases were principally driven by a decrease in the medical care ratio for Ovations due primarily to favorable medical cost trends and an increase in the number of individuals served by Medicare Part D, partially offset by a decrease in individuals served by UnitedHealthcare’s commercial risk-based products and an increase in the related medical care ratio. UnitedHealthcare’s commercial medical care ratio increased to 81.6% in the third quarter of 2007 from 79.4% in the third quarter of 2006, and to 81.6% for the nine months ended September 30, 2007 from 79.6% over the comparable period of 2006. These increases were mainly due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment as well as a shift from favorable medical cost development for UnitedHealthcare during 2006 versus unfavorable medical cost development during 2007, partially driven by costs from higher benefit utilization in December 2006 relating primarily to our high-deductible risk-based products. Health Care Services’ operating margin for the three and nine months ended September 30, 2007 was 9.9% and 9.0%, respectively, representing an increase of 140 basis points over each of the comparable periods of 2006, which reflected productivity gains from technology deployment and disciplined operating cost management as well as the factors discussed above.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of September 30 (in thousands) (1):

	2007	2006
Commercial
Risk-based	9,625	9,850
Fee-based	4,880	4,670

Total Commercial	14,505	14,520
Medicare Advantage	1,340	1,415
Medicare Part D Stand-alone	4,690	4,490
Medicaid	1,650	1,405

Total Health Care Services	22,185	21,830

(1)	Excludes individuals served by Ovations’ Medicare supplement products provided to AARP members as well as Medicare institutional and Medicaid long-term care members.

The number of individuals served by UnitedHealthcare’s commercial business as of September 30, 2007 decreased 15,000 from the third quarter of 2006. This included an increase of 210,000 in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, which was more than offset by a decrease of approximately 225,000 in the number of individuals served with commercial risk-based products due primarily to a competitive pricing environment and the conversion of individuals to fee-based products.

The number of individuals served by Ovations’ Medicare Advantage products decreased by 75,000 from the third quarter of 2006 due primarily to a decline in participation in private-fee-for-service offerings. The number of individuals served by Medicare Part D on a stand-alone basis increased by 200,000 from the third quarter of 2006 to the third quarter of 2007 due to new customer relationships gained in the program. AmeriChoice’s Medicaid enrollment increased by 245,000 due to new customer gains, including 175,000 individuals served under the TennCare program in Tennessee.

Uniprise

Uniprise revenues for the three and nine months ended September 30, 2007 of $1.4 billion and $4.3 billion, respectively, represent an increase of $46 million, or 3%, and $210 million, or 5%, over the comparable periods of 2006. The increases in revenue were driven primarily by growth of 1% in the number of individuals served by Uniprise at September 30, 2007 over the comparable period in 2006 and annual rate increases related to both risk-based and fee-based arrangements. Uniprise served 11.1 million and 11.0 million individuals as of September 30, 2007 and 2006, respectively, with the year-over-year growth reflecting new customer relationships partially offset by employment attrition at continuing customers.

Uniprise earnings from operations for the three and nine months ended September 30, 2007 of $217 million and $633 million, respectively, decreased $18 million, or 8%, and $32 million, or 5%, over the comparable periods of 2006. Operating margin decreased to 15.3% and 14.8% for the three and nine months ended September 30, 2007, respectively, from 17.2% and 16.4% in the comparable periods of 2006. These decreases were driven primarily by an increase in operating costs aimed at advancing service levels and supporting strategic growth initiatives on an enterprise-wide basis as well as higher non-capitalizable technology development costs.

OptumHealth

OptumHealth had revenues for the three and nine months ended September 30, 2007 of $1.2 billion and $3.4 billion, respectively, an increase of $167 million, or 17%, and $471 million, or 16%, over the comparable periods of 2006. These increases were principally driven by strong growth in the number of individuals served as well as rate increases.

Earnings from operations for the three and nine months ended September 30, 2007 of $222 million and $640 million, respectively, increased $24 million, or 12%, and $76 million, or 13%, over the comparable periods of 2006 primarily due to strong growth in the number of individuals served and operational and productivity improvements within OptumHealth’s businesses. OptumHealth’s operating margin of 19.1% and 18.6% for the three and nine months ended September 30, 2007, respectively, decreased from 19.8% and 19.0% in the comparable periods of 2006. The decrease in operating margin reflected a continued business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix revenues for the three and nine months ended September 30, 2007 of $347 million and $896 million, respectively, increased by $100 million, or 40%, and $225 million, or 34%, over the comparable periods of 2006 due primarily to new business growth in the health information and contract research businesses as well as revenue from businesses acquired since the beginning of 2006. Ingenix typically generates higher revenues in the second half of the year due to seasonally strong demand for higher margin health information products.

Earnings from operations for the three and nine months ended September 30, 2007 of $70 million and $152 million, respectively, were up $18 million, or 35%, and $40 million, or 36%, over the comparable periods of 2006 due primarily to new growth in the health information and contract research businesses, earnings from businesses acquired since the beginning of 2006 and effective operating cost management.

The operating margin for the three months ended September 30, 2007 of 20.2% decreased from 21.1% in the comparable 2006 period due primarily to newly acquired businesses with lower margins as well as additional investments in technology in the third quarter of 2007. The operating margin for the nine months ended September 30, 2007 of 17.0% increased from 16.7% in the comparable 2006 period due primarily to effective operating cost management, partially offset by newly acquired businesses with lower margins as well as additional investments in technology.

Financial Condition and Liquidity

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

Cash and Investments

We maintained a strong financial condition and liquidity position, with cash and investments of $22.1 billion at September 30, 2007. Total cash and investments increased by $1.5 billion since December 31, 2006, primarily due to strong operating cash flows, funds received from Centers for Medicare and Medicaid Services (CMS) under the Medicare Part D program in advance of required benefit payments and the issuance of debt, partially offset by share repurchases, repayments of debt and capital expenditures.

As further described under Regulatory Capital and Dividend Restrictions, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2007, approximately $1.5 billion of our $22.1 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Cash flows from operating activities were $4.8 billion for the nine months ended September 30, 2007, representing a decrease over the comparable 2006 period of $119 million, or 2%, due to a reduction in working capital cash flows of $851 million partially offset by increases of $454 million in net income and $278 million in noncash items. The decrease in working capital cash flows was driven by lower medical cost payable growth in 2007 primarily related to Ovations Medicare programs as the 2006 operating cash flows benefited from the initial establishment of the medical costs payable balance related to the Medicare Part D program.

As a result of our announcement in November 2006 that our previously issued financial statements should no longer be relied upon, we were unable to issue shares registered under the Securities Act of 1933 (1933 Act), under our employee stock plans and we temporarily suspended any exercise of stock options until we became current in our Securities and Exchange Commission (SEC) filings in March 2007. To address the impact to holders of options that would expire or terminate during the suspension period, the Company offered cash settlement of the affected awards. This resulted in additional stock compensation expense for the fourth quarter of 2006 of $31 million. This amount was paid in full during the first quarter of 2007.

Financing and Investing Activities

In addition to our strong cash flows generated by operating activities, we use commercial paper and debt to maintain adequate operating and financial flexibility. As of September 30, 2007 and December 31, 2006, we had commercial paper and debt outstanding of approximately $8.1 billion and $7.5 billion, respectively. Our debt-to-total-capital ratio was 28.4% and 26.4% as of September 30, 2007 and December 31, 2006, respectively. On October 31, 2007, the Company announced that it may increase the debt component of its capital structure to the 40 percent range. As a result of this announcement, S&P downgraded our senior debt rating one notch from “A” to “A-” and our commercial paper rating one notch from “A1” to “A2” and Moody’s affirmed our senior debt rating at “A3” and our commercial paper rating at “P-2” but changed their outlook on the ratings to negative. Our debt ratings from Fitch remained unchanged at this time, but could be impacted in the future depending upon actual debt levels. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

As of September 30, 2007, our outstanding commercial paper had interest rates ranging from 5.3% to 5.8%.

In June 2007, we issued $500 million of floating-rate notes due June 2010, $500 million of 6% fixed-rate notes due June 2017, and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 5.4% at September 30, 2007. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. We have agreed to consummate an exchange offer pursuant to an effective registration statement filed with the SEC to allow purchasers of the notes to exchange each series of the notes for a new issue of substantially identical debt securities registered under the 1933 Act. In addition, we have agreed to file, under certain circumstances, a shelf registration statement to cover resales of the notes.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of September 30, 2007, we had no amounts outstanding under our $2.6 billion credit facility.

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

On October 16, 2006, we executed a $7.5 billion 364-day revolving credit facility in order to ensure the Company’s immediate and continued access to additional liquidity, if necessary. The credit facility is available for working capital purposes as well as to pay or repay any outstanding borrowings of the Company. Effective August 3, 2007, we elected to voluntarily reduce the amount of this facility to $1.5 billion. As of September 30, 2007, we had no amounts outstanding under this credit facility. This credit facility expired on October 15, 2007.

In March 2006, we refinanced outstanding commercial paper by issuing $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the LIBOR and had an interest rate of 5.7% at September 30, 2007.

To more closely align interest costs with floating interest rates received on our cash and cash equivalent balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. These interest rate swap agreements qualify as fair value hedges. The interest rate swap agreements have aggregate notional amounts of $4.7 billion as of September 30, 2007, with variable rates that are benchmarked to the LIBOR, and are recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2007, the aggregate liability, recorded at fair value, for all existing interest rate swaps was approximately $5 million. These fair value hedges are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported on our Condensed Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap liability and the debt liability within debt on our Condensed Consolidated Balance Sheets and there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At September 30, 2007, the rates used to accrue interest expense on these agreements ranged from 4.3% to 6.1%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We believe we were in compliance with the requirements of all debt covenants as of September 30, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 13 to our unaudited Condensed Consolidated Financial Statements — “Legal Matters Relating to Historic Stock Option Practices” contained in Part I, Item 1 of this report for additional information.

PacifiCare Health Systems, Inc. (PacifiCare) had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million and amended the indenture governing these notes. During the first nine months of 2007, approximately $5 million of convertible notes were tendered for conversion, for which we issued 282,857 shares of UnitedHealth Group common stock, valued at approximately $18 million, and cash of approximately $5 million. In September 2007, we notified the remaining holders of our intent to fully redeem all outstanding convertible notes on October 18, 2007, the earliest redemption date. As of October 16, 2007, all convertible notes were tendered pursuant to this redemption notice.

Our senior debt is rated “A-” with a stable outlook by Standard & Poor’s (S&P), “A” with a stable outlook by Fitch, and “A3” with a negative outlook by Moody’s. Our commercial paper is rated “A2” with a stable outlook by S&P, “F-1” with a stable outlook by Fitch, and “P-2” with a negative outlook by Moody’s. A significant downgrade in our debt or commercial paper ratings could adversely affect our borrowing capacity and costs.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2007, we purchased 85.4 million shares which were settled for cash on or before September 30, 2007 at an average price of approximately $52 per share and an aggregate cost of approximately $4.4 billion. As of September 30, 2007, we had Board of Directors’ authorization to purchase up to an additional 50.6 million shares of our common stock. On October 30, 2007, our Board of Directors renewed and increased the Company’s common stock repurchase program, under which up to 210 million shares of our common stock may now be repurchased. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares.

Contractual Obligations, Off-Balance Sheet Arrangements And Commitments

An updated summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2006 was disclosed in our 2006 Annual Report on Form 10-K filed with the SEC. During the nine months ended September 30, 2007, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Financial Condition and Liquidity” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

In conjunction with the PacifiCare acquisition, we committed to make $50 million in charitable contributions to the benefit of California health care consumers, which has been accrued on our Condensed Consolidated Balance Sheets. We have committed to specific projects totaling approximately $12 million of the $50 million charitable commitment at this time. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding.

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

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under a contract with the CMS. The Company contracts with CMS on an annual basis.

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

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,400, the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,451 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in premium revenues in the Condensed Consolidated Statement of Operations. This represents the estimated amount payable by CMS to the Company under the risk share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

The risk-share receivable from CMS for the 2007 contract year through September 30, 2007 was approximately $210 million. This final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of September 30, 2007 for the 2006 contract year was approximately $530 million, subject to the reconciliation process with CMS, and which is expected to be settled by the end of 2007. The net risk-share payable from CMS of approximately $320 million is recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products (Supplemental Health Insurance Program). Under the Supplemental Health Insurance Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the AARP Supplemental Health Insurance Program were approximately $4.0 billion for the nine months ended September 30, 2007.

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

To date, we have not been required to fund any underwriting deficits. As further described in Note 10 to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the accompanying Condensed Consolidated Balance Sheets. We believe the RSF balance at September 30, 2007 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

Under a separate trademark license agreement with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans. We pay AARP a royalty for the use of the trademark and member data and assume all operational and underwriting risks.

On October 3, 2007, we amended our existing agreements with AARP. See “—Recent Developments” for details.

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

In 2007, based on 2006 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval is approximately $2.5 billion. For the year ended December 31, 2006, the Company’s regulated subsidiaries paid over $2.5 billion in dividends to their parent companies, including approximately $300 million of special dividends approved by state insurance regulators. Our regulated subsidiaries have paid us dividends of approximately $2.2 billion through September 30, 2007.

The inability of the Company’s regulated subsidiaries to pay dividends to their parent companies would impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operating activities generated from our non-regulated businesses greatly mitigate this risk. At September 30, 2007, approximately $1.5 billion of our $22.1 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchase.

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

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using an analysis of claim adjudication patterns over the most recent 36-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated by the Company as of the date of estimation. For months prior to the most recent three months, we apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent three months as there is typically insufficient claim data available for those months to calculate credible completion factors. Accordingly, for the most recent three months, we estimate claim costs incurred primarily by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available and by reviewing a broad set of health care utilization indicators including, but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control, as well as through a review of near-term completion factors. This approach is consistently applied from period to period.

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of September 30, 2007:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$134
(0.50)%	$90
(0.25)%	$45
0.25%	$(45)
0.50%	$(90)
0.75%	$(134)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of September 30, 2007:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$260
2%	$173
1%	$87
(1)%	$(87)
(2)%	$(173)
(3)%	$(260)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.
(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

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

	Favorable Development	Net Impact on Medical Costs (a)	Medical Costs			Earnings from Operations
			As Reported	As Adjusted (b)		As Reported	As Adjusted (b)
2004	$210	$(190)	$27,858	$27,668		$3,858	$4,048
2005	$400	$(30)	$33,669	$33,639		$5,080	$5,110
2006	$430	$80 (c)	$53,308	$53,388	(c)	$6,984	$6,904	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	For the nine months ended September 30, 2007, the Company recorded net favorable development of $350 million pertaining to 2006. The amount of prior period development in 2007 pertaining to 2006 will likely change as our December 31, 2006 medical costs payable estimate continues to develop throughout 2007.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of September 30, 2007, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of September 30, 2007; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our September 30, 2007 estimates of medical costs payable and actual medical costs payable, third quarter 2007 earnings from operations would increase or decrease by $73 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

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

In October 2005, we sold a life insurance and annuity business to OneAmerica Financial Partners, Inc. (OneAmerica) through an indemnity reinsurance arrangement. Under the arrangement, OneAmerica assumes the risks associated with the future policy benefits for the life and annuity contracts. We remain liable for claims if OneAmerica fails to meet its obligations to policy holders. Because we remain primarily liable to the policy holders, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from OneAmerica of $2.0 billion, of which $1.8 billion is classified in other noncurrent assets as of September 30, 2007. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of September 30, 2007, there were no other significant concentrations of credit risk.

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

In early 2006, our Board of Directors initiated an independent review of the Company’s stock option practices from 1994 to 2005. The independent review was conducted by the Independent Committee with the assistance of independent counsel and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee had completed their review of the Company’s stock option practices and reported the findings to the non-management directors of the Company. As a result of our historic stock option practices, we restated our previously filed financial statements, we are subject to various regulatory inquiries, and litigation matters, and we may be subject to further cash and noncash charges, any or all of which could have a material adverse effect on us.

Regulatory Inquiries

As previously disclosed, the SEC and the U.S. Attorney for the Southern District of New York are conducting investigations into the Company’s historic stock option practices and the Company has received requests for documents from the Internal Revenue Service (IRS), the Minnesota Attorney General and various Congressional committees in connection with these issues and the Company’s executive compensation practices. We have not resolved these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines, penalties, or other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. See Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a more detailed description of these inquiries and document requests.

Litigation Matters

We and certain of our current and former directors and officers are defendants in a consolidated federal securities class action, an Employee Retirement Income Security Act (ERISA) class action, and state and federal shareholder derivative actions relating to our historic stock option practices. We also have received shareholder demands relating to those practices. Our Board of Directors has designated an independent Special Litigation

Committee, consisting of two former Minnesota Supreme Court Justices, to investigate and decide whether to pursue the claims raised in the derivative actions and shareholder demands.

In addition, following our announcement that we would delay filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. Subsequently, we filed an action in the U.S. District Court for the District of Minnesota, seeking a declaratory judgment that the Company was not in default. The Company subsequently received a purported notice of acceleration from the same holders purporting to declare an acceleration of the Company’s 5.80% Senior Unsecured Notes due March 15, 2036, of which an aggregate of $850 million principal amount is outstanding.

In connection with the departure of William W. McGuire, M.D., our former Chairman and Chief Executive Officer, the U.S. District Court for the District of Minnesota issued an Order on November 29, 2006 preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements, including making any payments to Dr. McGuire under those agreements and prohibiting the commencement of any arbitration pursuant to the employment agreement until at least 30 days after the Special Litigation Committee’s decision. The Order would have expired on July 30, 2007. On July 30, 2007, the court issued a new Order extending the effectiveness of the original Order to October 15, 2007. The court also clarified that the Order does not prohibit the Company from making payments of up to $3 million to Dr. McGuire under the Company’s Executive Savings Plan, and the Order permits an arbitration pursuant to Dr. McGuire’s employment agreement, but only as to any dispute regarding Dr. McGuire’s Executive Savings Plan (no other arbitration pursuant to the employment agreement may be commenced while the Order is in effect until after the Special Litigation Committee has reached a decision). On October 11, 2007, the court issued another Order extending the effectiveness of the original Order, as extended and clarified by the Order dated July 30, 2007, to the earlier of five calendar days following the Special Litigation Committee’s decision or November 30, 2007.

We cannot provide assurance that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a more detailed description of these proceedings and shareholder demands.

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

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue on commercial policies is typically fixed for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. We base the premiums we charge and our Medicare bids on our estimate of future health care costs over the fixed contract period; however, medical cost inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums or bids. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for UnitedHealthcare’s commercial insured products, our annual net earnings for 2006 would have been reduced by approximately $170 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too low, they will have a negative impact on our future results.

We face competition in many of our markets and customers have flexibility in moving between competitors.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which they operate. For our Uniprise and Health Care Services segments, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc., Kaiser Permanente and WellPoint, Inc., numerous for-profit organizations and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and enterprises that serve more limited geographic areas. Our OptumHealth and Ingenix segments also compete with a number of businesses. The addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities or resources that give them a competitive advantage. Greater market share, established reputation, superior supplier or provider arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability.

We are subject to funding and other risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate as a payer in Medicare Advantage, Medicare Part D, and various Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Our participation in these programs is through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these programs is dependent upon many factors outside of our control including general economic conditions at the federal or applicable state level and general political issues and priorities. A reduction or less than expected increase in government funding for these programs or change in allocation methodologies may adversely affect our revenues and financial results. Our ability to retain and acquire Medicare enrollees is impacted by bids and plan designs submitted by us and our competitors. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a threshold, which is set by the government after our bids are submitted. If the enrollee premium is not below the government threshold, we risk loss of the members who were auto-assigned to us and will not have additional members auto-assigned to us. Our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions are materially incorrect or our competitors’ bids and positioning are different than anticipated, either as a result of unforeseen changes to the Medicare program or otherwise, our financial results could be materially affected.

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

Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance and other products to AARP members and Medicare Part D prescription drug plans to AARP members and non-members. One of our renewed agreements with AARP expands the relationship to include AARP-branded Medicare Advantage plans for AARP members and non-members. Our renewed agreements with AARP contain commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for consumers. The AARP agreements may be terminated early under certain circumstances, including, depending on the agreement, a material breach by either party, insolvency of either party, a material adverse change in the financial condition of the Company, material changes in the Medicare programs, material harm to AARP caused by the Company, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our revenues.

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

The Company is largely self-insured with regard to litigation risks; however, we maintain excess liability insurance with outside insurance carriers to minimize risks associated with catastrophic claims. Although we believe that we are adequately insured for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters. Although we believe the liabilities established for these risks are adequate, it is possible that the level of actual losses may exceed the liabilities recorded.

Our businesses providing PBM services face regulatory and other risks associated with the pharmacy benefits management industry that may differ from the risks of providing managed care and health insurance products.

In connection with the PacifiCare merger, we acquired a PBM business, Prescription Solutions. We also provide PBM services through UnitedHealth Pharmaceutical Solutions. Prescription Solutions and UnitedHealth Pharmaceutical Solutions are subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies. In the event a court were to determine that our PBM business acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and drug management programs, contracting network practices, specialty drug distribution and other transactions. Our PBM also conducts business as a mail order pharmacy, which subjects it to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with purported errors by our mail order pharmacy, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products.

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

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.7 billion as of September 30, 2007, representing approximately 37% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Approximately $11.3 billion of our investments at September 30, 2007 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at September 30, 2007, the fair value of our fixed-income investments would decrease or increase by approximately $387 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $6.4 billion of our commercial paper and debt had variable rates of interest and $1.7 billion had fixed rates as of September 30, 2007. A hypothetical 1% increase or decrease in interest rates would change the fair value of our debt by approximately $180 million.

At September 30, 2007, we had $382 million of equity investments, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is included in Note 13 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

Item 1A.	Risk Factors

A description of our risk factors is included in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Set forth below is a summary of the material changes to the risk factors that we previously disclosed:

•

We have updated the risk factors relating to our historic stock option practices, our estimates of health care costs, our relationship with AARP, funding and other risks with respect to revenue received from our participation in Medicare and Medicaid programs, and risks relating to our PBM business; and

•	To the extent applicable, we have updated the numbers in the risk factors to reflect financial results as of September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Third Quarter 2007

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 31, 2007	9,000,000	(2)	$51.02	9,000,000	82,800,000
August 31, 2007	22,756,261	(3)	$48.71	22,750,000	60,050,000
September 30, 2007	9,508,268	(4)	$49.78	9,500,000	50,550,000

TOTAL	41,264,529		$49.46	41,250,000

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On May 2, 2006, the Board renewed the share repurchase program and authorized the Company to repurchase up to 140 million shares of our common stock at prevailing market prices. On October 30, 2007, our Board of Directors renewed and increased the Company’s common stock repurchase program, under which up to 210 million shares of our common stock may now be repurchased. There is no established expiration date for the program.
(2)	Represents the total number of shares of our common stock repurchased during the period.
(3)	Represents 22,750,000 shares of our common stock repurchased during the period and 6,261 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(4)	Represents 9,500,000 shares of our common stock repurchased during the period, of which 8,750,000 of these shares were settled for cash on or before September 30, 2007; and 8,268 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Item 5. Other Information

Board of Director Matters

On October 30, 2007, the Board of Directors of the Company appointed Michele J. Hooper to serve as a director of the Company and a member of the Company’s Nominating and Corporate Governance Committee.

Ms. Hooper, age 56, is Managing Partner of The Directors’ Council, a private company that works with corporate boards to increase their independence, effectiveness and diversity, a firm she co-founded in 2003. From 1999 until 2000, Ms. Hooper was President and Chief Executive Officer of Voyager Expanded Learning, a developer and provider of learning programs and teacher training for public schools. Prior to that, she was President and Chief Executive Officer of Stadtlander Drug Company, Inc., a provider of disease-specific pharmaceutical care, from 1998 until Stadtlander was acquired in 1999. She is also a director of AstraZeneca PLC, PPG Industries, Inc. and Warner Music Group Corp.

Ms. Hooper has not been directly or indirectly involved in any transaction, proposed transaction, or any series of similar transactions with the Company required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In addition, Mr. Ryan, who recently joined the Citigroup Inc. Board of Directors, Mr. Kean and Dr. Mundinger, current members of the Board of Directors, will not stand for re-election at the Company’s 2008 annual meeting. The Company continues to actively recruit additional members to serve on the Board of Directors and expects that it will introduce new directors for election at such meeting.

The Board of Directors of the Company also appointed Dannette L. Smith to the separate, dedicated position of Secretary to the Board of Directors. The sole responsibility of the Secretary is to support the activities of the Board of Directors and its committees, including ensuring that the Board of Directors’ activities and recordkeeping are consistent with corporate best practices.

Non-compete and Transition Agreements

On November 1, 2007, the Company entered into Non-compete and Transition Agreements (the “Non-compete Agreements”) with each of Richard H. Anderson and Lois E. Quam, former executive officers of the Company.

Under their respective Non-compete Agreements, Mr. Anderson and Ms. Quam agree, for 36 and 24 months, respectively, from their respective dates of termination with the Company (1) not to compete directly or indirectly with the Company, subject to certain exceptions, including involvement with the private equity investment industry, (2) not to recruit or solicit any Company employee or consultant, and (3) not to directly or indirectly solicit any person or entity who was a Company provider or customer within 12 months of their termination date and with whom such executive had contact to further the Company’s business or for whom such executive performed services or supervised the provision of services during his or her employment. In addition, each executive also agrees to release the Company, its subsidiaries, its directors, officers, shareholders, agents and other representatives from all claims such executive may have, known or unknown, against them, except that the release neither waives certain rights the executives have under the Company’s retirement plan and welfare benefits plans, nor waives the executives’ right to file an administrative charge with or participate in an administrative proceeding conducted by any governmental agency concerning their employment.

In consideration of each executive’s commitments under their respective Non-compete Agreements, including the non-competition and non-solicitation obligations, the Company agrees to pay Mr. Anderson and Ms. Quam a lump sum of $2,030,000 and $1,762,000, respectively.

Amendments to Executive Savings Plan

On October 30, 2007, the Company amended its Executive Savings Plan to increase from 10% to 50% the maximum deferral opportunity under the plan’s 401(k) restoration option and to make certain administrative changes to comply with Section 409A of the Internal Revenue Code.

Item 6.	Exhibits*

The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Registration Rights Agreement, dated as of June 21, 2007, among UnitedHealth Group Incorporated, Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

12.1	Ratio of Earnings to Fixed Charges

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: November 1, 2007

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: November 1, 2007

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: November 1, 2007

EXHIBITS*

Exhibit Number	Description

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Registration Rights Agreement, dated as of June 21, 2007, among UnitedHealth Group Incorporated, Banc of America Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

12.1	Ratio of Earnings to Fixed Charges

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.