Form 10-K
period 2007-12-31
UNITEDHEALTH GROUP INC
filed 2008-02-21
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007, was $67,267,773,208 (based on the last reported sale price of $51.14 per share on June 29, 2007, on the New York Stock Exchange).*

As of February 15, 2008, there were 1,251,382,699 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we “incorporate by reference” certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2008. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Overview

UnitedHealth Group Incorporated is a diversified health and well-being company, serving approximately 70 million Americans (the terms “we,” “our,” “us” or the “Company” used in this report refer to UnitedHealth Group Incorporated and our subsidiaries). Our focus is on enhancing the performance of the health system and improving the overall health and well-being of the people we serve and their communities. We work with approximately 560,000 physicians and other health care professionals, approximately 4,800 hospitals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost, support the physician/patient relationship, and empower people with the information, guidance and tools they need to make personal health choices and decisions.

During 2007, we managed approximately $100 billion in aggregate health care spending on behalf of the constituents and consumers we served. Our primary focus is on improving the health care system by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care professionals, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable.

Our revenues are derived from premium revenues on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Until the fourth quarter of 2007, we conducted our business primarily through operating groups in the following segments:

•	Health Care Services, which included our UnitedHealthcare, Ovations and AmeriChoice businesses;

•	Uniprise;

•	OptumHealth, which reflects the rebranding of Specialized Care Services during the third quarter of 2007; and

•	Ingenix.

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which now includes our Commercial Markets (UnitedHealthcare and Uniprise), Ovations and AmeriChoice businesses;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in the Ovations business).

For a discussion of our financial results by segment, see Item 7 “— Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional Information

UnitedHealth Group Incorporated was incorporated in January 1977 in Minnesota. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.

You can access our website at www.unitedhealthgroup.com to learn more about our Company. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our Articles of Incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary.

Our transfer agent, Wells Fargo Shareowner Services, can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, email stocktransfer@wellsfargo.com, or telephone (800) 468-9716 or (651) 450-4064.

DESCRIPTION OF BUSINESS SEGMENTS

HEALTH CARE SERVICES

Our Health Care Services segment consists of the following businesses: Commercial Markets (UnitedHealthcare and Uniprise), Ovations and AmeriChoice. The financial results of Commercial Markets, Ovations and AmeriChoice have been aggregated in the Health Care Services reporting segment due to their similar economic characteristics, products and services, types of customers, distribution methods and operational processes, and regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

Commercial Markets

UnitedHealthcare. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for public sector and small and mid-sized private sector employers, and individuals nationwide. UnitedHealthcare facilitated access to health care services on behalf of nearly 15 million Americans as of December 31, 2007. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and their dependents, for which UnitedHealthcare receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and their dependents, while UnitedHealthcare provides coordination and facilitation of medical services, customer and health care professional services and access to a contracted network of physicians, hospitals and other health care professionals. Small employer groups are more likely to purchase risk-based products because they are less willing to bear a greater potential liability for health care expenditures. UnitedHealthcare also offers a variety of non-employer based insurance options for purchase by individuals, which are designed to meet the health coverage needs of these consumers and their families.

UnitedHealthcare offers its products through affiliates that are usually licensed as insurance companies or as health maintenance organizations (HMOs). UnitedHealthcare’s product strategy centers on several principles: consumer choice, broad access to health professionals, use of data and science to promote better outcomes, quality service and affordability. Integrated wellness programs and services help individuals make informed decisions, maintain a healthy lifestyle and optimize health outcomes by coordinating access to care services and providing personalized, targeted education and information services.

UnitedHealthcare arranges for discounted access to care through approximately 560,000 physicians and other health care professionals, and 4,800 hospitals across the United States. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care professionals. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

•	A comprehensive range of benefit plans integrating medical, ancillary and alternative care products so customers can choose benefits that are right for them;

•

Affordability across a broad set of price points and a wide product line, from offerings covering essential needs to comprehensive benefit plans, all of which offer access to our broad-based proprietary network of contracted physicians, hospitals and other health care professionals with economic benefits reflective of the aggregate purchasing capacity of our organization;

•	Innovative clinical programs — built around an extensive clinical data set and the principles of evidence-based medicine;

•	Consumer access to information about physician and hospital claims-based performance assessment through the UnitedHealth Premium program;

•	Physician and facility access to performance feedback information to support continuous quality improvement;

•

Care facilitation services that use several identification tools, including proprietary predictive technology to identify individuals with significant gaps in care and unmet needs or risks for potential health problems, and then facilitate appropriate interventions;

•	Disease and condition management programs to help individuals address significant, complex disease states; and

•	Convenient self-service tools for health transactions and information.

UnitedHealthcare’s regional and national access to broad, affordable and quality networks of health care professionals has advanced over the past several years, with significant increases in access to services throughout the United States. UnitedHealthcare has also organized health care alliances with select regional not-for-profit health plans to facilitate greater customer access and affordability.

We believe that UnitedHealthcare’s innovation distinguishes its product offerings from its competition. Its consumer-oriented health benefits and services value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education, admission counseling before hospital stays, care advocacy to help avoid delays in patients’ stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. Data-driven networks and clinical management are organized around clinical lines of service such as behavioral health; cardiology; congenital heart disease; kidney disease; oncology; neuroscience; orthopedics; spine; women’s health; primary care and transplantation to provide consumers with the necessary resources and information to make more informed choices when managing their health. UnitedHealthcare also offers comprehensive and integrated pharmaceutical management services that achieve lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer the best value and outcomes, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare’s distribution system consists primarily of brokers and direct and Internet marketing sales in the individual market; brokers in the small employer group market; and brokers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare’s direct distribution efforts are generally limited to the individual market, portions of the large employer group and public sector markets, and cross-selling of specialty products to existing customers.

Uniprise. Uniprise delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations through two related business units: Uniprise Strategic Solutions (USS) and Definity Health. Each business unit works with other UnitedHealth Group businesses to deliver a complementary and integrated array of services. USS delivers strategic health and well-being solutions to large national employers. Definity Health provides consumer-driven health plans and services to employers and their employees. As of December 31, 2007, USS and Definity Health served approximately 11.1 million individuals.

Uniprise provides innovative and customized benefit solutions — supported by clinically integrated care coordination services, customized care engagement programs, wellness and preventive care programs, broad and appropriate access to health care professionals, negotiated cost savings and simplified, efficient administration —that offer meaningful financial value and promote quality health outcomes. Uniprise has the ability to link disparate service and affordability solutions across the United States through a single and scalable system infrastructure, providing a unique competitive advantage in the national employer services business.

USS provides comprehensive and customized administrative, benefits and service solutions for large employers and other organizations with more than 5,000 full-time employees in multiple locations. USS customers generally retain the risk of financing the medical benefits of their employees and their dependents and USS provides coordination and facilitation of medical services; transaction processing; consumer and health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals for a fixed service fee per individual served. As of December 31, 2007, USS served 415 employers, including 175 of the Fortune 500 companies.

Definity Health provides innovative consumer health care solutions that enable consumers to take ownership and control of their health care benefits. Definity Health’s products include high-deductible consumer-driven benefit plans coupled with Health Reimbursement Accounts (HRAs) or Health Savings Accounts (HSAs), and are offered on a self-funded and fully insured basis. Definity Health is a national leader in consumer-driven health benefit programs and, as of December 31, 2007, its products were provided to approximately 23,000 group health plans across the UnitedHealth Group enterprise, including approximately 170 employers in the large group USS self-funded market.

Ovations

Ovations provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. Ovations is one of a few enterprises fully dedicated to this market segment, providing products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, American Samoa, and the Commonwealth of the Northern Mariana Islands. Ovations participates nationally in the Medicare program, offering a wide-ranging spectrum of Medicare products, including Medigap products that supplement traditional fee-for-service coverage, more traditional health-plan-type programs under Medicare Advantage, Medicare Part D prescription drug coverage, and special offerings for beneficiaries who are chronically ill and/or Medicare and Medicaid dual-eligible.

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

We currently have a number of contracts with Centers for Medicare & Medicaid Services (CMS), which primarily relate to the Medicare health benefit programs authorized under the 2003 Medicare Modernization Act. Beginning January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage. In total, consolidated premium revenues from CMS were approximately 25% of our total consolidated revenues for the year ended December 31, 2007, most of which were generated by Ovations.

Secure Horizons. Secure Horizons provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS. Secure Horizons offers Medicare Advantage HMO, preferred provider organization (PPO), Special Needs Plans, Point-of-Service (POS) plans, and Private-Fee-for-Service plans. Under the Medicare Advantage programs, Secure Horizons provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which members reside, demographic factors such as age, gender, and institutionalized status, and the health status of the individual. Most products are offered under the “AARP Medicare Complete provided through Secure Horizons” brand name. Secure Horizons offers Medicare Advantage products in all 50 states. As of December 31, 2007, Secure Horizons had approximately 1.3 million enrolled individuals in its Medicare Advantage products.

Ovations Part D. Ovations provides the Medicare prescription drug benefit (Part D) to beneficiaries throughout the United States and its territories. Among the several Part D plans it offers, Ovations provides Medicare Part D coverage plans with the AARP brand. Ovations provides Part D drug coverage through its Medicare Advantage program, Special Needs Plans (covering individuals who live in an institutional long-term care setting, dually eligible or individuals with severe or disabling chronic conditions) and stand-alone Part D plans. As of December 31, 2007, Ovations had enrolled approximately 6.0 million members in the Part D program, including approximately 4.7 million in the stand-alone Part D plans and approximately 1.3 million in Medicare Advantage plans incorporating Part D coverage.

Insurance Solutions. Insurance Solutions offers a range of health insurance products and services to AARP members, and has expanded the scope of services and programs offered over the past several years. Ovations provides standardized Medicare supplement and hospital indemnity insurance from its insurance company affiliates to approximately 3.8 million AARP members. Additional Ovations services include a nurse healthline service, a lower cost standardized Medicare supplement offering that provides consumers with a national hospital network, 24-hour access to health care information, and access to discounted health services from a network of physicians.

Evercare. Evercare is one of the nation’s leaders in offering complete, individualized care planning and care benefits for aging, disabled and chronically ill individuals. Evercare serves approximately 195,000 people (including 145,000 with Medicare Advantage) across the nation in long-term care settings including nursing homes, community-based settings and private homes, as well as through hospice and palliative care. Evercare offers services through innovative care management and clinical programs.

Evercare integrates federal, state and private funding through a continuum of products from Special Needs Plans and long-term care Medicaid programs to hospice care, and serves people in 38 markets in home, community and nursing home settings. These services are provided primarily through nurse practitioners, nurses and care managers. Evercare operated Special Needs Plans in 37 states as of December 31, 2007.

Evercare Solutions for Caregivers is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables the Evercare clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of coherent care information that bridges across home, hospital and nursing home care settings for high-risk populations. Evercare also operates hospice and palliative care programs in ten states (14 markets).

AmeriChoice

AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid Children’s Health Insurance Programs (SCHIP), and other government-sponsored health care programs.

AmeriChoice provides health insurance coverage to eligible Medicaid beneficiaries in exchange for a fixed monthly premium per member from the applicable state. At December 31, 2007, AmeriChoice provided services to approximately 1.7 million individuals in 16 states. AmeriChoice also offers government agencies a number of diverse management service programs — including clinical care, consulting and management, pharmacy benefit services and administrative and technology services — to help them effectively administer their distinct health care delivery systems and benefits for individuals in their programs. AmeriChoice also contracts with CMS for the provision of Special Needs Plans serving individuals dually eligible for Medicaid and Medicare services. These programs are primarily organized toward enrolling individuals who dually qualify for Medicaid and Medicare coverage in states where AmeriChoice operates its Medicaid health plans.

AmeriChoice’s approach is grounded in its belief that health care cannot be provided effectively without considering all of the factors — social, economic, environmental, and physical — that affect a person’s life. AmeriChoice coordinates resources among family members, physicians, other health care professionals and government and community-based agencies and organizations to provide continuous and effective care. For members, this means that the AmeriChoice Personal Care Model offers them a holistic approach to health care, emphasizing practical programs to improve their living circumstances as well as quality medical care and treatment in accessible, culturally sensitive, community-oriented settings. For example, AmeriChoice’s disease management and outreach programs focus on high-prevalence and debilitating illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, Human Immunodeficiency Virus/Acquired Immune Deficiency Syndrome (HIV/AIDS), cancer and high-risk pregnancy. Several of these programs have been developed by AmeriChoice with the help of leading researchers and clinicians at academic medical centers and medical schools.

For physicians, the AmeriChoice Personal Care Model means assistance with coordination of their patients’ care. AmeriChoice utilizes sophisticated technology to monitor preventive care interventions and evidence-based treatment protocols to support care management. AmeriChoice operates advanced and unique pharmacy administrative services — including benefit design, generic drug programs, drug utilization review and preferred drug list development — to optimize the use of appropriate quality pharmaceuticals and concurrently manage pharmacy expenditures to levels appropriate to the specific clinical situations. For state customers, the AmeriChoice Personal Care Model means increased access to care and improved quality for their beneficiaries, in a measurable system that reduces their administrative burden and lowers their costs.

AmeriChoice considers a variety of factors in determining in which state programs to participate and on what basis, including the state’s experience and consistency of support for its Medicaid program in terms of service innovation and funding, the population base in the state, the willingness of the physician/provider community to participate with the AmeriChoice Personal Care Model, and the presence of community-based organizations that can partner with AmeriChoice to meet the needs of its members. Using these criteria, AmeriChoice entered three new markets in 2006, expanded in one existing market in 2007, and is examining several others. AmeriChoice is also a subcontractor for the Healthy Indiana Plan, a health care reform plan designed to increase access to health care benefits for Indiana residents.

OPTUMHEALTH

OptumHealth reaches approximately 58 million individuals with its diversified offering of health, financial and ancillary benefit services and products that assist consumers in navigating the health care system and accessing services, support their emotional health, provide ancillary insurance benefits and facilitate the financing of health care services through account-based programs. OptumHealth seeks to simplify the consumer health care experience and facilitate the efficient and effective delivery of care. Its capabilities can be deployed individually or integrated to provide comprehensive, consumer-focused health and financial well-being solutions.

OptumHealth’s simple, modular service designs can be easily integrated to meet varying health plan, employer and consumer needs at a wide range of price points. OptumHealth offers its products on an administrative fee basis where it manages and administers benefit claims for self-insured customers in exchange for a fixed fee per individual served, and on a risk basis, where OptumHealth assumes responsibility for health care and income replacement costs in exchange for a fixed monthly premium per individual served. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.

During 2007, OptumHealth began marketing most of its products under a single brand. Its products are distributed through the three strategic markets that it serves: the employer market for both UnitedHealth Group customers and unaffiliated parties; the payer market for Health Care Services health plans, independent health plans, third-party administrators and reinsurers; and the public sector market for Medicare and state Medicaid offerings through partnerships with Ovations, AmeriChoice and other intermediaries. Approximately 50 percent of the consumers that OptumHealth serves receive their major medical health benefits from a source other than UnitedHealth Group.

OptumHealth is organized into four major groups: Care Solutions, Behavioral Solutions, Specialty Benefits and Financial Services (Exante).

Care Solutions

Care Solutions serves approximately 40 million consumers through tailored programs designed to improve health and well-being, and improve clinical outcomes. It delivers its services through the use of evidenced-based best practices, technology and specially trained nurses. Its clinically focused product portfolio includes programs focused on disease management, care advocacy, complex condition management, such as cancer, solid organ transplant, infertility and congenital heart disease, and wellness. To support its complex condition management programs, Care Solutions negotiates competitive rates with centers that have been designated as “Centers of Excellence” based on their satisfaction of clinical standards, including patient volumes and outcomes, medical team credentials and experience, and patient and family support services.

Care Solutions also provides benefit administration, and clinical and network management for chiropractic, physical therapy, occupational therapy and other complementary and alternative care services through its national network consisting of approximately 22,000 chiropractors, 15,000 physical and occupational therapists and 7,000 complementary and alternative health professionals. Care Solutions also offers treatment decision support, consumer health information, private health portals and consumer health marketing services to address daily living concerns and assist individuals in accessing the health care system.

Behavioral Solutions

Behavioral Solutions serves 35 million individuals with its employee assistance programs, work/life offerings, and clinically driven behavioral health, substance abuse and psychiatric disability management programs. Its consumer-focused programs employ predictive modeling, outcomes management, supportive coaching and evidenced-based best practices to assist individuals in managing stress, depression, substance abuse and other personal challenges while seeking to increase overall health, wellness and productivity. Its outreach programs promote timely detection and intervention to optimize the treatment for people struggling with both psychological and medical conditions. Behavioral Solutions customers have access to a national network of approximately 80,000 clinicians and counselors and 3,000 facilities.

Specialty Benefits

Specialty Benefits includes dental, vision, life, critical illness, short-term disability and stop loss product offerings delivered through an integrated platform that enhances efficiency and effectiveness. Approximately 13.5 million individuals receive their vision benefits through Specialty Benefits and its network of approximately 30,000 vision professionals in private and retail settings. Dental benefit management and related services are provided to six million consumers through a network of approximately 85,000 dentists. Stop-loss insurance is marketed throughout the United States through a network of third-party administrators, brokers and consultants.

Financial Services (Exante)

Financial services were provided through Exante Bank and Exante Financial Services in 2007. During the first half of 2008, we expect to change their name to OptumHealth Bank and OptumHealth Financial Services. Financial services provides health-based financial services for consumers, employers, payers and health care professionals. These financial services include HSAs, HRAs, and Flexible Spending Accounts offered through Exante Bank, a Utah-chartered industrial bank. Financial Services’ health benefit card programs include electronic systems for verification of benefit coverage and eligibility. Financial Services also provides electronic payment and statement services for health care professionals and payers.

INGENIX

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical consulting and research services in conjunction with the development of pharmaceutical products on a nationwide and international basis. As of December 31, 2007, Ingenix’s customers include approximately 5,000 hospitals, 240,000 physicians, 1,500 payers and intermediaries, 245 Fortune 500 companies, 250 life sciences companies, and 150 government entities, as well as other UnitedHealth Group businesses.

Ingenix is engaged in the simplification of health care administration with information and technology. Ingenix helps customers accurately and efficiently document, code and bill for the delivery of care services. It also sells reference materials and coding guides that health care professionals use to bill payers for their services. Ingenix uses data to help advance transparency on cost and quality and help customers streamline their processes to make health care more efficient. Ingenix is a leader in contract research services, and pharmacoeconomics, outcomes, drug safety and epidemiology research through its i3 businesses.

Ingenix’s products and services are sold primarily through a direct sales force focused on specific customers and market segments across the pharmaceutical, biotechnology, employer, government, hospital, physician, payer and property and casualty insurance market segments. Ingenix’s products are also supported and distributed through an array of alliance and business partnerships with other technology vendors, who integrate and interface its products with their applications.

The Ingenix companies are divided into two groups: Information Services and i3.

Information Services

Information Services’ diverse product offerings help clients strengthen health care administration and advance health care outcomes. These products include health care utilization reporting and analytics, physician clinical performance benchmarking, clinical data warehousing, analysis and management responses for medical cost trend management, physician practice revenue cycle management, revenue cycle management for payer and health care professional organizations, decision-support portals for evaluation of health benefits and treatment options, and claims management tools for administrative error and cost reduction. Ingenix uses proprietary software applications that manage clinical and administrative data across diverse information technology environments. Ingenix also uses proprietary predictive algorithmic applications to help clients detect and act on repetitive health care patterns in large data sets. Ingenix offers comprehensive Electronic Data Interchange (EDI) services helping health care professionals and payers decrease costs of claims transmission, payment and reimbursement through both networked and direct connection services.

Information Services provides other services on an outsourced basis, such as verification of physician credentials, health care professional directories, Healthcare Effectiveness Data and Information Set reporting, and fraud and abuse detection and prevention services. Ingenix also offers consulting services, including actuarial and financial advisory work through its Ingenix Consulting division and health care policy research, implementation, strategy and management consulting through its subsidiary, The Lewin Group, as well as product development, health care professional contracting and medical policy management. Ingenix also provides health care IT consulting for health care professionals. Ingenix publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

i3

i3 helps to coordinate and manage clinical trials on a nationwide and international basis for products in development for pharmaceutical and biotechnology companies. i3’s focus is to help pharmaceutical and biotechnology customers effectively and efficiently get drug and medical device data to appropriate regulatory bodies and to improve health outcomes through integrated information, analysis and technology. i3’s capabilities and efforts focus on the entire range of product assessment, through commercialization of life-cycle management services — pipeline assessment, market access and product positioning, clinical trials, economic, epidemiology and safety and outcomes research. i3’s services include global contract research services, protocol development, investigator identification and training, regulatory assistance, project management, data management, biostatistical analysis, quality assurance, medical writing and staffing resource services. i3 delivers contract research services in 58 countries and is therapeutically focused on oncology, the central nervous system, respiratory and infectious diseases, and endocrinology. i3 uses comprehensive, science-based evaluation and analysis and benchmarking services to support pharmaceutical and biotechnology development.

PRESCRIPTION SOLUTIONS

Prescription Solutions was established as a reporting segment during the fourth quarter of 2007, and offers a comprehensive suite of integrated pharmacy benefit management (PBM) services to approximately 10.3 million people, through approximately 64,000 retail network pharmacies and two mail service facilities as of December 31, 2007. Prescription Solutions processed approximately 300 million retail and mail service claims during 2007. Prescriptions Solutions markets include Health Care Services health plans, external employer groups, union trusts, seniors (Part D, Secure Horizons and Evercare) and commercial health plans.

Prescription Solutions’ integrated PBM services include retail network pharmacy management, mail order pharmacy services, specialty pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and compliance and therapy management programs. Prescription Solutions’ products and services are designed to enhance clinical outcomes with appropriate financial results for those served. The fulfillment capabilities of Prescription Solutions are an important strategic component in serving commercial and senior business, including Part D members.

Prescription Solutions’ distribution system consists primarily of brokers and other consultant-based or direct sales. Effective January 1, 2007, Prescription Solutions began providing PBM services to an additional four million Ovations Medicare Advantage and stand-alone Part D members. Prescription Solutions’ growing Consumer Health Products business distributes diabetic testing supplies and other specialized medical supplies, over the counter items, vitamins, minerals and supplements directly to members homes.

GOVERNMENT REGULATION

Most of our health and well-being services are regulated by federal and state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. This regulation can vary significantly from jurisdiction to jurisdiction. Changes in applicable laws, regulations and rules are continually being considered, and the interpretation of existing laws and rules also may change periodically. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, could negatively impact our business. We believe we are in compliance in all material respects with the applicable laws, regulations and rules.

Federal Regulation

We are subject to various levels of federal regulation. Ovations and AmeriChoice Medicare and Medicaid businesses are regulated by CMS. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care being given to Medicare beneficiaries. Our Health Care Services segment, through AmeriChoice and Ovations, also has Medicaid and SCHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance. In addition, the portion of Ingenix’s business that includes clinical research is subject to regulation by the U.S. Food and Drug Administration.

HIPAA. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA requires guaranteed health care coverage for small employers and certain eligible individuals. It also requires guaranteed renewability for employers and individuals and limits exclusions based on preexisting conditions. Federal regulations promulgated pursuant to HIPAA include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. Standards for national health care provider identifiers are currently being implemented by regulators.

ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the U.S. Department of Labor provide additional rules for claims payment and member appeals under health care plans governed by ERISA. Additionally, some states require licensure or registration of companies providing third-party claims administration services for health care plans.

FDIC. The Federal Deposit Insurance Corporation (FDIC) has federal regulatory and supervisory authority over Exante Bank and performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements. In addition to such annual examinations, the FDIC performs periodic examinations of the bank’s compliance with applicable federal banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses, governmental oversight and monetary penalties.

State Regulation

All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state Departments of Insurance and the filing of reports that describe capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends.

In addition, some of our business and related activities may be subject to other health care-related regulations and requirements, including PPO, managed care organization (MCO), utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, but may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information and covered benefits and services. Our AmeriChoice and Ovations Medicaid businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits by AmeriChoice to its Medicaid and SCHIP beneficiaries and by Ovations to its Medicaid beneficiaries. Our pharmacy activities are generally regulated at the state level and may require registration or licensure with certain state boards of pharmacy. Additionally, different approaches to state and federal privacy and insurance regulation and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

In connection with the PacifiCare acquisition, which closed on December 20, 2005, as typically occurs in connection with a transaction of this size, certain of our subsidiaries entered into various commitments with state regulatory departments, principally in California. We believe that none of these commitments will materially affect our operations.

In addition, the Utah State Department of Financial Institutions (UDFI) has state regulatory and supervisory authority over Exante Bank and in conjunction with federal regulators performs annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements. In addition to such annual examinations, the UDFI in conjunction with federal regulators performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses, governmental oversight and monetary penalties.

Audits and Investigations

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. See Note 13 of Notes to the Consolidated Financial Statements for details.

International Regulation

Some of our business units, including Ingenix’s i3 business, have international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property and investment rules and laws.

COMPETITION

As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third-party administrators and business services outsourcing companies, health care professionals that have formed networks to directly contract with employers or with CMS, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our Health Care Services businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises that serve more limited geographic areas. For our Prescription Solutions businesses, competitors include Medco Health Solutions, Inc., CVS/Caremark Corporation, and Express Scripts, Inc. Our OptumHealth and Ingenix business segments also compete with a number of other businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales, marketing and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation.

EMPLOYEES

As of December 31, 2007, we employed approximately 67,000 individuals. We believe our employee relations are generally positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of February 15, 2008, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	55	President and Chief Executive Officer
George L. Mikan III	36	Executive Vice President and Chief Financial Officer
William A. Munsell	55	Executive Vice President of UnitedHealth Group and President of Enterprise Services Group
Eric S. Rangen	51	Senior Vice President and Chief Accounting Officer
Thomas L. Strickland	55	Executive Vice President and Chief Legal Officer
Lori K. Sweere	49	Executive Vice President, Human Capital
Anthony Welters	52	Executive Vice President of UnitedHealth Group and President of Public and Senior Markets Group
David S. Wichmann	45	Executive Vice President of UnitedHealth Group and President of Commercial Markets Group

Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.

Mr. Hemsley is the President and Chief Executive Officer of UnitedHealth Group, has served in that capacity since November 2006, and has been a member of the Board of Directors since February 2000. Mr. Hemsley served as President and Chief Operating Officer from 2003 to November 2006. He joined UnitedHealth Group in 1997 and held various executive positions with the Company from 1997 to 2003.

Mr. Mikan is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in that capacity since November 2006. Mr. Mikan served as Senior Vice President of Finance of UnitedHealth Group from February 2006 to November 2006. From June 2004 to February 2006, Mr. Mikan served as Chief Financial Officer of UnitedHealthcare and as President of UnitedHealth Networks. Mr. Mikan was Chief Financial Officer of Specialized Care Services (now OptumHealth) from 2003 to June 2004. Mr. Mikan joined UnitedHealth Group in 1998 and held various executive positions with the Company from 1998 to 2003.

Mr. Munsell is Executive Vice President of UnitedHealth Group and President of the Enterprise Services Group and has served in that capacity since September 2007. From December 2006 to August 2007, Mr. Munsell served as Executive Vice President of UnitedHealth Group. From November 2004 to December 2006, Mr. Munsell served as Chief Executive Officer of Specialized Care Services (now OptumHealth). From 2003 to June 2004, Mr. Munsell served as the Chief Administrative Officer of UnitedHealthcare and Chief Operating Officer of UnitedHealthcare. Mr. Munsell joined UnitedHealth Group in 1997 and held various executive positions with the Company from 1997 to 2003.

Mr. Rangen is the Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since December 2006. From November 2006 to December 2006, Mr. Rangen was Senior Vice President of UnitedHealth Group. Mr. Rangen joined UnitedHealth Group in November 2006. Prior to joining UnitedHealth Group, Mr. Rangen served as Executive Vice President and Chief Financial Officer of Alliant Techsystems Inc. from April 2004 to March 2006 and as Vice President and Chief Financial Officer of Alliant Techsystems, Inc. from 2003 to April 2004.

Mr. Strickland is the Executive Vice President and Chief Legal Officer of UnitedHealth Group and has served in such capacity since May 2007. Prior to joining UnitedHealth Group, Mr. Strickland was a partner at Hogan & Hartson L.L.P., an international law firm, from 2003 to May 2007, and during such period, he was a managing partner of the Colorado offices and served on the executive committee of Hogan & Hartson L.L.P.

Ms. Sweere is Executive Vice President of Human Capital of UnitedHealth Group and has served in that capacity since June 2007. Prior to joining UnitedHealth Group, Ms. Sweere served as Executive Vice President of Human Resources of CNA Corporation from October 2004 to April 2007 and held various leadership positions with CNA Corporation from 2003 to October 2004.

Mr. Welters is Executive Vice President of UnitedHealth Group and President of the Public and Senior Market Group and has served in that capacity since September 2007. Mr. Welters was named Executive Vice President of UnitedHealth Group in November 2006. From 2003 to November 2006, Mr. Welters was President and Chief Executive Officer of AmeriChoice. Mr. Welters joined UnitedHealth Group in 2002 and held various executive positions with the Company from 2002 to 2003.

Mr. Wichmann is Executive Vice President of UnitedHealth Group and President of the Commercial Markets Group and has served in that capacity since December 2006. From July 2004 to December 2006, Mr. Wichmann served as President and Chief Operating Officer of UnitedHeathcare. From June 2003 to July 2004, Mr. Wichmann served as Chief Executive Officer of Specialized Care Services (now OptumHealth). He also served as President and Chief Operating Officer of Specialized Care Services during 2003. Mr. Wichmann joined UnitedHealth Group in 1998 and held various executive positions with the Company from 1998 to 2003.

ITEM 1A.	RISK FACTORS

See Item 7 “ — Cautionary Statements,” which is incorporated by reference herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned and/or leased real properties totaling approximately 12.6 million square feet to support our business operations in the United States and other countries (net of approximately 0.6 million square feet of space subleased to third parties). Of this total, we owned approximately 1.5 million aggregate square feet of space and leased the remainder. Our leases expire at various dates through May 31, 2025. We are currently constructing two new facilities in Minnesota. We anticipate completing the construction in 2008 and upon completion, we will own an additional 0.4 million square feet of real property and lease an additional 0.2 million square feet of real property. Our facilities are primarily located in the United States. Our various segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On February 15, 2008, there were 14,414 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE were as follows:

	High	Low
2008
First quarter (through February 15, 2008)	$57.86	$44.00

2007
First quarter	$57.10	$50.51
Second quarter	$55.90	$50.70
Third quarter	$54.10	$45.82
Fourth quarter	$59.46	$46.59

2006
First quarter	$62.93	$53.20
Second quarter	$56.60	$41.44
Third quarter	$52.84	$44.29
Fourth quarter	$54.46	$45.12

Dividend Policy

Our Board of Directors established our dividend policy in August 1990. Pursuant to our dividend policy, the Board reviews our financial statements following the end of each fiscal year and decides whether to declare a dividend on the outstanding shares of common stock. On February 19, 2008, our Board of Directors approved an annual dividend of $0.03 per share, which will be paid on April 16, 2008 to shareholders of record on April 2, 2008. Shareholders of record on April 2, 2007 received an annual dividend for 2007 of $0.03 per share and shareholders of record on April 3, 2006 received an annual dividend for 2006 of $0.03 per share.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Fourth Quarter 2007

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the Plans or Programs
October 31, 2007	4,140,000	(2)	$48.30	4,140,000	209,960,000
November 30, 2007	16,300,000	(2)	$53.51	16,300,000	193,660,000
December 31, 2007	21,962,139	(3)	$57.07	21,750,000	171,910,000

TOTAL	42,402,139		$54.85	42,190,000

(1)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On October 30, 2007, the Board renewed and increased the Company’s common stock repurchase program, and authorized the Company to repurchase up to 210 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.

(2)	Represents the total number of shares of our common stock repurchased during the period.

(3)	Represents 21,750,000 shares of our common stock repurchased during the period, of which 18,750,000 of these shares were settled for cash on or before December 31, 2007; and 212,139 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, we issued an aggregate of 139,877 unregistered shares of newly issued common stock of the Company to two employees pursuant to the exercises of certain options previously granted to these employees under our stock option plans at option exercise prices ranging from $5.86 to $28.93 per share. The sales were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933. These options were exercised on a cashless basis and we did not receive any cash proceeds from such transactions.

Performance Graphs

The following two performance graphs compare the Company’s total return to shareholders with indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on UnitedHealth Group’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group (the “Fortune 50 Group”), an index of certain Fortune 50 companies for the five-year period ended December 31, 2007. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2007. The Company is not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2002 in company common stock and in each index, and that dividends were reinvested when paid.

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

	12/02	12/03	12/04	12/05	12/06	12/07

UnitedHealth Group	$100.00	$139.40	$211.02	$298.01	$257.81	$279.42
S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
Fortune 50 Group	$100.00	$121.48	$134.20	$132.92	$150.72	$140.95

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group

The companies included in our peer group are Aetna Inc, Cigna Corp., Coventry Health Care Inc., Humana Inc. and WellPoint Inc. We believe that this peer group accurately reflects our peers in the health care industry.

	12/02	12/03	12/04	12/05	12/06	12/07

UnitedHealth Group	$100.00	$139.40	$211.02	$298.01	$257.81	$279.42
S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
Peer Group	$100.00	$151.56	$233.93	$341.54	$337.19	$406.82

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

	For the Year Ended December 31,
(in millions, except per share data)	2007 (1,2)	2006 (1,2)	2005 (2)	2004 (2)	2003
Consolidated Operating Results
Revenues	$75,431	$71,542	$46,425	$38,217	$29,696
Earnings From Operations	$7,849	$6,984	$5,080	$3,858	$2,671
Net Earnings	$4,654	$4,159	$3,083	$2,411	$1,655

Return on Shareholders’ Equity	22.4%	22.2%	25.2%	29.0%	34.6%

Basic Net Earnings per Common Share	$3.55	$3.09	$2.44	$1.93	$1.40
Diluted Net Earnings per Common Share	$3.42	$2.97	$2.31	$1.83	$1.34
Common Stock Dividends per Share	$0.030	$0.030	$0.015	$0.015	$0.008

Consolidated Cash Flows From (Used For)
Operating Activities	$5,877	$6,526	$4,083	$3,923	$2,913
Investing Activities	$(4,147)	$(2,101)	$(3,489)	$(1,644)	$(745)
Financing Activities	$(3,185)	$474	$836	$(550)	$(1,036)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$22,286	$20,582	$14,982	$12,253	$9,477
Total Assets	$50,899	$48,320	$41,288	$27,862	$17,668
Total Debt	$11,009	$7,456	$7,095	$4,011	$1,979
Shareholders’ Equity	$20,063	$20,810	$17,815	$10,772	$5,236
Debt-to-Total-Capital Ratio	35.4%	26.4%	28.5%	27.1%	27.4%

Financial Highlights should be read with the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes.

(1)	On January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D drug insurance coverage under a contract with CMS. Total revenues generated under this program were $5.9 billion and $5.7 billion for the years ended December 31, 2007 and 2006, respectively. See Note 3 of Notes to the Consolidated Financial Statements for a detailed discussion of this program.

(2)	UnitedHealth Group acquired PacifiCare Health Systems, Inc. (PacifiCare) in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. (Oxford) in July 2004 for total consideration of approximately $5.0 billion and Mid-Atlantic Medical Services, Inc. (MAMSI) in February 2004 for total consideration of approximately $2.7 billion. The results of operations and financial condition of PacifiCare, Oxford and MAMSI have been included in UnitedHealth Group’s Consolidated Financial Statements since the respective acquisition dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UnitedHealth Group is a diversified health and well-being company, serving approximately 70 million Americans. Our focus is on enhancing the performance of the health system and improving the overall health and well-being of the people we serve and their communities. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost, support the physician/patient relationship, and empower people with the information, guidance and tools they need to make personal health choices and decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to make health care work better. We provide individuals with access to quality, cost-effective health care services and resources. We provide employers and consumers with excellent value, service and support, and we deliver value to our shareholders by executing a business strategy founded upon a commitment to balanced growth, profitability and capital discipline.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

2007 Financial Performance Highlights

UnitedHealth Group had strong results in 2007. The Company achieved growth across each of its reporting segments and generated net earnings of $4.7 billion, representing an increase of 12% over 2006. Other financial performance highlights include:

•	Diluted net earnings per common share of $3.42, an increase of 15% over 2006.

•	Consolidated revenues of $75.4 billion, an increase of 5% over 2006.

•	Earnings from operations of $7.8 billion, up $865 million, or 12%, over 2006.

•	Operating margin of 10.4%, up from 9.8% in 2006.

•	Cash flows from operations of $5.9 billion, representing 126% of 2007 net earnings.

2007 Results Compared to 2006 Results

Consolidated Financial Results

Revenues

Revenues are comprised of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care provider services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our pharmacy benefit management (PBM) business, Prescription Solutions, revenues are derived from products sold and from administrative services. Product revenues also include sales of Ingenix syndicated content products.

Consolidated revenues in 2007 of $75.4 billion increased by $3.9 billion, or 5%, over 2006 driven primarily by rate increases on premium-based and fee-based services and growth in the total number of individuals served by Health Care Services.

Premium Revenues. Consolidated premium revenues totaled $68.8 billion in 2007, an increase of $3.1 billion, or 5%, over 2006. This increase was primarily driven by premium rate increases, partially offset by a decrease in the number of individuals served by our commercial risk-based products.

Premium revenues for Commercial Markets (UnitedHealthcare and Uniprise) in 2007 totaled $36.2 billion, an increase of $623 million, or 2%, over 2006. This increase was primarily due to average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products and due to premiums from businesses acquired since the beginning of 2006. This was partially offset by a 4% decrease in the number of individuals served by commercial risk-based products in 2007 primarily due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to commercial fee-based products. Ovations premium revenues in 2007 totaled $26.0 billion, an increase of $1.7 billion, or 7%, over 2006. The increase was driven primarily by an increase in individuals served by standardized Medicare supplement and Evercare products, and rate increases on Medicare Advantage products as well as continued growth in our Medicare Part D program. AmeriChoice premium revenues increased by $732 million, or 20%, over 2006 primarily due to an increase in the number of individuals served by Medicaid products as well as rate increases. The remaining premium revenue increase resulted primarily from membership growth and rate increases at OptumHealth, which contributed a premium revenue increase of 11% over 2006.

Service Revenues. Consolidated service revenues in 2007 totaled $4.6 billion, an increase of $340 million, or 8%, over 2006. This was driven primarily by a 38% increase in Ingenix service revenues due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2006. In addition, Commercial Markets service revenues increased due to a 3% increase in the number of individuals served under commercial fee-based arrangements during 2007, as well as annual rate increases.

Product Revenues. Consolidated product revenues in 2007 totaled $898 million, an increase of $161 million, or 22%, over 2006. The increase was driven by pharmacy sales growth at Prescription Solutions primarily due to providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and Part D members.

Investment and Other Income. Investment and other income during 2007 totaled $1.1 billion, representing an increase of $273 million, or 31%, over 2006. Interest income increased by $239 million in 2007, driven by increased levels of cash and fixed-income investments, due in part to deposits held for certain government-sponsored programs during 2007 and the lack of share repurchase activity in the first two and a half months of 2007. Net realized gains on sales of investments were $38 million in 2007 and $4 million in 2006. We expect a slight decline in investment income in 2008 due to the declining interest rate environment in early 2008, as well as a comparatively lower level of invested asset balances expected in 2008.

Medical Costs

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio (medical costs as a percentage of premium revenues). The consolidated medical care ratio decreased from 81.2% in 2006 to 80.6% in 2007. This was primarily due to a decrease in the medical care ratio relating to Ovations which was partially offset by an increase in the commercial medical care ratio resulting from the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment, as well as a shift from favorable medical cost development for UnitedHealthcare during 2006 to unfavorable medical cost development during 2007.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior fiscal years, resulting from more complete claim information and other facts and circumstances, that are identified in the current year are included in total medical costs reported for the current fiscal year. Medical costs for 2007 included approximately $420 million of favorable medical cost development related to prior fiscal years. Medical costs for 2006 included approximately $430 million of favorable medical cost development related to prior fiscal years.

Medical costs for 2007 increased $2.1 billion, or 4%, to $55.4 billion, primarily due to an annual medical cost trend of 7% to 8% on commercial risk-based business due to medical cost inflation and increased utilization, as well as growth in Ovations Medicare programs, partially offset by a decrease in the number of individuals served by commercial risk-based products.

Operating Costs

The operating cost ratio (operating costs as a percentage of total revenues) for 2007 of 14.0% was consistent with 2006. The operating cost ratio reflected productivity gains from technology deployment and other cost management initiatives, offset by the effect of business mix change as fee-based businesses such as Ingenix increase in size and impact, as well as increased investment in technology, service and product enhancements; incremental marketing and advertising costs for Medicare Advantage products; and expenses in the first quarter of 2007 associated with the application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historical stock option practices, as described below.

Operating costs in 2007 totaled $10.6 billion, an increase of $602 million, or 6%, over 2006. This increase was primarily due to general operating cost inflation and was also impacted by the items discussed above.

Included in the operating costs for 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historical stock option practices. As part of our review of the Company’s historical stock option practices, we determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option exercise price and the revised increased stock option exercise price. The payments will be made on a quarterly basis upon vesting of the applicable awards. The first payment of $110 million was made to optionholders in January 2008 for options vested through December 31, 2007. Aggregate future payments will be $38 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

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

As previously disclosed, in December 2006, the Company entered into agreements with individuals who were executive officers of the Company at the time of grant of an applicable stock option to increase the exercise price of certain outstanding stock options. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

Cost of Products Sold

Cost of products sold in 2007 totaled $768 million, an increase of $169 million, or 28%, over 2006. This was primarily due to costs associated with increased pharmacy sales at Prescription Solutions as a result of providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and Part D members in 2007.

Depreciation and Amortization

Depreciation and amortization in 2007 was $796 million, an increase of $126 million, or 19%, over 2006. This increase was primarily related to higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2006, as well as separately identifiable intangible assets acquired in business acquisitions since the beginning of 2006.

Income Taxes

Our effective income tax rate was 36.3% in both 2007 and 2006.

Business Segments

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which now includes our Commercial Markets (UnitedHealthcare and Uniprise), Ovations and AmeriChoice businesses;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in the Ovations business).

Historical financial data as of and for the years ended December 31, 2006 and 2005 was revised to reflect our new segment operating and financial reporting structure.

The following summarizes the operating results of our reporting segments for the years ended December 31:

(in millions)	2007	2006	Percent Change
Revenues
Health Care Services	$71,199	$67,817	5%
OptumHealth	4,921	4,342	13%
Ingenix	1,304	956	36%
Prescription Solutions	13,249	4,084	224%
Eliminations	(15,242)	(5,657)	nm

Consolidated Revenues	$75,431	$71,542	5%

Earnings from Operations
Health Care Services	$6,595	$5,860	13%
OptumHealth	895	809	11%
Ingenix	266	176	51%
Prescription Solutions	269	139	94%
Corporate	(176)	—	nm

Consolidated Earnings From Operations	$7,849	$6,984	12%

nm - not meaningful

Health Care Services

The Health Care Services segment is composed of the Commercial Markets, Ovations and AmeriChoice businesses. Commercial Markets is comprised of UnitedHealthcare, which offers a comprehensive array of consumer-oriented health benefit plans and services for local, small and mid-sized employers and individuals nationwide, and Uniprise, which provides these services on a dedicated basis to large, multi-site employers. Ovations provides health and well-being services to individuals age 50 and older and AmeriChoice provides network-based health and well-being services to state Medicaid programs and the beneficiaries of those programs. The financial results of Commercial Markets, Ovations and AmeriChoice have been aggregated in the Health Care Services segment due to the similar economic characteristics, products and services, types of customers, distribution methods and operational processes, and regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

Health Care Services had revenues of $71.2 billion in 2007, representing an increase of $3.4 billion, or 5%, over 2006. Commercial Markets revenues of $40.3 billion in 2007 increased by $821 million, or 2%, over 2006. This increase was driven mainly by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products, an increase in the number of individuals served by commercial fee-based products and businesses acquired since the beginning of 2006. This was partially offset by a 4% decrease in the number of individuals served by commercial risk-based products in 2007 primarily due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to commercial fee-based products. Ovations revenues of $26.5 billion in 2007 increased by approximately $1.8 billion, or 7%, over 2006. The increase was primarily driven by an increase in individuals served by standardized Medicare supplement and Evercare products, and rate increases on Medicare Advantage products as well as continued growth in our Medicare Part D program. The remaining Health Care Services revenue increase resulted from an increase in AmeriChoice revenues of $750 million, or 20%, over 2006 primarily due to an increase in the number of individuals served by Medicaid products as well as rate increases.

Health Care Services earnings from operations in 2007 were $6.6 billion, representing an increase of $735 million, or 13%, over 2006. This increase was principally driven by a decrease in the medical care ratio for Ovations primarily due to favorable medical cost trends and an increase in the number of individuals served by certain Medicare products and related rate increases discussed above, partially offset by a decrease in individuals served by commercial risk-based products and an increase in the related medical care ratio. The Commercial Markets medical care ratio increased to 82.6% in 2007 from 80.5% in 2006 and the UnitedHealthcare medical care ratio increased to 82.1% in 2007 from 79.8% in 2006. These increases were mainly due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment as well as a shift from favorable medical cost development for UnitedHealthcare during 2006 to unfavorable medical cost development during 2007, which was partially driven by costs from higher benefit utilization in December 2006 primarily relating to high-deductible risk-based products. The Health Care Services operating margin for 2007 was 9.3%, an increase from 8.6% in 2006, which reflected productivity gains from technology deployment and disciplined operating cost management as well as the factors discussed above.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 31:

(in thousands)	2007	2006
Commercial Risk-based	10,805	11,285
Commercial Fee-based	14,720	14,415

Total Commercial	25,525	25,700

Medicare Advantage	1,370	1,445
Medicaid	1,710	1,465
Standardized Medicare Supplement	2,400	2,275

Total Public and Senior	5,480	5,185

Total Health Care Services Medical Benefits	31,005	30,885

The number of individuals served with commercial products as of December 31, 2007 decreased by 175,000, or 1%, from the prior year. The number of individuals served with commercial fee-based products as of December 31, 2007 increased by 305,000, or 2%, over 2006 driven by new customer relationships and customers converting from risk-based products to fee-based products, partially offset by employment attrition at continuing customers. The number of individuals served with commercial risk-based products decreased by 480,000, or 4%, primarily due to a competitive pricing environment and the conversion of individuals to fee-based products.

The number of individuals served by Medicare Advantage products as of December 31, 2007 decreased by 75,000, or 5%, from 2006, primarily due to a decline in participation in private-fee-for-service offerings, while individuals served by standardized Medicare supplement products increased by 125,000, or 5%, due to new customer relationships. Medicaid enrollment increased 245,000, or 17%, in 2007 primarily due to new customer gains, including 180,000 individuals served under the TennCare program in Tennessee.

OptumHealth

OptumHealth provides health, well-being and financial services to people and organizations nationwide through personalized health advocacy and engagement, specialized benefits such as behavioral, dental and vision offerings, and health-based financial services. OptumHealth revenues of $4.9 billion increased by $579 million, or 13%, over 2006. This increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

OptumHealth earnings from operations in 2007 of $895 million increased $86 million, or 11%, over 2006 primarily due to the membership growth and rate increases discussed above. The OptumHealth operating margin declined from 18.6% in 2006 to 18.2% in 2007 due to a continued business mix shift toward higher revenue, lower margin products, partially offset by effective operating cost management.

Ingenix

Ingenix offers solutions to a spectrum of health care market participants on a national and international basis, including data management services, software products, publications, consulting and actuarial services, business process outsourcing services, clinical research outsourcing, pharmaceutical data and consulting services, and revenue cycle management solutions. Ingenix revenues for 2007 of $1.3 billion increased by $348 million, or 36%, over 2006. This was primarily driven by new business growth in the health information and contract research businesses as well as from businesses acquired since the beginning of 2006.

Ingenix earnings from operations in 2007 were $266 million, up $90 million, or 51%, from 2006. This increase in earnings from operations was primarily due to growth in the health information and contract research businesses, businesses acquired since the beginning of 2006 and effective operating cost management. The operating margin was 20.4% in 2007, up from 18.4% in 2006. This increase in operating margin was largely driven by business growth and operating cost management described above.

Prescription Solutions

Prescription Solutions offers a comprehensive array of PBM and specialty pharmacy management services to employer groups, union trusts, seniors through Medicare prescription drug plans, and commercial health plans. Prescription Solutions revenues for 2007 of $13.2 billion increased by $9.2 billion, or 224%, over 2006. This was primarily driven by providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and stand-alone Part D members. Intersegment revenues were eliminated in consolidation and amounted to $12.4 billion and $3.4 billion for 2007 and 2006, respectively.

Prescription Solutions earnings from operations in 2007 of $269 million increased $130 million, or 94%, from 2006 due largely to the expansion of services to Medicare Part D members discussed above. The operating margin was 2.0% in 2007, a decrease from 3.4% in 2006. The decrease in operating margin reflected the comparatively lower margin earned in the high volume Ovations Medicare Part D prescription drug service contract.

2006 Results Compared to 2005 Results

Consolidated Financial Results

Revenues

Consolidated revenues in 2006 of $71.5 billion increased by $25.1 billion, or 54%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, consolidated revenues increased by approximately 21% in 2006 principally driven by the successful launch of the Medicare Part D program on January 1, 2006, rate increases on premium-based and fee-based services and growth in individuals served across our business segments. Following is a discussion of our 2006 consolidated revenue for each of our revenue components.

Premium Revenues. Consolidated premium revenues totaled $65.7 billion in 2006, an increase of $23.6 billion, or 56%, over 2005. Excluding the impact of acquisitions since the beginning of 2005, consolidated premium revenues increased by $8.8 billion, or 21%, over 2005. The increase was primarily driven by premium rate increases and the successful launch of the Medicare Part D program, partially offset by a slight decrease in the number of individuals served by our commercial risk-based products.

Commercial Markets premium revenues in 2006 totaled $35.6 billion, an increase of $7.5 billion, or 27%, over 2005. Excluding premium revenues from businesses acquired since the beginning of 2005, Commercial Markets premium revenues were essentially flat compared to 2005. This was primarily due to average net premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing commercial risk-based products, offset by lower premium yields from new business primarily due to a larger portion of new customer sales generated from high-deductible lower-premium products (with correspondingly lower medical costs), and a 5% decrease in the number of individuals served by commercial risk-based products primarily due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products. Ovations premium revenues in 2006 totaled $24.4 billion, an increase of $15.2 billion, or 165%, over 2005. Excluding the impact of acquisitions since the beginning of 2005, Ovations premium revenues increased by approximately $8.3 billion, or 92%, over 2005. The increase was primarily driven by the successful launch of the Medicare Part D program, which had premium revenues of $5.7 billion for 2006, and an increase in the number of individuals served by Medicare Advantage and standardized Medicare supplement products, as well as rate increases on these products. OptumHealth premium revenues increased by approximately $1.0 billion over 2005. This was primarily due to the acquisition of PacifiCare Health Systems, Inc. (PacifiCare) and strong growth in the number of individuals served by several OptumHealth businesses under premium-based arrangements. The remaining premium revenue increase primarily resulted from membership growth and premium revenue rate increases in AmeriChoice’s Medicaid programs, which contributed premium revenue increases of approximately $278 million, or 8%, over 2005.

Service Revenues. Service revenues in 2006 totaled $4.3 billion, an increase of $602 million, or 16%, over 2005. Excluding the impact of acquisitions since the beginning of 2005, service revenues increased by approximately 12% over 2005. The increase in service revenues was primarily driven by aggregate growth of 8% in the number of individuals served by commercial fee-based arrangements during 2006, as well as annual rate increases. In addition, Ingenix service revenues increased by approximately 22% due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2005.

Product Revenues. Product revenues in 2006 totaled $737 million, an increase of $579 million over 2005. This was primarily due to increased pharmacy sales at Prescription Solutions, which was acquired in December 2005 with the purchase of PacifiCare.

Investment and Other Income. Investment and other income during 2006 totaled $871 million, representing an increase of $366 million over 2005. Interest income increased by $372 million in 2006, principally due to the impact of increased levels of cash and fixed-income investments during the year, due in part to the acquisition of PacifiCare, as well as higher yields on fixed-income investments. Net capital gains on sales of investments were $4 million in 2006 and $10 million in 2005.

Medical Costs

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

Medical costs for 2006 increased $19.6 billion, or 58%, to $53.3 billion, due to the impact of businesses acquired since the beginning of 2005, medical costs associated with the new Medicare Part D program and a medical cost trend of 7% to 8% on commercial risk-based business. Medical costs associated with the new Medicare Part D program for 2006 were $4.9 billion. The medical cost trend was due to both medical inflation and increases in health care consumption.

Operating Costs

The operating cost ratio for 2006 of 14.0%, improved from 15.4% in 2005. This decrease was primarily driven by revenue mix changes, with premium revenues growing at a faster rate than service revenues primarily due to the new Medicare Part D program and the PacifiCare acquisition. Operating costs as a percentage of premium revenues are generally considerably lower than operating costs as a percentage of fee-based revenues. The decrease in the operating cost ratio reflected productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration, and an insurance recovery of $43 million. These items were partially offset by a $22 million charitable contribution to the United Health Foundation and approximately $44 million of additional cash expenses related to the stock option review, exclusive of share-based compensation expense.

Operating costs in 2006 totaled $10.0 billion, an increase of $2.8 billion, or 40%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, operating costs increased by approximately 13% over 2005. The increase was primarily due to the new Medicare Part D program as well as a 4% increase in the total number of individuals served by Health Care Services during 2006 (excluding the impact of acquisitions since the beginning of 2005), growth in OptumHealth and Ingenix, general operating cost inflation, and the specific items discussed above, partially offset by productivity gains from technology deployment, cost savings associated with acquisition integrations and other cost management initiatives.

Cost of Products Sold

Cost of products sold in 2006 totaled $599 million, an increase of $510 million over 2005. This increase was primarily due to increased pharmacy sales at Prescription Solutions, which was acquired in December 2005 with the purchase of PacifiCare.

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

Income Taxes

Our effective income tax rate was 36.3% in 2006 and in 2005.

Business Segments

The following summarizes the operating results of our business segments for the years ended December 31:

(in millions)	2006	2005	Percent Change
Revenues
Health Care Services	$67,817	$44,119	54%
OptumHealth	4,342	3,127	39%
Ingenix	956	796	20%
Prescription Solutions	4,084	78	nm
Eliminations	(5,657)	(1,695)	nm

Consolidated Revenues	$71,542	$46,425	54%

Earnings from Operations
Health Care Services	$5,860	$4,376	34%
OptumHealth	809	574	41%
Ingenix	176	130	35%
Prescription Solutions	139	—	nm

Consolidated Earnings From Operations	$6,984	$5,080	37%

nm - not meaningful

Health Care Services

Health Care Services had revenues of $67.8 billion in 2006, representing an increase of $23.7 billion, or 54%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, Health Care Services revenues increased by approximately $8.6 billion, or 20%, over 2005. Commercial Markets revenues of $39.5 billion in 2006 increased by $8.1 billion, or 26%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, Commercial Markets revenues increased by approximately 2% over 2005. This was primarily due to an 8% increase in the number of individuals served with commercial fee-based products and annual service fee rate increases for self-insured customers, as well as average premium rate increases of approximately 8% or above on UnitedHealthcare’s renewing risk-based products, partially offset by lower premium yields from a larger portion of new customer sales generated from high-deductible lower-premium products and a 5% decrease in the number of individuals served by commercial risk-based products in 2006 primarily due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products. Ovations revenues of $24.6 billion in 2006 increased by approximately $15.2 billion, or 162%, over 2005. Excluding the impact of acquisitions since the beginning of 2005, Ovations revenues increased by $7.8 billion, or 85%, over 2005. The increase was primarily driven by the successful launch of the Medicare Part D program, which had premium revenues of $5.7 billion for 2006, and an increase in the number of individuals served by Medicare Advantage and standardized Medicare supplement products, as well as rate increases on these products. The remaining increase in Health Care Services revenues is attributable to a 8% increase in AmeriChoice revenues, excluding the impact of businesses acquired since the beginning of 2005, primarily driven by membership growth and premium revenue rate increases on Medicaid products.

Health Care Services earnings from operations in 2006 were $5.9 billion, representing an increase of $1.5 billion, or 34%, over 2005. This increase was principally driven by acquisitions and increases in the number of individuals served by Ovations’ Medicare and Part D products and Commercial Markets’ fee-based products. The segment also benefited by productivity gains from technology deployment and other cost management initiatives, including cost savings associated with the PacifiCare acquisition integration. These initiatives also reduced labor and occupancy costs in the transaction processing and customer service, billing and enrollment functions. The Commercial Markets medical care ratio increased to 80.5% in 2006 from 79.6% in 2005 and the UnitedHealthcare medical care ratio increased to 79.8% in 2006 from 78.6% in 2005, mainly due to the impact of the PacifiCare acquisition and changes in product, business and customer mix. Health Care Services’ operating margin for 2006 was 8.6%, a decrease from 9.9% in 2005. This decrease was driven mainly by the acquisition of PacifiCare and the new Medicare Part D program, which have lower operating margins than historic UnitedHealth Group businesses.

The following table summarizes the number of individuals served by Health Care Services, by major market segment and funding arrangement, as of December 31:

(in thousands)	2006	2005
Commercial Risk-based	11,285	11,350
Commercial Fee-based	14,415	13,240

Total Commercial	25,700	24,590

Medicare Advantage	1,445	1,185
Medicaid	1,465	1,290
Standardized Medicare Supplement	2,275	2,150

Total Public and Senior	5,185	4,625

Total Health Care Services Medical Benefits	30,885	29,215

The number of individuals served by commercial products as of December 31, 2006 increased by approximately 1.1 million, or 5%, over the prior year. Excluding the impact of businesses acquired since the beginning of 2005, commercial business individuals served increased by 565,000, or 3%, over the prior year. This included an increase of approximately 1.0 million in the number of individuals served with commercial fee-based products, driven by new customer relationships and customers converting from risk-based products to fee-based products, offset by a decrease of approximately 475,000 in the number of individuals served with commercial risk-based products primarily due to the Company’s internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to fee-based products.

Excluding businesses acquired since the beginning of 2005, the number of individuals served by Medicare Advantage products increased by 230,000 from 2005 primarily due to new customer relationships, while individuals served by standardized Medicare supplement products increased by 125,000, or 6%, due to new customer gains. Excluding the impact of businesses acquired since the beginning of 2005, Medicaid enrollment increased 65,000, or 5%, primarily due to new customer gains.

OptumHealth

OptumHealth revenues of $4.3 billion increased by $1.2 billion, or 39%, over 2005. Excluding the impact of businesses acquired since the beginning of 2005, revenues increased by 20% over the prior period. This increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

Earnings from operations in 2006 of $809 million increased $235 million, or 41%, over 2005. OptumHealth operating margin was 18.6% in 2006, up from 18.4% in 2005. Realized improvements in operating cost structure and benefits from the integration of PacifiCare specialty operations in 2006 were partially offset by a business mix shift toward higher revenue, lower margin products.

Ingenix

Ingenix revenues for 2006 of $956 million increased by $160 million, or 20%, over 2005. This was primarily driven by new business growth in the health information and contract research businesses, as well as businesses acquired since the beginning of 2005. Earnings from operations in 2006 were $176 million, up $46 million, or 35%, from 2005. Operating margin was 18.4% in 2006, up from 16.3% in 2005. These increases in earnings from operations and operating margin were primarily due to growth in the health information and pharmaceutical services businesses, improving gross margins due to effective cost management, and businesses acquired since the beginning of 2005.

Prescription Solutions

Results for Prescription Solutions in 2006 included revenues of $4.1 billion, earnings from operations of $139 million and operating margin of 3.4%. The 2005 results included $78 million of revenue and no earnings from operations. The increases in 2006 were primarily due to the timing of the acquisition of this business, which was acquired in December 2005 with the purchase of PacifiCare.

Liquidity, Financial Condition and Capital Resources

Liquidity and Financial Condition

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

Cash flows generated from operating activities, our primary source of liquidity, are principally from premiums, fee income and investment income. Any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based insured business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with estimated future health care costs. In 2007, a hypothetical unexpected 1% increase in commercial insured medical costs would have reduced net earnings by approximately $190 million.

Change in Capital Structure. On October 31, 2007, we announced that we may increase the debt component of our capital structure to the 40 percent range of debt-to-total-capital. Effective with our debt issuances in the fourth quarter of 2007 and share repurchases through year end, the debt component of our capital structure increased to 35.4%. Refer to “— Financing Activities” below for further detail of the debt issuances, including the February 2008 issuance. These events increased our debt-to-total-capital ratio and will reduce our weighted average total cost of capital. This change will also increase our interest expense during 2008, and thereafter as applicable. As a result of this announcement on October 31, 2007, Standard & Poor’s (S&P) downgraded our senior debt rating one notch from “A” to “A-” and our commercial paper rating one notch from “A1” to “A2”. S&P maintained our outlook at stable for both our senior debt and commercial paper. On January 9, 2008, Moody’s downgraded our senior debt rating to “Baa1” and returned our outlook to stable. Moody’s affirmed our commercial paper rating at “P-2” with a stable outlook. On January 30, 2008, Fitch downgraded our senior debt rating to “A-” with a stable outlook and maintained our commercial paper rating at “F-1” with a stable outlook. The interest rates on our debt and commercial paper did not change as a result of the change in debt ratings. We believe the prudent use of debt optimizes our cost of capital and return on shareholders’ equity, while maintaining appropriate liquidity.

Operating Activities

Net cash flows from operating activities totaled $5.9 billion, $6.5 billion and $4.1 billion for 2007, 2006 and 2005, respectively. Cash from operating activities in 2007 decreased from 2006 by $649 million, or 10%, due to a reduction in working capital cash flows of $1.5 billion partially offset by an increase of $495 million in net income. The decrease in working capital cash flows was driven by lower medical costs payable growth primarily related to Ovations Medicare programs as the 2006 operating cash flows benefited from the initial establishment of the medical costs payable balance related to the Medicare Part D program, fewer income tax refunds received in 2007 as well as larger income tax payments and the timing of certain government payments and receipts. Overall, our receivables and related days sales outstanding increased primarily as a result of these governmental timing differences, while our commercial business receivables remained relatively flat.

Investing Activities

Net cash flows used for investing activities totaled $4.1 billion, $2.1 billion and $3.5 billion for 2007, 2006 and 2005, respectively. For detail on acquisitions, see Note 4 of Notes to the Consolidated Financial Statements.

Financing Activities

Net cash flows used for financing activities totaled $3.2 billion for 2007. Net cash flows from financing activities totaled $474 million and $836 million for 2006 and 2005, respectively.

Debt Transactions. In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an initial interest rate of 4.5%. On the same date, we entered into interest rate swap agreements to receive fixed rates and pay variable rates that are benchmarked to the LIBOR on the February 2013 and February 2018 notes with an aggregate notional amount of approximately $1.7 billion.

In November 2007, we issued $500 million of zero coupon notes due November 2022. These zero coupon notes are original issue discount notes with an aggregate principal amount due at maturity of approximately $1.1 billion and an accretion yield of 5.3%. These notes have a put feature that allows a note holder to require us to repurchase the notes at the accreted value at certain annual dates in the future, beginning on November 15, 2010.

In November 2007, we issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We expect to complete the exchange in February 2008.

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the LIBOR and had an interest rate of 5.1% at December 31, 2007. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We expect to complete the exchange in February 2008.

In March 2006, we issued a total of $3.0 billion in senior unsecured debt to refinance outstanding commercial paper. We issued $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the LIBOR and had an interest rate of 5.2% and 5.5% at December 31, 2007 and 2006, respectively.

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million and amended the indenture governing these notes. During 2007, approximately $9 million of convertible notes were tendered for conversion, for which we issued 470,119 shares of UnitedHealth Group common stock, valued at approximately $24 million, and cash of approximately $10 million. In September 2007, we notified the remaining holders of our intent to fully redeem all outstanding convertible notes on October 18, 2007, the earliest redemption date. As of October 16, 2007, all convertible notes were tendered pursuant to this redemption notice.

Hedging Activities. To more closely align interest costs with floating interest rates received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $5.6 billion as of December 31, 2007, with variable rates that are benchmarked to the LIBOR. As of December 31, 2007, the aggregate asset, recorded at fair value, for all existing interest rate swaps was approximately $151 million. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap asset and the debt liability within debt in our Consolidated Balance Sheets and there have been no net gains or losses recognized in our Consolidated Statements of Operations. At December 31, 2007, the rates used to accrue interest expense on these agreements ranged from 4.1% to 6.1%.

Stock Repurchases. Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2007, we repurchased 125.3 million shares which were settled for cash on or before December 31, 2007 at an average price of approximately $53 per share and an aggregate cost of approximately $6.6 billion. During 2006, we repurchased 40.2 million shares which were settled for cash on or before December 31, 2006 at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of December 31, 2007, we had Board of Directors’ authorization to purchase up to an additional 171.9 million shares of our common stock. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We expect to repurchase approximately $5 billion of our common stock in 2008.

Capital Resources

As of December 31, 2007 and 2006, we had commercial paper and debt outstanding of approximately $11.0 billion and $7.5 billion, respectively. Our debt-to-total-capital ratio was 35.4% and 26.4% as of December 31, 2007 and 2006, respectively. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk. However, a significant downgrade in ratings may increase the cost of borrowing for us or limit our access to capital. See “— Cautionary Statements” for additional information.

Cash and Investments. We maintained a strong liquidity position, with cash and investments of $22.3 billion and $20.6 billion at December 31, 2007 and 2006, respectively. Total cash and investments increased by $1.7 billion since December 31, 2006, primarily due to strong operating cash flows, the issuance of debt, and proceeds received from common stock issuances related to exercises of share-based awards, partially offset by common stock repurchases, repayments of debt, capital expenditures, and funds paid to Centers for Medicare & Medicaid Services (CMS) under the Medicare Part D program.

As further described under “— Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At December 31, 2007, approximately $2.4 billion of our $22.3 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and common stock repurchases.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unlimited amount of debt securities.

Ratings. Currently, our senior debt is rated “A-” with a stable outlook by S&P, “A-” with a stable outlook by Fitch, and “Baa1” with a stable outlook by Moody’s. Our commercial paper is rated “A2” with a stable outlook by S&P, “F-1” with a stable outlook by Fitch, and “P-2” with a stable outlook by Moody’s.

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of December 31, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 13 of Notes to the Consolidated Financial Statements for details.

Bank Credit Facilities. In November 2007, we entered into a $1.5 billion 364-day revolving credit facility in order to expand our access to liquidity. The credit facility supports our commercial paper program and is available for general working capital purposes. As of December 31, 2007, we had no amounts outstanding under this bank credit facility.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of December 31, 2007 and 2006, we had no amounts outstanding under this credit facility.

In October 2006, we entered into a $7.5 billion 364-day revolving credit facility. Effective August 3, 2007, we elected to reduce the amount of this facility to $1.5 billion. This credit facility expired on October 15, 2007.

Dividend Restrictions. We conduct a significant portion of our operations through subsidiaries that are subject to standards established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus.

In 2007 and 2006, based on the previous years’ statutory net income and statutory capital and surplus levels, the maximum amounts of dividends which could be paid without prior regulatory approval were $2.5 billion and $2.2 billion, respectively. For the years ended December 31, 2007 and 2006, the Company’s regulated subsidiaries paid approximately $2.9 billion and $2.5 billion in dividends to their parent companies, including approximately $400 million and $300 million of special dividends approved by state insurance regulators, respectively.

Contractual Obligations, Off-Balance Sheet Arrangements and Commitments

The following table summarizes future obligations due by period as of December 31, 2007, under our various contractual obligations, off-balance sheet arrangements and commitments:

(in millions)	2008	2009 to 2010	2011 to 2012	Thereafter	Total
Debt and Commercial Paper (1)	$1,946	$2,103	$1,197	$5,763	$11,009
Interest on Debt and Commercial Paper (2)	484	804	655	4,147	6,090
Operating Leases	173	317	204	345	1,039
Purchase Obligations (3)	204	161	17	—	382
Future Policy Benefits (4)	167	335	327	1,187	2,016
Unrecognized Tax Benefits (5)	4	—	—	210	214
Unfunded Investment Commitments (6)	131	221	6	3	361
Other Long-Term Obligations (7)	7	31	—	408	446

Total Contractual Obligations	$3,116	$3,972	$2,406	$12,063	$21,557

(1)	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of acceleration is remote.

(2)	Calculated using stated rates from the debt agreements and related interest rate swap agreements and assuming amounts are outstanding through their contractual term. For variable-rate obligations, we used the rates in place as of December 31, 2007 to estimate all remaining contractual payments. Includes unamortized discounts from par values.

(3)	Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements which are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and also excludes liabilities to the extent recorded in our Consolidated Balance Sheets at December 31, 2007.

(4)	Estimated payments required under life and annuity contracts held by a divested entity. Under our reinsurance arrangement with OneAmerica Financial Partners, Inc. (OneAmerica) these amounts are payable by OneAmerica, but we remain primarily liable to the policyholders if they are unable to pay. We have recorded a corresponding reinsurance receivable from OneAmerica in our Consolidated Financial Statements.

(5)	Unrecognized tax benefits relate to the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48). Since the timing of future settlements are uncertain, the long-term portion has been classified as “Thereafter.” See Note 11 of Notes to the Consolidated Financial Statements for more detail.

(6)	Includes remaining capital commitments for equity investment funds and the investment commitment related to the PacifiCare acquisition discussed below.

(7)	Includes future payments to optionholders related to the application of Section 409A, as well as obligations associated with certain employee benefit programs and charitable contributions related to the PacifiCare acquisition discussed below, which have been classified as “Thereafter” due to uncertainty regarding payment timing.

The table above includes a facility lease agreement that we signed in 2006. Lease payments are expected to commence under this agreement in March 2009, at the time we occupy the facility, and extend over a 20-year period with total estimated lease payments of $229 million.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions for the benefit of California health care consumers, which has been accrued in our Consolidated Balance Sheets. We have committed to specific projects totaling approximately $18 million of the $50 million charitable commitment at December 31, 2007, of which $6 million was paid. Additionally, we agreed to invest $200 million in

California’s health care infrastructure to further health care services to the underserved populations of the California marketplace, of which $8 million was invested at December 31, 2007. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding. The unfunded charitable commitment and investment commitment have been included in the above table.

At December 31, 2007, we had pending cash acquisitions. See Note 4 of Notes of the Consolidated Financial Statements for further detail.

We do not have any other material contractual obligations, off-balance sheet arrangements or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with CMS. The Company contracts with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, coinsurance of 25% for the member and 75% for the Company up to an initial coverage limit of $2,400 of annual drug costs, no insurance coverage between $2,400 and $5,451 (except the member gets the benefit of the Company’s significant drug discounts), and catastrophic coverage for annual drug costs in excess of $5,451 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $3,850.

The Company’s contract with CMS includes risk-sharing provisions, wherein CMS retains approximately 75% to 80% of the losses or profits outside a pre-defined risk corridor. The risk-sharing provisions take effect if actual pharmacy benefit costs are more than 2.5% above or below expected cost levels as submitted by the Company in its initial contract application. Contracts are generally non-cancelable by enrollees; however, enrollees may change plans during an annual enrollment period each year.

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

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 25% of our total consolidated revenues for the twelve months ended December 31, 2007.

As of January 1, 2008, certain changes were made to the Medicare Part D coverage by CMS, including:

•	The initial coverage limit increased to $2,510.

•	The catastrophic coverage begins at $5,726.

•	The annual out-of-pocket maximum increased to $4,050.

•	The risk-share provisions take effect if actual costs are more than 5% above or below expected costs.

•	CMS retains 50% to 80% of the losses or profits outside this risk corridor.

These changes result in an increase in the amount of losses or profits that we may realize from this contract in 2008 as the amount of risk retained by CMS has diminished.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products (Supplemental Health Insurance Program). Under the Supplemental Health Insurance Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the AARP Supplemental Health Insurance Program were approximately $5.3 billion in 2007, $5.0 billion in 2006 and $4.9 billion in 2005.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 12 of Notes to the Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

Under separate trademark license agreements with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans and Medicare Advantage plans. We pay AARP a license fee for the use of the trademark and member data and assume all operational and underwriting risks.

On October 3, 2007, we entered into new agreements with AARP which amended our existing arrangements. See Note 12 of Notes to the Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 2 of Notes to the Consolidated Financial Statements.

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

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

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using an analysis of claim adjudication patterns over the most recent 36-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated by us as of the date of estimation. For months prior to the most recent three months, we apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent three months as there is typically insufficient claim data available for those months to calculate credible completion factors. Accordingly, for the most recent three months, we estimate claim costs incurred primarily by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available and by reviewing a broad set of health care utilization indicators including, but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control, as well as through a review of near-term completion factors. This approach is consistently applied from period to period.

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2007:

Completion Factor Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$135
(0.50)%	$90
(0.25)%	$45
0.25%	$(45)
0.50%	$(90)
0.75%	$(135)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2007:

Medical Cost PMPM Trend Increase (Decrease) in Factor	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$258
2%	$172
1%	$86
(1)%	$(86)
(2)%	$(172)
(3)%	$(258)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.

(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

The analyses above include those outcomes that are considered reasonably likely based on our historical experience in estimating liabilities for incurred but not reported benefit claims.

In order to evaluate the impact of changes in medical cost estimates for any particular discrete period, one should consider both the amount of development recorded in the current period pertaining to prior periods and the amount of development recorded in subsequent periods pertaining to the current period. The accompanying table provides a summary of the net impact of favorable development on medical costs and earnings from operations:

	Favorable Development	Increase (Decrease) to Medical Costs (a)		Medical Costs			Earnings from Operations
(in millions)				As Reported	As Adjusted (b)		As Reported	As Adjusted (b)
2005	$400	$(30)		$33,669	$33,639		$5,080	$5,110
2006	$430	$10		$53,308	$53,318		$6,984	$6,974
2007	$420	(c	)	$55,435	(c	)	$7,849	(c	)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.

(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.

(c)	Not yet determinable as the amount of prior period development recorded in 2008 will change as our December 31, 2007 medical costs payable estimate develops throughout 2008.

Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2007, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2007; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2007 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, 2007 earnings from operations would increase or decrease by $72 million and diluted net earnings per common share would increase or decrease by $0.03 per share.

Revenues

Revenues are principally derived from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services, as recorded in our records. Employer groups generally provide us with changes to their eligible population one month in arrears. Each billing includes an adjustment for prior period changes in eligibility status that were not reflected in our previous billing. We estimate and adjust the current period’s revenues and accounts receivable accordingly. Our estimates are based on historical trends, premiums billed, the level of contract renewal activity and other relevant information. We revise estimates of revenue adjustments each period and record changes in the period they become known.

Goodwill, Intangible Assets and Other Long-Lived Assets

As of December 31, 2007, we had long-lived assets, including goodwill, other intangible assets and property, equipment and capitalized software, of $20.7 billion. We review our goodwill and indefinite-lived intangibles for impairment annually at the reporting unit level, and we review our remaining long-lived assets for impairment when events and changes in circumstances indicate we might not recover their carrying value. To determine the fair value of our long-lived assets and assess their recoverability, we must make assumptions about a wide variety of internal and external factors including estimated future utility and estimated future cash flows, which in turn are based on estimates of future revenues, expenses and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Investments

As of December 31, 2007, we had approximately $13.4 billion of investments, primarily held in marketable debt securities. Our investments are principally classified as available for sale and are recorded at fair value. We exclude unrealized gains and losses on investments available for sale from earnings and report them together, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2007, our investments had gross unrealized gains of $182 million and gross unrealized losses of $27 million. If any of our investments experience a decline in fair value that is determined to be other than temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other than temporary. We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery and record any resulting impairment charges at that time. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

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

Legal Matters

A description of our legal proceedings is included in Note 13 of Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report and is incorporated by reference herein.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of December 31, 2007, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of December 31, 2007, there were no other significant concentrations of credit risk.

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

Cautionary Statements Relating to Our Historical Stock Option Practices

Matters relating to or arising out of our historical stock option practices, including regulatory inquiries, litigation matters, and potential additional cash and noncash charges could have a material adverse effect on the Company.

In early 2006, our Board of Directors initiated an independent review of the Company’s historical stock option practices from 1994 to 2005. The independent review was conducted by an independent committee comprised of three independent directors of the Company (Independent Committee) with the assistance of independent counsel and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee had completed their review of the Company’s historical stock option practices and reported the findings to the non-management directors of the Company. As a result of our historical stock option practices, we restated our previously filed financial statements, we are subject to various regulatory inquiries and litigation matters, and we may be subject to further cash and noncash charges, the outcome of any or all of which could have a material adverse effect on us.

Regulatory Inquiries

As previously disclosed, the SEC and the U.S. Attorney for the Southern District of New York are conducting investigations into the Company’s historical stock option practices and the Company has received requests for documents from the Minnesota Attorney General and various Congressional committees in connection with these issues and the Company’s executive compensation practices. We have not resolved these matters. We cannot provide assurance that the Company will not be subject to adverse publicity, regulatory or criminal fines, penalties, or other sanctions or contingent liabilities or adverse customer reactions in connection with these matters. In addition, we may be subject to additional regulatory inquiries arising out of the review of the Independent Committee, the review of a special litigation committee, consisting of two former Minnesota Supreme Court Justices, appointed by our Board of Directors to review claims asserted in federal and state shareholder derivative claims relating to our historical stock option practices (Special Litigation Committee), and the related restatement of our historical financial statements. Regulatory inquiries may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any regulatory inquiry could have a material adverse effect on our business, financial condition and results of operations.

Litigation Matters

We and certain of our current and former directors and officers are defendants in a consolidated federal securities class action, an Employment Retirement Income Security Act of 1974, as amended (ERISA) class action, and state and federal shareholder derivative actions relating to our historical stock option practices. We also have received shareholder demands relating to those practices.

In addition, following our announcement that we would delay filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities.

We cannot provide assurance that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition or results of operations. See Note 13 of Notes to the Consolidated Financial Statements for a more detailed description of these proceedings and shareholder demands.

In addition, we may be subject to additional litigation, proceedings or actions arising out of the Independent Committee’s review, the Special Litigation Committee’s review and the related restatement of our historical financial statements. Litigation regulatory proceedings or actions may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Potential Additional Cash and Noncash Charges

While we believe we have made appropriate judgments in our restated financial statements in determining the financial impacts of our historical stock option practices, we cannot provide assurance that the SEC will agree with the manner in which we have accounted for and reported, or not reported, the financial impacts, including the adjustments that we made based on our determination of the measurement dates for our historical stock option grants. If the SEC disagrees with our financial adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation and the above-referenced regulatory reviews, the amount and timing of which are uncertain but which could be material.

Cautionary Statements Relating to Our Business

If we fail to effectively estimate and manage our health care costs, the profitability of our risk-based products could decline and could materially adversely affect our future financial results.

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage health care costs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue on commercial policies is typically fixed for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. We base the premiums we charge and our Medicare bids on our estimate of future health care costs over the fixed contract period; however, medical cost inflation, regulations and other factors may cause actual costs to exceed what was estimated and reflected in premiums or bids. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for commercial insured products, our annual net earnings for 2007 would have been reduced by approximately $190 million. In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. If these estimates prove too low, they will have a negative impact on our future results.

If we fail to comply with or fail to respond quickly and appropriately to frequent changes in federal and state regulations, our business, financial condition and results of operations could be materially adversely affected.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. The broad latitude that is given to the agencies administering those regulations, as well as future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of certain acquisitions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

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

State legislatures and Congress continue to focus on health care issues. Legislative and regulatory proposals at state and federal levels may affect certain aspects of our business, including contracting with physicians, hospitals and other health care professionals; physician reimbursement methods and payment rates; coverage determinations; mandated benefits and minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; use and maintenance of individually identifiable health information; medical malpractice litigation; consumer-driven health plans and health savings accounts and insurance market reforms; confidentiality of health information; and government-sponsored programs. For example, from time to time, Congress has considered various forms of managed care reform legislation which if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. We cannot predict if any of these initiatives will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be, but their enactment could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business.

In addition, the health care industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by: adversely affecting our ability to market our products and services; requiring us to change our products and services; or increasing the regulatory burdens under which we operate.

In August 2007, we entered into a multi-state national agreement with regulatory offices in 38 states relating to the legacy UnitedHealthcare fully insured commercial business. The agreement covers several key areas of review of our business operations, including claims payment accuracy and timeliness, appeals and grievances resolution timeliness, health care professional network/service, utilization review, explanation of benefits accuracy, and oversight and due diligence of contracted entities and vendor performance. The agreement addressed and resolved past regulatory matters related to the areas of review prior to August 2007 and establishes a transparent framework for evaluating and regulating performance through December 2010. On a prospective basis, the agreement is similar to a customer performance guarantee, whereby we will self report quarterly and annually our operational performance on a set of national performance standards agreed to by the participating states. We must perform to the standards set forth in the agreement, or be subject to fines and penalties.

We are also involved in various governmental investigations, audits and reviews. These regulatory activities include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the U.S. Department of Justice, U.S. Attorneys, the SEC and other governmental authorities. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, in 2007, the California Department of Managed Health Care and the California Department of Insurance examined our PacifiCare health plans in California. As a result of these examinations, the California Department of Managed Health Care has assessed a penalty of $3.5 million related to its findings. The California Department of Insurance, however, has not yet levied a financial penalty related to its findings. In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

Our business providing PBM services are subject to federal and state regulations associated with the PBM industry and if we fail to comply with these regulations, our business, financial condition and results of operations could be materially adversely affected.

In connection with the PacifiCare merger, we acquired a PBM business, Prescription Solutions. We also provide PBM services through UnitedHealth Pharmaceutical Solutions. Prescription Solutions and UnitedHealth Pharmaceutical Solutions are subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies. In the event a court were to determine that our PBM business acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and drug management programs, contracting network practices, specialty drug distribution and other transactions. Our PBM business also conducts business as a mail order pharmacy, which subjects it to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with purported errors by our mail order pharmacy, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products.

If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations could be materially adversely affected.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which we operate. For our Health Care Services segment, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises that serve more limited geographic areas or market segments such as Medicare specialty services. For our Prescription Solutions business, competitors include Medco Health Solutions, Inc., CVS/Caremark Corporation and Express Scripts, Inc. Our OptumHealth and Ingenix business segments also compete with a number of other businesses. The addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. In particular markets, competitors may have capabilities or resources that give them a competitive advantage. Greater market share, established reputation, superior supplier or health care professional arrangements, existing business relationships, and other factors all can provide a competitive advantage to our businesses or to their competitors. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers (including hospitals, physician groups and other care professionals) in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability. If we do not complete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not provide a satisfactory level of services, if membership does not increase as we expect, if membership declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, our business and results of operations could be materially adversely affected.

A reduction or less than expected increase in Medicare and Medicaid program funding and/or our failure to retain and acquire Medicare, Medicaid and State Medicaid Children’s Health Insurance Programs (SCHIP) enrollees could adversely affect our revenues and financial results.

We participate as a payer in Medicare Advantage, Medicare Part D, and various Medicaid and SCHIP programs and receive revenues from the Medicare, Medicaid and SCHIP programs to provide benefits under these programs. Our participation in these programs is through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these programs is dependent upon many factors outside of our control, including general economic conditions at the federal or applicable state level and general political issues and priorities. A reduction or less than expected increase in government funding for these programs or change in allocation methodologies may adversely affect our revenues and financial results.

Our ability to retain and acquire Medicare, Medicaid and SCHIP enrollees is impacted by bids and plan designs submitted by us and our competitors. Under the Medicaid Managed Care program, state Medicaid agencies are periodically required by federal law to seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid Managed Care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a threshold, which is set by the government after our bids are submitted. If the enrollee premium is not below the government threshold, we risk losing the members who were auto-assigned to us and we will not have additional members auto-assigned to us. For example, we lost approximately 650,000 of our auto-enrolled low-income subsidy members in 2008 because our bids exceeded thresholds set by the government. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions are materially incorrect or our competitors’ bids and positioning are different than anticipated, either as a result of unforeseen changes to the Medicare program or otherwise, our financial results could be materially affected.

If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health care providers, our business could be adversely affected.

We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for competitive prices and services. Our results of operations and prospects are substantially dependent on our continued ability to maintain these competitive prices and services. In any particular market, these physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

In addition, we have capitation arrangements with some physicians, hospitals and other health care providers. Under the typical arrangement, the health care provider receives a fixed percentage of premium to cover all the medical costs provided to the capitated member. Under some capitated arrangements, the provider may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the professional. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. There can be no assurance that health care providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.

The use of individually identifiable data by our businesses is regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act and in Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as such term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with any privacy proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations.

Our relationship with AARP is important and the loss of such relationship could have an adverse effect on our business and results of operations.

Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance and other products to AARP members and Medicare Part D prescription drug plans to AARP members and non-members. One of our agreements with AARP expands the relationship to include AARP-branded Medicare Advantage plans for AARP members and non-members. Our agreements with AARP contain commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for consumers. The AARP agreements may be terminated early under certain circumstances, including, depending on the agreement, a material breach by either party, insolvency of either party, a material adverse change in the financial condition of the Company, material changes in the Medicare programs, material harm to AARP caused by the Company, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our business and results of operations.

Because of the nature of our business, we are routinely subject to various litigation actions, which, if resolved unfavorably to us, could result in substantial monetary damages.

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage and payment (including disputes with enrollees, customers, and contracted and non-contracted physicians, hospitals and other health care professionals), medical malpractice actions, contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups.

We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters, however, it is possible that the level of actual losses may exceed the liabilities recorded.

A description of material legal actions in which we are currently involved is included in Note 13 of Notes to the Consolidated Financial Statements. We cannot predict the outcome of these actions with certainty, and we are incurring expenses in resolving these matters. Therefore, these legal actions could have a material adverse effect on our financial position, results of operations and cash flows.

If we fail to properly maintain the integrity of our data or to strategically implement new or upgrade or consolidate existing information systems, our business could be materially adversely affected.

Our ability to adequately price our products and services, to provide effective and efficient service to our customers, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of technology initiatives, changes in our system platforms and integration of new business acquisitions, we have been taking steps to consolidate the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and changing customer patterns. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care professionals, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. In addition, failure to consolidate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

If we are not able to protect our proprietary rights to our databases and related products, our ability to market our knowledge and information-related businesses could be hindered and our business could be adversely affected.

We rely on our agreements with customers, confidentiality agreements with employees, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services and our revenues and results of operations could be adversely affected.

If the value of our intangible assets is materially impaired, our results of operations, shareholders’ equity and debt ratings could be materially adversely affected.

Due largely to our recent acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $18.6 billion as of December 31, 2007, representing approximately 37% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

Our ability to obtain funds from some of our subsidiaries is restricted and if we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our operations or financial position may be adversely affected.

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from some of our subsidiaries to fund our obligations. These subsidiaries generally are regulated by states’ Departments of Insurance. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from us. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts, or, in some states, any amount. In addition, we normally notify the state Departments of Insurance prior to making payments that do not require approval. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our operations or financial position may be adversely affected.

Downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Claims paying ability, financial strength, and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are an important factor in marketing our products to certain of our customers. Our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders. Downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Any failure by us to manage acquisitions and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

Our investment portfolio may suffer losses which could materially adversely affect our financial results.

Fluctuations in the fixed income or equity markets could impair our profitability and capital position. Volatility in interest rates affects our returns on, and the market value of, fixed income and short term investments, which comprise the majority of the fair value of our investments at December 31, 2007. In addition, defaults by issuers, primarily from investments in liquid corporate and municipal bonds, who fail to pay or perform on their obligations could reduce our investment income and net realized investment gains or result in investment losses as we may be required to write down the value of our investments, which would adversely affect our profitability and shareholders’ equity.

We also invest a smaller proportion of our investments in equity investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions, and many other factors beyond our control can adversely affect the value of our equity investments and may result in investment losses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates or equity prices. The Company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $13.0 billion of our investments at December 31, 2007 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at December 31, 2007, the fair value of our fixed-income investments would decrease or increase by approximately $460 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely align the fixed interest rates of our long-term debt with the variable rates of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $8.2 billion of our commercial paper and debt had variable rates of interest and $2.8 billion had fixed rates as of December 31, 2007. A hypothetical 1% increase or decrease in interest rates would change the fair value of our debt by approximately $330 million.

At December 31, 2007, we had $383 million of equity investments, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UnitedHealth Group

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2007	2006	2005
Revenues
Premiums	$68,781	$65,666	$42,096
Services	4,608	4,268	3,666
Products	898	737	158
Investment and Other Income	1,144	871	505

Total Revenues	75,431	71,542	46,425

Operating Costs
Medical Costs	55,435	53,308	33,669
Operating Costs	10,583	9,981	7,134
Cost of Products Sold	768	599	89
Depreciation and Amortization	796	670	453

Total Operating Costs	67,582	64,558	41,345

Earnings From Operations	7,849	6,984	5,080
Interest Expense	(544)	(456)	(241)

Earnings Before Income Taxes	7,305	6,528	4,839
Provision for Income Taxes	(2,651)	(2,369)	(1,756)

Net Earnings	$4,654	$4,159	$3,083

Basic Net Earnings per Common Share	$3.55	$3.09	$2.44

Diluted Net Earnings per Common Share	$3.42	$2.97	$2.31

Basic Weighted-Average Number of Common Shares Outstanding	1,312	1,344	1,265
Dilutive Effect of Common Stock Equivalents	49	58	68

Diluted Weighted-Average Number of Common Shares Outstanding	1,361	1,402	1,333

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Balance Sheets

	As of December 31,
(in millions, except per share data)	2007	2006
Assets
Current Assets
Cash and Cash Equivalents	$8,865	$10,320
Short-Term Investments	754	620
Accounts Receivable, net of allowances of $121 and $120	1,574	1,323
Assets Under Management	2,210	1,970
Deferred Income Taxes	386	561
Other Current Assets	1,755	1,250

Total Current Assets	15,544	16,044
Long-Term Investments	12,667	9,642
Property, Equipment, and Capitalized Software, net of accumulated depreciation and amortization of $1,578 and $1,215	2,121	1,894
Goodwill	16,854	16,822
Other Intangible Assets, net of accumulated amortization of $553 and $373	1,737	1,904
Other Assets	1,976	2,014

Total Assets	$50,899	$48,320

Liabilities and Shareholders’ Equity
Current Liabilities
Medical Costs Payable	$8,331	$8,076
Accounts Payable and Accrued Liabilities	3,654	3,713
Other Policy Liabilities	3,207	3,957
Commercial Paper and Current Maturities of Long-Term Debt	1,946	1,483
Unearned Premiums	1,354	1,268

Total Current Liabilities	18,492	18,497
Long-Term Debt, less current maturities	9,063	5,973
Future Policy Benefits for Life and Annuity Contracts	1,849	1,850
Deferred Income Taxes and Other Liabilities	1,432	1,190
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,253 and 1,345 shares outstanding	13	13
Additional Paid-In Capital	1,023	6,406
Retained Earnings	18,929	14,376
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	98	15

Total Shareholders’ Equity	20,063	20,810

Total Liabilities and Shareholders’ Equity	$50,899	$48,320

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Unrealized Gains on Investments	Total Shareholders’ Equity	Comprehensive Income
(in millions)	Shares	Amount
Balance at December 31, 2004	1,286	$13	$3,433	$7,194	$132	$10,772
Issuances of Common Stock, and related tax benefits	126	1	6,145	—	—	6,146
Common Stock Repurchases	(54)	—	(2,557)	—	—	(2,557)
Share-Based Compensation, and related tax benefits	—	—	489	—	—	489
Net Earnings	—	—	—	3,083	—	3,083	$3,083
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(99)	(99)	(99)

Comprehensive Income							$2,984

Common Stock Dividend	—	—	—	(19)	—	(19)

Balance at December 31, 2005	1,358	14	7,510	10,258	33	17,815
Issuances of Common Stock, and related tax benefits	22	—	342	—	—	342
Common Stock Repurchases	(40)	(1)	(2,344)	—	—	(2,345)
Conversion of Convertible Debt	5	—	282	—	—	282
Share-Based Compensation, and related tax benefits	—	—	616	—	—	616
Net Earnings	—	—	—	4,159	—	4,159	$4,159
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	(18)	(18)	(18)

Comprehensive Income							$4,141

Common Stock Dividend	—	—	—	(41)	—	(41)

Balance at December 31, 2006	1,345	13	6,406	14,376	15	20,810
Issuances of Common Stock, and related tax benefits	33	1	590	—	—	591
Common Stock Repurchases	(125)	(1)	(6,598)	—	—	(6,599)
Conversion of Convertible Debt	—	—	24	—	—	24
Share-Based Compensation, and related tax benefits	—	—	602	—	—	602
Adjustment to Adopt FIN 48	—	—	(1)	(61)	—	(62)
Net Earnings	—	—	—	4,654	—	4,654	$4,654
Other Comprehensive Income Adjustments:
Change in Net Unrealized Gains on Investments, net of tax effects	—	—	—	—	83	83	83

Comprehensive Income							$4,737

Common Stock Dividend	—	—	—	(40)	—	(40)

Balance at December 31, 2007	1,253	$13	$1,023	$18,929	$98	$20,063

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Operating Activities
Net Earnings	$4,654	$4,159	$3,083
Noncash Items
Depreciation and Amortization	796	670	453
Deferred Income Taxes and Other	(127)	(267)	(171)
Share-Based Compensation	505	404	306
Net Change in Other Operating Items, net of effects from acquisitions, and changes in AARP balances:
Accounts Receivable and Other Current Assets	(580)	(411)	(86)
Medical Costs Payable	149	597	196
Accounts Payable and Other Accrued Liabilities	457	1,284	602
Unearned Premiums	23	90	(300)

Cash Flows From Operating Activities	5,877	6,526	4,083

Investing Activities
Cash Paid for Acquisitions, net of cash assumed and other effects	(262)	(670)	(2,562)
Cash Transferred on Sale of Business	—	—	(363)
Purchases of Property, Equipment and Capitalized Software	(871)	(728)	(509)
Proceeds from Disposal of Property, Equipment and Capitalized Software	—	52	—
Purchases of Investments	(6,379)	(4,851)	(5,876)
Maturities and Sales of Investments	3,365	4,096	5,821

Cash Flows Used For Investing Activities	(4,147)	(2,101)	(3,489)

Financing Activities
Proceeds from (Payments of) Commercial Paper, net	947	(2,332)	2,556
Proceeds from Issuance of Long-Term Debt	3,582	3,000	500
Payments for Retirement of Long-Term Debt	(950)	—	(400)
Repayments of Convertible Subordinated Debentures	(10)	(91)	—
Common Stock Repurchases	(6,599)	(2,345)	(2,557)
Proceeds from Common Stock Issuances	712	397	423
Share-Based Compensation Excess Tax Benefits	303	241	243
Customer Funds Administered	(1,110)	1,705	102
Dividends Paid	(40)	(41)	(19)
Other	(20)	(60)	(12)

Cash Flows (Used For) From Financing Activities	(3,185)	474	836

(Decrease) Increase in Cash and Cash Equivalents	(1,455)	4,899	1,430
Cash and Cash Equivalents, Beginning of Period	10,320	5,421	3,991

Cash and Cash Equivalents, End of Period	$8,865	$10,320	$5,421

Supplemental Schedule of Noncash Investing and Financing Activities
Common Stock Issued for Acquisitions	$—	$—	$5,696
Common Stock Issued for Convertible Subordinated Debentures Redemption	$24	$282	$—
Promissory Note Issued for Acquisition	$—	$95	$—
Supplemental Cash Flow Disclosures
Cash Paid for Interest	$553	$409	$219
Cash Paid for Income Taxes	$2,277	$1,729	$1,377

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and have included the accounts of UnitedHealth Group and its subsidiaries. We have eliminated all intercompany balances and transactions. Certain historical financial data was revised to reflect our new segment operating and financial reporting structure. See Note 14 of Notes to the Consolidated Financial Statements.

Use of Estimates

These Consolidated Financial Statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because we must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant estimates relate to medical costs, medical costs payable, revenues, intangible asset valuations, asset impairments, investment valuation and contingent liabilities. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

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

Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. Under service fee contracts, we recognize revenue in the period the related services are performed based upon the fee charged to the customer. The customers retain the risk of financing medical benefits for their employees and their employees’ dependents, and we administer the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. Because we neither have the obligation for funding the medical expenses, nor do we have responsibility for delivering the medical care, we do not recognize premium revenue and medical costs for these contracts in our Consolidated Financial Statements.

For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals.

Through our Prescription Solutions pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through our mail-service pharmacy. In all retail pharmacy transactions, revenues recognized always exclude the member’s applicable co-payment. Product revenues are recognized upon sale or shipment. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts that separately obligate us to pay our network pharmacy providers for benefits provided to its customers, whether or not we are paid. We are also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Gross Revenue as a Principal versus Net as an Agent.” Product revenues also include sales of Ingenix syndicated content products which are recognized as revenue upon shipment.

Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care professional contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

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

Assets Under Management

We administer certain aspects of AARP’s insurance program (See Note 12). Pursuant to our agreement, AARP assets are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by AARP. We do not guarantee any rates of return on these investments and, upon transfer of the AARP contract to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with the AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in our earnings.

Property, Equipment and Capitalized Software

Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.

We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are: from three to seven years for furniture, fixtures and equipment; from 35 to 40 years for buildings; the shorter of the useful life or remaining lease term for leasehold improvements; and from three to nine years for capitalized software. The weighted-average useful life of property, equipment and capitalized software at December 31, 2007 was approximately four years. The net book value of property and equipment was $1,060 million and $966 million as of December 31, 2007 and 2006, respectively. The net book value of capitalized software was $1,061 million and $928 million as of December 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase price of businesses we have acquired exceeds the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives. There was no impairment at December 31, 2007.

Long-Lived Assets

We review long-lived assets, including property, equipment, capitalized software and intangible assets, for events or changes in circumstances that would indicate we might not recover their carrying value. We consider many factors, including estimated future utility and cash flows associated with the assets, to make this decision. An impairment charge is recorded for the amount by which an asset’s carrying value exceeds its estimated fair value. There was no impairment at December 31, 2007.

Other Policy Liabilities

Other policy liabilities include the RSF associated with the AARP program (See Note 12), deposits under the Medicare Part D program (See Note 3), customer balances related to experience-rated insurance products and the current portion of future policy benefits for life insurance and annuity contracts. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.

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

Future Policy Benefits for Life and Annuity Contracts and Reinsurance Receivables

Future policy benefits for life insurance and annuity contracts represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products. As a result of the October 2005 sale of the life and annuity business within our subsidiary Golden Rule Financial Corporation (Golden Rule) under an indemnity reinsurance arrangement, we have maintained a liability associated with the reinsured contracts, as we remain primarily liable to the policyholders, and have recorded a corresponding reinsurance receivable due from the purchaser in Other Assets in the Consolidated Balance Sheets. We evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent of probable recovery.

Policy Acquisition Costs

Our commercial health insurance contracts typically have a one-year term and may be cancelled upon 30 days notice by either the Company or the customer. Costs related to the acquisition and renewal of customer contracts are charged to expense as incurred.

Share-Based Compensation

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

Net Earnings Per Common Share

We compute basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. We determine diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with the exercise of common stock options, stock-settled stock appreciation rights (SARs) and the conversion of convertible subordinated debentures.

Derivative Financial Instruments

As part of our risk management strategy, we enter into interest rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of

Operations. Our existing interest rate swap agreements convert a majority of our interest from a fixed to a variable rate and are accounted for under the short-cut method as fair value hedges. Additional information on our existing interest rate swap agreements is included in Note 8.

Fair Value of Financial Instruments

In the normal course of business, we invest in various financial assets, incur various financial liabilities and enter into agreements involving derivative securities.

Fair values are disclosed for all financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices for these disclosures.

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

Recently Adopted Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. We adopted FIN 48 as of January 1, 2007 (See Note 11).

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations”. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact, if any, of FAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Consequently, FAS 157 will be effective for our fiscal year 2008 for financial assets and liabilities recognized or disclosed in our Consolidated Financial Statements. The deferred provisions of FAS 157 will be effective for our fiscal year 2009. We have evaluated the effects of the initial adoption of FAS 157 for our 2008 fiscal year and do not expect its adoption will have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact, if any, of the entirety of FAS 157 on our fiscal year 2009 Consolidated Financial Statements.

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

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and therefore are recorded as Premium Revenues in the Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period in Unearned Premiums in the Consolidated Balance Sheets.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, with the related liability recorded in Other Policy Liabilities in the Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Consolidated Statements of Cash Flows. As of December 31, 2007, the amount on deposit for these subsidies for the 2007 contract year was approximately $395 million and the payable to CMS for these subsidies for the 2006 contract year was approximately $55 million.

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

The risk-share payable due to CMS for the 2007 contract year through December 31, 2007 was approximately $145 million. This final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of December 31, 2007 for the 2006 contract year was approximately $135 million, subject to the reconciliation process with CMS, and was paid in January 2008. These risk-share payables, totalling $280 million are recorded in Other Policy Liabilities in the Consolidated Balance Sheets.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 25% of our total consolidated revenues for the twelve months ended December 31, 2007.

As of January 1, 2008, certain changes were made to the Medicare Part D coverage by CMS, including:

•	The initial coverage limit increased to $2,510.

•	The catastrophic coverage begins at $5,726.

•	The annual out-of-pocket maximum increased to $4,050.

•	The risk-share provisions take effect if actual costs are more than 5% above or below expected costs.

•	CMS retains 50% to 80% of the losses or profits outside this risk corridor.

These changes result in an increase in the amount of losses or profits that we may realize from this contract in 2008 as the amount of risk retained by CMS has diminished.

4.	Acquisitions

On March 12, 2007, we announced that we had signed a definitive merger agreement under which the Company will acquire all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. The transaction has been approved by the Boards of Directors of both companies, Sierra’s shareholders and all required state regulatory agencies, and is expected to close in early 2008, subject to federal regulatory approvals and other customary conditions. This acquisition is intended to strengthen our position in the rapidly growing southwest region.

On January 10, 2008, we acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for $730 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and PBM services. The acquired businesses will each align with our Health Care Services, OptumHealth, Ingenix and Prescription Solutions segments. We expect that this transaction will allow us to expand the capacity of our existing benefits administration businesses and enable existing and new Fiserv Health customers to leverage our full range of assets, including ancillary services, our national network and technology tools. The pro forma effects of this acquisition on our Consolidated Financial Statements were not material.

On January 8, 2008, we announced that AmeriChoice had signed a definitive agreement to acquire Unison Health Plans (Unison). Unison provides government-sponsored health plan coverage to approximately 370,000 people in Pennsylvania, Ohio, Tennessee, Delaware and South Carolina through a network of independent health care professionals. This all-cash transaction is expected to close by mid-2008, subject to required regulatory approvals and other customary conditions. The pro forma effects of this acquisition on our Consolidated Financial Statements are not expected to be material.

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

On February 24, 2006, we acquired John Deere Health Care, Inc. (JDHC). JDHC serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition strengthened our resources and capabilities in these areas. The operations of JDHC reside primarily within our Health Care Services segment. We paid approximately $515 million in cash, including transaction costs, in exchange for all of the outstanding equity of JDHC. The purchase price and costs associated with the acquisition exceeded the estimated preliminary fair value of the net tangible assets acquired by approximately $376 million. Based on management’s consideration of fair value, which included completion of a valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $60 million and goodwill of $316 million. The finite-lived intangible assets consist primarily of member lists and physician and hospital networks, with an estimated weighted-average useful life of approximately 15 years. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of JDHC have been included in our Consolidated Financial Statements since the acquisition date. The pro forma effects of the JDHC acquisition on our Consolidated Financial Statements were not material. Acquired net tangible assets and liabilities are categorized as follows: cash and cash equivalents of $46 million; investments of $197 million; accounts receivable and other current assets of $60 million; property, equipment and capitalized software and other assets of $29 million; medical costs payable of $131 million and other liabilities of $62 million. JDHC has been renamed UnitedHealthcare Services Company of the River Valley, Inc.

On December 20, 2005, the Company acquired PacifiCare Health Systems, Inc. (PacifiCare). PacifiCare provides health care and benefit services to individuals and employers, principally in markets in the western United States. This merger significantly strengthened our resources by enhancing our capabilities on the Pacific Coast and in other western states and broadening the scope of our product offerings for a host of specialized services. The operations of PacifiCare reside primarily within our Health Care Services, OptumHealth and Prescription Solutions segments. Under the terms of the agreement, PacifiCare shareholders received 1.1 shares of UnitedHealth Group common stock and $21.50 in cash for each share of PacifiCare common stock they owned. Total consideration issued for the transaction was approximately $8.8 billion, composed of approximately 99.2 million shares of UnitedHealth Group common stock (valued at approximately $5.3 billion based upon the average of UnitedHealth Group’s share closing price for two days before, the day of and two days after the acquisition announcement date of July 6, 2005), approximately $2.1 billion in cash, $960 million cash paid to retire PacifiCare’s existing debt and UnitedHealth Group vested common stock options with an estimated fair value of approximately $420 million issued in exchange for PacifiCare’s outstanding vested common stock options. The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $7.0 billion. Based on management’s consideration of fair value, which included completion of a valuation analysis, we have allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $954 million and associated deferred tax liabilities of $377 million, and goodwill of approximately $6.4 billion. The finite-lived intangible assets and related weighted-average useful lives consist of the following:

($ in millions)	Fair Value	Weighted-Average Useful Life
Customer Contracts and Membership Lists	$744	12 years
Trademarks	157	17 years
Physician and Hospital Networks	53	15 years

Total Acquired Finite-Lived Intangible Assets	$954	13 years

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

(in millions, except per share data)	For the Year Ended December 31, 2005
Pro forma - unaudited
Revenues	$60,486
Net Earnings	$3,351
Earnings Per Share:
Basic	$2.46
Diluted	$2.33

We record liabilities related to integration activities in connection with business combinations when integration plans are finalized and approved by management within one year of the acquisition date in accordance with the requirements of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Liabilities recorded relate to activities that have no future economic benefit to the Company and represent contractual obligations. These liabilities result in an increase to goodwill acquired. At each reporting date, we evaluate our liabilities associated with integration activities and make adjustments as appropriate. Integration activities relate primarily to severance costs for certain workforce reductions largely in the Health Care Services segment, costs of terminated or vacated leased facilities and other contract termination costs. The following table illustrates the changes in employee termination benefit costs and other integration costs related to the PacifiCare acquisition as of December 31, 2007:

(in millions)	Employee Termination Benefit Costs	Other Integration Activities	Total
Accrued integration liabilities at December 31, 2006	$27	$28	$55
Estimate adjustments	(13)	(3)	(16)
Payments made against liability	(12)	(23)	(35)

Accrued integration liabilities at December 31, 2007	$2	$2	$4

For the years ended December 31, 2007, 2006 and 2005, aggregate consideration paid, net of cash assumed and other effects, for smaller acquisitions was $262 million, $276 million and $196 million, respectively. These acquisitions were not material to our Consolidated Financial Statements.

5.	Cash, Cash Equivalents and Investments

As of December 31, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments, by type, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007
Cash and Cash Equivalents	$8,865	$—	$—	$8,865
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,915	73	(2)	3,986
State and Municipal obligations	5,503	62	(7)	5,558
Corporate obligations	3,291	27	(17)	3,301

Total Debt Securities — Available for Sale	12,709	162	(26)	12,845

Equity Securities — Available for Sale	364	20	(1)	383

Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	118	—	—	118
State and Municipal obligations	1	—	—	1
Corporate obligations	74	—	—	74

Total Debt Securities — Held to Maturity	193	—	—	193

Total Cash and Investments	$22,131	$182	$(27)	$22,286

2006
Cash and Cash Equivalents	$10,320	$—	$—	$10,320
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,197	12	(17)	3,192
State and Municipal obligations	4,184	32	(17)	4,199
Corporate obligations	2,329	13	(18)	2,324

Total Debt Securities — Available for Sale	9,710	57	(52)	9,715

Equity Securities — Available for Sale	291	22	(1)	312

Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	164	—	—	164
State and Municipal obligations	4	—	—	4
Corporate obligations	67	—	—	67

Total Debt Securities — Held to Maturity	235	—	—	235

Total Cash and Investments	$20,556	$79	$(53)	$20,582

At December 31, 2007, the fair value of debt securities had the following maturity dates:

(in millions)	< 1 Year	1 to 5 Years	5 to 10 Years	> 10 Years	Total
Debt Securities	$1,023	$4,731	$3,399	$3,885	$13,038

The following tables show the gross unrealized losses and fair value of investments with unrealized losses that, in our judgment, are not other-than-temporarily impaired as of December 31. These investments are aggregated by investment type and length of time that individual securities have been in a continuous unrealized loss position (1):

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2007
U.S. Government and Agency obligations	$72	$—	$173	$(2)	$245	$(2)
State and Municipal obligations	466	(5)	318	(2)	784	(7)
Corporate obligations	646	(9)	518	(8)	1,164	(17)

Total Debt Securities — Available for Sale	$1,184	$(14)	$1,009	$(12)	$2,193	$(26)

Total Equity Securities	$15	$(1)	$—	$—	$15	$(1)

2006
U.S. Government and Agency obligations	$1,433	$(7)	$643	$(11)	$2,076	$(18)
State and Municipal obligations	956	(4)	1,171	(12)	2,127	(16)
Corporate obligations	635	(4)	855	(14)	1,490	(18)

Total Debt Securities — Available for Sale	$3,024	$(15)	$2,669	$(37)	$5,693	$(52)

Total Equity Securities	$19	$(1)	$—	$—	$19	$(1)

(1)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations at December 31, 2007 were mainly caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. We evaluate impairment at each reporting period for each of the securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of our investment. We evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

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

We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time to recover our cost. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. We do not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at December 31, 2007.

We recorded realized gains and losses on sales of investments, as follows:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Gross Realized Gains	$57	$41	$60
Gross Realized Losses	(19)	(37)	(50)

Net Realized Gains	$38	$4	$10

Included in the realized losses above are impairment charges of $6 million, $4 million and $8 million for 2007, 2006 and 2005, respectively.

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2007 and 2006, were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2005	$14,105	$742	$715	$676	$16,238
Acquisitions and Subsequent Payments/Adjustments	161	331	92	—	584

Balance at December 31, 2006	$14,266	$1,073	$807	$676	$16,822

Acquisitions and Subsequent Payments/Adjustments	(127)	7	151	1	32

Balance at December 31, 2007	$14,139	$1,080	$958	$677	$16,854

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2007 and 2006, were as follows:

	December 31, 2007			December 31, 2006
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	$1,879	$(394)	$1,485	$1,871	$(246)	$1,625
Patents, Trademarks and Technology	302	(121)	181	303	(89)	214
Other	109	(38)	71	103	(38)	65

Total	$2,290	$(553)	$1,737	$2,277	$(373)	$1,904

Amortization expense relating to intangible assets was $192 million in 2007, $181 million in 2006 and $94 million in 2005. Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows: $185 million in 2008, $167 million in 2009, $158 million in 2010, $153 million in 2011, and $151 million in 2012.

7.	Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care professional contract rate changes, medical care consumption and other medical cost trends. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the change is identified. For example, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2007	2006	2005
Medical Costs Payable, Beginning of Period	$8,076	$7,262	$5,500
Acquisitions	—	224	1,469
Reported Medical Costs
Current Year	55,855	53,738	34,069
Prior Years	(420)	(430)	(400)

Total Reported Medical Costs	55,435	53,308	33,669

Claim Payments
Payments for Current Year	(48,240)	(46,566)	(28,928)
Payments for Prior Years	(6,940)	(6,152)	(4,448)

Total Claim Payments	(55,180)	(52,718)	(33,376)

Medical Costs Payable, End of Period	$8,331	$8,076	$7,262

8.	Commercial Paper and Debt

Commercial paper and debt consisted of the following as of December 31:

	December 31, 2007		December 31, 2006
(in millions)	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Commercial Paper	$1,445	$1,445	$498	$498
3.0% Convertible Subordinated Debentures	—	—	34	34
$400 million par, 5.2% Senior Unsecured Notes due January 2007	—	—	400	400
$550 million par, 3.4% Senior Unsecured Notes due August 2007	—	—	540	543
$500 million par, 3.3% Senior Unsecured Notes due January 2008	499	500	489	489
$250 million par, 3.8% Senior Unsecured Notes due February 2009	250	251	243	243
$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	654	652	650	649
$450 million par, 4.1% Senior Unsecured Notes due August 2009	453	447	438	438
$500 million par, Senior Unsecured Floating Rate Notes due June 2010	500	497	—	—
$250 million par, 5.1% Senior Unsecured Notes due November 2010	253	252	—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	775	764	748	747
$450 million par, 5.5% Senior Unsecured Notes due November 2012	456	457	—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	454	447	444	436
$250 million par, 4.8% Senior Unsecured Notes due February 2014	253	241	242	239
$500 million par, 5.0% Senior Unsecured Notes due August 2014	511	487	489	485
$500 million par, 4.9% Senior Unsecured Notes due March 2015	511	478	488	479
$750 million par, 5.4% Senior Unsecured Notes due March 2016	774	732	741	743
$95 million par, 5.4% Senior Unsecured Note due November 2016	95	90	95	95
$500 million par, 6.0% Senior Unsecured Notes due June 2017	536	502	—	—
$250 million par, 6.0% Senior Unsecured Notes due November 2017	254	252	—	—
$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	503	426	—	—
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	767	844	839
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495	496	—	—
$650 million par, 6.6% Senior Unsecured Notes due November 2037	645	652	—	—
Interest Rate Swaps	(151)	(151)	73	73

Total Commercial Paper and Debt	11,009	10,684	7,456	7,430
Less Current Maturities	(1,946)	(1,947)	(1,483)	(1,475)

Long-Term Debt, less current maturities	$9,063	$8,737	$5,973	$5,955

(1)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.

(2)	Estimated based on third-party quoted market prices for the same or similar issues.

As of December 31, 2007, our outstanding commercial paper had interest rates ranging from 5.1% to 5.5%.

Maturities of commercial paper and debt for the years ending December 31 are as follows: $1.9 billion in 2008, $1.4 billion in 2009, $750 million in 2010, $749 million in 2011, $448 million in 2012 and $5.8 billion thereafter.

In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an initial interest rate of 4.5%. On the same date, we entered into interest rate swap agreements to receive fixed rates and pay variable rates that are benchmarked to the LIBOR on the February 2013 and February 2018 notes with an aggregate notional amount of approximately $1.7 billion.

In November 2007, we issued $500 million of zero coupon notes due November 2022. These zero coupon notes are original issue discount notes with an aggregate principal amount due at maturity of approximately $1.1 billion and an accretion yield of 5.3%. These notes have a put feature that allows a note holder to require us to repurchase the notes at the accreted value at certain annual dates in the future, beginning on November 15, 2010.

In November 2007, we entered into a $1.5 billion 364-day revolving credit facility in order to expand our access to liquidity. The credit facility supports our commercial paper program and is available for general working capital purposes. As of December 31, 2007, we had no amounts outstanding under this bank credit facility.

In November 2007, we issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We expect to complete the exchange in February 2008.

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes due June 2010 are benchmarked to the LIBOR and had an interest rate of 5.1% at December 31, 2007. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We expect to complete the exchange in February 2008.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of December 31, 2007 and 2006, we had no amounts outstanding under this credit facility.

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

In October 2006, we entered into a $7.5 billion 364-day revolving credit facility. Effective August 3, 2007, we elected to reduce the amount of this facility to $1.5 billion. This credit facility expired on October 15, 2007.

In March 2006, we issued a total of $3.0 billion in senior unsecured debt to refinance outstanding commercial paper. We issued $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes due March 2009 are benchmarked to the LIBOR and had an interest rate of 5.2% and 5.5% at December 31, 2007 and 2006, respectively.

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

To more closely align interest costs with floating interest rates received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $5.6 billion as of December 31, 2007, with variable rates that are benchmarked to the LIBOR. As of December 31, 2007, the aggregate asset, recorded at fair value, for all existing interest rate swaps was approximately $151 million. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative

Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Consolidated Balance Sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Since these amounts completely offset, we have reported both the swap asset and the debt liability within debt in our Consolidated Balance Sheets and there have been no net gains or losses recognized in our Consolidated Statements of Operations. At December 31, 2007, the rates used to accrue interest expense on these agreements ranged from 4.1% to 6.1%.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of December 31, 2007. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006 (See Note 13).

PacifiCare had approximately $100 million par value of 3% convertible subordinated debentures (convertible notes) which were convertible into approximately 5.2 million shares of UnitedHealth Group’s common stock and $102 million of cash as of December 31, 2005. In December 2005, we initiated a consent solicitation to all of the holders of outstanding convertible notes pursuant to which we offered to compensate all holders who elected to convert their notes in accordance with existing terms and consent to an amendment to a covenant in the indenture governing the convertible notes. The compensation consisted of the present value of interest through October 18, 2007, the earliest mandatory redemption date, plus a pro rata share of $1 million. On January 31, 2006, approximately $91 million of the convertible notes were tendered pursuant to the offer, for which we issued 4.8 million shares of UnitedHealth Group common stock, valued at $282 million, and cash of $93 million and amended the indenture governing these notes. During 2007, approximately $9 million of convertible notes were tendered for conversion, for which we issued 470,119 shares of UnitedHealth Group common stock, valued at approximately $24 million, and cash of approximately $10 million. In September 2007, we notified the remaining holders of our intent to fully redeem all outstanding convertible notes on October 18, 2007, the earliest redemption date. As of October 16, 2007, all convertible notes were tendered pursuant to this redemption notice.

9.	Shareholders’ Equity

Regulatory Capital and Dividend Restrictions

We conduct a significant portion of our operations through subsidiaries that are subject to standards established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus. At December 31, 2007, approximately $2.4 billion of our $22.3 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and common stock repurchases.

As of December 31, 2007, our regulated subsidiaries had aggregate statutory capital and surplus of approximately $10.0 billion, which is significantly more than the aggregate minimum regulatory requirements.

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2007, we repurchased 125.3 million shares which were settled for cash on or before December 31, 2007 at an average price of approximately $53 per share and an aggregate cost of approximately $6.6 billion. During 2006, we repurchased 40.2 million shares which were settled for cash on or before December 31, 2006 at an average price of approximately $56 per share and an aggregate cost of approximately $2.2 billion. As of December 31, 2007, we had Board of Directors’ authorization to purchase up to an additional 171.9 million shares of our common stock.

Preferred Stock

At December 31, 2007, we had 10 million shares of $0.001 par value preferred stock authorized for issuance, and no preferred shares issued and outstanding.

10.	Share-Based Compensation and Other Employee Benefit Plans

We adopted FAS 123R as of January 1, 2006. FAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options, stock-settled stock appreciation rights (SARs) and restricted stock) at fair value and recognize the expense over the related service period. We adopted FAS 123R using the modified retrospective transition method, under which all prior period financial statements were restated to recognize compensation cost as calculated under FAS 123.

As of December 31, 2007, we had approximately 70.6 million shares available for future grants of share-based awards under our share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs, and up to 26.1 million of awards in restricted stock and restricted stock units. Our existing share-based awards consist mainly of non-qualified stock options and SARs.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the year ending December 31, 2007 is summarized in the table below:

(shares in millions)	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	180.2	$28
Granted	22.5	$54
Exercised	(33.1)	$21
Forfeited	(8.9)	$35

Outstanding at End of Year	160.7	$34

Exercisable at End of Year	108.9	$26

As of December 31, 2007, outstanding stock options and SARs had an aggregate intrinsic value of $3.9 billion, and a weighted-average remaining contractual life of 5.5 years. As of December 31, 2007, exercisable stock options and SARs had an aggregate intrinsic value of $3.5 billion, and a weighted-average remaining contractual life of 4.2 years.

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we utilize a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	2007	2006	2005
Risk-Free Interest Rate	3.8% – 5.2%	4.1% – 5.2%	2.1% – 4.5%
Expected Volatility	24.2%	26.0%	23.5%
Expected Dividend Yield	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%
Expected Life in Years	4.1	4.1	4.1

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

The weighted-average fair value of stock options and SARs granted for 2007, 2006 and 2005 was $14 per share, $11 per share and $14 per share, respectively. The total intrinsic value of options and SARs exercised during 2007, 2006 and 2005 was $1,076 million, $753 million and $847 million, respectively.

Restricted Shares

Restricted stock awards generally vest ratably over two to five years. Compensation expense related to restricted stock awards is determined based upon the fair value of each award on the date of grant. Restricted stock award activity for the year ending December 31, 2007 is summarized in the table below:

(shares in millions)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at Beginning of Year	1.3	$59
Granted	0.1	$51
Vested	(0.6)	$61
Forfeited	(0.1)	$37

Outstanding at End of Year	0.7	$59

The total fair value of restricted shares vested during 2007, 2006 and 2005 was $35 million, $35 million and $5 million, respectively.

Share-Based Compensation Recognition

We recognize compensation cost for share-based awards, including stock options, SARs, restricted stock and restricted stock units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For 2007, 2006 and 2005, we recognized compensation expense related to our share-based compensation plans of $505 million ($325 million net of tax effects), $404 million ($259 million net of tax effects) and $306 million ($194 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in the Consolidated Statements of Operations. Share compensation expense for 2006 included $31 million associated with the cash settlement of stock options expiring or forfeiting during the period. As of December 31, 2007, there was $529 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of approximately 1.4 years.

For 2007, 2006 and 2005, the income tax benefit realized from share-based awards was $399 million, $287 million and $311 million, respectively.

Included in the share-based compensation expense for 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historical stock option practices. As part of our review of the Company’s historical stock option practices, we determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option exercise price and the revised increased stock option exercise price. The payments will be made on a quarterly basis upon vesting of the applicable awards. The first payment, amounting to $110 million, was made to optionholders in January 2008 for options that had vested through December 31, 2007. Aggregate future payments will be $38 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

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

In December 2006, the Company entered into agreements with individuals who were executive officers of the Company at the time of grant of an applicable stock option to increase the exercise price of certain outstanding stock options. No compensation was payable to any of those individuals as a result of the increase in the exercise price of their stock options.

As further discussed in Note 9, we maintain a common stock repurchase program. The objectives of our share repurchase program are to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

Other Employee Benefit Plans

Our Employee Stock Purchase Plan allows employees to purchase the Company’s stock at a discounted price based on the lower of the price on the first day or the last day of the six-month purchase period. The compensation expense is included in the compensation expense amounts recognized and discussed above. We also offer a 401(k) plan for all employees of the Company. Compensation expense related to this plan was not significant for the years 2007, 2006 and 2005.

We have provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for our current CEO and our former CEO, as well as for certain nonexecutive officers under a plan that was assumed in an acquisition. No additional amounts are accruing to the SERPs of our current CEO and former CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was not significant for the years 2007, 2006 and 2005. The total SERP liability was $139 million and $131 million as of December 31, 2007 and 2006, respectively, and is recorded within Other Long Term Liabilities in the Consolidated Balance Sheets.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within

Long-Term Investments with an equal amount in Long-Term Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and are $225 million and $212 million as of December 31, 2007 and 2006, respectively.

11.	Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2007	2006	2005
Current Provision
Federal	$2,284	$2,236	$1,594
State and Local	166	158	125

Total Current Provision	2,450	2,394	1,719
Deferred Provision	201	(25)	37

Total Provision for Income Taxes	$2,651	$2,369	$1,756

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows:

(in millions)	2007	2006	2005
Tax Provision at the U.S. Federal Statutory Rate	$2,557	$2,285	$1,693
State Income Taxes, net of federal benefit	120	116	87
Tax-Exempt Investment Income	(52)	(50)	(40)
Other, net	26	18	16

Provision for Income Taxes	$2,651	$2,369	$1,756

As of December 31, 2007 and 2006, the components of deferred income tax assets and liabilities are as follows:

(in millions)	2007	2006
Deferred Income Tax Assets
Accrued Expenses and Allowances	$83	$221
Unearned Premiums	54	43
Medical Costs Payable and Other Policy Liabilities	168	181
Long Term Liabilities	132	142
Net Operating Loss Carryforwards	110	91
Share-Based Compensation	346	329
Unrecognized Tax Benefits	105	—
Other	116	139

Subtotal	$1,114	$1,146
Less: Valuation Allowances	(73)	(53)

Total Deferred Income Tax Assets	$1,041	$1,093

Deferred Income Tax Liabilities
Capitalized Software Development	(391)	(420)
Net Unrealized Gains on Investments	(55)	(8)
Intangible Assets	(707)	(766)
Property and Equipment	(2)	64

Total Deferred Income Tax Liabilities	$(1,155)	$(1,130)

Net Deferred Income Tax Liabilities	$(114)	$(37)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards expire beginning in 2008 through 2027, and state net operating loss carryforwards expire beginning in 2008 through 2027.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 for the first quarter of 2007 resulted in an increase to our liability for unrecognized tax benefits of $88 million, which included a reduction of $61 million in retained earnings and an increase of $26 million in goodwill. The total amount of unrecognized tax benefits as of the date of adoption was $341 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2007
Gross Unrecognized Tax Benefits, January 1, 2007	$341
Gross Increases:
Current Year Tax Positions	23
Prior Year Tax Positions	26
Gross Decreases:
Prior Year Tax Positions	(31)
Settlements	(87)
Statute of Limitations Lapses	(1)

Gross Unrecognized Tax Benefits, December 31, 2007	$271

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. During the year ended December 31, 2007, the Company recognized approximately $28 million in interest expense. The Company had approximately $54 million of accrued interest at December 31, 2007, which is reported in Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. This amount is not included in the reconciliation above. No amount was accrued for penalties. As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $131 million.

We currently file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2006 and prior. Our 2007 tax return is under advance review by the IRS under its Compliance Assurance Program (CAP). With the exception of a few states, we are no longer subject to income tax examinations prior to 2002 in major state and foreign jurisdictions. We do not believe any adjustments that may result from these examinations will be significant.

We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next twelve months by $75 million or less as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

12.	AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, health insurance focused on persons between 50 to 64 years of age, and other products (Supplemental Health Insurance Program). Under the Supplemental Health Insurance Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the AARP Supplemental Health Insurance Program were approximately $5.3 billion in 2007, $5.0 billion in 2006 and $4.9 billion in 2005.

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

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to a rate stabilization fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Consolidated Statements of Operations. In January 2008, $127 million in cash was transferred out of the RSF to an external insurance entity that was selected to offer the AARP branded age 50 to 64 comprehensive product that had been previously offered by the Company. We believe the RSF balance is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The following AARP program-related assets and liabilities are included in our Consolidated Balance Sheets:

	Balance as of December 31,
(in millions)	2007	2006
Accounts Receivable	$459	$417
Assets Under Management	$2,176	$1,924
Medical Costs Payable	$1,109	$1,004
Other Policy Liabilities	$1,132	$1,008
Other Current Liabilities	$394	$329

The effects of changes in balance sheet amounts associated with the AARP Medicare Supplement Insurance program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Consolidated Statements of Cash Flows.

Pursuant to our agreement, AARP assets under management are managed separately from our general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at our discretion, within investment guidelines approved by the Supplemental Health Insurance Program. We do not guarantee any rates of investment return on these investments and, upon transfer of this AARP agreement to another entity, we would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in our earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $108 million, $94 million and $90 million in 2007, 2006 and 2005, respectively. Assets under management are reported at their fair market value, and unrealized gains and losses are included directly in the RSF associated with the AARP program. As of December 31, 2007 and 2006, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the AARP insurance program, included in Assets Under Management, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007
Cash and Cash Equivalents	$441	$—	$—	$441
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	959	25	(2)	982
State and Municipal obligations	25	—	—	25
Corporate obligations	731	5	(8)	728

Total Debt Securities — Available for Sale	1,715	30	(10)	1,735

Total Cash and Investments	$2,156	$30	$(10)	$2,176

2006
Cash and Cash Equivalents	$532	$—	$—	$532
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	804	2	(9)	797
State and Municipal obligations	12	—	—	12
Corporate obligations	588	2	(7)	583

Total Debt Securities — Available for Sale	1,404	4	(16)	1,392

Total Cash and Investments	$1,936	$4	$(16)	$1,924

At December 31, 2007, the fair value of AARP assets under management had the following maturity dates:

(in millions)	< 1 Year	1 to 5 Years	5 to 10 Years	> 10 Years	Total
Debt Securities	$144	$519	$545	$527	$1,735

As of December 31, 2007, we had investments with an aggregate fair value of $151 million under the AARP agreement in an unrealized loss position of $2 million for 12 months or greater. These investments are subject to the same processes and reviews as the rest of our investment portfolio, including impairment analyses. As a result of these reviews, as is further discussed in Note 5, we did not identify any other-than-temporary impairments. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and are, therefore, not included in our earnings.

Under separate trademark license agreements with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans and Medicare Advantage plans. We pay AARP a license fee for the use of the trademark and member data and assume all operational and underwriting risks.

13.	Commitments and Contingencies

We lease facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2025. Rent expense under all operating leases was $223 million in 2007, $209 million in 2006 and $152 million in 2005. At December 31, 2007, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows: $173 million in 2008, $173 million in 2009, $144 million in 2010, $111 million in 2011, $93 million in 2012 and $345 million thereafter. In 2006, we signed a facility lease agreement, which is expected to commence in March 2009 with total estimated lease payments of $229 million over a 20-year period. These estimated lease payments are included in our total future minimum annual lease payments above.

In conjunction with the PacifiCare acquisition we committed to make $50 million in charitable contributions for the benefit of California health care consumers, which has been accrued in our Consolidated Balance Sheets. We have committed to specific projects totaling approximately $18 million of the $50 million charitable commitment at December 31, 2007, of which $6 million was paid. Additionally, we agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace, of which $8 million was invested at December 31, 2007. The timing and amount of individual contributions and investments are at our discretion subject to the advice and oversight of the local regulatory authorities; however, our goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding.

We have various outstanding, undrawn letters of credit with financial institutions with an aggregate commitment of approximately $39 million at December 31, 2007.

Legal Matters

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries

In March 2006, we received an informal inquiry from the Securities and Exchange Commission (SEC) relating to our historical stock option practices. On December 19, 2006, we received from the SEC staff a formal order of investigation into the Company’s historical stock option practices.

On May 17, 2006, we received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the date of the subpoena relating to our historical stock option practices.

On May 17, 2006, we received a document request from the IRS seeking documents relating to our historical stock option grants and other compensation for the persons who from 2003 to May 2006 were the named executive officers in our annual proxy statements. As previously disclosed in our 2006 Annual Report on Form 10-K, we believed that compensation expense related to prior exercises of certain stock options by certain of the Company’s executive officers would no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) as a result of the revision of measurement dates that occurred as part of our review of the Company’s historical stock option matters. In December 2007, the Company reached an agreement with the IRS resolving Section 162(m) issues in connection with tax years through 2005. Pursuant to this agreement, the Company paid $106 million in 2007 and will pay an additional $20 million in the first quarter of 2008.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning our executive compensation and historical stock option practices. We filed an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, seeking a protective order, which was denied. We appealed the denial of the protective order to the Minnesota Court of Appeals. On December 4, 2007, the Minnesota Court of Appeals acknowledged limitations on the Minnesota Attorney General’s authority to issue a Civil Investigative Demand, but affirmed the denial of a protective order. On January 4, 2008, we filed a petition for review with the Minnesota Supreme Court, which remains pending.

We have also received requests for documents from U.S. Congressional committees relating to our historical stock option practices and compensation of executives. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of our current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with our historical stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of certain options. On June 26, 2006, our Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the Company’s rights and remedies should be pursued.

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with our former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the U.S. District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. In an order filed February 1, 2008, the Minnesota Supreme Court agreed to consider the issue.

In connection with the departure of Dr. McGuire, the U.S. District Court for the District of Minnesota issued an Order on November 29, 2006, preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements. The original Order has been extended numerous times. On December 26, 2007, the court extended the Order indefinitely pending the Minnesota Supreme Court’s response to the certified question described above.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. The action seeks unspecified money damages and equitable relief. Defendants moved to dismiss the consolidated amended complaint on February 6, 2007. The motion to dismiss was denied in an order filed on June 4, 2007 and discovery is ongoing. On July 18, 2007, the lead plaintiff moved for partial summary judgment on the Company’s liability on the Section 11 claim. The court denied the motion for partial summary judgment on October 2, 2007. The parties are currently engaged in discovery and the case is currently scheduled to be ready for trial in July 2008. We are vigorously defending against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by allowing the plan to continue to hold company stock. Plaintiffs have filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. Defendants moved to dismiss the action on June 22, 2007. A hearing on the motion to dismiss took place on January 8, 2008. The motion remains under consideration by the court. We are vigorously defending against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the same holders that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Our indenture requires us to provide to the trustee copies of the reports we are required to file with the SEC, such as our quarterly reports, within 15 days of filing such reports with the SEC. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of our 5.8% Senior Unsecured Notes due March 2036. The parties have filed cross-motions for summary judgment, which remain pending before the court. We are vigorously prosecuting the declaratory judgment action.

In addition, we may be subject to additional litigation or other proceedings or actions arising out of the Company’s historical stock option practices and the related restatement of our historical consolidated financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

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

Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse health care providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendents have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. That stay has not been lifted, but it is anticipated that the trial court will now lift the stay and address the continuing viability of the tag-along claims. The plaintiffs in a number of the tag-along cases have sought to remand the cases to alternate forums. We have opposed these efforts and have moved the court to apply its June 2006 summary judgment ruling, and its other applicable pretrial rulings, to those cases. On February 12, 2008, the court denied all pending motions without prejudice and set a briefing schedule for future motions, including motions for summary judgment. We are vigorously defending against the remaining claims.

On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company and affiliated entities, such as UnitedHealthcare, in state court in New York. We removed the case to the United States District Court for the Southern District of New York. The suit originally alleged causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties. On June 15, 2007, the trial court granted part of our motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims for benefits on behalf of their physician members. The Court also ruled that the subscriber plaintiffs (and physician plaintiffs with valid assignments from subscribers) can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the health care providers and plan participants have no standing to bring a claim where the provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims or ERISA breach of fiduciary duty claims. On July 10, 2007, plaintiffs filed a fourth amended complaint adding RICO and antitrust claims and realleging several of their prior ERISA and state law claims. On September 24, 2007, we moved to dismiss the RICO and antitrust claims in the fourth amended complaint. On January 11, 2008, the parties finalized briefing on the motion to dismiss and are awaiting the court’s ruling on the motion. We are vigorously defending against the remaining claims.

On February 13, 2008, the New York Attorney General (“NYAG”) announced that (1) his office is conducting an industry-wide investigation into health insurers’ provider reimbursement practices; (2) his office has issued subpoenas to 16 health insurance companies in connection with such investigation, including one of our subsidiaries; and (3) his office intends to file suit against UnitedHealth Group and four of our subsidiaries. On the same day, the NYAG served the Company with a notice of his office’s intent to initiate litigation (the “Notice”) based on allegedly fraudulent and deceptive practices in determining out-of-network reimbursements for health benefits in New York State. The Notice states that the NYAG will be pursuing restitution, injunctive relief, damages, and civil penalties. As described by the NYAG, the threatened claims appear to be similar to those asserted by the plaintiffs in the AMA lawsuit described above. No lawsuit has been filed against the Company as of February 21, 2008.

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

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. For example, in 2007, the California Department of Managed Health Care and the California Department of Insurance examined our PacifiCare health plans in California. The examinations identified concerns that were largely administrative and provider related. The examination findings related to claims processing accuracy and timeliness, accurate and timely interest payments, timely implementation of provider contracts, timely, accurate provider dispute resolution, and other related matters. The California Department of Managed Health Care has assessed a penalty of $3.5 million related to its findings. The California Department of Insurance, however, has not yet levied a financial penalty related to its findings. While there is a theoretical maximum penalty that could be substantial, we believe the California Department of Insurance Commissioner will take into consideration the fact that the vast majority of the violations were administrative in nature and did not result in harm to our members. We are working closely with both departments to resolve any outstanding issues arising from the findings of the examinations of our PacifiCare health plans in California.

We also are subject to a formal investigation of our historical stock option practices by the SEC, U.S. Attorney for the Southern District of New York, and Minnesota Attorney General, and we have received requests for documents from U.S. Congressional committees, as previously described. We generally have cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, we could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

14.	Segment Financial Information

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which now includes our Commercial Markets (UnitedHealthcare and Uniprise), Ovations and AmeriChoice businesses;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in the Ovations business).

Historical financial data as of and for the years ended December 31, 2006 and 2005 was revised to reflect our new segment operating and financial reporting structure.

Factors used in determining our reporting segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision-maker to evaluate our results of operations.

Our accounting policies for business segment operations are the same as those described in the Summary of Significant Accounting Policies (See Note 2). Transactions between business segments principally consist of customer service and transaction processing services that Health Care Services provides to OptumHealth, certain product offerings sold to Health Care Services customers by OptumHealth, sales of pharmacy benefit products and services to Health Care Services by Prescription Solutions and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has at least minimum specified levels of regulatory capital or working capital for non-regulated businesses.

Substantially all of our operations are conducted in the United States. In accordance with accounting principles generally accepted in the United States, segments with similar economic characteristics may be combined. The financial results of Commercial Markets, Ovations and AmeriChoice have been aggregated in the Health Care Services segment column in the following tables because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

The following table presents segment financial information as of and for the years ended December 31, 2007, 2006 and 2005:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
2007
Revenues — External Customers	$70,155	$2,448	$867	$817	$—	$74,287
Revenues — Intersegment	—	2,385	437	12,420	(15,242)	—
Investment and Other Income	1,044	88	—	12	—	1,144

Total Revenues	$71,199	$4,921	$1,304	$13,249	$(15,242)	$75,431

Earnings From Operations (1)	$6,595	$895	$266	$269	$(176)	$7,849
Total Assets (2)	$43,343	$3,714	$1,596	$1,860	$386	$50,899
Purchases of Property, Equipment and Capitalized Software	$623	$108	$121	$19	$—	$871
Depreciation and Amortization	$559	$111	$81	$45	$—	$796

2006
Revenues — External Customers	$67,011	$2,357	$653	$650	$—	$70,671
Revenues — Intersegment	—	1,925	303	3,429	(5,657)	—
Investment and Other Income	806	60	—	5	—	871

Total Revenues	$67,817	$4,342	$956	$4,084	$(5,657)	$71,542

Earnings From Operations	$5,860	$809	$176	$139	$—	$6,984
Total Assets (2)	$41,949	$3,187	$1,249	$1,374	$561	$48,320
Purchases of Property, Equipment and Capitalized Software	$496	$113	$85	$34	$—	$728
Depreciation and Amortization	$480	$89	$68	$33	$—	$670

2005
Revenues — External Customers	$43,641	$1,704	$534	$41	$—	$45,920
Revenues — Intersegment	—	1,396	262	37	(1,695)	—
Investment and Other Income	478	27	—	—	—	505

Total Revenues	$44,119	$3,127	$796	$78	$(1,695)	$46,425

Earnings From Operations	$4,376	$574	$130	$—	$—	$5,080
Total Assets (2)	$35,994	$2,239	$1,048	$1,357	$650	$41,288
Purchases of Property, Equipment and Capitalized Software	$366	$94	$49	$—	$—	$509
Depreciation and Amortization	$330	$59	$62	$2	$—	$453

(1)	The corporate amount reflects the Section 409A charge recorded in the first quarter of 2007 as discussed in Note 10 of Notes to the Consolidated Financial Statements.

(2)	The corporate balances consist of income tax-related assets.

15.	Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial information for all quarters of 2007 and 2006.

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2007
Revenues	$19,047	$19,000	$18,679	$18,705
Operating Costs	$17,465	$16,926	$16,524	$16,667
Earnings From Operations	$1,582	$2,074	$2,155	$2,038
Net Earnings	$927	$1,228	$1,283	$1,216
Basic Net Earnings per Common Share	$0.69	$0.93	$0.98	$0.95
Diluted Net Earnings per Common Share	$0.66	$0.89	$0.95	$0.92

2006
Revenues	$17,581	$17,863	$17,970	$18,128
Operating Costs	$16,108	$16,196	$16,107	$16,147
Earnings From Operations	$1,473	$1,667	$1,863	$1,981
Net Earnings	$891	$981	$1,112	$1,175
Basic Net Earnings per Common Share	$0.66	$0.73	$0.83	$0.87
Diluted Net Earnings per Common Share	$0.63	$0.70	$0.80	$0.84

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

February 21, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2007

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.

/S/ STEPHEN J. HEMSLEY
Stephen J. Hemsley
President and Chief Executive Officer
/S/ GEORGE L. MIKAN III
George L. Mikan III
Executive Vice President and Chief Financial Officer
/S/ ERIC S. RANGEN
Eric S. Rangen
Senior Vice President and Chief Accounting Officer
February 21, 2008

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the NYSE listed company manual, the Company submitted an unqualified certification of its Chief Executive Officer to the NYSE in 2007. We have also filed, as exhibits to this Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

February 21, 2008

ITEM 9B.	OTHER INFORMATION

Effective as of February 19, 2008, Stephen J. Hemsley voluntarily increased the exercise prices of certain of his outstanding options, consistent with his intentions previously disclosed in the Report of the Special Litigation Committee dated December 6, 2007.

On February 19, 2008, the Compensation and Human Resources Committee (Compensation Committee) recommended and the Board approved the 2008 Executive Incentive Plan (EIP). The EIP, which includes annual and long-term cash components, is intended to reward and encourage significant contributions to the success of our businesses. The EIP provides, subject to shareholder approval, for an annual cash bonus pool of 2% of net income and a long-term cash bonus pool of 2% of net income. The Compensation Committee has established multiple performance criteria for 2008 annual and 2008-2010 long-term cash bonus targets under the EIP. The performance criteria established were as follows:

•	annual cash bonuses will be based on growth and innovation; operating income and cash flow; and stewardship (each weighted equally); and

•	long-term bonuses under the EIP will be based on earnings per share and return on equity (each weighted equally).

Any participant’s annual or long-term cash bonus award under the EIP will be dependent upon the satisfaction of the performance criteria established by the Compensation Committee, with the actual bonus awards depending on the participant’s actual level of performance and a target percentage of base salary that varies by executive with a maximum target percentage of 250% of base salary. The participants in the EIP are: the President and Chief Executive Officer; the Executive Vice President and Chief Financial Officer; the Executive Vice President and Chief Legal Officer; the Executive Vice President, Human Capital; the Senior Vice President and Chief Accounting Officer; the President, Enterprise Services Group; the President, Public & Senior Markets Group; and the President, Commercial Markets Group.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 5, 2008, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 5, 2008, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K will be included under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and

Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 5, 2008, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held June 5, 2008, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Shareholders to be held June 5, 2008, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are included under Item 8 of this report:

Consolidated Statements of Operations for the year ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the year ended December 31, 2007, 2006 and 2005.

Notes to the Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None

3. Exhibits**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC file number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.3	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.4	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.5	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.6	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.7	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.8	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.9	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.10	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.11	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.12	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.13	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

*10.14	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.15	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.16	Second Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.17	Third Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)

*10.18	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.19	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.20	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.21	Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.22	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley

*10.23	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.24	Employment Agreement, dated as of April 10, 2007, between United HealthCare Services, Inc. and William A. Munsell

*10.25	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10.26	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.27	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.28	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters

*10.29	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.30	Employment Agreement, effective December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.31	Noncompete and Transition Agreement, effective as of September 15, 2007, between United HealthCare Services, Inc. and Richard H. Anderson

*10.32	Noncompete and Transition Agreement, effective as of September 15, 2007, between United HealthCare Services, Inc. and Lois Quam

*10.33	Agreement, dated December 5, 2007, by and between David J. Lubben and UnitedHealth Group Incorporated and the Special Litigation Committee of the Board of Directors of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 6, 2007)

*10.34	Agreement, dated December 5, 2007, by and between William W. McGuire, M.D. and UnitedHealth Group Incorporated and the Special Litigation Committee of the Board of Directors of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007)

*10.35	Form of Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and each of William A. Munsell, Anthony Welters and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the form of Letter Agreement incorporated by reference to Exhibit 10(jj) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.36	Form of Letter Agreement, effective as of December 22, 2006, by and between UnitedHealth Group Incorporated and each of Stephen J. Hemsley and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the Form of Letter Agreement incorporated by reference to Exhibit 10(kk) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2008

UNITEDHEALTH GROUP INCORPORATED

By	/S/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	Director, President and Chief Executive Officer (principal executive officer)	February 21, 2008

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2008

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 21, 2008

* William C. Ballard, Jr.	Director	February 21, 2008

* Richard T. Burke	Director	February 21, 2008

* Robert J. Darretta	Director	February 21, 2008

* Michele J. Hooper	Director	February 21, 2008

* James A. Johnson	Director	February 21, 2008

* Thomas H. Kean	Director	February 21, 2008

Signature	Title	Date

* Douglas W. Leatherdale	Director	February 21, 2008

* Mary O. Mundinger	Director	February 21, 2008

* Robert L. Ryan	Director	February 21, 2008

* Gail R. Wilensky	Director	February 21, 2008

*By	/S/ CHRISTOPHER J. WALSH
As Attorney-in-Fact

EXHIBIT INDEX

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC file number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.3	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.4	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.5	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.6	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.7	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.8	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.9	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.10	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan, effective as of April 17, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.11	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.12	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.13	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

*10.14	UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.15	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.16	Second Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.17	Third Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2002 Statement)

*10.18	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.19	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.20	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.21	Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.22	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley

*10.23	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.24	Employment Agreement, dated as of April 10, 2007, between United HealthCare Services, Inc. and William A. Munsell

*10.25	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10.26	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.27	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.28	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters

*10.29	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.30	Employment Agreement, effective December 1, 2006, between United HealthCare Services, Inc. and Richard H. Anderson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.31	Noncompete and Transition Agreement, effective as of September 15, 2007, between United HealthCare Services, Inc. and Richard H. Anderson

*10.32	Noncompete and Transition Agreement, effective as of September 15, 2007, between United HealthCare Services, Inc. and Lois Quam

*10.33	Agreement, dated December 5, 2007, by and between David J. Lubben and UnitedHealth Group Incorporated and the Special Litigation Committee of the Board of Directors of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 6, 2007)

*10.34	Agreement, dated December 5, 2007, by and between William W. McGuire, M.D. and UnitedHealth Group Incorporated and the Special Litigation Committee of the Board of Directors of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007)

*10.35	Form of Letter Agreement, dated as of November 6, 2006, by and between UnitedHealth Group Incorporated and each of William A. Munsell, Anthony Welters and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the form of Letter Agreement incorporated by reference to Exhibit 10(jj) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.36	Form of Letter Agreement, effective as of December 22, 2006, by and between UnitedHealth Group Incorporated and each of Stephen J. Hemsley and David S. Wichmann (the agreements executed by the above-named individuals are on terms substantially in the Form of Letter Agreement incorporated by reference to Exhibit 10(kk) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.