Form 10-Q
period 2008-03-31
UNITEDHEALTH GROUP INC
filed 2008-05-02
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2008, there were 1,228,703,927 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$6,275	$8,865
Short-Term Investments	765	754
Accounts Receivable, net	1,934	1,574
Assets Under Management	2,086	2,210
Deferred Income Taxes	346	386
Other Current Assets	2,361	1,755

Total Current Assets	13,767	15,544
Long-Term Investments	13,345	12,667
Property, Equipment and Capitalized Software, net	2,203	2,121
Goodwill	19,307	16,854
Other Intangible Assets, net	2,456	1,737
Other Assets	2,465	1,976

TOTAL ASSETS	$53,543	$50,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,537	$8,331
Accounts Payable and Accrued Liabilities	3,731	3,654
Other Policy Liabilities	3,305	3,207
Commercial Paper and Current Maturities of Long-Term Debt	1,727	1,946
Unearned Premiums	1,483	1,354

Total Current Liabilities	18,783	18,492
Long-Term Debt, less current maturities	11,495	9,063
Future Policy Benefits for Life and Annuity Contracts	1,854	1,849
Deferred Income Taxes and Other Liabilities	1,652	1,432
Commitments and Contingencies (Note 15)

Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,225 and 1,253 issued and outstanding	12	13
Additional Paid-In Capital	—	1,023
Retained Earnings	19,621	18,929
Accumulated Other Comprehensive Income:
Net Unrealized Gains on Investments, net of tax effects	126	98

Total Shareholders’ Equity	19,759	20,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,543	$50,899

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2008	2007
REVENUES
Premiums	$18,389	$17,464
Services	1,273	1,116
Products	363	197
Investment and Other Income	279	270

Total Revenues	20,304	19,047

OPERATING COSTS
Medical Costs	15,144	14,440
Operating Costs	2,897	2,664
Cost of Products Sold	325	170
Depreciation and Amortization	225	191

Total Operating Costs	18,591	17,465

EARNINGS FROM OPERATIONS	1,713	1,582
Interest Expense	(154)	(116)

EARNINGS BEFORE INCOME TAXES	1,559	1,466
Provision for Income Taxes	(565)	(539)

NET EARNINGS	$994	$927

BASIC NET EARNINGS PER COMMON SHARE	$0.80	$0.69

DILUTED NET EARNINGS PER COMMON SHARE	$0.78	$0.66

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,240	1,343
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	38	56

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,278	1,399

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions)	2008	2007
OPERATING ACTIVITIES
Net Earnings	$994	$927
Noncash Items:
Depreciation and Amortization	225	191
Deferred Income Taxes and Other	27	(136)
Share-Based Compensation	72	260
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(744)	(331)
Medical Costs Payable	—	411
Accounts Payable and Other Accrued Liabilities	(341)	(300)
Unearned Premiums	47	1,566

Cash Flows From Operating Activities	280	2,588

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed and other effects	(3,265)	(54)
Purchases of Property, Equipment and Capitalized Software	(212)	(224)
Purchases of Investments	(2,498)	(994)
Maturities and Sales of Investments	2,205	460

Cash Flows Used For Investing Activities	(3,770)	(812)

FINANCING ACTIVITIES
(Payments of) Proceeds from Commercial Paper, net	(623)	2
Proceeds from Issuance of Long-Term Debt	2,981	—
Payments for Retirement of Long-Term Debt	(500)	(400)
Common Stock Repurchases	(1,472)	(903)
Proceeds from Common Stock Issuances	75	135
Share-Based Compensation Excess Tax Benefits	16	86
Customer Funds Administered	529	1,048
Other	(106)	(5)

Cash Flows From (Used For) Financing Activities	900	(37)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,590)	1,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,865	10,320

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,275	$12,059

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Accounting Policies

Basis of Presentation

Unless the context otherwise requires, the use of the terms the “Company,” “we,” “us,” and “our” in the following refers to UnitedHealth Group Incorporated and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments, consisting solely of normal recurring adjustments needed to present the financial results for these interim periods fairly. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with the rules and regulations of the Securities and Exchange Commission (SEC), we have omitted certain footnote disclosures that would substantially duplicate the disclosures contained in our annual audited Consolidated Financial Statements. Read together with the disclosures below, we believe the interim financial statements are presented fairly. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

Use of Estimates

These Condensed Consolidated Financial Statements include certain amounts that are based on our best estimates and judgments. These estimates require us to apply complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. Our most significant estimates relate to medical costs, medical costs payable, revenues, intangible asset valuations, asset impairments, investment valuation and contingent liabilities. We adjust these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Recent Accounting Standards

Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. We adopted FAS 159 as of January 1, 2008 and elected the fair value option for the AARP Assets Under Management on the Condensed Consolidated Balance Sheet as of that date. The impact of adoption of FAS 159 was not significant to the Company. For a discussion of the instruments for which the fair value option was applied, see Note 11 of Notes to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2,

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Effective Date of FASB Statement No. 157” (FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. We adopted FAS 157 as of January 1, 2008, except for those provisions deferred under the FSP. Refer to Note 10 of Notes to the Condensed Consolidated Financial Statements for additional discussion. FAS 157 is effective for financial assets and liabilities recognized or disclosed in our Condensed Consolidated Financial Statements. The deferred provisions of FAS 157 will be effective in 2009. We are currently evaluating the impact, if any, of the deferred provisions of FAS 157 on our fiscal year 2009 Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. The statement is intended to improve financial reporting about derivative instruments and hedging activities through the enhanced disclosures in order to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for our fiscal year 2009. FAS 161 is expected to expand our disclosures concerning derivative instruments upon adoption, including our interest rate swaps.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact, if any, of FAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Catastrophic Reinsurance Subsidy — CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 and $3,850 as of January 1, 2008 and 2007, respectively. A settlement is made based on actual cost experience subsequent to the end of the plan year.

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

•

CMS Risk-Share — Effective January 1, 2008, if the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 5% above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk-share settlement with CMS subsequent to the end of the plan year. During the prior plan year, the risk-share provisions took effect if actual costs were more than 2.5% above or below the level originally submitted. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and other receivables or liabilities.

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and, therefore, are recorded as Premium Revenues in the Condensed Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. We record premium payments received in advance of the applicable service period in Unearned Premiums in the Condensed Consolidated Balance Sheets.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits, within Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing cash flows in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2008, amounts on deposit for these subsidies for the 2008 and prior contract years were approximately $410 million and $300 million, respectively.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,510, the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-share receivable from CMS for the 2008 contract year through March 31, 2008 was approximately $480 million. The final risk-share amount is expected to be settled approximately six months after the contract year-end. The risk-share payable due to CMS as of March 31, 2008 for the prior contract years was approximately $95 million, subject to the reconciliation process with CMS, which is expected to be settled by the end of 2008. The net risk-share receivable from CMS of approximately $385 million and $205 million was recorded in Other Current Assets in the Condensed Consolidated Balance Sheets as of March 31, 2008 and 2007, respectively. As of December 31, 2007, there was a net risk-share payable of approximately $280 million recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 25% and 24% of our total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

3.    Acquisitions

On February 25, 2008, we acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. This acquisition strengthened our position in the rapidly growing southwest region of the United States. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of our individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 27,000 members. The divestiture was completed on April 30, 2008. On a preliminary basis, the total consideration paid related to this acquisition exceeded our estimated fair value of the net tangible assets acquired by approximately $2.5 billion, of which we have allocated $528 million to finite-lived intangible assets and $2.0 billion to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of a provider network, trademarks, and customer-related intangibles with estimated weighted-average useful lives of 15, 20, and 14 years, respectively. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Sierra have been included in our consolidated results and the results of our Health Care Services and OptumHealth segments since the acquisition date. The pro forma effects of this acquisition on our Condensed Consolidated Financial Statements were not material.

On January 10, 2008, we acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for approximately $740 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and pharmacy benefit management (PBM) services. This transaction allows us to expand the capacity of our existing benefits administration businesses and enables existing and new customers to leverage our full range of assets, including ancillary services, our national network and technology tools. On a preliminary basis, the total consideration paid related to this acquisition exceeded our estimated fair value of the net tangible assets acquired by approximately $754 million, of which we have allocated $253 million to finite-lived intangible assets and $501 million to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademarks and customer-related intangibles with estimated weighted-average useful lives of 3 and 12 years, respectively. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of Fiserv Health have been included in our consolidated results and the results of our Health Care Services, OptumHealth, Ingenix and Prescription Solutions segments since the acquisition date. The pro forma effects of this acquisition on our Condensed Consolidated Financial Statements were not material.

On January 8, 2008, we announced that AmeriChoice had signed a definitive agreement to acquire Unison Health Plans (Unison). Unison provides government-sponsored health plan coverage to approximately 370,000 people in Pennsylvania, Ohio, Tennessee, Delaware and South Carolina through a network of independent health care

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professionals. This all-cash transaction is expected to close by the end of the second quarter of 2008, subject to required regulatory approvals and other customary conditions. The pro forma effects of this acquisition on our Consolidated Financial Statements are not expected to be material.

For the three months ended March 31, 2008, aggregate consideration paid, net of cash assumed and other effects, for smaller acquisitions was $9 million. The acquisitions were not material to our Condensed Consolidated Financial Statements.

4.    Cash, Cash Equivalents and Investments

As of March 31, 2008 and December 31, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
Cash and Cash Equivalents	$6,275	$—	$—	$6,275
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,692	89	(2)	3,779
State and Municipal obligations	6,136	107	(24)	6,219
Corporate obligations	3,455	44	(36)	3,463

Total Debt Securities — Available for Sale	13,283	240	(62)	13,461

Equity Securities — Available for Sale	416	21	(1)	436
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	134	—	—	134
State and Municipal obligations	2	—	—	2
Corporate obligations	77	—	—	77

Total Debt Securities — Held to Maturity	213	—	—	213

Total Cash and Investments	$20,187	$261	$(63)	$20,385

December 31, 2007
Cash and Cash Equivalents	$8,865	$—	$—	$8,865
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,915	73	(2)	3,986
State and Municipal obligations	5,503	62	(7)	5,558
Corporate obligations	3,291	27	(17)	3,301

Total Debt Securities — Available for Sale	12,709	162	(26)	12,845

Equity Securities — Available for Sale	364	20	(1)	383
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	118	—	—	118
State and Municipal obligations	1	—	—	1
Corporate obligations	74	—	—	74

Total Debt Securities — Held to Maturity	193	—	—	193

Total Cash and Investments	$22,131	$182	$(27)	$22,286

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2008 and 2007, we recorded realized gains and losses on the sale of investments, as follows:

(in millions)	Three Months Ended March 31,
	2008	2007
Gross Realized Gains	$62	$2
Gross Realized Losses	(9)	(3)

Net Realized Gains (Losses)	$53	$(1)

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2008 and 2007, were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2006	$14,266	$1,073	$807	$676	$16,822
Acquisitions and Subsequent Payments /Adjustments	15	(2)	54	—	67

Balance at March 31, 2007	$14,281	$1,071	$861	$676	$16,889

Balance at December 31, 2007	$14,139	$1,080	$958	$677	$16,854
Acquisitions and Subsequent Payments /Adjustments	1,947	38	48	420	2,453

Balance at March 31, 2008	$16,086	$1,118	$1,006	$1,097	$19,307

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008			December 31, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	$2,614	$(427)	$2,187	$1,879	$(394)	$1,485
Patents, Trademarks and Technology	341	(139)	202	302	(121)	181
Other	108	(41)	67	109	(38)	71

Total	$3,063	$(607)	$2,456	$2,290	$(553)	$1,737

For detail on acquisitions, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Amortization expense relating to intangible assets was approximately $58 million and $52 million for the three months ended March 31, 2008 and 2007, respectively. Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows: $237 million in 2008, $227 million in 2009, $217 million in 2010, $212 million in 2011, and $210 million in 2012.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the three months ended March 31, 2008 and 2007, medical costs included approximately $200 million and $180 million, respectively, of favorable medical cost development related to prior fiscal years.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commercial Paper and Debt

Commercial paper and debt consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008				December 31, 2007
(in millions)	Carrying Value (a)		Fair Value (b)		Carrying Value (a)	Fair Value (b)
Commercial Paper	$824		$824		$1,445	$1,445
$500 million par, 3.3% Senior Unsecured Notes due January 2008	—		—		499	500
$250 million par, 3.8% Senior Unsecured Notes due February 2009	253		250		250	251
$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	650		643		654	652
$450 million par, 4.1% Senior Unsecured Notes due August 2009	464		449		453	447
$500 million par, Senior Unsecured Floating-Rate Notes due June 2010	500		479		500	497
$250 million par, 5.1% Senior Unsecured Notes due November 2010	260		255		253	252
$250 million par, Senior Unsecured Floating-Rate Notes due February 2011	250		250		—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	799		765		775	764
$450 million par, 5.5% Senior Unsecured Notes due November 2012	474		457		456	457
$550 million par, 4.9% Senior Unsecured Notes due February 2013	551		543		—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	462		444		454	447
$250 million par, 4.8% Senior Unsecured Notes due February 2014	263		238		253	241
$500 million par, 5.0% Senior Unsecured Notes due August 2014	530		486		511	487
$500 million par, 4.9% Senior Unsecured Notes due March 2015	528		472		511	478
$750 million par, 5.4% Senior Unsecured Notes due March 2016	812		711		774	732
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95		89		95	90
$500 million par, 6.0% Senior Unsecured Notes due June 2017	561		489		536	502
$250 million par, 6.0% Senior Unsecured Notes due November 2017	266		244		254	252
$1,100 million par, 6.0% Senior Unsecured Notes due February 2018	1,104		1,076		—	—
$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	509		520		503	426
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844		701		844	767
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495		457		495	496
$650 million par, 6.6% Senior Unsecured Notes due November 2037	645		601		645	652
$1,100 million par, 6.9% Senior Unsecured Notes due February 2038	1,083		1,050		—	—
Interest Rate Swaps	(c	)	(c	)	(151)	(151)

Total Commercial Paper and Debt	13,222		12,493		11,009	10,684
Less Current Maturities	(1,727)		(1,717)		(1,946)	(1,947)

Long-Term Debt, less current maturities	$11,495		$10,776		$9,063	$8,737

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge method of accounting described below.
(b)	See Note 10 of Notes to the Condensed Consolidated Financial Statements for details on fair value measurement.
(c)	As of December 31, 2007, the fair value of the interest rate swaps was classified with debt in our Condensed Consolidated Balance Sheets. As of March 31, 2008, the fair value of these agreements of $347 million was classified in assets, with $3 million in Other Current Assets and $344 million in Other Assets in our Condensed Consolidated Balance Sheets.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, our outstanding commercial paper had interest rates ranging from 2.9% to 3.5%.

In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.5% at March 31, 2008.

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

In November 2007, we entered into a $1.5 billion 364-day revolving credit facility in order to expand our access to liquidity. The credit facility supports our commercial paper program and is available for general working capital purposes. As of March 31, 2008, we had no amounts outstanding under this credit facility.

In November 2007, we issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We completed the exchange in February 2008.

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to the LIBOR and had an interest rate of 2.8% and 5.1% at March 31, 2008 and December 31, 2007, respectively. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We completed the exchange in February 2008.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of March 31, 2008, we had no amounts outstanding under this credit facility.

Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of March 31, 2008. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

To more closely align interest costs with floating interest rates received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $6.8 billion and $5.6 billion as of March 31, 2008 and December 31, 2007, respectively. The variable rates are benchmarked to the LIBOR. As of March 31, 2008 and December 31, 2007, the aggregate asset, recorded at fair value, for all existing interest rate swaps was approximately $347 million and $151 million, respectively. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. Since these amounts completely offset, there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. As of December 31, 2007, the total fair value of the interest rate swaps of $151 million was classified with debt in our Condensed Consolidated Balance Sheets. As of March 31, 2008, the total fair value of the interest rate swaps of $347 million was classified in assets, with $3 million in Other Current Assets and $344 million in Other Assets in our Condensed Consolidated Balance Sheets. At March 31, 2008, the rates on these instruments ranged from 2.2% to 4.6%.

8.    Share Repurchase Program

Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2008, we repurchased 31.0 million shares, which were settled for cash on or before March 31, 2008 at an average price of approximately $48 per share and an aggregate cost of approximately $1.5 billion. During the three months ended March 31, 2007, we repurchased 16.5 million shares which were settled for cash on or before March 31, 2007 at an average price of approximately $55 per share and an aggregate cost of approximately $903 million. As of March 31, 2008, we had Board of Directors’ authorization to purchase up to an additional 143.6 million shares of our common stock.

9.    Share-Based Compensation

As of March 31, 2008, we had approximately 71.3 million shares available for future grants of share-based awards under our share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 25.7 million of awards in restricted stock and restricted stock units. Our existing share-based awards consist mainly of non-qualified stock options and SARs.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three months ended March 31, 2008 is summarized in the table below:

(shares in millions)	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	160.7	$34
Granted	0.5	$49
Exercised	(1.8)	$19
Forfeited	(1.2)	$51

Outstanding at End of Period	158.2	$34

Exercisable at End of Period	109.5	$27

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, outstanding stock options and SARs had an aggregate intrinsic value of $1.3 billion, and a weighted-average remaining contractual life of 5.2 years. As of March 31, 2008, exercisable stock options and SARs had an aggregate intrinsic value of $1.3 billion, and a weighted-average remaining contractual life of 4.0 years.

To determine compensation expense related to our stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of our employee stock option and SAR grants, we use a binomial model. The principal assumptions we used in applying the option-pricing models were as follows:

	Three Months Ended March 31,
	2008	2007
Risk Free Interest Rate	2.1% – 3.9%	4.9% – 5.2%
Expected Volatility	25.2%	22.8%
Expected Dividend Yield	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%
Expected Life in Years	4.1	4.1

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

The weighted-average fair value of stock options and SARs granted in the three months ended March 31, 2008 and 2007 was $12 per share and $13 per share, respectively. The total intrinsic value of options and SARs exercised during the three months ended March 31, 2008 and 2007 was $61 million and $270 million, respectively.

Restricted Shares

Restricted share awards generally vest ratably over two to five years. Compensation expense related to restricted share awards is determined based upon the fair value of each award on the date of grant. Restricted share award activity for the three months ended March 31, 2008 is summarized in the table below:

(shares in millions)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at Beginning of Period	0.7	$59
Granted	0.4	$48
Vested	(0.1)	$58
Forfeited	—	$—

Outstanding at End of Period	1.0	$55

The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007, was $4 million and $3 million, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Recognition

We recognize compensation cost for share-based awards, including stock options, SARs, restricted share and restricted share units, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2008 and 2007, we recognized compensation expense related to our share-based compensation plans of $72 million ($48 million net of tax effects) and $260 million ($167 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in our Condensed Consolidated Statements of Operations. As of March 31, 2008, there was $477 million of total unrecognized compensation cost related to share-based awards that is expected to be recognized over a weighted-average period of approximately 1.3 years.

For the three months ended March 31, 2008 and 2007, the income tax benefit realized from share-based awards was $22 million and $100 million, respectively.

Included in the share-based compensation expense for the three months ended March 31, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historical stock option practices. As part of our review of the Company’s historical stock option practices, we determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards. The first payment of $110 million was made to optionholders in January 2008 for options that vested through December 31, 2007. The second payment of $1 million was made to optionholders in April 2008 for options that vested through March 31, 2008. Aggregate future payments will be $37 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

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

As further discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements, we maintain a common share repurchase program. The objectives of our common share repurchase program are to optimize our capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

10.    Fair Value Measurements

We adopted FAS 157, subject to the deferral provisions of the FSP, as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

Level 1 — Quoted (unadjusted) prices for identical assets or liabilities in active markets.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the fair value of our financial assets and liabilities, excluding AARP, as of March 31, 2008, according to the valuation techniques we used to determine their fair values. See Note 11 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2008
Assets
Cash and Cash Equivalents	$4,616	$1,659	$—	$6,275
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	1,004	2,775	—	3,779
State and Municipal obligations	—	6,219	—	6,219
Corporate obligations	18	3,412	33	3,463

Total Debt Securities — Available for Sale	1,022	12,406	33	13,461

Equity Securities — Available for Sale	220	33	183	436
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	127	7	—	134
State and Municipal obligations	—	2	—	2
Corporate obligations	69	8	—	77

Total Debt Securities — Held to Maturity	196	17	—	213

Total Cash and Investments at Fair Value	6,054	14,115	216	20,385

Interest Rate Swaps	—	347	—	347

Total Assets at Fair Value	$6,054	$14,462	$216	$20,732

Liabilities
Commercial Paper	$—	$824	$—	$824
Senior Unsecured Notes	—	11,669	—	11,669

Total Debt at Fair Value	—	12,493	—	12,493

Total Liabilities at Fair Value	$—	$12,493	$—	$12,493

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.

Debt Securities. The estimated fair values of debt securities held as available-for-sale and held-to-maturity are based on prices obtained from a third party information vendor. The third party uses quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Equity Securities. All equity securities are held as available-for-sale investments. Fair value estimates for publicly traded equity securities are based on prices obtained from a third party information vendor. The third party uses quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of investments in venture capital portfolios are estimated by the portfolio managers using a market approach model that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated utilizing the terms of the swaps and publicly available market yield curves. Because the swaps are unique and are not actively traded, the fair values are classified as Level 2 estimates.

Commercial Paper. The Company’s commercial paper has disclosed fair values that are estimated using market rates, prices, and yields, along with other market information such as the Company’s credit ratings.

Senior Unsecured Notes. The estimated fair values of the Company’s notes are based on prices obtained from a third party information vendor. The third party uses quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Of the Level 3 balances at March 31, 2008, there were unrealized gains of $9 million and purchases of $41 million for the three months ended March 31, 2008. Realized gains, which were not material to our Condensed Consolidated Financial Statements, were recorded in Investment and Other Income in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2008, there were no transfers in or out of Level 3.

11.    AARP

We provide health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the Program), and separate Medicare Advantage and Medicare Part D arrangements. The products and services under the Program include supplemental Medicare benefits (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products.

Under the Program, we are compensated for transaction processing and other services, as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the Program were approximately $1.4 billion and $1.3 billion for the three months ended March 31, 2008 and 2007, respectively.

Our agreement with AARP provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by us on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses may be borne by us. Deficits may be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. In January 2008, $127 million in cash was transferred out of the RSF to an external insurance entity that offers an AARP branded age 50 to 64 comprehensive product. We believe the RSF balance as of March 31, 2008 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, we do not include the effect of such changes in our Condensed Consolidated Statements of Cash Flows.

Under our agreement with AARP, we separately manage the assets that support the Program. These assets under management are held at fair value on the Condensed Consolidated Balance Sheets as Assets Under Management. These assets are invested at our discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. We do not guarantee any rates of investment return on these investments and, upon any transfer of the Program to another entity, we would transfer cash in an amount equal to the fair value of these investments at the date of transfer.

Upon adoption of FAS 159 on January 1, 2008, we elected to measure the entirety of the related Assets Under Management on a fair value basis. The adoption impact was not significant to the Company.

The following AARP Program-related assets and liabilities were included in our Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007:

	Balance as of
(in millions)	March 31, 2008	December 31, 2007
Accounts Receivable	$483	$459
Assets Under Management	$2,051	$2,176
Medical Costs Payable	$1,144	$1,109
Accounts Payable and Accrued Liabilities	$38	$33
Other Policy Liabilities	$964	$1,132
Unearned Premiums	$373	$361
Deferred Income Taxes and Other Liabilities	$15	$—

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, the fair value of cash, cash equivalents and investments associated with the Program included in Assets Under Management, classified in accordance with the fair value hierarchy as discussed in Note 10 to the Notes to the Condensed Consolidated Financial Statements, was as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2008
March 31, 2008
Cash and Cash Equivalents	$115	$70	$—	$185
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	350	707	—	1,057
State and Municipal obligations	—	16	—	16
Corporate obligations	—	793	—	793

Total Debt Securities — Available for Sale	350	1,516	—	1,866

Total Cash and Investments	$465	$1,586	$—	$2,051

Other Liabilities	—	—	15	15

Total Liabilities at Fair Value	$—	$—	$15	$15

As of December 31, 2007, prior to the adoption of FAS 159 on January 1, 2008, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Cash and Cash Equivalents	$441	$—	$—	$441
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	959	25	(2)	982
State and Municipal obligations	25	—	—	25
Corporate obligations	731	5	(8)	728

Total Debt Securities — Available for Sale	1,715	30	(10)	1,735

Total Cash and Investments	$2,156	$30	$(10)	$2,176

On October 3, 2007, we entered into four agreements with AARP, effective January 1, 2008, that amended our existing AARP arrangements. These agreements extended our arrangements with AARP on the Supplemental Health Insurance Program to December 31, 2017, extended our arrangement with AARP on the Medicare Part D business to December 31, 2014, and gave us an exclusive right to use the AARP brand on our Medicare Advantage offerings until December 31, 2014, subject to certain limited exclusions.

12.    Income Taxes

We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next twelve months by approximately $50 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of our business excluding changes resulting from investments by and distributions to our shareholders, for the three months ended March 31, 2008 and 2007:

(in millions)	Three Months Ended March 31,
	2008	2007
Net Earnings	$994	$927
Change in Net Unrealized Gains/Losses on Investments, net of tax effects	28	9

Comprehensive Income	$1,022	$936

14.    Segment Financial Information

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which now includes our Commercial Markets (UnitedHealthcare and Uniprise) and Public and Senior Markets (Ovations and AmeriChoice) businesses;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in the Ovations business).

Historical financial data as of and for the three months ended March 31, 2007 were revised to reflect our new segment operating and financial reporting structure.

The following table presents segment financial information for the three months ended March 31, 2008 and 2007:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
March 31, 2008
Revenues — External Customers	$18,766	$666	$234	$359	$—	$20,025
Revenues — Intersegment	—	613	128	2,844	(3,585)	—
Investment and Other Income	251	25	—	3	—	279

Total Revenues	$19,017	$1,304	$362	$3,206	$(3,585)	$20,304

Earnings from Operations	$1,371	$197	$47	$98	$—	$1,713

March 31, 2007
Revenues — External Customers	$17,809	$604	$179	$185	$—	$18,777
Revenues — Intersegment	—	566	83	3,191	(3,840)	—
Investment and Other Income	247	20	—	3	—	270

Total Revenues	$18,056	$1,190	$262	$3,379	$(3,840)	$19,047

Earnings from Operations	$1,458	$213	$38	$49	$(176)	$1,582

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Commitments and Contingencies

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

On May 17, 2006, we received a document request from the Internal Revenue Service (IRS) seeking documents relating to our historical stock option grants and other compensation for the persons who from 2003 to May 2006 were the named executive officers in our annual proxy statements. As previously disclosed in our 2006 Annual Report on Form 10-K, we believed that compensation expense related to prior exercises of certain stock options by certain of the Company’s executive officers would no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) (Section 162(m)) as a result of the revision of measurement dates that occurred as part of our review of the Company’s historical stock option matters. In December 2007, the Company reached an agreement with the IRS resolving Section 162(m) issues in connection with tax years through 2005. Pursuant to this agreement, the Company paid $106 million in 2007 and an additional $20 million in the first quarter of 2008.

On June 6, 2006, we received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning our executive compensation and historical stock option practices. We filed an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, seeking a protective order, which was denied. We appealed the denial of the protective order to the Minnesota Court of Appeals. On December 4, 2007, the Minnesota Court of Appeals acknowledged limitations on the Minnesota Attorney General’s authority to issue a Civil Investigative Demand, but affirmed the denial of a protective order. On February 27, 2008, the Minnesota Supreme Court declined to review the matter, and we have since produced relevant and responsive materials.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with our former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the United States District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. The Minnesota Supreme Court agreed to consider the issue and a hearing on the matter is scheduled for May 7, 2008.

In connection with the departure of Dr. McGuire, the United States District Court for the District of Minnesota issued an Order on November 29, 2006, preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements. The original Order has been extended numerous times. On December 26, 2007, the court extended the Order indefinitely pending the Minnesota Supreme Court’s response to the certified question described above.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System against the Company and certain of our current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of our common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of our common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. The action seeks unspecified money damages and equitable relief. The court has denied

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants’ motion to dismiss the complaint and plaintiffs’ motion for partial summary judgment on the Section 11 claim. On March 18, 2008, the court granted plaintiffs’ motion for class certification. The parties are engaged in discovery and the case is currently scheduled to be ready for trial in July 2008. We are vigorously defending against the action.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of our current and former officers and directors in the United States District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by allowing the plan to continue to hold company stock. Plaintiffs have filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. Defendants moved to dismiss the action on June 22, 2007. The court denied defendants’ motion to dismiss and for partial summary judgment on March 31, 2008. We are vigorously defending against the action.

On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, we filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that we are not in default under the terms of the indenture. On or about November 2, 2006, we received a purported notice of acceleration from the same holders that purports to declare an acceleration of our 5.8% Senior Unsecured Notes due March 15, 2036 as a result of our not timely filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. On March 10, 2008, the court granted summary judgment for the Company and dismissed the bondholders’ counterclaims, holding that the delay in filing Form 10-Q did not constitute a default under the Indenture. On April 8, 2008, the bondholders filed a notice of appeal. Should the Company ultimately be unsuccessful in this matter, we may be required to retire all or a portion of the $850 million of our 5.8% Senior Unsecured Notes due March 2036.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse health care providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendants have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. That stay has not been lifted, but it is anticipated that the trial court will now lift the stay and address the continuing viability of the tag-along claims. The plaintiffs in a number of the tag-along cases have sought to remand the cases to alternate forums. We have opposed these efforts and have moved the court to apply its June 2006 summary judgment ruling, and its other applicable pretrial rulings, to those cases. On February 12, 2008, the court denied all pending motions without prejudice and set a briefing schedule for future motions, including motions for summary judgment. We are vigorously defending against the remaining claims.

On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company and affiliated entities, such as UnitedHealthcare, in state court in New York. We removed the case to the United States District Court for the Southern District of New York. The suit originally alleged causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On May 26, 2004, we filed a motion for partial summary judgment seeking the dismissal of certain claims and parties. On June 15, 2007, the trial court granted part of our motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims for benefits on behalf of their physician members. The Court also ruled that the subscriber plaintiffs (and physician plaintiffs with valid assignments from subscribers) can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the health care providers and plan participants have no standing to bring a claim where the provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims or ERISA breach of fiduciary duty claims. On July 10, 2007, plaintiffs filed a fourth amended complaint adding RICO and antitrust claims and realleging several of their prior ERISA and state law claims. On September 24, 2007, we moved to dismiss the RICO and antitrust claims in the fourth amended complaint. On January 11, 2008, the parties finalized briefing on the motion to dismiss and are awaiting the court’s ruling on the motion. On February 21, 2008, 17 hospitals and facilities, including Jamaica Hospital Medical Center, Inc. and Flushing Hospital Medical Center, Inc., filed a motion to intervene in the case, alleging RICO, antitrust and state law claims. We are vigorously defending against the remaining claims.

On February 13, 2008, the New York Attorney General (“NYAG”) announced that (1) his office is conducting an industry-wide investigation into health insurers’ provider reimbursement practices; (2) his office has issued subpoenas to 16 health insurance companies in connection with such investigation, including one of our subsidiaries; and (3) his office intends to file suit against UnitedHealth Group and four of our subsidiaries. On the same day, the NYAG served the Company with a notice of his office’s intent to initiate litigation (the

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Notice”) based on allegedly fraudulent and deceptive practices in determining out-of-network reimbursements for health benefits in New York State. The Notice states that the NYAG will be pursuing restitution, injunctive relief, damages, and civil penalties. As described by the NYAG, the threatened claims appear to be similar to those asserted by the plaintiffs in the AMA lawsuit described above. No lawsuit has been filed against the Company as of May 1, 2008.

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

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. For example, in 2007, the California Department of Managed Health Care and the California Department of Insurance examined our PacifiCare health plans in California. The examinations identified concerns that were largely administrative and provider related. The examination findings related to claims processing accuracy and timeliness, accurate and timely interest payments, timely implementation of provider contracts, timely, accurate provider dispute resolution, and other related matters. The California Department of Managed Health Care has assessed a penalty of $3.5 million related to its findings, of which we have paid $2.0 million and are disputing the remaining $1.5 million penalty. The California Department of Insurance, however, has not yet levied a financial penalty related to its findings. While there is a theoretical maximum penalty that could be substantial, we believe the California Department of Insurance Commissioner will take into consideration the fact that the vast majority of the violations were administrative in nature and did not result in harm to our members. We are working closely with both departments to resolve any outstanding issues arising from the findings of the examinations of our PacifiCare health plans in California.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes.

Summary highlights of our first quarter 2008 results include:

•	Diluted net earnings per common share of $0.78, an increase of 18% from $0.66 per share reported in the first quarter of 2007.

•	Consolidated revenues of $20.3 billion increased $1.3 billion, or 7%, over the first quarter of 2007.

•	Earnings from operations of $1.7 billion, up $131 million, or 8%, over the comparable prior year period.

•	Cash flows from operations of $280 million during the first quarter of 2008, a decrease of $2.3 billion, or 89%, compared to $2.6 billion during the first quarter of 2007.

•	The consolidated medical care ratio of 82.4% decreased from 82.7% in the first quarter of 2007.

•	The operating margin of 8.4% for the first quarter of 2008 increased from 8.3% in the first quarter of 2007.

	Three Months Ended March 31,
($ in millions, except per share data)	2008	2007(1)	Percent Change
Revenues	$20,304	$19,047	7%
Earnings from Operations	$1,713	$1,582	8%
Net Earnings	$994	$927	7%
Diluted Net Earnings Per Common Share	$0.78	$0.66	18%
Medical Care Ratio	82.4%	82.7%
Operating Cost Ratio	14.3%	14.0%
Return on Equity (annualized)	20.0%	17.7%
Operating Margin	8.4%	8.3%

(1)	Certain results for the three months ended March 31, 2007 include $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of Section 409A of the Internal Revenue Code (Section 409A) involving the Company’s payment of certain employees’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officer employees. These matters are discussed more fully in “— Operating Costs.”

Acquisitions

Sierra Health Services, Inc. On February 25, 2008, we acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. This acquisition strengthened our position in the rapidly growing southwest region of the United States. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of our individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 27,000 members. The divestiture was completed on April 30, 2008. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, we retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in our consolidated results and the results of the Health Care Services and OptumHealth segments since the acquisition date.

Fiserv Health, Inc. On January 10, 2008, we acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for approximately $740 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and pharmacy benefit management (PBM) services. This transaction allows us to expand the capacity of our existing benefits administration businesses and enables existing and new customers to leverage our full range of assets, including ancillary services, our national network and technology tools. The results of operations and financial condition of Fiserv Health have been included in our consolidated results and the results of the Health Care Services, OptumHealth, Ingenix and Prescription Solutions segments since the acquisition date.

Unison Health Plans. On January 8, 2008, we announced that AmeriChoice had signed a definitive agreement to acquire Unison Health Plans (Unison). Unison provides government-sponsored health plan coverage to approximately 370,000 people in Pennsylvania, Ohio, Tennessee, Delaware and South Carolina through a network of independent health care professionals. This all-cash transaction is expected to close by the end of the second quarter of 2008, subject to required regulatory approvals and other customary conditions.

Results of Operations

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care services and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions PBM business, revenues are derived from both products sold and administrative services. Product revenues also include sales of Ingenix syndicated content products.

Consolidated revenues for the three months ended March 31, 2008 of $20.3 billion increased by $1.3 billion, or 7%, over the comparable 2007 period, primarily due to growth in the Health Care Services segment. The revenue growth was primarily due to growth in people served by our Public and Senior Markets (Ovations and AmeriChoice), premium rate increases for medical cost inflation, and the first quarter 2008 acquisitions of Sierra and Fiserv Health, partially offset by a decline in consumers served through Commercial Markets (UnitedHealthcare and Uniprise) risk-based products.

The following is a discussion of consolidated revenues for each of our revenue components.

Premium Revenues. Consolidated premium revenues for the three months ended March 31, 2008 of $18.4 billion increased by $925 million, or 5%, over the comparable 2007 period. The revenue growth was primarily due to growth in people served by our Public and Senior Markets, premium rate increases for medical cost inflation, and the first quarter 2008 acquisition of Sierra, partially offset by a decline in consumers served through Commercial Markets risk-based products.

Premium revenues generated by our Public and Senior Markets businesses increased by $667 million, or 8%, for the quarter as compared to the prior year quarter, to $8.5 billion. The increased revenues were primarily due to more people being served by our Public and Senior Markets through existing products, including our standardized

Medicare Supplement, Medicare Advantage, Special Needs and Medicaid plans. The Commercial Markets businesses generated premium revenues for the three months ended March 31, 2008 of $9.3 billion, an increase of $210 million, or 2%, over the comparable 2007 period. The increase was primarily due to premium rate increases for medical cost inflation and the acquisition of Sierra, offset by a decline in people served through risk-based product offerings. The remaining increase in consolidated premium revenues was primarily due to premium rate increases for medical cost inflation, and an increased number of individuals served by the OptumHealth segment.

Service Revenues. Service revenues for the three months ended March 31, 2008 totaled $1.3 billion, an increase of $157 million, or 14%, over the comparable 2007 period. The increase was driven by an increased number of people served by fee-based product arrangements in Commercial Markets, as compared to the prior first quarter, primarily due to the Fiserv Health acquisition. Also, our Ingenix segment generated strong service revenue growth from pharmaceutical services products and health intelligence products.

Product Revenues. Product revenues for the three months ended March 31, 2008 totaled $363 million, an increase of $166 million, or 84%, over the comparable period of 2007, reflecting strong growth in our Prescription Solutions segment, primarily through our acquisition of Fiserv Health and an increase in mail service drug fulfillment.

Investment and Other Income. Investment and other income for the three months ended March 31, 2008 increased $9 million as compared to the prior year quarter, driven by net capital gains of $53 million in the first quarter of 2008 related to the repositioning of our investment portfolio in response to the interest rate changes and growth in the amount of invested assets, partially offset by decreased investment income related to decreased interest rates. During the prior year quarter, we had negligible net capital activity.

Medical Costs

Medical costs for the quarter ended March 31, 2008 were $15.1 billion, an increase of $704 million, or 5%, over the comparable 2007 period primarily due to medical cost inflation, unusually high influenza costs, the acquisition of Sierra and growth in the Ovations products, partially offset by a decrease in the number of individuals served through Commercial Markets risk-based products.

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio, calculated as medical costs as a percentage of premium revenues. Our consolidated medical care ratio for the three months ended March 31, 2008 of 82.4% decreased 30 basis points from 82.7% in the comparable 2007 period, driven by improved ratios in Medicaid and Medicare Advantage products, offset by increases in medical care ratios in Commercial Markets, Evercare, and Part D prescription drug plans. We experienced costs associated with an unusually high incidence of influenza during the 2008 flu season. The impact of higher flu costs moderated the improved ratios in Medicaid and Medicare Advantage products. Our estimate of commercial medical cost trend for 2008 is an increase of approximately 7.5% plus or minus 50 basis points over 2007. We estimate that premium yield increases will not fully match medical cost trend on a full year basis in 2008.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for the three months ended March 31, 2008 included $200 million of net favorable medical cost development related to prior fiscal years, as compared to $180 million in the same 2007 period.

Operating Costs

The operating cost ratio, calculated as operating costs as a percentage of total revenues, for the three months ended March 31, 2008 was 14.3%, up from 14.0% in the comparable 2007 period, which included the Section 409A charges discussed below. The increase reflected costs for anticipated revenue growth that did not fully materialize, a change in business mix towards fee-based businesses such as Ingenix, and the impact of the recent

Fiserv Health acquisition. Operating costs for the March quarter totaled $2.9 billion, an increase of $233 million, or 9%, over the comparable 2007 period due to cost inflation, increased business volume, and the above-referenced factors impacting the operating cost ratio.

Included in the operating costs for the three months ended March 31, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historical stock option practices. As part of our review of the Company’s historical stock option practices, we determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of our common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards.

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

The first payment of $110 million was made to optionholders in January 2008 for options that vested through December 31, 2007. The second payment of $1 million was made to optionholders in April 2008 for options that vested through March 31, 2008. Aggregate future payments will be $37 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2008 totaled $325 million, an increase of $155 million, or 91%, over the comparable 2007 period, due to increased sales levels at our Prescription Solutions segment, primarily related to acquisitions.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2008 was $225 million, an increase of $34 million from $191 million for the comparable 2007 period. The increase was primarily related to depreciation on higher levels of computer equipment and capitalized software as a result of technology enhancements, as well as additional amortization from finite-lived intangible assets related to business acquisitions.

Interest Expense

Interest expense of $154 million for the quarter increased $38 million from $116 million for the comparable 2007 period. The increase was due to an increase in our debt outstanding, which was partially offset by lower interest rates on our floating rate debt.

Income Taxes

Our effective income tax rate was 36.2% in the March 2008 quarter as compared to 36.8% in the comparable 2007 period, primarily due to state tax matters.

Business Segments

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which now includes our Commercial Markets (UnitedHealthcare and Uniprise) and Public and Senior Markets (Ovations and AmeriChoice) businesses;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in the Ovations business).

Historical financial data for the three months ended March 31, 2007 was revised to reflect our new segment operating and financial reporting structure.

The following is a description of the types of products and services from which each of our business segments derives its revenues:

•

Health Care Services consists of the following businesses: Commercial Markets (UnitedHealthcare and Uniprise) and Public and Senior Markets (Ovations and AmeriChoice) businesses. The results of operations of Commercial Markets, Ovations and AmeriChoice have been combined in the Health Care Services segment because they have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment. These businesses also share significant common assets, including our contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small- and mid-sized employers and individuals nationwide. Uniprise delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (SCHIP) and other government-sponsored health care programs.

•

OptumHealth reflects the rebranding of Specialized Care Services and its individual businesses during the third quarter of 2007. OptumHealth’s customers include health plans, the public sector and employer groups. OptumHealth has a diversified offering of health, financial and ancillary benefit services and products that assist consumers in navigating the health care system and accessing services, support their emotional health, provide ancillary insurance benefits and facilitate the financing of health care services through account-based programs.

•

Ingenix offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical consulting and research services in conjunction with the development of pharmaceutical products on a national and an international basis.

•

Prescription Solutions offers a comprehensive suite of integrated PBM services, including retail network pharmacy management, mail order pharmacy services, specialty pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and compliance and therapy management programs.

Transactions between business segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. All intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each segment using estimates of pro-rata usage. Cash and investments are assigned such that each segment has minimum specified levels of regulatory capital or working capital for non-regulated businesses.

The following summarizes the operating results of our business segments for the three months ended March 31, 2008 as compared to March 31, 2007:

	Three Months Ended March 31,
(in millions)	2008	2007	Percent Change
Revenues
Health Care Services	$19,017	$18,056	5%
OptumHealth	1,304	1,190	10%
Ingenix	362	262	38%
Prescription Solutions	3,206	3,379	(5)%
Eliminations	(3,585)	(3,840)	nm

Consolidated Revenues	$20,304	$19,047	7%

Earnings from Operations
Health Care Services	$1,371	$1,458	(6)%
OptumHealth	197	213	(8)%
Ingenix	47	38	24%
Prescription Solutions	98	49	100%
Corporate	—	(176)	nm

Consolidated Earnings from Operations	$1,713	$1,582	8%

nm	= not meaningful

Health Care Services

The Health Care Services segment, comprised of the Commercial Markets and the Public and Senior Markets businesses, had revenues for the three months ended March 31, 2008 of $19.0 billion, representing an increase of $961 million, or 5%, over the comparable 2007 period. The revenue growth was primarily due to growth in people served by our Public and Senior Markets, premium rate increases for medical cost inflation, and the first quarter 2008 acquisitions of Sierra and Fiserv Health, partially offset by a decline in consumers served through Commercial Markets risk-based products. Commercial Markets revenues for the three months ended March 31, 2008 of $10.4 billion increased over the comparable 2007 period by $311 million, or 3%. The increase was primarily due to premium rate increases, expanded services and the acquisitions of Sierra and Fiserv Health, partially offset by the impact of the decline in people served through risk-based product offerings. Ovations revenues for the March 2008 quarter of $7.5 billion increased over the comparable 2007 period by $424 million, or 6%. The increase was primarily due to an increase in members served with the standardized Medicare Supplement and Medicare Advantage products, gained through both organic growth and the Sierra acquisition, as well as premium rate increases, which were partially offset by a net organic decrease of approximately 565,000 stand-alone Medicare Part D members primarily due to the previously announced reassignment by CMS of certain dual-eligible low income beneficiaries based on annual price bids. AmeriChoice generated revenues of $1.2 billion, an increase of $226 million, or 23%, for the three months ended March 31, 2008, over the comparable 2007 period primarily due to an increase in the number of individuals served by Medicaid plans and premium rate increases.

The Health Care Services segment had earnings from operations of $1.4 billion for the three months ended March 31, 2008, representing a decrease of $87 million, or 6%, from the comparable period of 2007. The decrease was primarily due to a reduction in commercial risk-based business, relatively higher levels of operating expenses and influenza costs, partially offset by premium rate increases, acquisitions, and both the growth in and the improved medical care ratios of certain public and senior products. The UnitedHealthcare medical care ratio increased to 81.5% in the first quarter of 2008 from 81.2% in the prior year first quarter. The increased medical care ratio at UnitedHealthcare was primarily driven by the effects of a competitive pricing environment where achieved price increases, net of customer benefit package changes, did not fully match the rise in medical costs, as well as the relatively higher level of influenza costs experienced during the first quarter of 2008 as compared to the prior year quarter. The Commercial Markets medical care ratio increased to 82.5% in the first quarter of 2008 from 81.8% in the first quarter of 2007. The increase was driven by the same factors as the increase in the UnitedHealthcare ratio, as well as the commencement of The State of New York—Empire Plan Prescription Drug Program. During the first quarter of 2008, the Health Care Services segment experienced unusually high influenza costs of approximately $80 million above normal levels. Health Care Services’ operating margin for the three months ended March 31, 2008 was 7.2%, representing a decrease of 90 basis points from the comparable 2007 period, reflecting changes in product mix and operating expenses that were at a level to support anticipated revenue growth that did not fully materialize.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, as of March 31, 2008 and 2007:

(in thousands)	2008	2007
Commercial Risk-based	10,585	11,050
Commercial Fee-based	16,005	14,695

Total Commercial	26,590	25,745

Medicare Advantage	1,455	1,340
Medicaid	1,880	1,500
Standardized Medicare Supplement	2,450	2,315

Total Public and Senior	5,785	5,155

Total Health Care Services Medical Benefits	32,375	30,900

The number of individuals served with commercial products as of March 31, 2008 increased by 845,000 members, or 3%, over March 31, 2007. The increase was primarily due to acquisitions, which included the addition of 1,315,000 members from Fiserv Health in fee-based products, and the addition of 310,000 risk-based individuals gained through the Sierra acquisition. These additions were partially offset by a net decline in individuals served with commercial products of 780,000, or 3%, from March 31, 2007, primarily due to a decline in individuals served with commercial risk-based products from the PacifiCare businesses and the impact of a competitive commercial risk-based pricing environment. The number of individuals served by Medicare Advantage products as of March 31, 2008 increased by 115,000 members, or 9%, from March 31, 2007 through the addition of 60,000 seniors from our acquisition of Sierra and organic net growth of 55,000 people. Medicaid enrollment grew 380,000 people between the two periods, or 25%, due to strong organic growth, supplemented by the acquisition of 60,000 people from our Sierra acquisition.

OptumHealth

OptumHealth’s revenues for the first quarter of 2008 were $1.3 billion, an increase of $114 million, or 10%, over the comparable 2007 period. The higher revenues were driven by premium rate increases for medical cost inflation and an increased number of consumers served by this segment. OptumHealth provided services to more than 60 million unique consumers as of March 31, 2008, an increase of 2.6 million people year-over-year.

Earnings from operations for the first quarter of 2008 were $197 million, a decrease of $16 million, or 8%, over the comparable 2007 period, primarily due to the decline in risk-based membership at OptumHealth’s largest customer, UnitedHealthcare, as well as the business mix effect from a comparatively increased level of OptumHealth’s slightly lower margin public sector business, and an increased level of operating expenses to support future growth.

Ingenix

Ingenix revenues for the first quarter of 2008 were $362 million, an increase of $100 million, or 38%, over the comparable period of 2007. This improvement was due to strong growth performance from both the pharmaceutical services business and the health intelligence business. Earnings from operations for the quarter were $47 million, up $9 million, or 24%, over the comparable period of 2007. Growth in the comparatively lower margin health care consulting services and large pharmaceutical projects have lowered the operating margin as compared to the same 2007 period.

Prescription Solutions

Prescription Solutions revenues for the first quarter of 2008 were $3.2 billion, including intercompany revenues, a decrease of $173 million, or 5%, over the same 2007 period. The decreased revenues were primarily due to the reduction in the number of people served through Part D prescription drug plans by our Ovations business, which is the largest customer of this segment, and a shift from name brand pharmaceuticals towards generic utilization. Intersegment revenues were eliminated in consolidation and amounted to $2.8 billion and $3.2 billion for the 2008 and 2007 periods, respectively.

Prescription Solutions earnings from operations of $98 million for the first quarter of 2008 increased $49 million, or 100%, from the comparable 2007 period, primarily due to a significant first quarter growth in mail service drug fulfillment, and a continuing favorable mix shift to generic pharmaceuticals.

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

Operating Activities

Net cash flows from operating activities totaled $280 million for the quarter, as compared to $2.6 billion for the three months ended March 31, 2007, a decrease of $2.3 billion, or 89%. The decrease reflected the early receipt of an April 2007 payment of $1.5 billion from CMS, the timing of payments to our external pharmacy benefit fulfillment partner and the timing of federal program receipts and payments, the impact of which are all expected to reverse over the course of 2008. The decrease also reflected a decrease in consumers served through commercial and Part D risk-based arrangements.

Investing Activities

Net cash flows used for investing activities totaled $3.8 billion and $812 million for the three months ended March 31, 2008 and 2007, respectively. For detail on acquisitions, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash flows from financing activities totaled $900 million and net cash flows used for financing activities totaled $37 million for the first quarter of 2008 and 2007, respectively.

Debt Transactions. In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.5% at March 31, 2008.

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

In November 2007, we issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We completed the exchange in February 2008.

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to the LIBOR and had an interest rate of 2.8% and 5.1% at March 31, 2008 and December 31, 2007, respectively. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We completed the exchange in February 2008.

Derivative Instruments and Hedging Activities. To more closely align interest costs with floating interest rates received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $6.8 billion and $5.6 billion as of March 31, 2008 and December 31, 2007, respectively. The variable rates are benchmarked to the LIBOR. As of March 31, 2008 and December 31, 2007, the aggregate asset, recorded at fair value, for all existing interest rate swaps was approximately $347 million and $151 million, respectively. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. Since these amounts completely offset, there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. As of December 31, 2007, the fair value of the interest rate swaps of $151 million was classified with debt in our Condensed Consolidated Balance Sheets. As of March 31, 2008, the total fair value of the interest rate swaps of $347 million was classified in assets, with $3 million in Other Current Assets and $344 million in Other Assets in our Condensed Consolidated Balance Sheets. At March 31, 2008, the rates on these instruments ranged from 2.2% to 4.6%.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2008, we repurchased 31.0 million shares, which were settled for cash on or before March 31, 2008 at an average price of approximately $48 per share and an aggregate cost of approximately $1.5 billion. During the three months ended March 31, 2007, we repurchased 16.5 million shares which were settled for cash on or before March 31, 2007 at an average price of approximately $55 per share and an aggregate cost of approximately $903 million. As of March 31, 2008, we had Board of Directors’ authorization to purchase up to an additional 143.6 million shares of our common stock. Our program is discretionary and we are under no obligation to repurchase shares. We expect to repurchase up to approximately $4 billion of our common stock during 2008.

Capital Resources

As of March 31, 2008 and December 31, 2007, we had commercial paper and debt outstanding of approximately $13.2 billion and $11.0 billion, respectively. Our debt-to-total-capital ratio was 40.1% and 35.4% as of March 31, 2008 and December 31, 2007, respectively. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. We believe that our strategies and actions toward maintaining financial flexibility mitigate much of this risk. However, a significant downgrade in our credit ratings or conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital.

Cash and Investments. We maintained a strong liquidity position, with cash and investments of $20.4 billion at March 31, 2008. Total cash and investments decreased by $1.9 billion since December 31, 2007, primarily due to acquisition funding, company share repurchases and funds paid to Centers for Medicare & Medicaid Services (CMS) under the Medicare Part D program, partially offset by operating cash flows, net issuance of debt, and proceeds received from common stock issuances related to exercises of share-based awards.

As further described under “— Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At March 31, 2008, approximately $237 million of our $20.4 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and common stock repurchases.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unlimited amount of debt securities.

Credit Ratings. Currently, S&P rates our senior debt as “A-” and our commercial paper as “A-2,” with a recently revised outlook from stable to negative. Fitch rates our senior debt as “A-” and our commercial paper “F-1,” with a recently revised outlook from stable to negative. Moody’s rates our senior debt as “Baa1” and our commercial paper as “P-2,” with a stable outlook.

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of March 31, 2008. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Bank Credit Facilities. In November 2007, we entered into a $1.5 billion 364-day revolving credit facility in order to expand our access to liquidity. The credit facility supports our commercial paper program and is available for general working capital purposes. As of March 31, 2008, we had no amounts outstanding under this bank credit facility.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased the credit facility to $2.6 billion and extended the maturity date to May 2012. As of March 31, 2008, we had no amounts outstanding under this credit facility.

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

In 2008, based on 2007 statutory net income and statutory capital and surplus levels, the maximum amounts of dividends which could be paid without prior regulatory approval are approximately $3.0 billion, of which our regulated subsidiaries have paid their parent companies dividends of $461 million through March 31, 2008. In 2007, the maximum amounts of dividends which could be paid without prior regulatory approval was approximately $2.5 billion. Approximately $2.9 billion was paid to their parent companies, including approximately $400 million of special dividends approved by state insurance regulators.

Contractual Obligations, Off-Balance Sheet Arrangements and Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments as of December 31, 2007 was disclosed in our 2007 Annual Report on Form 10-K filed with the SEC. During the three months ended March 31, 2008, there were no significant changes to the amounts of these obligations other than those items disclosed under the “— Liquidity, Financial Condition and Capital Resource” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with CMS. We contract with CMS on an annual basis. Under Medicare Part

D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, 67% insurance coverage by the Company up to an initial coverage limit of $2,510 of annual drug costs, no insurance coverage between $2,510 and $5,726 (except the member gets the benefit of the Company’s significant drug discounts), and catastrophic coverage for annual drug costs in excess of $5,726 covered approximately 80% by CMS, 15% by the Company and 5% by the member up to an annual out-of-pocket maximum of $4,050.

The Company’s contract with CMS includes risk-sharing provisions, wherein CMS retains approximately 50% to 80% of the losses or profits outside a pre-defined risk corridor. The risk-sharing provisions take effect if actual pharmacy benefit costs are more than 5% above or below expected cost levels as submitted by the Company in its initial contract application. During the prior plan year, the risk-share provisions took effect if actual costs were more than 2.5% above or below the level originally estimated. This change resulted in an increase in the amount of losses or profits that we may realize from the 2008 contract as the amount of risk retained by CMS has diminished. Contracts are generally non-cancelable by enrollees; however, enrollees may change plans during an annual enrollment period each year.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,510, the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726 (at the Company’s discounted purchase price). Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

Total premium revenues from CMS related to the Medicare Part D program and all other Medicare-related programs were approximately 25% and 24% of our total consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products (the Program). Under the Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the Program were approximately $1.4 billion and $1.3 billion for the three months ended March 31, 2008 and 2007, respectively.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the Rate Stabilization Fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 of Notes to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. We believe the RSF balance is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

Under separate trademark license agreements with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans and Medicare Advantage plans. We pay AARP a license fee for the use of the trademark and member data and assume all operational and underwriting risks.

Critical Accounting Estimates

Critical accounting estimates are those estimates that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions. The following provides a summary of our estimation procedures surrounding medical costs. For a detailed description of all our critical accounting estimates, see the Critical Accounting Estimates section of the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of March 31, 2008:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable (1)
(in millions)
(0.75)%	$140
(0.50)%	$93
(0.25)%	$46
0.25%	$(46)
0.50%	$(93)
0.75%	$(140)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of March 31, 2008:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable (2)
(in millions)
3%	$267
2%	$178
1%	$89
(1)%	$(89)
(2)%	$(178)
(3)%	$(267)

(1)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in completion factors used in developing medical cost payable estimates for older periods, generally periods prior to the most recent three months.
(2)	Reflects estimated potential changes in medical costs and medical costs payable caused by changes in medical costs PMPM trend data used in developing medical cost payable estimates for the most recent three months.

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

	Favorable Development	Increase (Decrease) to Medical Costs (a)		Medical Costs			Earnings from Operations
(in millions)				As Reported	As Adjusted (b)		As Reported	As Adjusted (b)
2005	$400	$(30)		$33,669	$33,639		$5,080	$5,110
2006	$430	$10		$53,308	$53,318		$6,984	$6,974
2007	$420	$220	(c)	$55,435	$55,655	(c)	$7,849	$7,629	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	For the three months ended March 31, 2008, the Company recorded net favorable development of $200 million pertaining to 2007 and prior periods. The amount of prior period development in 2008 pertaining to all prior periods will likely change as our December 31, 2007 medical costs payable estimate continues to develop throughout 2008.

Our estimate of medical costs payable represents management’s best estimate of the Company’s liability for unpaid medical costs as of March 31, 2008, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of March 31, 2008; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our March 31, 2008 estimates of medical costs payable and actual medical costs payable, excluding the AARP business, first quarter 2008 earnings from operations would increase or decrease by $74 million and diluted net earnings per common share would increase or decrease by $0.04 per share.

Inflation

The current national health care cost inflation rate significantly exceeds the general inflation rate. We use various strategies to lessen the effects of health care cost inflation. These include setting commercial premiums based on anticipated health care costs, coordinating care with physicians and other health care professionals and rate discounts from physicians and other health care professionals. Through contracts with physicians and other health care professionals, we emphasize preventive health care, appropriate use of health care services consistent with clinical performance standards, education and closing gaps in care.

We believe our strategies to mitigate the impact of health care cost inflation on our operating results have been and will continue to be successful. However, other factors including competitive pressures, new health care and pharmaceutical product introductions, demands from physicians and other health care professionals and consumers, major epidemics, and applicable regulations may affect our ability to control the impact of health care cost inflation. Because of the narrow operating margins of our risk-based products, changes in medical cost trends that were not anticipated in establishing premium rates can create significant changes in our financial results.

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of

March 31, 2008, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. As of March 31, 2008, there were no other significant concentrations of credit risk.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “will” and similar expressions, identify forward-looking statements, which generally are not historical in nature. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These statements may contain information about financial prospects, economic conditions, trends and uncertainties and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

Some factors that could cause results to differ materially from the forward-looking statements include: the potential consequences of the findings announced on October 15, 2006 of the investigation by an Independent Committee of directors of our historical stock option practices; the consequences of the restatement of our previous financial statements, related governmental reviews, including a formal investigation by the SEC, and review by the IRS, U.S. Congressional committees, U.S. Attorney for the Southern District of New York and Minnesota Attorney General, a related review by the Special Litigation Committee of the Company, and related shareholder derivative actions, including whether court approval of the settlement agreements between the Company and certain named defendants and the dismissal of the derivative claims against all named defendants is obtained, shareholder demands and purported securities and Employee Retirement Income Security Act class actions, the resolution of matters currently subject to an injunction issued by the United States District Court for the District of Minnesota, a purported notice of acceleration with respect to certain of the Company’s debt securities based upon an alleged event of default under the indenture governing such securities, and recent management and director changes, and the potential impact of each of these matters on our business, credit ratings and debt; increases in health care costs that are higher than we anticipated in establishing our premium rates, including increased consumption of or costs of medical services; heightened competition as a result of new entrants into our market, and consolidation of health care companies and suppliers; events that may negatively affect our contracts with AARP; uncertainties regarding changes in Medicare, including coordination of information systems and accuracy of certain assumptions; funding risks with respect to revenues received from Medicare and Medicaid programs; failure to achieve business growth targets, including membership and enrollment; increases in costs and other liabilities associated with increased litigation, legislative activity and government regulation and review of our industry; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; regulatory and other risks associated with the pharmacy benefits management industry; failure to maintain effective and efficient information systems, which could result in the loss of existing customers, difficulties in attracting new customers, difficulties in determining medical costs estimates and appropriate pricing, customer and physician and health care professional disputes, regulatory violations, increases in operating costs, or other adverse consequences; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; potential noncompliance by our business associates with patient privacy data; misappropriation of our proprietary technology; failure to complete or receive anticipated benefits of acquisitions; change in debt to total capital ratio that is lower or higher than we anticipated; and the potential consequences of the New York Attorney General’s investigation into our provider reimbursement practices.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this report and in our other periodic and current filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the fair value of a financial instrument caused by changes in interest rates or equity prices. The Company’s primary market risk is exposure to changes in interest rates that could impact the fair value of our investments and long-term debt.

Approximately $13.7 billion of our investments at March 31, 2008 were debt securities. Assuming a hypothetical and immediate 1% increase or decrease in interest rates applicable to our fixed-income investment portfolio at March 31, 2008, the fair value of our fixed-income investments would decrease or increase by approximately $475 million. We manage our investment portfolio to limit our exposure to any one issuer or industry and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, and corporate debt obligations that are investment grade.

To mitigate the financial impact of changes in interest rates, we have entered into interest rate swap agreements to more closely match the interest rates of our long-term debt with those of our cash equivalents and short-term investments. Including the impact of our interest rate swap agreements, approximately $9.3 billion of our commercial paper and debt had variable rates of interest and $3.9 billion had fixed rates as of March 31, 2008. A hypothetical 1% increase or decrease in interest rates would change the fair value of our debt by approximately $260 million.

At March 31, 2008, we had $436 million of equity investments, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity portfolio.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is included in Note 15 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2007 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2007 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

First Quarter 2008

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be purchased under the Plans or Programs
January 31, 2008	8,251,135	(2)	$54.87	8,250,000	163,660,000
February 29, 2008	8,537,211	(3)	$48.05	8,534,821	155,125,179
March 31, 2008	11,544,790	(4)	$38.58	11,544,790	143,580,389

TOTAL	28,333,136		$46.18	28,329,611

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On October 30, 2007, our Board of Directors renewed and increased the Company’s common share repurchase program, under which up to 210 million shares of our common stock may now be repurchased. There is no established expiration date for the program.
(2)	Represents 8,250,000 shares of our common stock repurchased during the period, and 1,135 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate(s), to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(3)	Represents 8,534,821 shares of our common stock repurchased during the period, and 2,390 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate(s), to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(4)	Represents the total number of shares of our common stock repurchased during the period, of which 11,183,790 of these shares were settled for cash on or before March 31, 2008.

Item 6.	Exhibits*

The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.2	Employment agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: May 2, 2008

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: May 2, 2008

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: May 2, 2008

EXHIBITS*

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.2	Employment agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.