Form 10-Q
period 2008-06-30
UNITEDHEALTH GROUP INC
filed 2008-08-07
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, there were 1,217,648,185 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$5,273	$8,865
Short-Term Investments	816	754
Accounts Receivable, net	2,350	1,574
Assets Under Management	2,095	2,210
Deferred Income Taxes	380	386
Other Current Assets	2,341	1,755

Total Current Assets	13,255	15,544
Long-Term Investments	13,700	12,667
Property, Equipment and Capitalized Software, net	2,257	2,121
Goodwill	20,063	16,854
Other Intangible Assets, net	2,482	1,737
Other Assets	2,411	1,976

TOTAL ASSETS	$54,168	$50,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,860	$8,331
Accounts Payable and Accrued Liabilities	4,418	3,654
Other Policy Liabilities	3,370	3,207
Commercial Paper and Current Maturities of Long-Term Debt	1,929	1,946
Unearned Premiums	1,410	1,354

Total Current Liabilities	19,987	18,492
Long-Term Debt, less current maturities	11,222	9,063
Future Policy Benefits for Life and Annuity Contracts	1,860	1,849
Deferred Income Taxes and Other Liabilities	1,695	1,432

Total Liabilities	34,764	30,836

Commitments and Contingencies (Note 15)
Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,210 and 1,253 issued and outstanding	12	13
Additional Paid-In Capital	—	1,023
Retained Earnings	19,427	18,929
Accumulated Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Investments, net of tax effects	(35)	98

Total Shareholders’ Equity	19,404	20,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,168	$50,899

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2008	2007	2008	2007
REVENUES
Premiums	$18,344	$17,369	$36,733	$34,833
Services	1,297	1,136	2,570	2,252
Products	391	202	754	399
Investment and Other Income	240	293	519	563

Total Revenues	20,272	19,000	40,576	38,047

OPERATING COSTS
Medical Costs	15,257	13,944	30,401	28,384
Operating Costs	3,746	2,605	6,643	5,269
Cost of Products Sold	353	181	678	351
Depreciation and Amortization	243	196	468	387

Total Operating Costs	19,599	16,926	38,190	34,391

EARNINGS FROM OPERATIONS	673	2,074	2,386	3,656
Interest Expense	(164)	(133)	(318)	(249)

EARNINGS BEFORE INCOME TAXES	509	1,941	2,068	3,407
Provision for Income Taxes	(172)	(713)	(737)	(1,252)

NET EARNINGS	$337	$1,228	$1,331	$2,155

BASIC NET EARNINGS PER COMMON SHARE	$0.28	$0.93	$1.08	$1.61

DILUTED NET EARNINGS PER COMMON SHARE	$0.27	$0.89	$1.05	$1.55

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,216	1,326	1,229	1,335
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	29	51	33	54

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,245	1,377	1,262	1,389

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2008	2007
OPERATING ACTIVITIES
Net Earnings	$1,331	$2,155
Noncash Items:
Depreciation and Amortization	468	387
Deferred Income Taxes and Other	(245)	(270)
Share-Based Compensation	147	350
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Current Assets	(1,175)	(757)
Medical Costs Payable	152	290
Accounts Payable and Other Accrued Liabilities	288	598
Unearned Premiums	(86)	1,538

Cash Flows From Operating Activities	880	4,291

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	(3,897)	(143)
Cash Received from Disposition	185	—
Purchases of Property, Equipment and Capitalized Software	(415)	(463)
Purchases of Investments	(6,555)	(2,580)
Maturities and Sales of Investments	5,612	1,311

Cash Flows Used For Investing Activities	(5,070)	(1,875)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(419)	(112)
Proceeds from Issuance of Long-Term Debt	2,981	1,489
Payments for Retirement of Long-Term Debt	(500)	(402)
Common Stock Repurchases	(2,052)	(2,380)
Proceeds from Common Stock Issuances	94	364
Share-Based Compensation Excess Tax Benefits	14	196
Customer Funds Administered	650	1,190
Dividends Paid	(37)	(40)
Other	(133)	(9)

Cash Flows From Financing Activities	598	296

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,592)	2,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,865	10,320

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,273	$13,032

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (referred to herein as the “Company”) and reflect normal recurring adjustments needed to present the financial results for these interim periods fairly. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with the rules and regulations of the Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Read together with the disclosures below, the Company believes the interim financial statements are presented fairly. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

Use of Estimates

These Condensed Consolidated Financial Statements include certain amounts that are based on the Company’s best estimates and judgments. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The Company’s most significant estimates relate to medical costs, medical costs payable, revenues, intangible asset valuations, asset impairments, investment valuation and contingent liabilities. The Company adjusts these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Recent Accounting Standards

Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted FAS 159 as of January 1, 2008 and elected the fair value option for the AARP Assets Under Management on the Condensed Consolidated Balance Sheet at that date. The impact of adoption of FAS 159 was not material to the Company. For a discussion of the instruments for which the fair value option was applied, see Note 11 of Notes to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities for one year, except those that are recognized or disclosed in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2. Refer to Note 10 of Notes to the Condensed Consolidated Financial Statements for additional discussion. FAS 157 is effective for financial assets and liabilities recognized or disclosed in the Company’s Condensed Consolidated Financial Statements. The deferred provisions of FAS 157 will be effective in 2009. The Company is currently evaluating the impact, if any, of the deferred provisions of FAS 157 on its fiscal year 2009 Consolidated Financial Statements.

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is expected to expand the Company’s disclosures concerning derivative instruments upon adoption, including its interest rate swaps, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. The Company is currently evaluating the impact of FAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for the Company’s fiscal year 2009 and must be applied prospectively. The Company does not expect the adoption of FAS 160 will have a material impact on its Consolidated Financial Statements.

2.    Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, the Company began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with the Centers for Medicare and Medicaid Services (CMS). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

•	CMS Premium — CMS pays a fixed monthly premium per member to the Company for the entire plan year.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Member Premium — Additionally, certain members pay a fixed monthly premium to the Company for the entire plan year.

•	Low-Income Premium Subsidy — For qualifying low-income members, CMS pays some or all of the member’s monthly premiums to the Company on the member’s behalf.

•

Catastrophic Reinsurance Subsidy — CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum of $4,050 and $3,850 for the plan years beginning January 1, 2008 and 2007, respectively. A settlement is made with CMS based on actual cost experience, subsequent to the end of the plan year.

•

Low-Income Member Cost Sharing Subsidy — For qualifying low-income members, CMS pays on the member’s behalf some or all of a member’s cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS, and a settlement payment is made between CMS and the Company based on actual claims and premium experience, subsequent to the end of the plan year.

•

CMS Risk-Share — Effective January 1, 2008, if the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 5% above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk-share settlement with CMS subsequent to the end of the plan year. During the prior plan year, the risk-share provisions took effect if actual costs were more than 2.5% above or below the level originally submitted. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and other current assets or liabilities.

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company’s insurance risk coverage under the Medicare Part D program and therefore are recorded as Premium Revenues in the Condensed Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. The Company records premium payments received in advance of the applicable service period in Unearned Premiums in the Condensed Consolidated Balance Sheets.

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits within Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing activities in the Condensed Consolidated Statements of Cash Flows. At June 30, 2008, the amounts on deposit for these subsidies were as follows:

(in millions)	Balance at June 30, 2008
2008 Contract Year	$418
Prior Contract Years	386

Total Amounts on Deposit for the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy	$804

At December 31, 2007, there were amounts on deposit for the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy of approximately $450 million recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,510, the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726. Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year, the Company records a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

The net risk-share receivable (payable) from CMS through June 30, 2008 for the 2008 and prior contract years was as follows:

(in millions)	Balance at June 30, 2008
2008 Contract Year	$502
Prior Contract Years	(171)

Net Risk-Share Receivable	$331

The final risk-share amount is expected to be settled approximately nine months after the contract year-end, and is subject to the reconciliation process with CMS. The net risk-share receivable from CMS of approximately $331 million was recorded in Other Current Assets in the Condensed Consolidated Balance Sheets at June 30, 2008. At December 31, 2007, there was a net risk-share payable of approximately $280 million recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

3.    Acquisitions

On May 30, 2008, the Company acquired all the outstanding shares of Unison Health Plans (Unison) for approximately $930 million in cash. Unison provides government-sponsored health plan coverage to people in Pennsylvania, Ohio, Tennessee, Delaware, South Carolina and Washington, D.C. through a network of independent health care professionals. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by approximately $820 million, of which $89 million has been allocated to finite-lived intangible assets and $731 million to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademark, customer-related and provider network intangibles with estimated weighted-average useful lives of 20, 6, and 20 years, respectively. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Unison have been included in the Company’s consolidated results and the results of the Health Care Services segment since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 25, 2008, the Company acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by approximately $2.5 billion, of which the Company has allocated $528 million to finite-lived intangible assets and approximately $2.0 billion to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of a provider network, trademarks and customer-related intangibles with estimated weighted-average useful lives of 15, 20, and 14 years, respectively. The acquired goodwill is not deductible for income tax purposes. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of the Company’s individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 28,000 members. The divestiture was completed on April 30, 2008. The Company received proceeds of $185 million for this transaction which were recorded as a reduction to Operating Costs. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, the Company retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth and Prescription Solutions segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

On January 10, 2008, the Company acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for approximately $740 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and pharmacy benefit management (PBM) services. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by approximately $754 million, of which $253 million was allocated to finite-lived intangible assets and $501 million to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademarks and customer-related intangibles with estimated weighted-average useful lives of 3 and 12 years, respectively. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of Fiserv Health have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth, Ingenix and Prescription Solutions segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

For the six months ended June 30, 2008, aggregate consideration paid, net of cash assumed, for smaller acquisitions was $41 million. These acquisitions were not material to the Company’s Condensed Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Cash, Cash Equivalents and Investments

At June 30, 2008 and December 31, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Cash and Cash Equivalents	$5,273	$—	$—	$5,273
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,498	19	(33)	3,484
State and Municipal obligations	6,594	38	(53)	6,579
Corporate obligations	3,704	16	(66)	3,654

Total Debt Securities — Available for Sale	13,796	73	(152)	13,717

Equity Securities — Available for Sale	551	27	(1)	577
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	140	—	—	140
State and Municipal obligations	2	—	—	2
Corporate obligations	80	—	—	80

Total Debt Securities — Held to Maturity	222	—	—	222

Total Cash and Investments	$19,842	$100	$(153)	$19,789

December 31, 2007
Cash and Cash Equivalents	$8,865	$—	$—	$8,865
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	3,915	73	(2)	3,986
State and Municipal obligations	5,503	62	(7)	5,558
Corporate obligations	3,291	27	(17)	3,301

Total Debt Securities — Available for Sale	12,709	162	(26)	12,845

Equity Securities — Available for Sale	364	20	(1)	383
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	118	—	—	118
State and Municipal obligations	1	—	—	1
Corporate obligations	74	—	—	74

Total Debt Securities — Held to Maturity	193	—	—	193

Total Cash and Investments	$22,131	$182	$(27)	$22,286

During the three and six months ended June 30, 2008 and 2007, the Company recorded realized gains and losses on the sale of investments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Gross Realized Gains	$56	$30	$118	$32
Gross Realized Losses	(6)	(5)	(15)	(8)

Net Realized Gains	$50	$25	$103	$24

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the realized losses above are impairment charges of $1 million and $6 million for the three and six months ended June 30, 2008, respectively. Impairment charges were not significant for both the three and six months ended June 30, 2007.

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2008 and 2007 were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2006	$14,266	$1,073	$807	$676	$16,822
Acquisitions and Subsequent Payments /Adjustments	(29)	3	115	1	90

Balance at June 30, 2007	$14,237	$1,076	$922	$677	$16,912

Balance at December 31, 2007	$14,139	$1,080	$958	$677	$16,854
Acquisitions and Subsequent Payments /Adjustments	2,689	48	55	417	3,209

Balance at June 30, 2008	$16,828	$1,128	$1,013	$1,094	$20,063

The gross carrying value, accumulated amortization and net carrying value of other intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008			December 31, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	$2,656	$(480)	$2,176	$1,879	$(394)	$1,485
Patents, Trademarks and Technology	373	(147)	226	302	(121)	181
Other	123	(43)	80	109	(38)	71

Total	$3,152	$(670)	$2,482	$2,290	$(553)	$1,737

For detail on acquisitions, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Amortization expense relating to intangible assets was $64 million and $122 million for the three and six months ended June 30, 2008, respectively, and $45 million and $97 million for the three and six months ended June 30, 2007, respectively.

Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:

(in millions)	Estimated Amortization Expense
2008	$246
2009	237
2010	227
2011	222
2012	220

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified. For example, in every reporting period the Company’s operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

For the three months ended June 30, 2008, there was no net medical cost development related to prior fiscal years or related to the first quarter of 2008. Medical costs for the three months ended June 30, 2007 included approximately $100 million in net favorable medical cost development related to prior fiscal years and approximately $10 million of net favorable medical cost development related to the first quarter of 2007. For the six months ended June 30, 2008 and 2007, medical costs included approximately $200 million and $280 million, respectively, of net favorable medical cost development related to prior fiscal years.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008				December 31, 2007
(in millions)	Carrying Value (a)		Fair Value (b)		Carrying Value (a)	Fair Value (b)
Commercial Paper	$1,028		$1,028		$1,445	$1,445
$500 million par, 3.3% Senior Unsecured Notes due January 2008	—		—		499	500
$250 million par, 3.8% Senior Unsecured Notes due February 2009	251		248		250	251
$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	650		644		654	652
$450 million par, 4.1% Senior Unsecured Notes due August 2009	453		446		453	447
$500 million par, Senior Unsecured Floating-Rate Notes due June 2010	500		482		500	497
$250 million par, 5.1% Senior Unsecured Notes due November 2010	253		248		253	252
$250 million par, Senior Unsecured Floating-Rate Notes due February 2011	250		250		—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	774		747		775	764
$450 million par, 5.5% Senior Unsecured Notes due November 2012	455		442		456	457
$550 million par, 4.9% Senior Unsecured Notes due February 2013	530		532		—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	452		432		454	447
$250 million par, 4.8% Senior Unsecured Notes due February 2014	252		232		253	241
$500 million par, 5.0% Senior Unsecured Notes due August 2014	506		472		511	487
$500 million par, 4.9% Senior Unsecured Notes due March 2015	504		461		511	478
$750 million par, 5.4% Senior Unsecured Notes due March 2016	773		705		774	732
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95		88		95	90
$500 million par, 6.0% Senior Unsecured Notes due June 2017	535		487		536	502
$250 million par, 6.0% Senior Unsecured Notes due November 2017	254		242		254	252
$1,100 million par, 6.0% Senior Unsecured Notes due February 2018	1,053		1,064		—	—
$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	516		525		503	426
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844		704		844	767
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495		456		495	496
$650 million par, 6.6% Senior Unsecured Notes due November 2037	645		599		645	652
$1,100 million par, 6.9% Senior Unsecured Notes due February 2038	1,083		1,041		—	—
Interest Rate Swaps	(c	)	(c	)	(151)	(151)

Total Commercial Paper and Long-Term Debt	13,151		12,575		11,009	10,684
Less Current Maturities	(1,929)		(1,920)		(1,946)	(1,947)

Long-Term Debt, less current maturities	$11,222		$10,655		$9,063	$8,737

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge method of accounting described below.
(b)	See Note 10 of Notes to the Condensed Consolidated Financial Statements for details on fair value measurement.
(c)	At December 31, 2007, the fair value of the interest rate swaps was classified within debt in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2008, the fair value of the interest rate swaps asset was $70 million with $1 million classified in Other Current Assets and $69 million classified in Other Assets. In addition, the Company had $5 million of interest rate swaps classified in Other Liabilities in the Company’s Condensed Consolidated Balance Sheets.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days. At June 30, 2008, the Company’s outstanding commercial paper had interest rates ranging from 2.9% to 3.2%.

In February 2008, the Company issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.1% at June 30, 2008.

In November 2007, the Company issued $500 million of zero coupon notes due November 2022. These zero coupon notes are original issue discount notes with an aggregate principal amount due at maturity of $1.1 billion and an accretion yield of 5.3%. These notes have a put feature that allows a note holder to require the Company to repurchase the notes at the accreted value at certain annual dates in the future, beginning on November 15, 2010.

In November 2007, the Company entered into a $1.5 billion 364-day revolving bank credit facility in order to expand its access to liquidity. This credit facility supports the Company’s commercial paper program and is available for general working capital purposes. At June 30, 2008, the Company had no amounts outstanding under this credit facility.

In November 2007, the Company issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In January 2008, the Company commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. The Company completed the exchange in February 2008.

In June 2007, the Company issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to the LIBOR and had an interest rate of 3.0% and 5.1% at June 30, 2008 and December 31, 2007, respectively. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, the Company commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. The Company completed the exchange in February 2008.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility supporting its commercial paper program. The Company increased this credit facility to $2.6 billion and extended the maturity date to May 2012. At June 30, 2008, the Company had no amounts outstanding under this credit facility.

The Company’s debt arrangements and credit facilities contain various covenants, the most restrictive of which require the Company to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. The Company was in compliance with the requirements of all debt covenants as of June 30, 2008. On August 28, 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

To more closely align interest expense with interest rates received on the Company’s cash equivalent and investment balances, the Company has entered into interest rate swap agreements to convert the majority of its interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $6.8 billion and $5.6 billion at June 30, 2008 and December 31, 2007, respectively. The variable rates are benchmarked to LIBOR. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under FAS 133, whereby the hedges are reported in the Company’s Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. Since these amounts completely offset, there have been no net gains or losses recognized in the Company’s Condensed Consolidated Statements of Operations. At June 30, 2008, the fair value of the interest rate swaps asset was $70 million with $1 million classified in Other Current Assets and $69 million classified in Other Assets. In addition, the Company had $5 million of interest rate swaps classified in Other Liabilities in its Condensed Consolidated Balance Sheets. At December 31, 2007, the entire fair value of the interest rate swaps of $151 million was in an asset position and classified within debt in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2008, the rates on these instruments ranged from 2.6% to 4.3%.

8.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a common share repurchase program (the Repurchase Program). The objectives of the Repurchase Program are to optimize its capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2008, the Company repurchased 48 million shares, which were settled on or before June 30, 2008 at an average price of approximately $43 per share and an aggregate cost of approximately $2.1 billion. At June 30, 2008, the Company had Board of Directors’ authorization to purchase up to an additional 126.3 million shares of its common stock.

9.    Share-Based Compensation

As of June 30, 2008, the Company had approximately 53.9 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 20.2 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s existing share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three and six months ended June 30, 2008 is summarized in the table below:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at Beginning of Period	158,158	$34	160,653	$34
Granted	13,831	34	14,342	34
Exercised	(1,152)	19	(2,990)	19
Forfeited	(2,131)	48	(3,299)	49

Outstanding at End of Period	168,706	$34	168,706	$34

Exercisable at End of Period	118,431	$29	118,431	$29

At June 30, 2008, outstanding stock options and SARs had an aggregate intrinsic value of $716 million, and a weighted-average remaining contractual life of 5.4 years. At June 30, 2008, exercisable stock options and SARs had an aggregate intrinsic value of $716 million, and a weighted-average remaining contractual life of 4.1 years.

To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award grant is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of the Company’s employee stock option and SAR grants, the Company uses a binomial model. The principal assumptions the Company used in applying the option-pricing models were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk Free Interest Rate	1.8% – 4.1%	4.8% – 5.0%	1.8% – 4.1%	4.8% – 5.2%
Expected Volatility	28.9%	23.9%	28.7%	23.4%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.3	4.1	4.3	4.1

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on a blend of the implied volatilities from traded options on the Company’s common stock and the historical volatility of the Company’s common stock. The Company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average fair value of stock options and SARs granted in the three and six months ended June 30, 2008 was $9 per share. The weighted-average fair value of stock options and SARs granted in the three and six months ended June 30, 2007 was $14 per share. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2008 was $17 million and $78 million, respectively. The total intrinsic value of options and SARs exercised during the three and six months ended June 30, 2007 was $388 million and $659 million, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is determined based upon the fair value of each award on the date of grant. Restricted share activity for the three and six months ended June 30, 2008 is summarized in the table below:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at Beginning of Period	995	$55	738	$59
Granted	5,583	34	5,920	35
Vested	(17)	54	(97)	41
Forfeited	(2)	61	(2)	61

Outstanding at End of Period	6,559	$48	6,559	$48

The total fair value of restricted shares vested during the three and six months ended June 30, 2008 was $0.9 million and $4.0 million, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2007 was $0.1 million and $3.1 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation cost for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and six months ended June 30, 2008, the Company recognized compensation expense related to its share-based compensation plans of $75 million ($50 million net of tax effects) and $147 million ($98 million net of tax effects), respectively. For the three and six months ended June 30, 2007, the Company recognized compensation expense of $90 million ($60 million net of tax effects) and $350 million ($227 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in the Company’s Condensed Consolidated Statements of Operations. At June 30, 2008, there was $679 million of total unrecognized compensation cost related to share-based awards that is expected to be recognized over a weighted-average period of approximately 1.6 years.

For the three and six months ended June 30, 2008, the income tax benefit realized from share-based awards was $5 million and $27 million, respectively. For the three and six months ended June 30, 2007, the income tax benefit realized from share-based awards was $142 million and $242 million, respectively.

Included in the share-based compensation expense for the six months ended June 30, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to the Company’s historical stock option practices. As part of its review of the Company’s historical stock option practices, the Company determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of the Company’s common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards. The first payment of $110 million was made to optionholders in January 2008 for options that vested through December 31, 2007. The second payment of $1 million was made to optionholders in April 2008 for options that vested through March 31, 2008. The third payment of $4 million was made in July 2008 for options that vested through June 30, 2008. Aggregate future payments will be $30 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

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

10.    Fair Value Measurements

The Company adopted FAS 157, subject to the deferral provisions of FSP 157-2 as discussed in Note 1, as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

Level 1 — Quoted (unadjusted) prices for identical assets or liabilities in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g. interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table presents information about the fair value of the Company’s financial assets and liabilities, excluding AARP, at June 30, 2008, according to the valuation techniques the Company used to determine their fair values. See Note 11 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2008
Assets
Cash and Cash Equivalents	$4,014	$1,259	$—	$5,273
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	977	2,507	—	3,484
State and Municipal obligations	—	6,561	18	6,579
Corporate obligations	10	3,565	79	3,654

Total Debt Securities — Available for Sale	987	12,633	97	13,717

Equity Securities — Available for Sale	228	31	318	577
Debt Securities — Held to Maturity:
U.S. Government and Agency obligations	133	7	—	140
State and Municipal obligations	—	2	—	2
Corporate obligations	74	6	—	80

Total Debt Securities — Held to Maturity	207	15	—	222

Total Cash and Investments at Fair Value	5,436	13,938	415	19,789

Interest Rate Swaps	—	70	—	70

Total Assets at Fair Value	$5,436	$14,008	$415	$19,859

Liabilities
Commercial Paper	$—	$1,028	$—	$1,028
Senior Unsecured Notes	—	11,547	—	11,547

Total Debt at Fair Value	—	12,575	—	12,575
Interest Rate Swaps	—	5	—	5

Total Liabilities at Fair Value	$—	$12,580	$—	$12,580

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.

Debt Securities. The estimated fair values of debt securities held as available-for-sale and held-to-maturity are based on prices obtained from a third-party information vendor. The third party uses quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Level 3 activity for the six months ended June 30, 2008 included net investment purchases of $207 million, transfers into Level 3 of $199 million and unrealized gains of $10 million. Also included were realized losses of $1 million which were included in Investment and Other Income in the Condensed Consolidated Statements of Operations.

11.    AARP

The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the Program), and separate Medicare Advantage and Medicare Part D arrangements. The products and services under the Program include supplemental Medicare benefits (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products.

On October 3, 2007, the Company entered into four agreements with AARP, effective January 1, 2008, that amended its existing AARP arrangements. These agreements extended the Company’s arrangements with AARP on the Program to December 31, 2017, extended the Company’s arrangement with AARP on the Medicare Part D business to December 31, 2014, and gave the Company an exclusive right to use the AARP brand on the Company’s Medicare Advantage offerings until December 31, 2014, subject to certain limited exclusions.

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were $1.4 billion and $2.8 billion for the three and six months ended June 30, 2008, respectively, and $1.3 billion and $2.7 billion for the three and six months ended June 30, 2007, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses may be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. In January 2008, $127 million in cash was transferred out of the RSF to an external insurance entity that offers an AARP branded age 50 to 64 comprehensive product. The Company believes the RSF balance at June 30, 2008 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of changes in balance sheet amounts associated with the Program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company does not include the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets under management are held at fair value in the Condensed Consolidated Balance Sheets as Assets Under Management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer.

Upon adoption of FAS 159 on January 1, 2008, the Company elected to measure the entirety of the related Assets Under Management on a fair value basis. The adoption impact was not material to the Company.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007:

(in millions)	June 30, 2008	December 31, 2007
Accounts Receivable	$475	$459
Other Assets	13	—
Assets Under Management	2,056	2,176
Medical Costs Payable	1,157	1,109
Accounts Payable and Accrued Liabilities	25	33
Other Policy Liabilities	974	1,132
Unearned Premiums	388	361

At June 30, 2008, the fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management and the fair value of Other Assets, were classified in accordance with the fair value hierarchy as discussed in Note 10 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2008
June 30, 2008
Cash and Cash Equivalents	$151	$14	$—	$165
Debt Securities — Available for Sale:
U.S. Government and Agency obligations	304	699	—	1,003
State and Municipal obligations	—	6	—	6
Corporate obligations	1	881	—	882

Total Debt Securities — Available for Sale	305	1,586	—	1,891

Total Cash and Investments	456	1,600	—	2,056

Other Assets	—	—	13	13

Total Assets at Fair Value	$456	$1,600	$13	$2,069

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, prior to the adoption of FAS 159 on January 1, 2008, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, were as follows:

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

12.    Income Taxes

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by approximately $89 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

13.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Net Earnings	$337	$1,228	$1,331	$2,155
Change in Net Unrealized Losses/Gains on Investments, net of tax effects	(161)	(86)	(133)	(77)

Comprehensive Income	$176	$1,142	$1,198	$2,078

14.    Segment Financial Information

During the fourth quarter of 2007, the Company completed the transition to its new segment reporting structure which reflects how its chief operating decision maker now manages the Company’s business. The Company’s new reporting structure has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare (including UnitedHealthcare National Accounts, formerly Uniprise) and Public and Senior Markets Group (Ovations and AmeriChoice);

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in Ovations).

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historical financial data for the three and six months ended June 30, 2007 were revised to reflect the Company’s new segment operating and financial reporting structure.

The following is a description of the types of products and services from which each of the Company’s business segments derives its revenues:

•

Health Care Services includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, similar products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including our contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small- and mid-sized employers and individuals nationwide. UnitedHealthcare National Accounts delivers health care and well-being services nationwide to large national employers, individual consumers and other health care organizations. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (SCHIP) and other government-sponsored health care programs.

•

OptumHealth provides behavioral benefit solutions, clinical care management, financial services and specialty benefit products such as dental and vision to help consumers navigate the heath care system, finance their health care needs and achieve their health and well-being goals.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment financial information for the three and six months ended June 30, 2008 and 2007:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three months ended June 30, 2008
Revenues — External Customers	$18,732	$662	$244	$394	$—	$20,032
Revenues — Intersegment	—	635	137	2,776	(3,548)	—
Investment and Other Income	213	24	—	3	—	240

Total Revenues	$18,945	$1,321	$381	$3,173	$(3,548)	$20,272

Earnings from Operations	$1,144	$169	$49	$94	$(783)	$673

Three months ended June 30, 2007
Revenues — External Customers	$17,700	$619	$189	$199	$—	$18,707
Revenues — Intersegment	—	596	95	3,102	(3,793)	—
Investment and Other Income	268	22	—	3	—	293

Total Revenues	$17,968	$1,237	$284	$3,304	$(3,793)	$19,000

Earnings from Operations	$1,748	$219	$42	$65	$—	$2,074

Six months ended June 30, 2008
Revenues — External Customers	$37,498	$1,328	$478	$753	$—	$40,057
Revenues — Intersegment	—	1,248	265	5,620	(7,133)	—
Investment and Other Income	464	49	—	6	—	519

Total Revenues	$37,962	$2,625	$743	$6,379	$(7,133)	$40,576

Earnings from Operations	$2,515	$366	$96	$192	$(783)	$2,386

Six months ended June 30, 2007
Revenues — External Customers	$35,509	$1,223	$368	$384	$—	$37,484
Revenues — Intersegment	—	1,162	178	6,293	(7,633)	—
Investment and Other Income	515	42	—	6	—	563

Total Revenues	$36,024	$2,427	$546	$6,683	$(7,633)	$38,047

Earnings from Operations	$3,206	$432	$80	$114	$(176)	$3,656

15.    Commitments and Contingencies

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries

In March 2006, the Company received an informal inquiry from the SEC relating to its historical stock option practices. On December 19, 2006, the Company received from the SEC staff a formal order of investigation into the Company’s historical stock option practices.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 17, 2006, the Company received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the date of the subpoena relating to its historical stock option practices.

On May 17, 2006, the Company received a document request from the Internal Revenue Service (IRS) seeking documents relating to its historical stock option grants and other compensation for the persons who from 2003 to May 2006 were the named executive officers in the Company’s annual proxy statements. As previously disclosed in the Company’s 2006 Annual Report on Form 10-K, the Company believed that compensation expense related to prior exercises of certain stock options by certain of the Company’s executive officers would no longer qualify as deductible performance-based compensation in accordance with Internal Revenue Code Section 162(m) (Section 162(m)) as a result of the revision of measurement dates that occurred as part of the Company’s review of its historical stock option practices. In December 2007, the Company reached an agreement with the IRS resolving Section 162(m) issues in connection with tax years through 2005. Pursuant to this agreement, the Company paid $106 million in 2007 and an additional $20 million in the first quarter of 2008.

On June 6, 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning the Company’s executive compensation and historical stock option practices. The Company filed an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, seeking a protective order, which was denied. The Company appealed the denial of the protective order to the Minnesota Court of Appeals. On December 4, 2007, the Minnesota Court of Appeals acknowledged limitations on the Minnesota Attorney General’s authority to issue a Civil Investigative Demand, but affirmed the denial of a protective order. On February 27, 2008, the Minnesota Supreme Court declined to review the matter, and the Company has since produced relevant and responsive materials.

The Company has also received requests for documents from U.S. Congressional committees relating to its historical stock option practices and compensation of executives.

At the conclusion of these regulatory inquiries, the Company could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters

On March 29, 2006, the first of several shareholder derivative actions was filed against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with the Company’s historical stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of certain options. On June 26, 2006, the Company’s Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the Company’s rights and remedies should be pursued.

A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. On February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process. On June 25, 2007, the state court judge entered an order modifying the stay to allow plaintiffs counsel to access documents produced in the federal derivative action described above.

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the United States District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. The question remains pending before the Minnesota Supreme Court.

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

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities and Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. The action seeks unspecified money damages and equitable relief. The court has denied defendants’ motion to dismiss the complaint and plaintiffs’ motion for partial summary judgment on the Section 11 claim. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit. The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Under the terms of the proposed settlement, the Company has accrued $895 million to be paid into a settlement fund for the benefit of class members in two installments. An installment of $450 million will be deposited into the settlement fund on the earlier of: (i) 10 days following preliminary court approval of the

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement or (ii) September 15, 2008. The remaining $445 million settlement amount will be deposited into the settlement fund on the earlier of: (i) 10 days following final non-appealable court approval of the settlement of the claims, (ii) 10 days following execution by the plaintiffs and the non-settling defendants of an agreement in principle for the settlement of the claims against the non-settling defendants, or (iii) January 1, 2009. In addition to the payment to the settlement fund, the Company will also supplement the substantial changes it has already implemented in its corporate governance policies with additional changes and enhancements. The proposed settlement, which has been approved by the boards of directors of CalPERS and the Company, is subject to completion of final documentation, and preliminary and final court approval. Further, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. On May 1, 2007, plaintiffs amended the complaint. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act of 1974, as amended (ERISA), by allowing the plan to continue to hold company stock. Plaintiffs have filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. Defendants moved to dismiss the action on June 22, 2007. The court denied defendants’ motion to dismiss and for partial summary judgment on June 30, 2008. On July 2, 2008, the Company announced it had reached an agreement in principle to resolve this lawsuit. Under the terms of the proposed settlement, the Company has accrued $17 million to be paid into a settlement fund for the benefit of class members, most of which will be paid by the Company’s insurance carriers. The proposed settlement will fully resolve all claims against the Company and all of the individual defendants in the action. No parties admit any wrongdoing as part of the proposed settlement. The proposed settlement is subject to completion of final documentation and preliminary and final court approval.

On August 28, 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, the Company filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that the Company was not in default under the terms of the indenture. On or about November 2, 2006, the Company received a purported notice of acceleration from the same holders that purports to declare an acceleration of the Company’s 5.8% Senior Unsecured Notes due March 15, 2036 as a result of the Company’s failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On March 10, 2008, the court granted summary judgment for the Company and dismissed the bondholders’ counterclaims, holding that the delay in filing Form 10-Q did not constitute a default under the Indenture. The bondholders are appealing the ruling to the Eighth Circuit Court of Appeals. Should the Company ultimately be unsuccessful in this matter, the Company may be required to retire all or a portion of the $850 million of its 5.8% Senior Unsecured Notes due March 2036.

In addition, the Company may be subject to additional litigation or other proceedings or actions arising out of the Company’s historical stock option practices and the related restatement of its historical consolidated financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of the Company’s business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on the Company’s business, financial condition and results of operations.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other adjustments for non-operating cash charges may be required in connection with the resolution of stock option-related matters arising under litigation and regulatory reviews by the SEC, IRS, U.S. Attorney, U.S. Congressional committees and Minnesota Attorney General, the amount and timing of which are uncertain but which could be material.

Other Legal Matters

Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions related to the design and management of its service offerings. The Company records liabilities for its estimates of probable costs resulting from these matters. These matters include, but are not limited to, claims relating to health care benefits coverage, medical malpractice actions, contract disputes and claims related to disclosure of certain business practices.

Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse health care providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendants have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. That stay has not been lifted, but it is anticipated that the trial court will now lift the stay and address the continuing viability of the tag-along claims. The plaintiffs in a number of the tag-along cases have sought to remand the cases to alternate forums. The Company has opposed these efforts and has moved the court to apply its June 2006 summary judgment ruling, and its other applicable pretrial rulings, to those cases. The Company is vigorously defending against the remaining claims.

On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company and affiliated entities, such as UnitedHealthcare, in state court in New York. The Company removed the case to the United States District Court for the Southern District of New York. The suit originally alleged causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On May 26, 2004, the Company filed a motion for partial summary judgment seeking the dismissal of certain claims and parties. On June 15, 2007, the trial court granted part of the Company’s motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims for benefits on behalf of their physician members. The Court also ruled that the subscriber plaintiffs (and physician plaintiffs with valid assignments from subscribers) can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the health care providers and plan participants have no standing to bring a claim where the health care provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims or ERISA breach of fiduciary duty claims. On July 10, 2007, plaintiffs filed a fourth amended complaint adding RICO and antitrust claims and realleging several of their prior ERISA and

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state law claims. On September 24, 2007, the Company moved to dismiss the RICO and antitrust claims in the fourth amended complaint. On January 11, 2008, the parties finalized briefing on the motion to dismiss and are awaiting the court’s ruling on the motion. On February 21, 2008, 17 hospitals and facilities, including Jamaica Hospital Medical Center, Inc. and Flushing Hospital Medical Center, Inc., filed a joint motion to intervene in the case, alleging RICO, antitrust and state law claims. Jamaica Hospital Medical Center, Flushing Hospital Medical Center and Brookdale University Hospital and Medical Center have also filed a separate lawsuit in New York state court alleging violations of the New York False Claims Act in connection with the Company’s calculation of out-of-network reimbursement. The Company has opposed the intervention by the parties and is vigorously defending against the remaining AMA claims and the new lawsuit.

On February 13, 2008, the New York Attorney General (NYAG) announced that (1) his office is conducting an industry-wide investigation into health insurers’ provider reimbursement practices; (2) his office has issued subpoenas to 16 health insurance companies in connection with such investigation, including one of the Company’s subsidiaries; and (3) his office intends to file suit against UnitedHealth Group and four of the Company’s subsidiaries. On the same day, the NYAG served the Company with a notice of his office’s intent to initiate litigation (the Notice) based on allegedly fraudulent and deceptive practices in determining out-of-network reimbursements for health benefits in New York State. The Notice states that the NYAG will be pursuing restitution, injunctive relief, damages, and civil penalties. We remain in discussions with the NYAG regarding these matters. As described by the NYAG, the threatened claims appear to be similar to those asserted by the plaintiffs in the AMA lawsuit described above. No lawsuit has been filed by the NYAG against the Company as of August 6, 2008.

Since the NYAG announcement, several additional class action lawsuits have been filed also challenging the Company’s calculation of reimbursement rates for our-of-network health care providers. The Company is vigorously defending these lawsuits.

Government Regulation

The Company’s business is regulated at federal, state, local and international levels. The laws and rules governing the Company’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how the Company does business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase the Company’s liability in federal and state courts for coverage determinations, contract interpretation and other actions. Further, the Company must obtain and maintain regulatory approvals to market many of its products.

The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the U.S. Department of Labor and other governmental authorities.

For example, in 2007, the California Department of Managed Health Care and the California Department of Insurance examined the Company’s PacifiCare health plans in California. The examination findings related to claims processing accuracy and timeliness, accurate and timely interest payments, timely implementation of provider contracts, timely, accurate provider dispute resolution, and other related matters. The California Department of Managed Health Care has assessed a penalty of $3.5 million related to its findings, of which the

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has paid $2.0 million and is disputing the remaining $1.5 million penalty. The California Department of Insurance, however, has not yet levied a financial penalty related to its findings. The Company is working closely with both departments to resolve any outstanding issues arising from the findings of the examinations of its PacifiCare health plans in California.

In addition, the U.S. Department of Labor is conducting an investigation of the Company’s administration of its employee benefit plans with respect to ERISA compliance. In connection with its public announcement in June 2008 that it will perform audits of selected Medicare health plans offered by health care companies, CMS has selected to audit one of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers.

Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material adverse effect on the Company’s financial results. The CMS audit may also result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts.

The Company also is subject to a formal investigation of its historical stock option practices by the SEC, U.S. Attorney for the Southern District of New York, and Minnesota Attorney General, and the Company has received requests for documents from U.S. Congressional committees, as previously described. The Company generally has cooperated and will continue to cooperate with the regulatory authorities. At the conclusion of these regulatory inquiries, the Company could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes.

Summary highlights of our quarter ended June 30, 2008 results include:

•	Diluted net earnings per common share of $0.27, a decrease of 70% from $0.89 per share reported in the second quarter of 2007.

•	Consolidated revenues of $20.3 billion increased $1.3 billion, or 7%, over the second quarter of 2007.

•	Earnings from operations of $0.7 billion decreased $1.4 billion, or 68%, over the comparable prior year period.

•	Cash flows from operations were $0.6 billion during the second quarter of 2008, a decrease of $1.1 billion, or 65%, compared to $1.7 billion during the second quarter of 2007.

•	The consolidated medical care ratio of 83.2% increased from 80.3% in the second quarter of 2007.

•	The operating margin of 3.3% for the second quarter of 2008 decreased from 10.9% in the second quarter of 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2008	2007	Percent Change	2008	2007	Percent Change
Revenues	$20,272	$19,000	7%	$40,576	$38,047	7%
Earnings from Operations	$673	$2,074	(68)%	$2,386	$3,656	(35)%
Net Earnings	$337	$1,228	(73)%	$1,331	$2,155	(38)%
Diluted Net Earnings Per Common Share	$0.27	$0.89	(70)%	$1.05	$1.55	(32)%
Medical Care Ratio	83.2%	80.3%		82.8%	81.5%
Operating Cost Ratio	18.5%	13.7%		16.4%	13.8%
Return on Equity (annualized)	6.9%	23.3%		13.5%	20.5%
Operating Margin	3.3%	10.9%		5.9%	9.6%

Results for the three and six months ended June 30, 2008 include pre-tax costs of $922 million ($580 million net of tax benefit) for settlement of two class action lawsuits related to our historical stock option practices and related legal costs partially offset by a $185 million ($116 million net of tax) reduction in operating costs for proceeds from the sale of certain assets and membership in the individual Medicare Advantage business in Nevada. These matters are discussed more fully in “— Operating Costs.”

Results for the six months ended June 30, 2007 include $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of Section 409A of the Internal Revenue Code (Section 409A) involving our payment of certain employees’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officer employees. These matters are discussed more fully in “— Operating Costs.”

Acquisitions

Unison Health Plans. On May 30, 2008, we acquired all of the outstanding shares of Unison Health Plans (Unison) for approximately $930 million in cash. Unison provides government-sponsored health plan coverage to people in Pennsylvania, Ohio, Tennessee, Delaware, South Carolina and Washington, D.C. through a network of independent health care professionals. This acquisition strengthened our resources and capabilities in these areas. The results of operations and financial condition of Unison have been included in our consolidated results and the results of our Health Care Services segment since the acquisition date.

Sierra Health Services, Inc. On February 25, 2008, we acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. This acquisition strengthened our position in the rapidly growing southwest region of the United States. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of our individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 28,000 members. The divestiture was completed on April 30, 2008. We received proceeds of $185 million for this transaction which were recorded as a reduction to Operating Costs. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, we retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in our consolidated results and the results of the Health Care Services, OptumHealth and Prescription Solutions segments since the acquisition date.

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

Consolidated revenues for the three and six months ended June 30, 2008 of $20.3 billion and $40.6 billion, respectively, increased $1.3 billion, or 7%, and $2.5 billion, or 7%, over the comparable 2007 periods primarily due to the increase in premium revenue in the Health Care Services segment. The 7% increases in consolidated revenues for both the three and six month periods ended June 30, 2008 include organic increases of 3% and 4%, respectively, over the comparable 2007 periods. The following is a discussion of consolidated revenues for each of our revenue components.

Premium Revenues. Consolidated premium revenues for the three and six months ended June 30, 2008 of $18.3 billion and $36.7 billion, respectively, increased by $1.0 billion, or 6%, and $1.9 billion, or 5%, over the comparable 2007 periods. The 6% and 5% increases in consolidated premium revenues for both the three and six month periods ended June 30, 2008, respectively, include organic increases of 3% over both comparable 2007 periods. Premium revenues generated by our Health Care Services segment increased $925 million, or 5%, to

$17.8 billion and increased $1.8 billion, or 5%, to $35.6 billion, for the three and six months ended June 30, 2008, respectively, as compared to the prior year periods. The revenue growth was primarily due to growth in people served by our Public and Senior Markets Group, premium rate increases for medical cost inflation, and the first quarter 2008 acquisition of Sierra, partially offset by a decline in individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans. The remaining increase in consolidated premium revenues was primarily due to an increased number of individuals served by the OptumHealth segment.

Service Revenues. Service revenues for the three and six months ended June 30, 2008 totaled $1.3 billion and $2.6 billion, respectively, an increase of $161 million, or 14%, and $318 million, or 14%, over the comparable 2007 periods. The increase was driven by an increased number of people served by fee-based product arrangements in Health Care Services, primarily due to the Fiserv Health acquisition. Also, our Ingenix segment generated strong service revenue growth from its health intelligence and contract research businesses as well as from businesses acquired since the beginning of 2007.

Product Revenues. Product revenues for the three and six months ended June 30, 2008 totaled $391 million and $754 million, respectively, an increase of $189 million, or 94%, and $355 million, or 89%, over the comparable periods of 2007, primarily through our acquisition of the PBM business of Fiserv Health.

Investment and Other Income. Investment and other income for the three and six months ended June 30, 2008 decreased $53 million and $44 million, respectively, as compared to the prior year periods, primarily driven by lower investment yields and decreased investment balances year-over-year, partially offset by increased net realized gains.

Medical Costs

Medical costs for the three and six months ended June 30, 2008 were $15.3 billion and $30.4 billion, respectively, an increase of $1.3 billion, or 9%, and $2.0 billion, or 7%, over the comparable 2007 periods primarily due to medical cost inflation, the acquisition of Sierra and growth in Ovations products, partially offset by a decrease in the number of individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans.

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio, calculated as medical costs as a percentage of premium revenues. Our consolidated medical care ratios for the three and six months ended June 30, 2008 of 83.2% and 82.8%, respectively, increased 290 basis points and 130 basis points from 80.3% and 81.5% in the comparable 2007 periods, primarily driven by SecureHorizons Medicare Advantage products, where risk-adjusted revenue yields have been lower than anticipated, gross margin pressures in Special Needs Plans and reduced gross margin performance in Medicare Part D prescription drug plans, particularly in the lower income, government-subsidized population. Also contributing to the increase in consolidated medical care ratios were UnitedHealthcare’s premium yield increases that did not fully match medical cost trend and an increased mix of national account pharmaceutical benefit business. Partially offsetting these increases were decreases in medical care ratios at AmeriChoice.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended June 30, 2008, there was no net medical cost development related to prior fiscal years or the first quarter of 2008. Medical costs for the three months ended June 30, 2007 included approximately $100 million in net favorable medical cost development related to prior fiscal years and approximately $10 million of net favorable medical cost development related to the first quarter of 2007. For the six months ended June 30, 2008 and 2007, medical costs included approximately $200 million and $280 million, respectively, of net favorable medical cost development.

Operating Costs

The operating cost ratio, calculated as operating costs as a percentage of total revenues, for the three and six months ended June 30, 2008 was 18.5% and 16.4%, respectively, up from 13.7% and 13.8%, respectively, in the comparable 2007 periods. The increase included certain charges which increased operating costs as discussed below, costs for anticipated revenue growth that did not fully materialize and a change in business mix towards fee-based businesses, including the recent Fiserv Health acquisition. Operating costs for the three and six months ended June 30, 2008 totaled $3.7 billion and $6.6 billion, respectively, an increase of $1.1 billion, or 44%, and $1.4 billion, or 26%, over the comparable 2007 periods due to the above-referenced factors impacting the operating cost ratios.

Operating costs for the three and six months ended June 30, 2008 include $922 million of expenses for the proposed settlements of two class action lawsuits related to our historical stock option practices and related legal costs, net of expected insurance proceeds. For detail on the proposed settlements, see Note 15 of Notes to the Condensed Consolidated Financial Statements. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments.

Operating costs for the three and six months ended June 30, 2008 also include a $185 million reduction in expenses for proceeds from the sale of certain assets and membership of our individual Medicare Advantage HMO plans in Clark and Nye Counties, Nevada relating to the Sierra acquisition. This amount has been recorded in the corporate segment.

Operating costs for the six months ended June 30, 2007 include $176 million of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historical stock option practices. The $176 million Section 409A charge includes $87 million of expenses for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expenses for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded as corporate expenses and have not been allocated to individual business segments. For an expanded discussion of our Section 409A charges, see Note 9 of Notes to the Condensed Consolidated Financial Statements

Cost of Products Sold

Cost of products sold for the three and six months ended June 30, 2008 totaled $353 million and $678 million, respectively, an increase of $172 million, or 95%, and $327 million, or 93%, over the comparable 2007 periods, due to increased prescription volume at our Prescription Solutions segment, primarily related to the Fiserv Health acquisition.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2008 was $243 million and $468 million, respectively, an increase of $47 million and $81 million from $196 million and $387 million for the comparable 2007 periods. The increase was primarily related to higher levels of computer equipment and capitalized software as a result of technology development and enhancements, as well as additional amortization from finite-lived intangible assets related to recent business acquisitions.

Interest Expense

Interest expense of $164 million and $318 million for the three and six months ended June 30, 2008, respectively, increased $31 million and $69 million from $133 million and $249 million for the comparable 2007 periods. The increase was due to an increase in our debt outstanding, which was partially offset by lower interest rates on our floating-rate debt.

Income Taxes

Our effective income tax rate was 33.8% and 35.6% for the three and six months ended June 30, 2008, respectively, as compared to 36.7% in both comparable 2007 periods, primarily due to lower earnings resulting in an increased proportion of tax-free investment income to total earnings.

Business Segments

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker now manages our business. Our new reporting structure has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare (including UnitedHealthcare National Accounts, formerly Uniprise) and Public and Senior Markets Group (Ovations and AmeriChoice);

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in Ovations).

Historical financial data for the three and six months ended June 30, 2007 was revised to reflect our new segment operating and financial reporting structure.

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

The following summarizes the operating results of our business segments for the three and six months ended June 30, 2008 as compared to June 30, 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Revenues
Health Care Services	$18,945	$17,968	5%	$37,962	$36,024	5%
OptumHealth	1,321	1,237	7%	2,625	2,427	8%
Ingenix	381	284	34%	743	546	36%
Prescription Solutions	3,173	3,304	(4)%	6,379	6,683	(5)%
Eliminations	(3,548)	(3,793)	nm	(7,133)	(7,633)	nm

Consolidated Revenues	$20,272	$19,000	7%	$40,576	$38,047	7%

Earnings from Operations
Health Care Services	$1,144	$1,748	(35)%	$2,515	$3,206	(22)%
OptumHealth	169	219	(23)%	366	432	(15)%
Ingenix	49	42	17%	96	80	20%
Prescription Solutions	94	65	45%	192	114	68%
Corporate	(783)	—	nm	(783)	(176)	nm

Consolidated Earnings from Operations	$673	$2,074	(68)%	$2,386	$3,656	(35)%

nm = not meaningful

Health Care Services

The Health Care Services segment had revenues for the three and six months ended June 30, 2008 of $18.9 billion and $38.0 billion, respectively, representing an increase of $1.0 billion, or 5%, and $1.9 billion, or 5%, over the comparable 2007 periods. The revenue growth was primarily due to growth in people served by our Public and Senior Markets Group, premium rate increases for medical cost inflation, and the 2008 acquisitions of Sierra, Fiserv Health, and Unison, offset by an organic decline in consumers served through commercial risk-based products and a decrease in investment income. UnitedHealthcare revenues for the three and six months ended June 30, 2008 of $10.5 billion and $20.8 billion, respectively, increased over the comparable 2007 periods by $427 million, or 4%, and $738 million, or 4%. The increases were primarily due to premium rate increases for medical cost inflation and the acquisitions of Sierra and Fiserv Health, offset by the impact of the decline in people served through risk-based product offerings. Ovations revenues for the three and six months ended June 30, 2008 of $7.1 billion and $14.5 billion, respectively, increased over the comparable 2007 periods by $270 million, or 4%, and $694 million, or 5%. The increases were primarily due to an increase in members served with the standardized Medicare Supplement and Medicare Advantage products gained through both organic growth and the Sierra acquisition. In addition, Ovations revenues increased from premium rate increases, which were partially offset by a net organic decrease of approximately 600,000 stand-alone Medicare Part D members primarily due to the reassignment by CMS of certain dual-eligible low income beneficiaries based on annual price bids. AmeriChoice generated revenues of $1.4 billion and $2.6 billion for the three and six months ended June 30, 2008, respectively, an increase of $280 million, or 25%, and $506 million, or 24%, over the comparable 2007 periods primarily due to an increase in the number of individuals served by Medicaid plans, premium rate increases and the acquisition of Unison on May 30, 2008.

The Health Care Services segment had earnings from operations of $1.1 billion and $2.5 billion, respectively, for the three and six months ended June 30, 2008, representing a decrease of $604 million, or 35%, and $691 million, or 22%, from the comparable periods of 2007. The decrease was primarily due to pressure on enrollment and gross margins in the UnitedHealthcare risk-based business and on gross margins in certain senior market offerings, partially offset by acquisitions. The UnitedHealthcare medical care ratio increased to 83.8% in the second quarter of 2008 from 82.4% in the prior year second quarter. This increase was primarily driven by the effects of a competitive pricing environment where price increases, net of customer benefit package changes, did not fully match the rise in medical costs. Health Care Services’ operating margins for the three and six months ended June 30, 2008 were 6.0% and 6.6%, respectively, representing decreases of 370 basis points and 230 basis points from the comparable 2007 periods. These decreases were primarily driven by reductions in gross margin for certain Ovations health benefit products for seniors as discussed more fully under medical costs above, pressure on commercial risk-based enrollment and margins and the mix effect of the national account pharmaceutical benefit business contributed to the increase in consolidated medical care ratio.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, at June 30, 2008 and 2007:

(in thousands)	2008		2007
Commercial Risk-based	10,490		11,010
Commercial Fee-based	16,000	(1)	14,680

Total Commercial	26,490		25,690

Medicare Advantage	1,455		1,350
Medicaid	2,255	(1)	1,700
Standardized Medicare Supplement	2,475		2,330

Total Public and Senior	6,185		5,380

Total Health Care Services Medical Benefits	32,675		31,070

(1)	Excludes 70,000 fee-based Medicaid individuals affiliated with a customer that had notified Unison (prior to acquisition) of its intent to terminate its relationship effective October 2008. In addition, excludes 170,000 members affiliated with a large public sector employer that had notified Fiserv Health (prior to acquisition) of its intent to terminate its relationship effective December 2008.

The number of individuals served with commercial products at June 30, 2008 increased by 800,000 members, or 3%, over June 30, 2007. The increase was due to acquisitions, which included the addition of 1,315,000 members from Fiserv Health in fee-based products and the addition of 310,000 risk-based individuals gained through the Sierra acquisition. These additions were partially offset by a net decline in individuals served with commercial products of 825,000, or 3%, from June 30, 2007, primarily due to a decline in individuals served with commercial risk-based products from the PacifiCare businesses and the impact of a competitive commercial risk-based pricing environment. The number of individuals served by Medicare Advantage products at June 30, 2008 increased by 105,000 members, or 8%, from June 30, 2007 through the addition of 60,000 seniors from our acquisition of Sierra and organic net growth of 45,000 seniors. Medicaid enrollment grew 555,000 individuals between the two periods, or 33%, due to the addition of 320,000 and 60,000 individuals from our Unison and Sierra acquisitions, respectively, and strong organic growth.

OptumHealth

OptumHealth revenues for the three and six months ended June 30, 2008 were $1.3 billion and $2.6 billion, respectively, an increase of $84 million, or 7%, and $198 million, or 8%, over the comparable 2007 periods. The higher revenues were driven by premium rate increases for medical cost inflation and an increased number of consumers served by this segment. OptumHealth provided services to more than 60 million consumers at June 30, 2008, an increase of approximately 2.0 million people year-over-year.

Earnings from operations for the three and six months ended June 30, 2008 were $169 million and $366 million, respectively, a decrease of $50 million, or 23%, and $66 million, or 15%, over the comparable 2007 periods, due to the increased costs for risk-based behavioral business and the mix of continued growth in lower margin business. OptumHealth’s operating margins for the three and six months ended June 30, 2008 were 12.8% and 13.9%, respectively, representing a decrease of 490 basis points and 390 basis points from the comparable 2007 periods, driven by the factors that decreased earnings from operations described previously.

Ingenix

Ingenix revenues for the three and six months ended June 30, 2008 were $381 million and $743 million, respectively, an increase of $97 million, or 34%, and $197 million, or 36%, over the comparable 2007 periods. This improvement was due to continued growth in its health intelligence and contract research businesses as well as from businesses acquired since the beginning of 2007. Earnings from operations for the three and six months ended June 30, 2008 were $49 million and $96 million, respectively, an increase of $7 million, or 17%, and $16 million, or 20%, over the comparable 2007 periods. Ingenix’s operating margins for both the three and six months ended June 30, 2008 were 12.9%, representing a decrease of 190 basis points and 170 basis points from the comparable 2007 periods, driven by staffing costs in the second quarter of 2008 for certain research projects which were cancelled, impacting overall business profitability.

Prescription Solutions

Prescription Solutions revenues for the three and six months ended June 30, 2008 of $3.2 billion and $6.4 billion, respectively, including intercompany revenues, decreased $131 million, or 4%, and $304 million, or 5%, over the comparable 2007 periods. The decreased revenues were primarily due to the reduction in the number of people served through Medicare Part D prescription drug plans by our Ovations business, which is the largest customer of this segment, and a shift from name brand pharmaceuticals towards generic utilization, partially offset by revenues related to the Fiserv Health acquisition. Intersegment revenues were eliminated in consolidation and amounted to $2.8 billion and $5.6 billion for the three and six months ended June 30, 2008, respectively. The comparable eliminations for the three and six months ended June 30, 2007 were $3.1 billion and $6.3 billion, respectively.

Prescription Solutions earnings from operations of $94 million and $192 million for the three and six months ended June 30, 2008, respectively, increased $29 million, or 45%, and $78 million, or 68%, from the comparable 2007 periods, primarily due to the Fiserv Health acquisition, gains in mail service drug fulfillment, and a continuing favorable mix shift to generic pharmaceuticals.

Liquidity, Financial Condition and Capital Resources

Liquidity and Financial Condition

We manage our cash, investments and capital structure so that we are able to meet the short- and long-term obligations of our business while maintaining strong liquidity and financial flexibility. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceed our short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which generally governs return objectives, risk tolerance, and diversification, regulatory limitations, tax implications and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand our services through business acquisitions, and to repurchase shares of our common stock, depending on market conditions.

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

Operating Activities

Net cash flows from operating activities totaled $880 million for the six months ended June 30, 2008, as compared to $4.3 billion for the six months ended June 30, 2007, a decrease of $3.4 billion, or 79%. Operating cash flows for the six months ended June 30, 2007 included $1.6 billion for July CMS payments received in June 2007. The remaining decrease reflected the timing of income tax payments of approximately $700 million and the decrease in net earnings.

As discussed in Note 15 of Notes to the Condensed Consolidated Financial Statements, on July 2, 2008, we announced that we had reached an agreement in principle with the lead plaintiff and plaintiff class representative to settle the federal securities class action lawsuit arising from the consolidated amended complaint filed on December 8, 2006 in the U.S. District Court in Minnesota. Under the terms of the proposed settlement, we will pay $895 million into a settlement fund for the benefit of class members in two installments. An installment of $450 million will be deposited into the settlement fund on the earlier of: (i) 10 days following preliminary court approval of the settlement or (ii) September 15, 2008. The remaining $445 million settlement amount will be deposited into the settlement fund on the earlier of: (i) 10 days following final non-appealable court approval of the settlement of the claims, (ii) 10 days following execution by the plaintiffs and non-settling defendants of an agreement in principle for the settlement of the claims against the non-settling defendants, or (iii) January 1, 2009.

Investing Activities

Net cash flows used for investing activities totaled $5.1 billion and $1.9 billion for the six months ended June 30, 2008 and 2007, respectively. The change was primarily due to cash paid for acquisitions in 2008. For detail on acquisitions, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash flows from financing activities totaled $598 million and $296 million for the six months ended June 30, 2008 and 2007, respectively.

Debt Transactions. In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.1% at June 30, 2008.

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

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to the LIBOR and had an interest rate of 3.0% and 5.1% at June 30, 2008 and December 31, 2007, respectively. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In January 2008, we commenced an offer to allow purchasers of the notes to exchange each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act. We completed the exchange in February 2008.

Derivative Instruments and Hedging Activities. To more closely align interest expense with interest rates received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to variable rates. The interest rate swap agreements have aggregate notional amounts of $6.8 billion and $5.6 billion at June 30, 2008 and December 31, 2007, respectively. The variable rates are benchmarked to the LIBOR. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. Since these amounts completely offset, there have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At June 30, 2008, the fair value of the interest rate swaps asset was $70 million with $1 million classified in Other Current Assets and $69 million classified in Other Assets. In addition, we had $5 million of interest rate swaps classified in Other Liabilities in our Condensed Consolidated Balance Sheets. At December 31, 2007, the entire fair value of the interest rate swaps of $151 million was in an asset position and classified within debt in our Condensed Consolidated Balance Sheets. At June 30, 2008, the rates on these instruments ranged from 2.6% to 4.3%.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2008, we repurchased 48 million shares, which were settled on or before June 30, 2008 at an average price of approximately $43 per share and an aggregate cost of approximately $2.1 billion. At June 30, 2008, we had Board of Directors’ authorization to purchase up to an additional 126.3 million shares of our common stock.

Capital Resources

At June 30, 2008 and December 31, 2007, we had commercial paper and long-term debt outstanding of approximately $13.2 billion and $11.0 billion, respectively. Our debt-to-total-capital ratio was 40.4% and 35.4% at June 30, 2008 and December 31, 2007, respectively. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and market conditions. For example, a significant downgrade in our credit ratings or conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. We have therefore adopted strategies and actions toward maintaining financial flexibility to mitigate the impact of such factors on our ability to raise capital.

Cash and Investments. We maintained a strong liquidity position, with cash and investments of $19.8 billion at June 30, 2008. As further described under “— Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At June 30, 2008, approximately $130 million of our $19.8 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and common stock repurchases.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the Securities and Exchange Commission (SEC) registering an unlimited amount of debt securities.

Credit Ratings. Currently, S&P rates our senior debt as “A-” with a negative outlook and our commercial paper as “A-2”. Fitch rates our senior debt as “A-” with a negative outlook and our commercial paper as “F-1”. Moody’s rates our senior debt as “Baa1” with a stable outlook and our commercial paper as “P-2”.

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of June 30, 2008. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Bank Credit Facilities. In November 2007, we entered into a $1.5 billion 364-day revolving credit facility in order to expand our access to liquidity. This credit facility supports our commercial paper program and is available for general working capital purposes. At June 30, 2008, we had no amounts outstanding under this credit facility.

In May 2007, we amended and restated our $1.3 billion five-year revolving credit facility supporting our commercial paper program. We increased this credit facility to $2.6 billion and extended the maturity date to May 2012. At June 30, 2008, we had no amounts outstanding under this credit facility.

Dividend Restrictions. We conduct a significant portion of our operations through subsidiaries that are subject to regulations and standards established by their respective states of domicile. Most of these regulations and standards conform to those established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus.

In 2008, based on 2007 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval are approximately $3.0 billion. As of June 30, 2008, our regulated subsidiaries have paid their parent companies dividends of $1.6 billion. In 2007, the maximum amounts of dividends which could be paid without prior regulatory approval were approximately $2.5 billion. Approximately $2.9 billion was paid to their parent companies, including approximately $400 million of extraordinary dividends approved by state insurance regulators.

Contractual Obligations, Off-Balance Sheet Arrangements and Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments at December 31, 2007 was disclosed in our 2007 Annual Report on Form 10-K filed with the SEC. During the six months ended June 30, 2008, there were no significant changes to the amounts of these obligations other than those items disclosed under the “— Liquidity, Financial Condition and Capital Resource” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications and may include acquisitions.

Medicare Part D Pharmacy Benefits Contract

Beginning January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with CMS. We contract with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, 67% insurance coverage by us up to an initial coverage limit of $2,510 of annual drug costs, no insurance coverage between $2,510 and $5,726, and catastrophic coverage for annual drug costs in excess of $5,726 covered approximately 80% by CMS, 15% by us and 5% by the member.

Our contract with CMS includes risk-sharing provisions, wherein CMS retains approximately 50% to 80% of the losses or profits outside a pre-defined risk corridor. The risk-sharing provisions take effect if actual pharmacy benefit costs are more than 5% above or below expected cost levels as submitted by us in our contract application. During the prior plan year, the risk-share provisions took effect if actual costs were more than 2.5% above or below the level originally estimated. This change resulted in an increase in the amount of losses or profits that we may realize from the 2008 contract as the amount of risk retained by CMS has diminished. Contracts are generally non-cancelable by enrollees; however, enrollees may change plans during an annual enrollment period each year.

As a result of the Medicare Part D product benefit design, we incur a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle us to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to us under the risk-share contract provisions if the program was terminated based on estimated costs incurred through that interim period. Those losses are typically expected to reverse in the second half of the year.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products (the Program). Under the Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the Program were $1.4 billion and $2.8 billion for the three and six months ended June 30, 2008, respectively, and $1.3 billion and $2.7 billion for the three and six months ended June 30, 2007, respectively.

The underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the Rate Stabilization Fund (RSF). The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, we would have to fund the deficit. Any deficit we fund could be recovered by underwriting gains in future periods of the contract. To date, we have not been required to fund any underwriting deficits. As further described in Note 11 of Notes to the Condensed Consolidated Financial Statements, the RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. We believe the RSF balance is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

Under separate trademark license agreements with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans and Medicare Advantage plans. We pay AARP a license fee for the use of the trademark and member data and assume all operational and underwriting risks.

Critical Accounting Estimates

Critical accounting estimates are those estimates that require management to make challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions. The following provides a summary of our estimation procedures surrounding medical costs. For a detailed description of all our critical accounting estimates, see the Critical Accounting Estimates section of the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

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

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Historically, the net impact of estimate developments has represented less than 1% of annual medical costs, less than 5% of annual earnings from operations and less than 4% of medical costs payable.

In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using an analysis of claim adjudication patterns over the most recent 36-month period. A completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated by us at the date of estimation. For months prior to the most recent three months, we apply the completion factors to actual claims adjudicated-to-date in order to estimate the expected amount of ultimate incurred claims for those months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent three months as there is typically insufficient claim data available for those months to calculate credible completion factors. Accordingly, for the most recent three months, we estimate claim costs incurred primarily by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months for which more complete claim data is available and by reviewing a broad set of health care utilization indicators including, but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control, as well as through a review of near-term completion factors. This approach is consistently applied from period to period.

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods at June 30, 2008:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
(0.75)%	$143
(0.50)%	$95
(0.25)%	$47
0.25%	$(47)
0.50%	$(94)
0.75%	$(140)

Medical cost PMPM trend factors are the most significant factors we use in estimating our medical costs payable for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months at June 30, 2008:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
3%	$272
2%	$182
1%	$91
(1)%	$(91)
(2)%	$(182)
(3)%	$(272)

The analyses above include those outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.

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

	Favorable Development	Increase (Decrease) to Medical Costs (a)		Medical Costs			Earnings from Operations
(in millions)				As Reported	As Adjusted (b)		As Reported	As Adjusted (b)
2005	$400	$(30)		$33,669	$33,639		$5,080	$5,110
2006	$430	$10		$53,308	$53,318		$6,984	$6,974
2007	$420	$220	(c)	$55,435	$55,655	(c)	$7,849	$7,629	(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	For the six months ended June 30, 2008, the Company recorded net favorable development of $200 million pertaining to 2007 and prior periods. The amount of prior period development in 2008 pertaining to all prior periods will likely change as our December 31, 2007 medical costs payable estimate continues to develop throughout 2008.

Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs at June 30, 2008, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims at June 30, 2008, however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our June 30, 2008 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance, second quarter 2008 earnings from operations would increase or decrease by $77 million and diluted net earnings per common share would increase or decrease by $0.04 per share.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. At June 30, 2008, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. At June 30, 2008, there were no other significant concentrations of credit risk.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “will,” “should” and similar expressions, identify forward-looking statements, which generally are not historical in nature. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These statements may contain information about financial prospects, economic conditions, trends and uncertainties and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

Some factors that could cause results to differ materially from the forward-looking statements include: the potential consequences of the findings announced on October 15, 2006 of the investigation by an Independent Committee of directors of our historical stock option practices; the consequences of the restatement of our previous financial statements, related governmental reviews, including a formal investigation by the SEC, and review by the IRS, U.S. Congressional committees, U.S. Attorney for the Southern District of New York and Minnesota Attorney General, a related review by the Special Litigation Committee of the Company, and related shareholder derivative actions, including obtaining court approval of the settlement agreements between the Company and certain named defendants and the dismissal of the derivative claims against all named defendants, shareholder demands, and purported securities and Employee Retirement Income Security Act (ERISA) class actions, including the completion of final documentation relating to the settlement of the securities and ERISA class actions, obtaining approval of the proposed settlement of the securities class action by the boards of directors of the California Public Employees’ Retirement System and the Company, and obtaining court approval of the proposed settlement of the securities and ERISA class actions, the resolution of matters currently subject to an injunction issued by the United States District Court for the District of Minnesota, a purported notice of acceleration with respect to certain of the Company’s debt securities based upon an alleged event of default under the indenture governing such securities, and recent management and director changes, and the potential impact of each of these matters on our business, credit ratings and debt; increases in health care costs that are higher than we anticipated in establishing our premium rates, including increased consumption of or costs of medical services; heightened competition as a result of new entrants into our market, and consolidation of health care companies and suppliers; events that may negatively affect our contracts with AARP; uncertainties regarding changes in Medicare, including coordination of information systems and accuracy of certain assumptions; funding risks with respect to revenues received from Medicare and Medicaid programs; failure to achieve business growth targets, including membership and enrollment; increases in costs and other liabilities associated with increased litigation, legislative activity and government regulation and review of our industry; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; regulatory and other risks associated with the pharmacy benefits management industry; failure to maintain effective and efficient information systems, which could result in the loss of existing customers, difficulties in attracting new customers, difficulties in determining medical costs estimates and appropriate pricing, customer and physician and health care professional disputes, regulatory violations, increases in operating costs, or other adverse consequences; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; potential noncompliance by our business associates with patient privacy data; misappropriation of our proprietary technology; failure to complete or receive anticipated benefits of acquisitions; change in debt to total capital ratio that is lower or higher than we anticipated; and the potential consequences of the New York Attorney General’s investigation into our provider reimbursement practices.

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

Our primary market risks are exposure to (a) changes in interest rates that could impact our interest income and expense and the fair value of certain of our financial investments and fixed-rate debt and (b) changes in equity prices that could impact the value of our equity investments.

At June 30, 2008, approximately $5.3 billion of our financial investments were classified as cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, approximately $9.2 billion of our debt at June 30, 2008 was at interest rates that vary with market rates, either directly or through the use of interest rate swap contracts.

The fair value of certain of our financial investments and fixed-rate debt also vary with market interest rates. At June 30, 2008, approximately $13.9 billion of our investments were fixed-rate debt securities, and approximately $3.9 billion of our debt was fixed-rate term debt with no floating interest rate swap contracts. An increase or decrease in market interest rates will decrease or increase the fair value of such securities.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of June 30, 2008 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rates	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Investments at June 30, 2008	Fair Value of Debt at June 30, 2008
2%	$106	$184	$(1,028)	$(638)
1%	53	92	(524)	(348)
(1)%	(53)	(92)	520	425
(2)%	(106)	(184)	1,029	959

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our fixed and floating rate assets and liabilities over time – either directly or through the use of interest rate swap contracts.

At June 30, 2008, we had $577 million of equity investments, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is included in Note 15 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC (2007 10-K), which could materially affect our business, financial condition or future results. The risks described in our 2007 10-K and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2007 10-K except that we have updated the following risk factor to provide additional details on our risks associated with our participation as a payer in various government health care programs, including our risks associated with CMS’s audits of selected Medicare health plans to validate the coding practices of and supporting documentation maintained by care providers:

As a payer in various government health care programs, we are exposed to additional risks associated with program funding, enrollments, payment adjustments and audits that could adversely affect our revenues, cash flows and financial results.

We participate in various federal, state and local government health care coverage programs, including as a payer in Medicare Advantage, Medicare Part D, and various Medicaid programs and State Medicaid Children’s Health Insurance Programs (SCHIP), and receive revenues from these programs. These programs generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past, and may do so in the future.

Our participation in the Medicare Advantage, Medicare Part D, and various Medicaid programs and SCHIP is through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various methodologies. Funding for these government programs is dependent upon many factors outside of our control, including general economic conditions at the federal or applicable state level, and general political issues and priorities. A reduction or less than expected increase in government funding for these programs or change in allocation methodologies may adversely affect our revenues and financial results.

CMS uses various payment mechanisms to allocate funding for Medicare programs, including determining payments by considering the risk status of our Medicare members as supported by provider medical record documentation. CMS audits the supporting documents and can revise payments based on the audit findings. CMS recently announced that it will perform audits of selected Medicare health plans each year to validate the coding practices of and supporting documentation maintained by care providers. At least one of our plans has been selected for audit in CMS’s initial round of audits. These audits will involve a review of medical records maintained by providers, including those in and out of network, and may result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts. The first audits will focus on medical records supporting risk adjustment data for 2006 that were used to determine 2007 payment amounts. We are unable to predict the outcome of the audits. However, a material adjustment could have a material effect on our financial results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Second Quarter 2008

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 30, 2008	6,875,390	(2)	$36.01	6,875,390	136,704,999
May 31, 2008	6,934,774	(3)	$33.26	6,928,112	129,776,887
June 30, 2008	3,509,358	(4)	$29.92	3,509,358	126,267,529

TOTAL	17,319,522		$33.68	17,312,860

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On October 30, 2007, our Board of Directors renewed and increased the Company’s common share repurchase program, under which up to 210 million shares of our common stock may be repurchased. There is no established expiration date for the program.
(2)	Represents the total number of shares of our common stock repurchased during the period.
(3)	Represents 6,928,112 shares of our common stock repurchased during the period, and 6,662 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificate(s), to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(4)	Represents the total number of shares of our common stock repurchased during the period, of which 2,941,633 of these shares were settled for cash on or before June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders (the Annual Meeting) of the Company was held on June 5, 2008. The shareholders of record of our common stock at the close of business on April 9, 2008 were entitled to vote at the Annual Meeting. At the close of business on April 9, 2008, there were 1,223,496,297 shares of our common stock outstanding. At the Annual Meeting, holders of 1,062,435,807 shares of our common stock were represented in person or by proxy. Our shareholders voted on the following matters at the Annual Meeting:

1.	Election of Directors. The eight directors elected at the Annual Meeting were:

Director Nominee	For	Against	Abstain
• William C. Ballard, Jr.	879,842,304	171,108,288	11,485,215
• Richard T. Burke	950,590,401	100,537,593	11,307,813
• Robert J. Darretta	1,014,083,681	37,369,997	10,982,129
• Stephen J. Hemsley	973,649,698	77,705,853	11,080,256
• Michele J. Hooper.	992,659,479	58,562,248	11,214,080
• Douglas W. Leatherdale.	905,905,535	145,018,763	11,511,509
• Glenn M. Renwick.	1,009,112,652	42,078,970	11,244,185
• Gail R. Wilensky, Ph.D.	891,917,616	159,360,673	11,157,518

2.	Approval of the material terms of the payment of executive compensation. The material terms of the payment of executive incentive compensation were approved as follows:

For	Against	Abstain
977,271,539	71,158,280	14,005,988

3.	Approval of the amendment to the Company’s 1993 Employee Stock Purchase Plan. The amendment to the Company’s 1993 Employee Stock Purchase Plan was approved as follows:

For	Against	Abstain	Broker Non-Votes
880,685,452	73,324,915	10,879,983	97,545,457

4.	Ratification of the Appointment of Deloitte & Touche, LLP. The appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 was ratified as follows:

For	Against	Abstain
985,362,892	66,390,221	10,682,694

5.	Shareholder Proposals. Each shareholder proposal was not approved as follows:

Description	For	Against	Abstain	Broker Non-Votes
• Proposal concerning advisory vote on executive compensation	390,670,497	533,695,654	40,524,023	97,545,633
• Proposal concerning performance vesting shares	333,947,942	609,254,986	21,687,421	97,545,458

Item 6.	Exhibits*

The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Employment Agreement, effective as of May 5, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux

10.2	UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: August 7, 2008

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: August 7, 2008

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: August 7, 2008

EXHIBITS*

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Employment Agreement, effective as of May 5, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux

10.2	UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.