Form 10-Q
period 2008-09-30
UNITEDHEALTH GROUP INC
filed 2008-11-07
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of October 31, 2008, there were 1,207,809,624 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share data)	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$6,081	$8,865
Short-Term Investments	719	754
Accounts Receivable, net	1,873	1,574
Assets Under Management	2,118	2,210
Deferred Income Taxes	354	386
Other Current Assets	1,814	1,755

Total Current Assets	12,959	15,544
Long-Term Investments	13,589	12,667
Property, Equipment and Capitalized Software, net	2,246	2,121
Goodwill	20,051	16,854
Other Intangible Assets, net	2,416	1,737
Other Assets	2,446	1,976

TOTAL ASSETS	$53,707	$50,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,794	$8,331
Accounts Payable and Accrued Liabilities	4,302	3,654
Other Policy Liabilities	3,158	3,207
Commercial Paper and Current Maturities of Long-Term Debt	1,938	1,946
Unearned Premiums	1,441	1,354

Total Current Liabilities	19,633	18,492
Long-Term Debt, less current maturities	10,876	9,063
Future Policy Benefits for Life and Annuity Contracts	1,864	1,849
Deferred Income Taxes and Other Liabilities	1,449	1,432

Total Liabilities	33,822	30,836

Commitments and Contingencies (Note 15)
Shareholders’ Equity
Common Stock, $0.01 par value — 3,000 shares authorized; 1,198 and 1,253 issued and outstanding	12	13
Additional Paid-In Capital	—	1,023
Retained Earnings	20,055	18,929
Accumulated Other Comprehensive (Loss) Income
Net Unrealized (Losses) Gains on Investments, net of tax effects	(182)	98

Total Shareholders’ Equity	19,885	20,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,707	$50,899

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2008	2007	2008	2007
REVENUES
Premiums	$18,294	$16,984	$55,027	$51,817
Services	1,287	1,154	3,857	3,406
Products	432	239	1,186	638
Investment and Other Income	143	302	662	865

Total Revenues	20,156	18,679	60,732	56,726

OPERATING COSTS
Medical Costs	14,943	13,500	45,344	41,884
Operating Costs	2,974	2,616	9,617	7,885
Cost of Products Sold	387	206	1,065	557
Depreciation and Amortization	254	202	722	589

Total Operating Costs	18,558	16,524	56,748	50,915

EARNINGS FROM OPERATIONS	1,598	2,155	3,984	5,811
Interest Expense	(166)	(142)	(484)	(391)

EARNINGS BEFORE INCOME TAXES	1,432	2,013	3,500	5,420
Provision for Income Taxes	(512)	(730)	(1,249)	(1,982)

NET EARNINGS	$920	$1,283	$2,251	$3,438

BASIC NET EARNINGS PER COMMON SHARE	$0.76	$0.98	$1.85	$2.59

DILUTED NET EARNINGS PER COMMON SHARE	$0.75	$0.95	$1.80	$2.50

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,204	1,304	1,220	1,325
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	23	44	30	50

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,227	1,348	1,250	1,375

ANTI-DILUTIVE SHARES EXCLUDED FROM THE CALCULATION OF DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	107	52	83	40

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2008	2007
OPERATING ACTIVITIES
Net Earnings	$2,251	$3,438
Noncash Items:
Depreciation and Amortization	722	589
Deferred Income Taxes and Other	(237)	(283)
Share-Based Compensation	231	445
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable and Other Assets	(207)	(388)
Medical Costs Payable	70	218
Accounts Payable and Other Accrued Liabilities	(122)	890
Unearned Premiums	(71)	(102)

Cash Flows From Operating Activities	2,637	4,807

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	(3,945)	(205)
Cash Received from Disposition	185	—
Purchases of Property, Equipment and Capitalized Software, net	(598)	(686)
Purchases of Investments	(8,368)	(3,617)
Maturities and Sales of Investments	7,376	2,201

Cash Flows Used For Investing Activities	(5,350)	(2,307)

FINANCING ACTIVITIES
(Repayments of) Proceeds from Commercial Paper, net	(860)	150
Proceeds from Issuance of Long-Term Debt	2,981	1,489
Payments for Retirement of Long-Term Debt	(500)	(955)
Common Stock Repurchases	(2,505)	(4,424)
Proceeds from Common Stock Issuances	176	529
Share-Based Compensation Excess Tax Benefits	15	243
Customer Funds Administered	291	547
Dividends Paid	(37)	(40)
Other	368	(9)

Cash Flows Used For Financing Activities	(71)	(2,470)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,784)	30
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,865	10,320

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,081	$10,350

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (referred to herein as the Company) and reflect normal recurring adjustments needed to present the financial results for these interim periods fairly. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Read together with the disclosures below, the Company believes the interim financial statements are presented fairly. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and liabilities measured at fair value in the Company’s Condensed Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position FAS

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2. The deferred provisions of FAS 157, which apply primarily to goodwill and other intangible assets for annual impairment testing purposes, will be effective in 2009. The Company does not expect the adoption of the deferred provisions of FAS 157 will have a material impact on its Consolidated Financial Statements. Refer to Note 10 of Notes to the Condensed Consolidated Financial Statements for additional discussion.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.    Medicare Part D Pharmacy Benefits Contract

The Company serves as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with the Centers for Medicare and Medicaid Services (CMS). Under the Medicare Part D program, there are six separate elements of payment received by the Company during the plan year. These payment elements are as follows:

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits within Other Policy Liabilities in the Condensed Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing activities in the Condensed Consolidated Statements of Cash Flows. At September 30, 2008, the amounts on deposit for these subsidies were as follows:

(in millions)	Balance at September 30, 2008
2008 Contract Year	$76
Prior Contract Years	360

Total Amounts on Deposit for the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy	$436

At December 31, 2007, there were amounts on deposit for the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy of approximately $340 million recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Condensed Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,510, the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726. Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that, if they continued at that pace for the rest of the year, would entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year, the Company records a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Typically, those losses are expected to reverse in the second half of the year.

The net risk-share receivable from (payable to) CMS through September 30, 2008 for the 2008 and prior contract years was as follows:

(in millions)	Balance at September 30, 2008
2008 Contract Year	$195
Prior Contract Years	(167)

Net Risk-Share Receivable	$28

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The final risk-share amount is expected to be settled approximately ten to twelve months after the contract year-end, and is subject to the reconciliation process with CMS. The net risk-share receivable from CMS of $28 million was recorded in Other Current Assets in the Condensed Consolidated Balance Sheets at September 30, 2008. At December 31, 2007, there was a net risk-share payable of approximately $280 million recorded in Other Policy Liabilities in the Condensed Consolidated Balance Sheets.

3.    Acquisitions

On May 30, 2008, the Company acquired all the outstanding shares of Unison Health Plans (Unison) for approximately $930 million in cash. Unison provides government-sponsored health plan coverage to people in Pennsylvania, Ohio, Tennessee, Delaware, South Carolina and Washington, D.C. through a network of independent health care professionals. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $821 million, of which $89 million has been allocated to finite-lived intangible assets and $732 million to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademark, customer-related and provider network intangibles with estimated weighted-average useful lives of 20, 6, and 20 years, respectively. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Unison have been included in the Company’s consolidated results and the results of the Health Care Services segment since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

On February 25, 2008, the Company acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $2.5 billion, of which $528 million has been allocated to finite-lived intangible assets and $2.0 billion to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademark, customer-related and provider network intangibles with estimated weighted-average useful lives of 20, 14, and 15 years, respectively. The acquired goodwill is not deductible for income tax purposes. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of the Company’s individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 28,000 members. The divestiture was completed on April 30, 2008. The Company received proceeds of $185 million for this transaction which were recorded as a reduction to Operating Costs. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, the Company retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth and Prescription Solutions segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

On January 10, 2008, the Company acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for approximately $740 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and pharmacy benefit management (PBM) services. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $755 million, of which $253 million has been allocated to finite-lived intangible assets and $502 million to goodwill. The allocation is pending completion of a valuation analysis. The finite-lived intangible assets primarily consist of trademarks and customer-related

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

intangibles with estimated weighted-average useful lives of 3 and 12 years, respectively. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of Fiserv Health have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth, Ingenix and Prescription Solutions segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

For the nine months ended September 30, 2008, aggregate consideration paid, net of cash assumed, for smaller acquisitions was $46 million. These acquisitions were not material to the Company’s Condensed Consolidated Financial Statements.

4.    Cash, Cash Equivalents and Investments

At September 30, 2008 and December 31, 2007, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
Cash and Cash Equivalents	$6,081	$—	$—	$6,081
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	1,343	5	(10)	1,338
State and Municipal obligations	6,638	29	(131)	6,536
Corporate obligations	2,735	5	(131)	2,609
Mortgage-backed securities (a)	3,061	13	(58)	3,016

Total Debt Securities — Available for Sale	13,777	52	(330)	13,499

Equity Securities — Available for Sale	557	11	(15)	553
Debt Securities — Held to Maturity:
U.S. Government and Direct Agency obligations	156	5	—	161
State and Municipal obligations	20	—	—	20
Corporate obligations	80	—	—	80

Total Debt Securities — Held to Maturity	256	5	—	261

Total Cash, Cash Equivalents and Investments	$20,671	$68	$(345)	$20,394

December 31, 2007
Cash and Cash Equivalents	$8,865	$—	$—	$8,865
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	1,901	48	—	1,949
State and Municipal obligations	5,503	62	(7)	5,558
Corporate obligations	2,593	22	(15)	2,600
Mortgage-backed securities (a)	2,712	30	(4)	2,738

Total Debt Securities — Available for Sale	12,709	162	(26)	12,845

Equity Securities — Available for Sale	364	20	(1)	383
Debt Securities — Held to Maturity:
U.S. Government and Direct Agency obligations	118	—	—	118
State and Municipal obligations	1	—	—	1
Corporate obligations	74	—	—	74

Total Debt Securities — Held to Maturity	193	—	—	193

Total Cash, Cash Equivalents and Investments	$22,131	$182	$(27)	$22,286

(a)	Includes Agency-backed mortgage pass-through securities.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three and nine months ended September 30, 2008 and 2007, the Company recorded realized gains and losses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Gross Realized Gains	$34	$15	$152	$47
Gross Realized Losses	(79)	(3)	(94)	(11)

Net Realized (Losses) Gains	$(45)	$12	$58	$36

Included in gross realized losses above are other-than-temporary impairment charges of $53 million and $59 million for the three and nine months ended September 30, 2008, respectively, and $1 million for both the three and nine months ended September 30, 2007.

5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2008 and 2007 were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2007	$14,139	$1,080	$958	$677	$16,854
Acquisitions and Subsequent Payments / Adjustments	2,675	47	58	417	3,197

Balance at September 30, 2008	$16,814	$1,127	$1,016	$1,094	$20,051

Balance at December 31, 2006	$14,266	$1,073	$807	$676	$16,822
Acquisitions and Subsequent Payments / Adjustments	(55)	(3)	144	1	87

Balance at September 30, 2007	$14,211	$1,070	$951	$677	$16,909

The gross carrying value, accumulated amortization and net carrying value of other intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			December 31, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	$2,655	$(533)	$2,122	$1,879	$(394)	$1,485
Patents, Trademarks and Technology	374	(157)	217	302	(121)	181
Other	124	(47)	77	109	(38)	71

Total	$3,153	$(737)	$2,416	$2,290	$(553)	$1,737

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

For detail on acquisitions, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

Amortization expense relating to intangible assets was $66 million and $188 million for the three and nine months ended September 30, 2008, respectively, and $48 million and $145 million for the three and nine months ended September 30, 2007, respectively.

Estimated full year amortization expense relating to intangible assets for 2008 and each of the next four years is as follows:

(in millions)	Estimated Amortization Expense
2008	$247
2009	237
2010	227
2011	222
2012	220

6.    Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the medical costs payable estimates recorded in prior periods develop, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified.

Medical costs for the three months ended September 30, 2008 included approximately $10 million in net favorable medical cost development related to prior fiscal years and approximately $120 million of net favorable medical cost development related to the first and second quarters of 2008. Medical costs for the three months ended September 30, 2007 included approximately $70 million in net favorable medical cost development related to prior fiscal years and approximately $70 million of net favorable medical cost development related to the first and second quarters of 2007. For the nine months ended September 30, 2008 and 2007, medical costs included approximately $210 million and $350 million, respectively, of net favorable medical cost development related to prior fiscal years.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
(in millions)	Carrying Value (a)		Fair Value (b)		Carrying Value (a)	Fair Value (b)
Commercial Paper	$586		$586		$1,445	$1,445
$500 million par, 3.3% Senior Unsecured Notes due January 2008	—		—		499	500
$250 million par, 3.8% Senior Unsecured Notes due February 2009	250		248		250	251
$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	650		644		654	652
$450 million par, 4.1% Senior Unsecured Notes due August 2009	452		446		453	447
$500 million par, Senior Unsecured Floating-Rate Notes due June 2010	500		484		500	497
$250 million par, 5.1% Senior Unsecured Notes due November 2010	254		252		253	252
$250 million par, Senior Unsecured Floating-Rate Notes due February 2011	250		245		—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	776		746		775	764
$450 million par, 5.5% Senior Unsecured Notes due November 2012	459		430		456	457
$550 million par, 4.9% Senior Unsecured Notes due February 2013	536		526		—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	456		430		454	447
$250 million par, 4.8% Senior Unsecured Notes due February 2014	256		230		253	241
$500 million par, 5.0% Senior Unsecured Notes due August 2014	514		456		511	487
$500 million par, 4.9% Senior Unsecured Notes due March 2015	510		452		511	478
$750 million par, 5.4% Senior Unsecured Notes due March 2016	783		667		774	732
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95		84		95	90
$500 million par, 6.0% Senior Unsecured Notes due June 2017	541		459		536	502
$250 million par, 6.0% Senior Unsecured Notes due November 2017	257		229		254	252
$1,100 million par, 6.0% Senior Unsecured Notes due February 2018	1,099		995		—	—
$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	523		523		503	426
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844		645		844	767
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495		415		495	496
$650 million par, 6.6% Senior Unsecured Notes due November 2037	645		546		645	652
$1,100 million par, 6.9% Senior Unsecured Notes due February 2038	1,083		968		—	—
Interest Rate Swaps	(	c)	(	c)	(151)	(151)

Total Commercial Paper and Long-Term Debt	12,814		11,706		11,009	10,684
Less Commercial Paper and Current Maturities of Long-Term Debt	(1,938)		(1,924)		(1,946)	(1,947)

Long-Term Debt, less current maturities	$10,876		$9,782		$9,063	$8,737

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge method of accounting described below.
(b)	Estimated based on quoted market prices for the same or similar issues.
(c)	At December 31, 2007, the fair value of the interest rate swaps was classified within debt in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2008, the fair values of the interest rate swaps were $162 million with $2 million classified in Other Current Assets and $160 million classified in Other Assets.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commercial Paper and Credit Facilities

Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days. At September 30, 2008, the Company had $586 million outstanding commercial paper with interest rates ranging from 4.5% to 7.1%.

In November 2008, the Company entered into a $750 million 364-day revolving bank credit facility which replaced the $1.5 billion 364-day revolving bank credit facility entered into in November 2007.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. These credit facilities support the Company’s commercial paper program and are available for general working capital purposes.

At September 30, 2008, the Company had no amounts outstanding under its credit facilities.

Long-Term Debt

In February 2008, the Company issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.1% at September 30, 2008.

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

In November 2007, the Company issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In February 2008, the Company completed an exchange offer in which then-existing noteholders exchanged each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act.

In June 2007, the Company issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to LIBOR and had an interest rate of 3.4% at September 30, 2008. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In February 2008, the Company completed an exchange offer in which then-existing noteholders exchanged each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s debt arrangements and credit facilities contain various covenants, the most restrictive of which require the Company to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. The Company was in compliance with the requirements of all debt covenants as of September 30, 2008. On August 28, 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Derivative Instruments and Hedging Activities

To more closely align interest expense with interest income received on the Company’s cash equivalent and investment balances, the Company has entered into interest rate swap agreements to convert the majority of its interest rate exposure from fixed rates to floating rates. The interest rate swap agreements have aggregate notional amounts of $5.7 billion and $5.6 billion at September 30, 2008 and December 31, 2007, respectively. The floating rates are benchmarked to LIBOR. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under FAS 133, whereby the hedges are reported in the Company’s Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. There have been no net gains or losses recognized in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2008, the fair values of the interest rate swaps were $162 million with $2 million classified in Other Current Assets and $160 million classified in Other Assets. At December 31, 2007, the entire fair value of the interest rate swaps of $151 million was in an asset position and classified within debt in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2008, the rates on these instruments ranged from 2.7% to 4.0%.

8.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a common share repurchase program (the Repurchase Program). The objectives of the Repurchase Program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2008, the Company repurchased 64 million shares, which were settled on or before September 30, 2008 at an average price of approximately $39 per share and an aggregate cost of approximately $2.5 billion. At September 30, 2008, the Company had Board of Directors’ authorization to purchase up to an additional 110 million shares of its common stock.

9.    Share-Based Compensation

As of September 30, 2008, the Company had approximately 56.5 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 20.2 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s existing share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the nine months ended September 30, 2008 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Period	160,653	$34
Granted	14,453	34
Exercised	(5,697)	16
Forfeited	(5,912)	49

Outstanding at End of Period	163,497	$34

Exercisable at End of Period	115,495	$29

At September 30, 2008, outstanding stock options and SARs had an aggregate intrinsic value of $630 million, and a weighted-average remaining contractual life of 5.1 years. At September 30, 2008, exercisable stock options and SARs had an aggregate intrinsic value of $630 million, and a weighted-average remaining contractual life of 3.9 years.

To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using an option-pricing model. For purposes of estimating the fair value of the Company’s employee stock option and SAR grants, the Company uses a binomial model. The principal assumptions the Company used in applying the option-pricing models were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk Free Interest Rate	1.7% - 4.0%	4.6% - 5.0%	1.7% - 4.1%	4.6% - 5.2%
Expected Volatility	34.1%	25.5%	28.8%	24.1%
Expected Dividend Yield	0.1%	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%	5.0%
Expected Life in Years	4.3	4.1	4.3	4.1

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on a blend of the implied volatilities from traded options on the Company’s common stock and the historical volatility of the Company’s common stock. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average fair value of stock options and SARs granted in the three and nine months ended September 30, 2008 was $8 and $9 per share, respectively. The weighted-average fair value of stock options and SARs granted in the three and nine months ended September 30, 2007 was $13 and $14 per share, respectively. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2008 was $39 million and $116 million, respectively. The total intrinsic value of options and SARs exercised during the three and nine months ended September 30, 2007 was $203 million and $862 million, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is determined based upon the fair value of each award on the date of grant. Restricted share activity for the nine months ended September 30, 2008 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at Beginning of Period	738	$59
Granted	5,903	35
Vested	(120)	43
Forfeited	(82)	42

Nonvested at End of Period	6,439	$37

The total fair value of restricted shares vested during the three and nine months ended September 30, 2008 was $1 million and $5 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and nine months ended September 30, 2008, the Company recognized compensation expense related to its share-based compensation plans of $85 million ($55 million net of tax effects) and $231 million ($153 million net of tax effects), respectively. For the three and nine months ended September 30, 2007, the Company recognized compensation expense of $95 million ($60 million net of tax effects) and $445 million ($287 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2008, there was $591 million of total unrecognized compensation expense related to share-based awards that is expected to be recognized over a weighted-average period of approximately 1.5 years.

For the three and nine months ended September 30, 2008, the income tax benefit realized from share-based awards was $12 million and $39 million, respectively. For the three and nine months ended September 30, 2007, the income tax benefit realized from share-based awards was $72 million and $314 million, respectively.

Included in the share-based compensation expense for the nine months ended September 30, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to the Company’s historical stock option practices. As part of its review of the Company’s historical stock option practices, the Company determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of the Company’s common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

on a quarterly basis upon vesting of the applicable awards. The first payment of $110 million was made to optionholders in January 2008 for options that vested through December 31, 2007. Payments of $6 million were made to optionholders in 2008 for options that vested through September 30, 2008. Aggregate future payments will be $27 million, assuming all applicable options vest during 2008 and 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

The $176 million Section 409A charge includes $87 million of expense ($55 million net of tax benefit) for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expense ($57 million net of tax benefit) for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded in the corporate segment.

10.     Fair Value Measurements

The Company adopted FAS 157, subject to the deferral provisions of FSP 157-2 as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements, as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

Level 1 — Quoted (unadjusted) prices for identical assets in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time, etc.);

•	Inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third party pricing service (pricing service), which generally uses Level 1 or Level 2 inputs for the determination of fair value in accordance with FAS 157. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. As a result of these reviews, the Company has not historically adjusted the prices obtained from the pricing service.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents information about the fair value of the Company’s financial assets, excluding AARP, at September 30, 2008, according to the valuation techniques the Company used to determine their fair values. See Note 11 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash and Cash Equivalents	$4,499	$1,582	$—	$6,081
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	946	392	—	1,338
State and Municipal obligations	—	6,536	—	6,536
Corporate obligations	3	2,560	46	2,609
Mortgage-backed securities (a)	—	2,985	31	3,016

Total Debt Securities — Available for Sale	949	12,473	77	13,499
Equity Securities — Available for Sale	196	4	353	553

Total Cash, Cash Equivalents and Investments at Fair Value	5,644	14,059	430	20,133
Interest Rate Swaps	—	162	—	162

Total Assets at Fair Value	$5,644	$14,221	$430	$20,295

(a)	Includes Agency-backed mortgage pass-through securities.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.

Debt Securities. The estimated fair values of debt securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. Fair values of debt securities that do not trade on a regular basis in active markets are classified as Level 2.

Equity Securities. All equity securities are held as available-for-sale investments. The fair values of investments in venture capital portfolios are estimated using a market approach model that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values. Fair value estimates for publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated utilizing the terms of the swaps and publicly available market yield curves. Because the swaps are unique and are not actively traded, the fair values are classified as Level 2 estimates.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Level 3 activity for the three and nine months ended September 30, 2008 is summarized below:

(in millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at Beginning of Period	$415	$133
Purchases, net	14	221
Net Unrealized Gains	—	10
Net Realized Losses	(2)	(3)
Transfers into Level 3	3	69

Balance at End of Period	$430	$430

Net realized losses were included in Investment and Other Income in the Condensed Consolidated Statements of Operations.

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

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2008, respectively, and $1.4 billion and $4.0 billion for the three and nine months ended September 30, 2007, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. In January 2008, $127 million in cash was transferred out of the RSF to an external insurance entity that offers an AARP branded age 50 to 64 comprehensive product. The Company believes the RSF balance at September 30, 2008 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Upon adoption of FAS 159 on January 1, 2008, the Company elected to measure the entirety of the AARP Assets Under Management on a fair value basis. The adoption impact was not material to the Company.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Accounts Receivable	$474	$459
Assets Under Management	2,081	2,176
Other Assets	32	—
Medical Costs Payable	1,163	1,109
Accounts Payable and Accrued Liabilities	15	33
Other Policy Liabilities	1,005	1,132
Unearned Premiums	404	361

At September 30, 2008, the fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, and the fair value of Other Assets were classified in accordance with the fair value hierarchy as discussed in Note 10 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash and Cash Equivalents	$182	$44	$—	$226
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	295	346	—	641
State and Municipal obligations	—	6	—	6
Corporate obligations	—	655	—	655
Mortgage-backed securities (a)	—	553	—	553

Total Debt Securities — Available for Sale	295	1,560	—	1,855

Total Cash and Investments	477	1,604	—	2,081

Other Assets	—	—	32	32

Total Assets at Fair Value	$477	$1,604	$32	$2,113

(a)	Includes Agency-backed mortgage pass-through securities.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

At December 31, 2007, prior to the adoption of FAS 159 on January 1, 2008, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$441	$—	$—	$441
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	621	22	—	643
State and Municipal obligations	25	—	—	25
Corporate obligations	555	5	(7)	553
Mortgage-backed securities (a)	514	3	(3)	514

Total Debt Securities — Available for Sale	1,715	30	(10)	1,735

Total Cash and Investments	$2,156	$30	$(10)	$2,176

(a)	Includes Agency-backed mortgage pass-through securities.

12.    Income Taxes

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by approximately $50 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

13.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Net Earnings	$920	$1,283	$2,251	$3,438
Unrealized holding (losses) gains on investment securities arising during the period, net of tax (benefit) expense of ($98), $51, ($136) and $15, respectively	(176)	92	(243)	30
Reclassification adjustment for net realized losses (gains) included in net earnings, net of tax benefit (expense) of $16, ($4), ($21) and ($13), respectively	29	(8)	(37)	(23)

Comprehensive Income	$773	$1,367	$1,971	$3,445

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.    Segment Financial Information

During the fourth quarter of 2007, the Company completed the transition to its new segment reporting structure which reflects how its chief operating decision maker manages the Company’s business. The Company’s reporting structure has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare (including UnitedHealthcare National Accounts, formerly Uniprise) and Public and Senior Markets Group (Ovations and AmeriChoice);

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in Ovations).

Historical financial data for the three and nine months ended September 30, 2007 were revised to reflect the change to the Company’s segment operating and financial reporting structure.

The following is a description of the types of products and services from which each of the Company’s business segments derives its revenues:

•

Health Care Services includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, similar products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including our contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for the public sector, small- and mid-sized employers and individuals nationwide. UnitedHealthcare National Accounts delivers health care and well-being services to large national employers and to other health care organizations. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (SCHIP) and other government-sponsored health care programs.

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

Transactions between business segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. All material intersegment transactions are eliminated in consolidation.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents segment financial information for the three and nine months ended September 30, 2008 and 2007:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three months ended September 30, 2008
Revenues — External Customers	$18,687	$656	$252	$418	$—	$20,013
Revenues — Intersegment	—	624	131	2,652	(3,407)	—
Investment and Other Income	128	14	—	1	—	143

Total Revenues	$18,815	1,294	383	3,071	(3,407)	20,156

Earnings from Operations	$1,285	$175	$57	$91	$(10)	$1,598

Three months ended September 30, 2007
Revenues — External Customers	$17,327	$614	$219	$217	$—	$18,377
Revenues — Intersegment	—	602	125	3,029	(3,756)	—
Investment and Other Income	276	23	—	3	—	302

Total Revenues	$17,603	$1,239	$344	$3,249	$(3,756)	$18,679

Earnings from Operations	$1,788	$224	$66	$77	$—	$2,155

Nine months ended September 30, 2008
Revenues — External Customers	$56,185	$1,984	$730	$1,171	$—	$60,070
Revenues — Intersegment	—	1,872	396	8,272	(10,540)	—
Investment and Other Income	592	63	—	7	—	662

Total Revenues	$56,777	$3,919	$1,126	$9,450	$(10,540)	$60,732

Earnings from Operations	$3,800	$541	$153	$283	$(793)	$3,984

Nine months ended September 30, 2007
Revenues — External Customers	$52,836	$1,837	$587	$601	$—	$55,861
Revenues — Intersegment	—	1,764	303	9,322	(11,389)	—
Investment and Other Income	791	65	—	9	—	865

Total Revenues	$53,627	$3,666	$890	$9,932	$(11,389)	$56,726

Earnings from Operations	$4,994	$656	$146	$191	$(176)	$5,811

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

(Unaudited)

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

A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. On February 6, 2007, the state court judge entered an order staying the action pending resolution of the Special Litigation Committee process. On June 25, 2007, the state court judge entered an order modifying the stay to allow plaintiffs’ counsel to access documents produced in the federal derivative action described above.

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the United States District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. The Minnesota Supreme Court answered that question on August 14, 2008, holding that the Minnesota business judgment rule requires a court to defer to a Special Litigation Committee’s decision to settle a shareholder derivative suit if the members of the Special Litigation Committee were disinterested and independent and the investigative procedures were adequate and pursued in good faith. On October 16, 2008, the Special Litigation Committee filed a motion with the federal court for preliminary approval of its recommended disposition of the derivative claims and for dismissal of those claims. The federal and state courts overseeing the derivative actions have scheduled a joint hearing on December 12, 2008, to consider the Special Litigation Committee’s report.

In connection with the departure of Dr. McGuire, the United States District Court for the District of Minnesota issued an Order on November 29, 2006, preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements. The original Order has been extended numerous times. On December 26, 2007, the court extended the Order indefinitely pending the Minnesota Supreme Court’s response to the certified question described above. On September 22, 2008, the federal court issued an order releasing the injunction as to some of those stock options.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleges that defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. The action seeks unspecified money damages and equitable relief. The court has

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

denied defendants’ motion to dismiss the complaint and plaintiffs’ motion for partial summary judgment on the Section 11 claim. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit. The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Under the terms of the proposed settlement, the Company has paid $895 million into a settlement fund for the benefit of class members. In addition to the payment to the settlement fund, the Company will also supplement the substantial changes it has already implemented in its corporate governance policies with additional changes and enhancements. The proposed settlement, which has been approved by the boards of directors of CalPERS and the Company, is subject to completion of final documentation, and preliminary and final court approval. Further, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement.

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

On August 28, 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, the Company filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that the Company was not in default under the terms of the indenture. On or about November 2, 2006, the Company received a purported notice of acceleration from the same holders that purports to declare an acceleration of the Company’s 5.8% Senior Unsecured Notes due March 15, 2036 as a result of the Company’s failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On March 10, 2008, the court granted summary judgment for the Company and dismissed the bondholders’ counterclaims, holding that the delay in filing the Company’s Form 10-Q did not constitute a default under the Indenture. The bondholders are appealing the ruling to the Eighth Circuit Court of Appeals. Should the Company ultimately be unsuccessful in this matter, the Company may be required to retire all or a portion of the $850 million of its 5.8% Senior Unsecured Notes due March 2036.

In addition, the Company may be subject to additional litigation or other proceedings or actions arising out of the Company’s historical stock option practices and the related restatement of its historical consolidated financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against UnitedHealthcare, PacifiCare, and virtually all major entities in the health benefits business. These lawsuits were consolidated in a multi-district litigation in the Southern District Court of Florida. The health care provider plaintiffs alleged statutory violations, including violations of the Racketeer Influenced Corrupt Organization Act (RICO) in connection with alleged undisclosed reimbursement policies. Other allegations included breach of state prompt payment laws and breach of contract claims for failure to timely reimburse health care providers for medical services rendered. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The trial court granted the health care providers’ motion for class certification. The Eleventh Circuit Court of Appeals affirmed the class action status of certain of the RICO claims, but reversed as to the breach of contract, unjust enrichment and prompt payment claims. Most of the co-defendants have settled. On January 31, 2006, the trial court dismissed all claims against PacifiCare, and on June 19, 2006, the trial court dismissed all claims against UnitedHealthcare brought by the lead plaintiffs. On June 13, 2007, the Eleventh Circuit Court of Appeals affirmed those decisions. Included in the multidistrict litigation are tag-along lawsuits which contain claims against the Company similar to the claims dismissed in the lead case. The tag-along cases were stayed pending resolution of the lead case. The plaintiffs in a number of the tag-along cases have since sought to remand the cases to alternate forums. The Company opposed these efforts and moved the court to apply its June 2006 summary judgment ruling, and its other applicable pretrial rulings, to those cases. During the week of August 14, 2008, the trial court granted the Company’s motions to dismiss seven of the tag-along lawsuits based upon its June 2006 summary judgment ruling and other pre-trial rulings. Plaintiffs have subsequently challenged the trial court’s rulings in appeals to the Eleventh Circuit. In addition, in an eighth tag-along lawsuit, the trial court dismissed all but one breach of contract claim that will be compelled to arbitration. The trial court is still considering motions by plaintiffs and the Company in three other tag-along lawsuits before it. The Company is vigorously defending against the remaining claims.

AMA Litigation. On March 15, 2000, the American Medical Association (AMA) filed a lawsuit against the Company and affiliated entities, such as UnitedHealthcare, in state court in New York. The Company removed the case to the United States District Court for the Southern District of New York. The suit originally alleged causes of action based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On May 26, 2004, the Company filed a motion for partial summary judgment seeking the dismissal of certain claims and

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

parties. On June 15, 2007, the trial court granted part of the Company’s motion for summary judgment. The Court ruled that AMA does not have standing to pursue ERISA claims for benefits on behalf of their physician members. The Court also ruled that the subscriber plaintiffs (and physician plaintiffs with valid assignments from subscribers) can only seek monetary damages under ERISA for those reimbursements that were actually appealed through the health plans’ appeal processes. The Court found that such appeals are not “futile,” as plaintiffs alleged. Finally, the Court found that the health care providers and plan participants have no standing to bring a claim where the health care provider waived its right to collect the balance from the subscriber. While these decisions narrow the case, they do not resolve the non-ERISA claims or ERISA breach of fiduciary duty claims. On July 10, 2007, plaintiffs filed a fourth amended complaint adding RICO and antitrust claims and realleging several of their prior ERISA and state law claims. On September 24, 2007, the Company moved to dismiss the RICO and antitrust claims in the fourth amended complaint. On January 11, 2008, the parties finalized briefing on the motion to dismiss. On February 21, 2008, 17 hospitals and facilities, including Jamaica Hospital Medical Center, Inc. and Flushing Hospital Medical Center, Inc., filed a joint motion to intervene in the case, alleging RICO, antitrust and state law claims. The Company has opposed intervention by the parties.

Jamaica Hospital Medical Center, Flushing Hospital Medical Center and Brookdale University Hospital and Medical Center have also filed a separate lawsuit in New York state court alleging violations of the New York False Claims Act in connection with the Company’s calculation of out-of-network reimbursement. On August 22, 2008, the trial court granted in part and denied in part the Company’s motion to dismiss the RICO and anti-trust claims asserted in plaintiffs’ fourth amended complaint. The trial court dismissed any RICO claims based on injuries prior to July 12, 2000 as well any RICO claims based on unexhausted claims for benefits. The trial court also dismissed some additional ERISA claims asserted in the fourth amended complaint. The trial court denied the motion as to the anti-trust claims. On September 8, 2008, the provider plaintiffs filed a motion to reconsider the court’s rulings as to dismissal of their ERISA claims for benefits. In addition, on September 22, 2008, the hospitals filed a second amended complaint. On October 20, 2008, the Company filed a motion to dismiss the second amended complaint. The Company is currently awaiting the court’s ruling on the motion to dismiss and is vigorously defending against the remaining AMA claims and the new lawsuit by the hospitals.

NYAG Investigation. On February 13, 2008, the New York Attorney General (NYAG) announced that (1) his office is conducting an industry-wide investigation into health insurers’ provider reimbursement practices; (2) his office has issued subpoenas to 16 health insurance companies in connection with such investigation, including one of the Company’s subsidiaries; and (3) his office intends to file suit against UnitedHealth Group and four of the Company’s subsidiaries. On the same day, the NYAG served the Company with a notice of his office’s intent to initiate litigation (the Notice) based on allegedly fraudulent and deceptive practices in determining out-of-network reimbursements for health benefits in New York State. The Notice states that the NYAG will be pursuing restitution, injunctive relief, damages, and civil penalties. We remain in discussions with the NYAG regarding these matters. As described by the NYAG, the threatened claims appear to be similar to those asserted by the plaintiffs in the AMA lawsuit described above. No lawsuit has been filed by the NYAG against the Company as of November 6, 2008.

Since the NYAG’s initial announcement on February 13, 2008, additional lawsuits have been filed against the Company also challenging the Company’s “reasonable and customary” determinations for out-of-network health care providers. The Company is vigorously defending these lawsuits.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

For example, in 2007, the California Department of Managed Health Care and the California Department of Insurance examined the Company’s PacifiCare health plans in California. The examination findings related to claims processing accuracy and timeliness, accurate and timely interest payments, timely implementation of provider contracts, timely, accurate provider dispute resolution, and other related matters. The California Department of Managed Health Care has assessed a penalty of $3.5 million related to its findings, of which the Company has paid $2.0 million and is disputing the remaining $1.5 million penalty. The California Department of Insurance, however, has not yet levied a financial penalty related to its findings. The Company is working closely with both departments to resolve any outstanding issues arising from the findings of the examinations of its PacifiCare health plans in California.

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

Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material adverse effect on the Company’s financial results. The CMS audit may result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes.

Summary results of our quarter ended September 30, 2008 include:

•	Diluted net earnings per common share of $0.75, a decrease of 21% from $0.95 per share reported in the third quarter of 2007.

•	Consolidated revenues of $20.2 billion increased $1.5 billion, or 8%, over the third quarter of 2007.

•	Earnings from operations of $1.6 billion decreased $0.6 billion, or 26%, over the comparable prior year period.

•	Cash flows from operations were $1.8 billion during the third quarter of 2008, an increase of $1.2 billion, or 241%, compared to $516 million during the third quarter of 2007.

•	The consolidated medical care ratio of 81.7% increased from 79.5% in the third quarter of 2007.

•	The operating margin of 7.9% for the third quarter of 2008 decreased from 11.5% in the third quarter of 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2008	2007	Percent Change	2008	2007	Percent Change
Revenues	$20,156	$18,679	8%	$60,732	$56,726	7%
Earnings from Operations	$1,598	$2,155	(26)%	$3,984	$5,811	(31)%
Net Earnings	$920	$1,283	(28)%	$2,251	$3,438	(35)%
Diluted Net Earnings Per Common Share	$0.75	$0.95	(21)%	$1.80	$2.50	(28)%
Medical Care Ratio	81.7%	79.5%		82.4%	80.8%
Operating Cost Ratio	14.8%	14.0%		15.8%	13.9%
Return on Equity (annualized)	18.7%	24.6%		15.2%	21.9%
Operating Margin	7.9%	11.5%		6.6%	10.2%

Results for the nine months ended September 30, 2008 include pre-tax costs of $882 million ($555 million net of tax benefit) for settlement of two class action lawsuits related to our historical stock option practices and related legal costs partially offset by a $185 million ($116 million net of tax expense) reduction in operating costs for proceeds from the sale of certain assets and membership in the individual Medicare Advantage business in Nevada. These matters are discussed more fully in “Operating Costs.”

Results for the nine months ended September 30, 2007 include $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of Section 409A of the Internal Revenue Code (Section 409A) involving our payment of certain optionholders’ tax obligations under Section 409A for options exercised in 2006 and early 2007 as well as the modification expense for increasing the exercise price of unexercised stock options granted to nonexecutive officer employees. These matters are discussed more fully in “Operating Costs.”

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

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependents. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions PBM business, revenues are derived from both products sold and administrative services. Product revenues also include sales of Ingenix syndicated content products.

Consolidated revenues for the three and nine months ended September 30, 2008 of $20.2 billion and $60.7 billion, respectively, increased $1.5 billion, or 8%, and $4.0 billion, or 7%, over the comparable 2007 periods, primarily due to the increase in premium revenue in the Health Care Services segment. The 8% and 7% increases in consolidated revenues for the three and nine month periods ended September 30, 2008, respectively, include organic increases of 3% over both comparable 2007 periods. The following is a discussion of consolidated revenues for each of our revenue components.

Premium Revenues. Consolidated premium revenues for the three and nine months ended September 30, 2008 of $18.3 billion and $55.0 billion, respectively, increased by $1.3 billion, or 8%, and $3.2 billion, or 6%, over the comparable 2007 periods. The 8% and 6% increases in consolidated premium revenues for the three and nine month periods ended September 30, 2008, respectively, include organic increases of 4% over both comparable 2007 periods. Premium revenues generated by our Health Care Services segment increased $1.3 billion, or 8%, to

$17.7 billion and increased $3.1 billion, or 6%, to $53.3 billion, for the three and nine months ended September 30, 2008, respectively, as compared to the prior year periods. The revenue growth for both the three and nine month periods was primarily due to growth in individuals served by our Public and Senior Markets Group, premium rate increases for medical cost inflation and acquisitions completed in 2008, partially offset by a decline in individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans. The remaining increase in consolidated premium revenues was primarily due to an increased number of individuals served by the OptumHealth segment.

Service Revenues. Service revenues for the three and nine months ended September 30, 2008 totaled $1.3 billion and $3.9 billion, respectively, an increase of $133 million, or 12%, and $451 million, or 13%, over the comparable 2007 periods. The increase was driven by an increased number of individuals served by fee-based product arrangements in the Health Care Services segment, primarily due to the Fiserv Health acquisition. Also, our Ingenix segment generated service revenue growth from its health intelligence and contract research businesses as well as from businesses acquired since the beginning of 2007.

Product Revenues. Product revenues for the three and nine months ended September 30, 2008 totaled $432 million and $1.2 billion, respectively, an increase of $193 million, or 81%, and $548 million, or 86%, over the comparable 2007 periods, primarily through our acquisition of the PBM business of Fiserv Health.

Investment and Other Income. Investment and other income for the three and nine months ended September 30, 2008 decreased $159 million and $203 million, respectively, over the comparable 2007 periods. Lower investment yields and decreased investment balances were primarily responsible for the decreases in both periods. For the three and nine months ended September 30, 2008, we incurred other-than-temporary impairment charges of $53 million and $59 million, respectively, primarily due to the adverse market conditions that existed in the latter part of the quarter. This compared to other-than-temporary impairments of $1 million in both comparable 2007 periods.

Medical Costs

Medical costs for the three and nine months ended September 30, 2008 were $14.9 billion and $45.3 billion, respectively, an increase of $1.4 billion, or 11%, and $3.5 billion, or 8%, over the comparable 2007 periods, primarily due to medical cost inflation, acquisitions completed in 2008 and growth in Ovations products, partially offset by a decrease in the number of individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans.

The combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts is reflected in the medical care ratio, calculated as medical costs as a percentage of premium revenues. Our consolidated medical care ratios for the three and nine months ended September 30, 2008 of 81.7% and 82.4%, respectively, increased 220 basis points and 160 basis points from 79.5% and 80.8% in the comparable 2007 periods, primarily driven by SecureHorizons Medicare Advantage products, where risk-adjusted revenue yields have been lower than anticipated, gross margin pressures in Special Needs Plans and reduced gross margin performance in Medicare Part D prescription drug plans, particularly in the lower income, government-subsidized population. Also contributing to the increase in consolidated medical care ratios were UnitedHealthcare’s premium yield increases that did not fully match medical cost trend and an increased mix effect from low margin national account pharmaceutical benefit business.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for the three months ended September 30, 2008 included approximately $10 million in net favorable medical cost development related to prior fiscal years and approximately $120 million of net favorable medical cost development related to the first and second quarters of 2008. Medical costs for the three months ended September 30, 2007 included approximately $70 million in net favorable medical cost development related to prior fiscal years and approximately $70 million of net favorable medical cost development related to the first and second quarters of 2007. For the nine months ended September 30, 2008 and 2007, medical costs included approximately $210 million and $350 million, respectively, of net favorable medical cost development related to prior fiscal years.

Operating Costs

The operating cost ratio, calculated as operating costs as a percentage of total revenues, for the three and nine months ended September 30, 2008 was 14.8% and 15.8%, respectively, up from 14.0% and 13.9% in the comparable 2007 periods. The increase included certain charges that increased operating costs as discussed below, costs for anticipated revenue growth that did not fully materialize and a change in business mix towards fee-based businesses, including the Fiserv Health acquisition. Operating costs for the three and nine months ended September 30, 2008 totaled $3.0 billion and $9.6 billion, respectively, an increase of $358 million, or 14%, and $1.7 billion, or 22%, over the comparable 2007 periods, due to the above-referenced factors impacting the operating cost ratios.

Operating costs for the three months ended September 30, 2008 include $50 million related to estimated costs to conclude a legal matter, offset by $40 million from a change in the estimate of the net costs to settle two class action lawsuits related to our historical stock option practices. These amounts have been recorded in the corporate segment.

Operating costs for the nine months ended September 30, 2008 include the items recorded in the three months ended September 30, 2008, described above, as well as $922 million of expenses recorded in the second quarter for the proposed settlements of two class action lawsuits described above and related legal costs, net of expected insurance proceeds. For detail on the proposed settlements, see Note 15 of Notes to the Condensed Consolidated Financial Statements. This amount has been recorded in the corporate segment.

Operating costs for the nine months ended September 30, 2008 also include a $185 million reduction in expenses for proceeds from the sale of certain assets and membership of our individual Medicare Advantage HMO plans in Clark and Nye Counties, Nevada relating to the Sierra acquisition. This amount has been recorded in the corporate segment.

Operating costs for the nine months ended September 30, 2007 include $176 million of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A to our historical stock option practices. The $176 million Section 409A charge includes $87 million of expenses for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expenses for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded in the corporate segment. For an expanded discussion of our Section 409A charges, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

Cost of Products Sold

Cost of products sold for the three and nine months ended September 30, 2008 totaled $387 million and $1.1 billion, respectively, an increase of $181 million, or 88%, and $508 million, or 91%, over the comparable 2007 periods, due to increased prescription volume at our Prescription Solutions segment, primarily related to the Fiserv Health acquisition.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2008 was $254 million and $722 million, respectively, an increase of $52 million and $133 million from $202 million and $589 million for the comparable 2007 periods. The increase was primarily related to higher levels of computer equipment and capitalized software as a result of technology development and enhancements, as well as additional amortization from finite-lived intangible assets related to recent business acquisitions.

Interest Expense

Interest expense of $166 million and $484 million for the three and nine months ended September 30, 2008, respectively, increased $24 million and $93 million from $142 million and $391 million for the comparable 2007 periods. The increase in both periods was due to an increase in our debt outstanding, which was partially offset by lower interest rates on our floating-rate debt.

Income Taxes

Our effective income tax rate was 35.8% and 35.7% for the three and nine months ended September 30, 2008, respectively, as compared to 36.3% and 36.6% for the comparable 2007 periods, primarily due to lower earnings resulting in an increased proportion of tax-free investment income to total earnings.

Business Segments

During the fourth quarter of 2007, we completed the transition to our new segment reporting structure which reflects how our chief operating decision maker manages our business. Our reporting structure has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare (including UnitedHealthcare National Accounts, formerly Uniprise) and Public and Senior Markets Group (Ovations and AmeriChoice);

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions (formerly included in Ovations).

Historical financial data for the three and nine months ended September 30, 2007 was revised to reflect the change to our segment operating and financial reporting structure.

Transactions between business segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. All material intersegment transactions are eliminated in consolidation.

The following summarizes the operating results of our business segments for the three and nine months ended September 30, 2008 as compared to September 30, 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Revenues
Health Care Services	$18,815	$17,603	7%	$56,777	$53,627	6%
OptumHealth	1,294	1,239	4%	3,919	3,666	7%
Ingenix	383	344	11%	1,126	890	27%
Prescription Solutions	3,071	3,249	(5)%	9,450	9,932	(5)%
Eliminations	(3,407)	(3,756)	nm	(10,540)	(11,389)	nm

Consolidated Revenues	$20,156	$18,679	8%	$60,732	$56,726	7%

Earnings from Operations
Health Care Services	$1,285	$1,788	(28)%	$3,800	$4,994	(24)%
OptumHealth	175	224	(22)%	541	656	(18)%
Ingenix	57	66	(14)%	153	146	5%
Prescription Solutions	91	77	18%	283	191	48%
Corporate	(10)	—	nm	(793)	(176)	nm

Consolidated Earnings from Operations	$1,598	$2,155	(26)%	$3,984	$5,811	(31)%

nm = not meaningful

Health Care Services

The Health Care Services segment had revenues for the three and nine months ended September 30, 2008 of $18.8 billion and $56.8 billion, respectively, representing an increase of $1.2 billion, or 7%, and $3.2 billion, or 6%, over the comparable 2007 periods. The revenue growth for both periods was primarily due to growth in individuals served by our Public and Senior Markets Group, premium rate increases for medical cost inflation and the 2008 acquisitions of Sierra, Fiserv Health, and Unison, offset by an organic decline in individuals served through commercial risk-based products and stand-alone Medicare Part D products and a decrease in investment income. UnitedHealthcare revenues for the three and nine months ended September 30, 2008 of $10.5 billion and $31.3 billion, respectively, increased over the comparable 2007 periods by $389 million, or 4%, and $1.1 billion, or 4%. The increases were primarily due to premium rate increases for medical cost inflation and the acquisitions of Sierra and Fiserv Health, offset by the impact of the decline in individuals served through risk-based product offerings. Ovations revenues for the three and nine months ended September 30, 2008 of $6.7 billion and $21.2 billion, respectively, increased over the comparable 2007 periods by $328 million, or 5%, and $1.0 billion, or 5%. The increases were primarily due to an increase in individuals served with the standardized Medicare Supplement and Medicare Advantage products gained through both organic growth and the Sierra acquisition. In addition, Ovations revenues increased from premium rate increases, which were partially offset by a net organic decrease of 650,000 stand-alone Medicare Part D members primarily due to the reassignment by the Centers for Medicare and Medicaid Services (CMS) of certain dual-eligible low income beneficiaries based on annual price bids. AmeriChoice generated revenues of $1.7 billion and $4.3 billion for the three and nine months ended September 30, 2008, respectively, an increase of $495 million, or 43%, and $1.0 billion, or 31%, over the comparable 2007 periods, primarily due to an increase in the number of individuals served by Medicaid plans, premium rate increases and the acquisition of Unison in the second quarter of 2008.

The Health Care Services segment had earnings from operations of $1.3 billion and $3.8 billion for the three and nine months ended September 30, 2008, respectively, representing a decrease of $503 million, or 28%, and $1.2 billion, or 24%, from the comparable 2007 periods. The decrease was primarily due to pressure on enrollment and gross margins in the UnitedHealthcare risk-based business and on gross margins in certain senior market offerings, partially offset by acquisitions. The UnitedHealthcare medical care ratio increased to 83.8% in the third quarter of 2008 from 82.0% in the prior year third quarter. This increase was primarily driven by the effects of a competitive pricing environment where price increases, net of customer benefit package changes, did not fully match the rise in medical costs, and an increased mix of national account pharmaceutical benefit business. Health Care Services’ operating margins for the three and nine months ended September 30, 2008 were 6.8% and 6.7%, respectively, representing decreases of 340 basis points and 260 basis points from the comparable 2007 periods. These decreases were primarily driven by the increases in medical costs as discussed more fully in “Medical Costs” above.

The following table summarizes individuals served by Health Care Services, by major market segment and funding arrangement, at September 30, 2008 and 2007:

(in thousands)	2008		2007
Commercial Risk-based	10,495		10,880
Commercial Fee-based	15,975	(1)	14,695

Total Commercial	26,470		25,575

Medicare Advantage	1,480		1,370
Medicaid	2,340	(1)	1,700
Standardized Medicare Supplement	2,510		2,370

Total Public and Senior	6,330		5,440

Total Health Care Services Medical Benefits	32,800		31,015

(1)	Excludes 170,000 members affiliated with a large public sector employer that had notified Fiserv Health (prior to acquisition) of its intent to terminate its relationship effective December 2008. In addition, excludes 70,000 fee-based Medicaid individuals affiliated with a customer that had notified Unison (prior to acquisition) of its intent to terminate its relationship effective October 2008.

The number of individuals served with commercial products at September 30, 2008 increased by 895,000 members, or 3%, over September 30, 2007. The increase was due to acquisitions, which included the addition of 1,315,000 members from Fiserv Health in fee-based products and the addition of 310,000 risk-based individuals gained through the Sierra acquisition. These additions were partially offset by a net decline in individuals served with commercial products of 730,000, or 3%, from September 30, 2007, primarily due to a decline in individuals served with commercial risk-based products from the PacifiCare businesses and the impact of a competitive commercial risk-based pricing environment. The number of individuals served by Medicare Advantage products at September 30, 2008 increased by 110,000 members, or 8%, from September 30, 2007 through the addition of 60,000 seniors from our acquisition of Sierra and organic net growth of 50,000 seniors. Medicaid enrollment grew 640,000 individuals, or 38%, between the two periods due to the addition of 320,000 and 60,000 individuals from our Unison and Sierra acquisitions, respectively, and strong organic growth.

OptumHealth

OptumHealth revenues for the three and nine months ended September 30, 2008 were $1.3 billion and $3.9 billion, respectively, an increase of $55 million, or 4%, and $253 million, or 7%, over the comparable 2007 periods. The higher revenues were driven by premium rate increases for medical cost inflation and an increased number of consumers served by this segment. OptumHealth provided services to approximately 60 million consumers at September 30, 2008, an increase of approximately 1.1 million individuals year-over-year.

Earnings from operations for the three and nine months ended September 30, 2008 were $175 million and $541 million, respectively, a decrease of $49 million, or 22%, and $115 million, or 18%, over the comparable 2007 periods, due to the increased costs for risk-based behavioral and specialty benefits businesses and the mix of continued growth in lower margin business. OptumHealth’s operating margins for the three and nine months ended September 30, 2008 were 13.5% and 13.8%, respectively, representing a decrease of 460 basis points and 410 basis points from the comparable 2007 periods, driven by the factors that decreased earnings from operations described previously.

Ingenix

Ingenix revenues for the three and nine months ended September 30, 2008 were $383 million and $1.1 billion, respectively, an increase of $39 million, or 11%, and $236 million, or 27%, over the comparable 2007 periods. This improvement was due to continued growth in its health intelligence and contract research businesses as well as from businesses acquired since the beginning of 2007. Earnings from operations for the three and nine months ended September 30, 2008 were $57 million and $153 million, respectively, a decrease of $9 million, or 14%, and an increase of $7 million, or 5%, over the comparable 2007 periods. Ingenix’s operating margins for the three and nine months ended September 30, 2008 were 14.9% and 13.6%, respectively, representing a decrease of 430 basis points and 280 basis points from the comparable 2007 periods, driven primarily by excess staffing costs during 2008 for certain research projects which were cancelled, impacting overall business profitability.

Prescription Solutions

Prescription Solutions revenues for the three and nine months ended September 30, 2008 of $3.1 billion and $9.5 billion, respectively, including intercompany revenues, decreased $178 million, or 5%, and $482 million, or 5%, over the comparable 2007 periods. The decreased revenues were primarily due to the reduction in the number of individuals served related to the reassignment of dual-eligible beneficiaries described above through Medicare Part D prescription drug plans by our Ovations business, which is the largest customer of this segment, and a shift from name brand pharmaceuticals towards generic utilization, partially offset by revenues related to the Fiserv Health acquisition. Intersegment revenues were eliminated in consolidation and amounted to $2.7 billion and $8.3 billion for the three and nine months ended September 30, 2008, respectively. The comparable eliminations for the three and nine months ended September 30, 2007 were $3.0 billion and $9.3 billion, respectively.

Prescription Solutions earnings from operations of $91 million and $283 million for the three and nine months ended September 30, 2008, respectively, increased $14 million, or 18%, and $92 million, or 48%, from the comparable 2007 periods primarily due to the Fiserv Health acquisition, gains in mail service drug fulfillment, and a continuing favorable mix shift to generic pharmaceuticals.

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

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which generally governs return objectives, regulatory limitations, tax implications and risk tolerances, which include diversification and maturity dates. Our long-term investments are also available for sale to meet short-term liquidity and other needs. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses in the form of capital expenditures, to expand our services through business acquisitions and to repurchase shares of our common stock, depending on market conditions.

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

Net cash flows from operating activities totaled $2.6 billion for the nine months ended September 30, 2008, as compared to $4.8 billion for the nine months ended September 30, 2007, a decrease of $2.2 billion, or 45%, primarily due to a decrease in net earnings of $1.2 billion and payments of $619 million, net of taxes, for the settlement of two class action lawsuits related to our historical stock option practices. For detail on these settlements, see Note 15 of Notes to the Condensed Consolidated Financial Statements.

At September 30, 2008, our cash, cash equivalent and available-for-sale investment balances of $20.1 billion included $6.1 billion of cash and cash equivalents, $13.5 billion of debt securities and $553 million of equity securities. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. Other sources of liquidity, primarily from operating cash flows, reduce the need to sell investments in adverse markets. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. See Note 10 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Included in the debt securities balance is $3.3 billion that is guaranteed by third parties. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted average credit rating of these securities both with and without the guarantee is “AA” as of September 30, 2008 for the securities for which such information is available. Our investment portfolio has a short average duration, a weighted average credit rating of “AA” as of September 30, 2008, and is diversified across market sectors and issuers as a means of managing market fluctuations.

Commercial Paper. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days. At September 30, 2008, we had $586 million outstanding commercial paper with interest rates ranging from 4.5% to 7.1%. This range in rates reflects increases in the market rates for Tier-2 credit-rated commercial paper over the final two weeks of the quarter.

Debt Transactions. In February 2008, we issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013,

$1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 4.1% at September 30, 2008.

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

In November 2007, we issued a total of $1.6 billion in senior unsecured debt, which included: $250 million of 5.1% fixed-rate notes due November 2010, $450 million of 5.5% fixed-rate notes due November 2012, $250 million of 6.0% fixed-rate notes due November 2017 and $650 million of 6.6% fixed-rate notes due November 2037. These notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (1933 Act). In February 2008, we completed an exchange offer in which then-existing noteholders exchanged each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act.

In June 2007, we issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to LIBOR and had an interest rate of 3.4% at September 30, 2008. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In February 2008, we completed an exchange offer in which then-existing noteholders exchanged each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act.

Derivative Instruments and Hedging Activities. To more closely align interest expense with interest income received on our cash equivalent and investment balances, we have entered into interest rate swap agreements to convert the majority of our interest rate exposure from fixed rates to floating rates. The interest rate swap agreements have aggregate notional amounts of $5.7 billion and $5.6 billion at September 30, 2008 and December 31, 2007, respectively. The floating rates are benchmarked to LIBOR. These interest rate swap agreements qualify as fair value hedges and are accounted for using the short-cut method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), whereby the hedges are reported in our Condensed Consolidated Balance Sheets at fair value, and the carrying value of debt is adjusted for an offsetting amount representing changes in fair value of these instruments attributable to the hedged risk. There have been no net gains or losses recognized in our Condensed Consolidated Statements of Operations. At September 30, 2008, the fair values of the interest rate swaps were $162 million with $2 million classified in Other Current Assets and $160 million classified in Other Assets. At December 31, 2007, the entire fair value of the interest rate swaps of $151 million was in an asset position and classified within debt in our Condensed Consolidated Balance Sheets. At September 30, 2008, the rates on these instruments ranged from 2.7% to 4.0%.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2008, we repurchased 64 million shares, which were settled on or before September 30, 2008 at an average price of approximately $39 per share and an aggregate cost of approximately $2.5 billion. At September 30, 2008, we had Board of Directors’ authorization to purchase up to an additional 110 million shares of our common stock.

Capital Resources

At September 30, 2008 and December 31, 2007, we had commercial paper and long-term debt outstanding of $12.8 billion and $11.0 billion, respectively. Our debt-to-total-capital ratio was 39.2% and 35.4% at September 30, 2008 and December 31, 2007, respectively. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities up to 270 days.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and economic and market conditions. For example, a significant downgrade in our credit ratings or conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. We have therefore adopted strategies and actions toward maintaining financial flexibility to mitigate the impact of such factors on our ability to raise capital.

Cash, Cash Equivalents and Investments. We maintained a strong liquidity position, with cash, cash equivalents and investments of $20.4 billion at September 30, 2008. As further described under “Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. At September 30, 2008, approximately $100 million of our $20.4 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and common stock repurchases.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the U.S. Securities and Exchange Commission (SEC) registering an unlimited amount of debt securities.

Credit Ratings. Currently, Standard & Poor’s rates our senior debt as “A-” with a negative outlook and our commercial paper as “A-2”. Fitch rates our senior debt as “A-” with a negative outlook and our commercial paper as “F-1”. Moody’s rates our senior debt as “Baa1” with a stable outlook and our commercial paper as “P-2”.

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. We were in compliance with the requirements of all debt covenants as of September 30, 2008. On August 28, 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Condensed Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Bank Credit Facilities. In November 2008, we entered into a $750 million 364-day revolving bank credit facility which replaced the $1.5 billion 364-day revolving bank credit facility entered into in November 2007.

In May 2007, we amended and restated our $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. These credit facilities support our commercial paper program and are available for general working capital purposes.

At September 30, 2008, we had no amounts outstanding under our credit facilities..

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

In 2008, based on 2007 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval is approximately $3.0 billion. As of September 30, 2008, our regulated subsidiaries have paid their parent companies dividends of $2.8 billion. In 2007, the maximum amount of dividends which could be paid without prior regulatory approval was $2.5 billion. $2.9 billion was paid to their parent companies, including $400 million of extraordinary dividends approved by state insurance regulators.

Contractual Obligations, Off-Balance Sheet Arrangements and Commitments

A summary of future obligations under our various contractual obligations, off-balance sheet arrangements and commitments at December 31, 2007 was disclosed in our 2007 Annual Report on Form 10-K filed with the SEC. During the nine months ended September 30, 2008, there were no significant changes to the amounts of these obligations other than those items disclosed under the “Liquidity, Financial Condition and Capital Resources” section. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications and may include acquisitions.

Medicare Part D Pharmacy Benefits Contract

We serve as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with CMS. We contract with CMS on an annual basis. Under Medicare Part D, members have access to a standard drug benefit that features a monthly premium, typically with an initial annual deductible, 67% insurance coverage by us up to an initial coverage limit of $2,510 of annual drug costs, no insurance coverage between $2,510 and $5,726, and catastrophic coverage for annual drug costs in excess of $5,726 covered approximately 80% by CMS, 15% by us and 5% by the member.

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

As a result of the Medicare Part D product benefit design, we incur a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,510 initial coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that entitle us to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year we record a net risk-share receivable from CMS in Other Current Assets in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to us under the risk-share contract provisions if the program was terminated based on estimated costs incurred through that interim period. Typically, those losses are expected to reverse in the second half of the year. See Note 2 of Notes to the Condensed Consolidated Financial Statements for further information related to our Medicare Part D Benefits Contract.

AARP

We provide health insurance products and services to members of AARP. These products and services are provided to supplement benefits covered under traditional Medicare (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products (the Program). Under the Program, we are compensated for transaction processing and other services as well as for assuming underwriting risk. We are also engaged in product development activities to complement the insurance offerings. Premium revenues from our portion of the Program were $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2008, respectively, and $1.4 billion and $4.0 billion for the three and nine months ended September 30, 2007, respectively.

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

Under separate trademark license agreements with AARP, we sell AARP-branded Medicare Prescription Drug benefit plans and Medicare Advantage plans. We pay AARP a license fee for the use of the trademark and member data and assume all operational and underwriting risks. See Note 11 of Notes to the Condensed Consolidated Financial Statements for further information related to AARP.

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for our fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. We do not expect the adoption of FSP 142-3 will have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is expected to expand our disclosures concerning derivative instruments upon adoption, including our interest rate swaps, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We are currently evaluating the impact of FAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for our fiscal year 2009 and must be applied prospectively. We do not expect the adoption of FAS 160 will have a material impact on our Consolidated Financial Statements.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods at September 30, 2008:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
(0.75)%	$143
(0.50)%	$95
(0.25)%	$47
0.25%	$(47)
0.50%	$(94)
0.75%	$(141)

Medical cost PMPM trend factors are the most significant factors we use in developing our medical costs payable estimates for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months at September 30, 2008:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
3%	$279
2%	$186
1%	$93
(1)%	$(93)
(2)%	$(186)
(3)%	$(279)

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

	Favorable Development	Increase (Decrease) to Medical Costs (a)		Medical Costs		Earnings from Operations
(in millions)				As Reported	As Adjusted (b)	As Reported	As Adjusted (b)
2005	$400	$(30)		$33,669	$33,639	$5,080	$5,110
2006	$430	$10		$53,308	$53,318	$6,984	$6,974
2007	$420	$210	(c)	$55,435	$55,645	$7,849	$7,639

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	For the nine months ended September 30, 2008, we recorded net favorable development of $210 million pertaining to 2007 and prior periods. The amount of prior period development in 2008 pertaining to all prior periods will likely change as our December 31, 2007 medical costs payable estimate continues to develop throughout 2008.

Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs at September 30, 2008, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims at September 30, 2008, however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our September 30, 2008 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance, third quarter 2008 net earnings would increase or decrease by $49 million and diluted net earnings per common share would increase or decrease by $0.04 per share.

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

Concentrations of Credit Risk

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. At September 30, 2008, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. At September 30, 2008, there were no other significant concentrations of credit risk.

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

Some factors that could cause results to differ materially from the forward-looking statements include: the potential consequences of the findings announced on October 15, 2006 of the investigation by an Independent Committee of directors of our historical stock option practices; the consequences of the restatement of our previous financial statements, related governmental reviews, including a formal investigation by the SEC, and review by the IRS, U.S. Congressional committees, U.S. Attorney for the Southern District of New York and Minnesota Attorney General, a related review by the Special Litigation Committee of the Company, and related shareholder derivative actions, including obtaining court approval of the settlement agreements between the Company and certain named defendants and the dismissal of the derivative claims against all named defendants, shareholder demands, and purported securities and Employee Retirement Income Security Act (ERISA) class actions, including the completion of final documentation relating to the settlement of the securities and ERISA class actions,and obtaining court approval of the proposed settlement of the securities and ERISA class actions, the resolution of matters currently subject to an injunction issued by the United States District Court for the District of Minnesota, a purported notice of acceleration with respect to certain of the Company’s debt securities based upon an alleged event of default under the indenture governing such securities, and recent management and director changes, and the potential impact of each of these matters on our business, credit ratings and debt; increases in health care costs that are higher than we anticipated in establishing our premium rates, including increased consumption or costs of medical services; heightened competition as a result of new entrants into our market, and consolidation of health care companies and suppliers; events that may negatively affect our contracts with AARP; uncertainties regarding changes in Medicare, including coordination of information systems and accuracy of certain assumptions; funding risks with respect to revenues received from Medicare and Medicaid programs; failure to achieve business growth targets, including membership and enrollment; increases in costs and other liabilities associated with increased litigation, legislative activity and government regulation and review of our industry; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; regulatory and other risks associated with the pharmacy benefits management industry; failure to maintain effective and efficient information systems, which could result in the loss of existing customers, difficulties in attracting new customers, difficulties in determining medical costs estimates and appropriate pricing, customer and physician and health care professional disputes, regulatory violations, increases in operating costs, or other adverse consequences; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; potential noncompliance by our business associates with patient privacy data; misappropriation of our proprietary technology; failure to complete or receive anticipated benefits of acquisitions; change in debt to total capital ratio that is lower or higher than we anticipated; and the potential consequences of the New York Attorney General’s investigation into our provider reimbursement practices.

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

Our primary market risks are exposures to (a) changes in interest rates that impact our interest income and expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

At September 30, 2008, approximately $6.1 billion of our financial investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, approximately $7.8 billion of our debt at September 30, 2008 was at interest rates that vary with market rates, either directly or through the use of interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. At September 30, 2008, approximately $13.8 billion of our investments were fixed-rate debt securities, and approximately $5.0 billion of our debt was fixed-rate term debt with no floating interest rate swap contracts. An increase or decrease in market interest rates will decrease or increase the fair value of such securities.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of September 30, 2008 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum	Fair Value of Financial Investments	Fair Value of Debt
2%	$122	$156	$(1,072)	$(686)
1%	61	78	(548)	(370)
(1)%	(61)	(78)	544	441
(2)%	(122)	(156)	1,075	974

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our fixed and floating rate assets and liabilities over time — either directly or through the use of interest rate swap contracts.

At September 30, 2008, we had $553 million of equity securities, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is included in Note 15 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements” of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC (2007 10-K) and the factors discussed in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (June 2008 10-Q), which could materially affect our business, financial condition or future results. The risks described in our 2007 10-K and June 2008 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2007 10-K and June 2008 10-Q, except that we added the following risk factor regarding the potential effect of adverse conditions in the global economy and extreme disruption of financial markets on our results of operations:

Adverse conditions in the global economy and extreme disruption of financial markets could adversely affect our revenues, sources of liquidity, investment portfolio and our results of operations

As widely reported, worldwide financial markets have been experiencing extreme disruption recently, including volatility in the prices of securities and severely diminished liquidity and availability of credit. These extreme events, along with a recession, inflation or other unfavorable changes in economic conditions, could adversely affect our business and results of operations.

For example, higher unemployment rates as a result of a prolonged economic downturn could lead to lower enrollment in our employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of our employer group plans. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, the economic downturn could negatively impact our employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by our customers. All of these could lead to a decrease in our membership levels and premium and fee revenues and could adversely affect our financial results. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other care providers and therefore could adversely affect our contracted rates with these parties and increase our medical costs.

A prolonged economic downturn could also adversely affect our revenues from governmental programs. During an economic downturn, state and federal budgets could be adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including the Medicare, Medicaid and State Medicaid Children’s Health Insurance Programs. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results.

The current economic crisis is causing contraction in the availability of credit in the marketplace. While our largest source of funding has historically been cash flow from operations, the commercial paper markets have been a source of liquidity for us and we continue to issue commercial paper, although at higher interest rates as a result of the diminished availability of credit. However, there can be no assurance that the commercial paper markets will continue to be a reliable source of short-term financing. If the commercial paper markets are unavailable or not cost effective, we would use cash on hand and/or draw on our contractually committed revolving credit facilities to refinance the commercial paper when it matures. However, there can be no assurance that, under extreme market conditions, such sources would be available or sufficient.

In addition, if the global capital markets continue to deteriorate, including if more financial institutions and companies file for bankruptcy protection, or are taken over by governmental authorities, and if the prices of securities continue to deteriorate and experience extreme volatility, our investment portfolio may be impacted. Some of our investments could further experience other-than-temporary declines in fair value, requiring us to record an impairment charge that could adversely impact our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Third Quarter 2008

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 31, 2008	5,109,091	(2)	$24.96	5,105,725	121,161,804
August 31, 2008	5,873,157	(3)	$30.40	5,871,845	115,289,959
September 30, 2008	5,207,022	(4)	$27.68	5,203,900	110,086,059

TOTAL	16,189,270		$27.81	16,181,470

(1)	In November 1997, the Company’s Board of Directors adopted a share repurchase program, which the Board evaluates periodically and renews as necessary. On October 30, 2007, our Board of Directors renewed and increased the Company’s common share repurchase program, under which up to 210 million shares of our common stock may be repurchased. There is no established expiration date for the program.
(2)	Represents 5,105,725 shares of our common stock repurchased during the period, and 3,366 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(3)	Represents 5,871,845 shares of our common stock repurchased during the period, and 1,312 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(4)	Represents 5,203,900 shares of our common stock repurchased during the period, of which 4,703,100 of these shares were settled for cash on or before September 30, 2008, and 3,122 shares of our common stock withheld by the Company, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

Item 6.	Exhibits*

The following exhibits are filed in response to Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Memorandum of Understanding, dated July 1, 2008, between and among California Public Employees’ Retirement System, Alaska Plumbing and Pipefitting Industry Trust, UnitedHealth Group Incorporated and certain individual defendants

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: November 7, 2008

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: November 7, 2008

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: November 7, 2008

EXHIBITS*

Exhibit Number	Description
3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Memorandum of Understanding, dated July 1, 2008, between and among California Public Employees’ Retirement System, Alaska Plumbing and Pipefitting Industry Trust, UnitedHealth Group Incorporated and certain individual defendants

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.