Form 10-K
period 2008-12-31
UNITEDHEALTH GROUP INC
filed 2009-02-11
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $31,658,322,386 (based on the last reported sale price of $26.25 per share on June 30, 2008, on the New York Stock Exchange).*

As of February 4, 2009, there were 1,215,615,705 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we incorporate by reference certain information from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2009. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Overview

UnitedHealth Group Incorporated is a diversified health and well-being company, serving more than 70 million Americans (the terms “we,” “our,” “us” or the “Company” used in this report refer to UnitedHealth Group Incorporated and our subsidiaries). Our focus is on enhancing the performance of the health system and improving the overall health and well-being of the people we serve and their communities. We work with physicians and other health care professionals, hospitals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost, support the physician/patient relationship, and empower people with the information, guidance and tools they need to make personal health choices and decisions.

During 2008, we managed approximately $115 billion in aggregate health care spending on behalf of the constituents and consumers we served. Our primary focus is on improving the health care system by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care professionals, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable. These core competencies are focused in two market areas – health benefits and health services. Health benefits are offered by UnitedHealthcare and our Public and Senior Markets Group, which includes Ovations and AmeriChoice. Health services are provided by our Enterprise Services Markets Group, which includes OptumHealth, Ingenix and Prescription Solutions.

Our revenues are derived from premium revenues on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. We have four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions

For a discussion of our financial results by reporting segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

DESCRIPTION OF REPORTING SEGMENTS

Health Care Services

Our Health Care Services reporting segment consists of the following businesses: UnitedHealthcare, Ovations and AmeriChoice. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been aggregated in the Health Care Services reporting segment due to their similar economic characteristics, products and services, types of customers, distribution methods and operational processes, and regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

UnitedHealthcare

UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare facilitated access to health care services on behalf of approximately 26 million Americans as of December 31, 2008. With its risk-based product offerings, UnitedHealthcare assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate for a one-year period. UnitedHealthcare also provides administrative and other management services to customers that self-insure the medical costs of their employees and employees’ dependants, for which UnitedHealthcare receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependants, while UnitedHealthcare provides coordination and facilitation of medical services, customer and health care professional services and access to a contracted network of physicians, hospitals and other health care professionals. These arrangements are typically used by the larger employer groups, especially those serviced by UnitedHealthcare National Accounts (formerly known as Uniprise). At December 31, 2008, UnitedHealthcare National Accounts served approximately 400 large employer groups under these arrangements, including 164 of the Fortune 500 companies. Small employer groups are more likely to purchase risk-based products because they are less willing to bear a greater potential liability for health care expenditures. UnitedHealthcare also offers a variety of non-employer based insurance options for purchase by individuals, which are designed to meet the health coverage needs of these consumers and their families.

UnitedHealthcare offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third party administrators (TPAs). UnitedHealthcare’s product strategy centers on several principles: consumer choice, broad access to health professionals, and use of data and science to promote better outcomes, quality service and affordability. Integrated wellness programs and services help individuals make informed decisions, maintain a healthy lifestyle and optimize health outcomes by coordinating access to care services and providing personalized, targeted education and information services.

UnitedHealthcare arranges for discounted access to care through approximately 580,000 physicians and other health care professionals, and 4,900 hospitals across the United States, which are also leveraged by our Ovations and AmeriChoice businesses. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare to contract for cost-effective access to a large number of conveniently located care professionals. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare offers:

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

•	Innovative clinical programs that are built around an extensive clinical data set and the principles of evidence-based medicine;

•	Consumer access to information about physician and hospital performance against quality and cost efficiency criteria based on claims data assessment through the UnitedHealth Premium program;

•	Physician and facility access to performance feedback information to support continuous quality improvement;

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

We believe that UnitedHealthcare’s innovation distinguishes its product offerings from its competition. Its consumer-oriented health benefits and services value individual choice and control in accessing health care. UnitedHealthcare has programs that provide health education, admission counseling before hospital stays, care advocacy to help avoid delays in patients’ stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. Data-driven networks and clinical management are organized around clinical lines of service such as cardiology; congenital heart disease; kidney disease; oncology; neuroscience; orthopedics; spine; women’s health; primary care and transplantation to provide consumers with the necessary resources and information to make more informed choices when managing their health. UnitedHealthcare also offers comprehensive and integrated pharmaceutical management services that achieve lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer better value and outcomes, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare provides innovative programs that enable consumers to take ownership and control of their health care benefits. These products include high-deductible consumer-driven benefit plans coupled with health reimbursement accounts (HRAs), or health savings accounts (HSAs), and are offered on a self-funded and fully insured basis. UnitedHealthcare provided these products to approximately 24,000 group health plans, including approximately 150 employers in the large group self-funded market serviced by the UnitedHealthcare National Accounts teams.

UnitedHealthcare’s distribution system consists primarily of brokers and direct and internet sales in the individual market; brokers in the small employer group market; and brokers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare’s direct distribution efforts are generally limited to the individual market, portions of the large employer group and public sector markets, and cross-selling of specialty products to existing customers.

Ovations

Ovations provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. Ovations is fully dedicated to this market segment, as it provides products and services in all 50 states, the District of Columbia, and the U.S. territories. Ovations participates nationally in the Medicare program, offering a wide-ranging spectrum of Medicare products, including Medigap products that supplement traditional fee-for-service coverage, more traditional health-plan-type programs under Medicare Advantage, Medicare Part D prescription drug coverage, and special offerings for beneficiaries who are chronically ill and/or Medicare and Medicaid dual-eligible.

Ovations has extensive capabilities and experience with distribution, including direct marketing to consumers on behalf of its key clients – AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, state and U.S. government agencies and employer groups. Ovations also has distinct pricing, underwriting and clinical program management, and marketing capabilities dedicated to risk-based health products and services in the senior and geriatric markets.

We currently have a number of contracts with Centers for Medicare & Medicaid Services (CMS), which primarily relate to the Medicare health benefit programs authorized under the 2003 Medicare Modernization Act. Beginning January 1, 2006, we began serving as a plan sponsor offering Medicare Part D prescription drug insurance coverage. Premium revenues from CMS were 25% of our total consolidated revenues for the year ended December 31, 2008, most of which were generated by Ovations.

Ovations is organized into four major groups: SecureHorizons, Ovations Part D, Insurance Solutions and Evercare.

SecureHorizons. SecureHorizons provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS. SecureHorizons offers Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Special Needs Plans, Point-of-Service (POS) plans, and Private-Fee-for-Service plans. Under the Medicare Advantage programs, SecureHorizons provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which members reside, demographic factors such as age, gender, and institutionalized status, and the health status of the individual. Most products are offered under the “AARP Medicare Complete provided through SecureHorizons” brand name. SecureHorizons offers Medicare Advantage products in all 50 states. As of December 31, 2008, Ovations had approximately 1.5 million enrolled individuals in its Medicare Advantage products, including approximately 245,000 individuals served by Evercare.

Ovations Part D. Ovations provides the Medicare prescription drug benefit (Part D) to beneficiaries throughout the United States and its territories. Among the several Part D plans it offers, Ovations provides Medicare Part D coverage plans with the AARP brand. Ovations provides Part D drug coverage through its Medicare Advantage program, Special Needs Plans (covering individuals who live in an institutional long-term care setting, individuals dual-eligible for Medicaid and Medicare services or individuals with severe or disabling chronic conditions) and stand-alone Part D plans. As of December 31, 2008, Ovations had enrolled approximately 5.5 million members in the Part D program, including approximately 4.1 million members in the stand-alone Part D plans and approximately 1.4 million members in Medicare Advantage plans incorporating Part D coverage.

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

Evercare. Evercare offers complete, individualized care planning and care benefits for aging, disabled and chronically ill individuals. Evercare serves approximately 400,000 individuals (including approximately 245,000 individuals in the Medicare Advantage products) across the nation in long-term care settings including nursing homes, community-based settings and private homes, as well as through hospice and palliative care. Evercare offers services through innovative care management and clinical programs. Evercare integrates federal, state and personal funding through a continuum of products from Special Needs Plans and long-term care Medicaid programs to hospice care, and serves people in 36 states and in the District of Columbia in home, community and nursing home settings. These services are provided primarily through nurse practitioners, nurses and care managers.

Evercare Solutions for Caregivers is a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables the Evercare clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of coherent care information that bridges across home, hospital and nursing home care settings for high-risk populations. Evercare also operates hospice and palliative care programs in 10 states (15 markets).

AmeriChoice

AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid Children’s Health Insurance Programs (SCHIP), and other government-sponsored health care programs. AmeriChoice provides health insurance coverage to eligible Medicaid beneficiaries in exchange for a fixed monthly premium per member from the applicable state. At December 31, 2008, AmeriChoice provided services to approximately 2.4 million individuals in 22 states and in the District of Columbia. AmeriChoice also offers government agencies a number of diverse management service programs, including clinical care consulting program, disease and conditions management, pharmacy benefit services and administrative and technology services, to help them effectively administer their distinct health care delivery systems and benefits for individuals in their programs. AmeriChoice also contracts with CMS for the provision of Special Needs Plans serving individuals dual-eligible for Medicaid and Medicare services. These programs are primarily organized toward enrolling individuals dual-eligible for Medicaid and Medicare coverage in states where AmeriChoice operates its Medicaid health plans.

AmeriChoice’s approach is grounded in its belief that health care cannot be provided effectively without considering all of the factors (social, behavioral, economic, environmental, and physical) that affect a person’s life. AmeriChoice coordinates resources among family members, physicians, other health care professionals and government and community-based agencies and organizations to provide continuous and effective care. For members, this means that the AmeriChoice Personal Care Model offers them a holistic approach to health care, emphasizing practical programs to improve their living circumstances as well as quality medical care and treatment in accessible, culturally sensitive, community-oriented settings. For example, AmeriChoice’s disease management and outreach programs focus on high-prevalence and debilitating illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, Human Immunodeficiency Virus/Acquired Immune Deficiency Syndrome (HIV/AIDS), cancer and high-risk pregnancy. Several of these programs have been developed by AmeriChoice with the help of leading researchers and clinicians at academic medical centers and medical schools.

For physicians, the AmeriChoice Personal Care Model means assistance with coordination of their patients’ care. AmeriChoice utilizes sophisticated technology to monitor preventive care interventions and evidence-based treatment protocols to support care management. AmeriChoice operates advanced and unique pharmacy administrative services, including benefit design, generic drug incentive programs, drug utilization review and preferred drug list development to help optimize the use of appropriate quality pharmaceuticals and concurrently manage pharmacy expenditures to levels appropriate to the specific clinical situations. For state customers, the AmeriChoice Personal Care Model means increased access to care and improved quality for their beneficiaries, in a measurable system that reduces their administrative burden and lowers their costs.

AmeriChoice considers a variety of factors when determining in which state programs to participate and on what basis. They include a state’s consistency of support for service innovation and funding of its Medicaid program, the population base, the commitment of the physician/provider community to the AmeriChoice Personal Care Model, and the presence of community-based organizations that can partner with AmeriChoice to meet member needs. AmeriChoice launched Medicaid programs in two new markets and expanded its presence and program offerings in several existing markets during 2008.

OptumHealth

OptumHealth serves approximately 60 million individuals with its diversified offering of health, financial and ancillary benefit services and products that assist consumers in navigating the health care system and accessing services, support their emotional health, provide ancillary insurance benefits and facilitate the financing of health care services through account-based programs. OptumHealth seeks to simplify the consumer health care experience and facilitate the efficient and effective delivery of care. Its capabilities can be deployed individually or integrated to provide comprehensive, consumer-focused health and financial well-being solutions.

OptumHealth’s simple, modular service designs can be easily integrated to meet varying health plan, employer, payer, public sector and consumer needs at a wide range of price points. OptumHealth offers its products on an administrative fee basis where it manages and administers benefit claims for self-insured customers in exchange for a fixed fee per individual served, and on a risk basis, where OptumHealth assumes responsibility for health care in exchange for a fixed monthly premium per individual served. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.

OptumHealth’s products are distributed through the three strategic markets: the employer market for both UnitedHealth Group customers and unaffiliated parties; the payer market for Health Care Services health plans, independent health plans, third-party administrators and reinsurers; and the public and senior markets for Medicare and state Medicaid offerings through partnerships with Ovations, AmeriChoice and other intermediaries. Approximately 50 percent of the consumers that OptumHealth serves receive their major medical health benefits from a source other than UnitedHealth Group.

OptumHealth is organized into four major groups: Care Solutions, Behavioral Solutions, Specialty Benefits and Financial Services.

Care Solutions. Care Solutions serves approximately 40 million people through personalized health management solutions that improve the health and well-being of members, improve clinical outcomes and work force productivity, and reduce costs for customers. It delivers its services through the use of evidence-based best practices and technology. Its clinically focused product portfolio includes programs focused on disease management, care advocacy, wellness and complex condition management, such as cancer, solid organ transplant, infertility and congenital heart disease. To support its complex condition management programs, Care Solutions negotiates competitive rates with medical institutions that have been designated as “Centers of Excellence” based on their satisfaction of clinical standards, including patient volumes and outcomes, medical team credentials and experience, and patient and family support services.

Care Solutions also provides benefit administration and clinical and network management for chiropractic, physical therapy, occupational therapy and other complementary and alternative care services through its national network consisting of approximately 23,000 chiropractors, 15,000 physical and occupational therapists and 7,000 complementary and alternative health professionals. Care Solutions also offers treatment decision support, consumer health information, private health portals and consumer health marketing services to address daily living concerns and assist individuals in accessing the health care system.

Behavioral Solutions. Behavioral Solutions serves 43 million individuals with its employee assistance programs, work/life offerings, and clinically driven behavioral health, substance abuse and psychiatric disability management programs. Its consumer-focused programs employ predictive modeling, outcomes management, supportive coaching and evidenced-based best practices to assist individuals in managing stress, depression, substance abuse and other personal challenges while seeking to increase overall health, wellness and productivity. Its outreach programs promote timely detection and intervention to optimize the treatment for people struggling with both psychological and medical conditions. Behavioral Solutions customers have access to a national network of approximately 83,000 clinicians and counselors and approximately 2,500 facilities in 4,600 locations.

Specialty Benefits. Specialty Benefits includes dental, vision, life, critical illness, short-term disability and stop loss product offerings delivered through an integrated platform that enhances efficiency and effectiveness. Approximately 15 million individuals receive their vision benefits through Specialty Benefits and its network of approximately 30,000 vision professionals in private and retail settings. Dental benefit management and related services are provided to six million consumers through a network of approximately 110,000 dentists. Stop-loss insurance is marketed throughout the United States through a network of third-party administrators, brokers and consultants.

Financial Services. Financial services are provided through OptumHealth Bank and OptumHealth Financial Services (formerly known as Exante Bank and Exante Financial Services, respectively). As of December 31, 2008, Financial Services had approximately $660 million in assets under management. Financial Services provides health-based financial services for consumers, employers, payers and health care professionals. These financial services include HSAs, HRAs, and Flexible Spending Accounts offered through OptumHealth Bank, a Utah-chartered industrial bank. Financial Services’ health benefit card programs include electronic systems for verification of benefit coverage and eligibility. Financial Services also provides electronic payment and statement services for health care professionals and payers. In 2008, Financial Services electronically transmitted $26 billion in medical payments to physicians and other health care providers.

Ingenix

Ingenix offers database and data management services, software products, publications, consulting and actuarial services, business process outsourcing services and pharmaceutical data consulting and research services in conjunction with the development of pharmaceutical products on a nationwide and international basis. As of December 31, 2008, Ingenix’s customers include approximately 6,000 hospitals, 240,000 physicians, 1,500 payers and intermediaries, 260 Fortune 500 companies, 300 life sciences companies, and 250 government entities, as well as other UnitedHealth Group businesses.

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

Many of our contract research services, consulting arrangements and software and related information services are performed over an extended period of time, often several years. We maintain an order backlog to track anticipated revenues yet to be earned for work that has not yet been performed under these long-term arrangements. Our backlog generally consists of estimated revenue from signed contracts or other legally binding agreements that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Our estimated aggregate backlog at December 31, 2008 was approximately $1.8 billion, including approximately $0.4 billion of intersegment agreements. We cannot provide any assurance that we will be able to realize all of the revenues included in backlog due to uncertainty regarding the timing and scope of services and the potential for cancellation or early termination of certain service arrangements.

The Ingenix companies are divided into two groups: Information Services and i3.

Information Services. Information Services’ diverse product offerings help clients strengthen health care administration and advance health care outcomes. These products include health care utilization reporting and analytics, physician clinical performance benchmarking, clinical data warehousing, analysis and management responses for medical cost trend management, physician practice revenue cycle management, including integrated electronic medical record systems, revenue cycle management for payer and health care professional organizations, decision-support portals for evaluation of health benefits and treatment options, risk management solutions, connectivity solutions and claims management tools to reduce administrative errors and support fraud recovery services. Information Services uses proprietary software applications that manage clinical and administrative data across diverse information technology environments. Information Services also uses proprietary predictive algorithmic applications to help clients detect and act on repetitive health care patterns in large data sets. Information Services offers comprehensive Electronic Data Interchange (EDI) services helping health care professionals and payers decrease costs of claims transmission, payment and reimbursement through both networked and direct connection services.

Information Services provides other services on an outsourced basis, such as verification of physician credentials, health care professional directories, Healthcare Effectiveness Data and Information Set (HEDIS) reporting, and fraud and abuse detection and prevention services. Information Services also offers consulting services, including actuarial and financial advisory work through its Ingenix Consulting division and health care policy research, implementation, strategy and management consulting through its subsidiary, The Lewin Group, as well as product development, health care professional contracting and medical policy management. Information Services also provides health care IT consulting for health care professionals. Information Services publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

i3. i3 helps to coordinate and manage clinical trials on a nationwide and international basis for products in development for pharmaceutical and biotechnology companies. i3’s focus is to help these customers effectively and efficiently get drug data to appropriate regulatory bodies and to improve health outcomes through integrated information, analysis and technology. i3’s capabilities and efforts focus on the entire range of product assessment, through commercialization of life-cycle management services – pipeline assessment, market access and product positioning, clinical trials, economic, epidemiology and safety and outcomes research. i3’s services include global contract research services, protocol development, investigator identification and training, regulatory assistance, project management, data management, biostatistical analysis, quality assurance, medical writing and staffing resource services. i3 delivers contract research services in 56 countries and is therapeutically focused on oncology, the central nervous system, respiratory, infectious and pulmonary diseases, and endocrinology. i3 uses comprehensive, science-based evaluation and analysis and benchmarking services to support pharmaceutical and biotechnology development.

Prescription Solutions

Prescription Solutions offers a comprehensive suite of integrated pharmacy benefit management (PBM) services to approximately 10 million people, delivering drug benefits through approximately 60,000 retail network pharmacies and two mail service facilities as of December 31, 2008. Prescription Solutions processed approximately 295 million adjusted scripts in 2008 by servicing internal customers such as UnitedHealthcare, Ovations and AmeriChoice as well as external employer groups, union trusts, managed care organizations, Medicare-contracted plans (Part D, SecureHorizons and Evercare), Medicaid plans and TPAs, including mail service only and carve-out accounts.

Prescription Solutions’ integrated PBM services include retail network pharmacy management, mail order pharmacy services, specialty pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease therapy management and adherence programs. Prescription Solutions’ products and services are designed to enhance clinical outcomes with reduced costs for those served. The fulfillment capabilities of Prescription Solutions are an important strategic component in serving commercial health plans and Medicare-contracted businesses, including Part D.

Prescription Solutions’ distribution system consists primarily of health insurance brokers and other health care consultant-based or direct sales. In addition to PBM services, Prescription Solutions’ Consumer Health Products division delivers diabetic testing and other specialized medical supplies, over the counter items, vitamins and supplements directly to members’ homes.

GOVERNMENT REGULATION

Most of our health and well-being services are regulated by federal and state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. This regulation can vary significantly from jurisdiction to jurisdiction. Federal and state governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system, including proposals to address the affordability and availability of health insurance and to reduce the number of uninsured individuals. The interpretation of existing laws and rules also may change periodically. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, could negatively impact our business. We believe we are in compliance in all material respects with applicable laws, regulations and rules. In the event we fail to comply with federal and state regulations, or fail to respond quickly and appropriately to health care reforms and frequent changes in federal and state regulations, our business, financial condition and results of operations could be materially adversely affected. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal and state government regulations.

Federal Laws and Regulation

We are subject to various levels of federal regulation. Ovations and AmeriChoice Medicare and Medicaid businesses are regulated by CMS. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care being given to Medicare beneficiaries. Our Health Care Services reporting segment, through AmeriChoice and Ovations, also has Medicaid and SCHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance. When we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, the portion of Ingenix’s business that includes clinical research is subject to regulation by the U.S. Food and Drug Administration. We are also affected by laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, anti-money laundering, securities and antitrust.

HIPAA, GLBA and Other Privacy and Security Regulation. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA requires guaranteed health care coverage for small employers and certain eligible individuals. It also requires guaranteed renewability for employers and individuals and limits exclusions based on preexisting conditions. Federal regulations promulgated pursuant to HIPAA include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. The HIPAA privacy regulations do not preempt more stringent state laws and regulations that may also apply to us.

Federal privacy and security requirements change frequently as a result of legislation, regulations and judicial or administrative interpretation. The U.S. Congress is currently considering new privacy and security legislation. Some of the proposed changes include: new contracting requirements for HIPAA business associate agreements; new agreements for covered entities’ logging disclosures for treatment, payment and health care operations; HIPAA business associates being subject to most parts of the HIPAA Security Rule; and certain limitations on receiving direct or indirect remuneration for the exchange of health information. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personal identifiable information. The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA, which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and which generally require safeguards for the protection of personal information. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with HIPAA, GLBA and other privacy-related regulations.

ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the U.S. Department of Labor provide additional rules for claims payment and member appeals under health care plans governed by ERISA. Recent final and proposed regulations would require additional disclosures to employers of certain types of indirect compensation we receive. Additionally, some states require licensure or registration of companies providing third-party claims administration services for health care plans.

FDIC. The Federal Deposit Insurance Corporation (FDIC) has federal regulatory and supervisory authority over OptumHealth Bank and performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements. In addition to such annual examinations, the FDIC performs periodic examinations of the bank’s compliance with applicable federal banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses, governmental oversight and monetary penalties.

State Laws and Regulation

Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. With the amendment of the Annual Financial Reporting Model Regulation by the National Association of Insurance Commissioners to incorporate elements of the Sarbanes-Oxley Act of 2002, we expect that these states will continue to expand the regulations of corporate governance and internal control activities of HMOs and insurance companies.

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

In addition, some of our business and related activities may be subject to other health care-related regulations and requirements, including PPO, managed care organization (MCO), utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, but may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing unnecessary medical services, and improper marketing. Our AmeriChoice and Ovations Medicaid businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits by AmeriChoice to its Medicaid and SCHIP beneficiaries and by Ovations to its Medicaid beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.

Pharmacy Regulation. Prescription Solutions’ mail order pharmacies must be licensed to do business as a pharmacy in the state in which they are located. Our mail order pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. Many of the states where our mail order pharmacies deliver pharmaceuticals have laws and regulations that require out-of-state mail order pharmacies to register with that state’s board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state. Our mail order pharmacies maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs require the pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our mail order pharmacies include federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Item 1A, “Risk Factors” for a discussion of the risks related to our PBM businesses.

Privacy and Security Laws. States have adopted regulations to implement provisions of the GLBA. Like HIPAA, GLBA allows states to adopt more stringent requirements governing privacy protection. A number of states have also adopted other laws and regulations that may affect our privacy and security practices, for example, state laws that govern the use, disclosure, and protection of social security numbers. State and local authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personal identifiable information. Additionally, different approaches to state privacy and insurance regulation and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy-related regulations.

UDFI. In addition, the Utah State Department of Financial Institutions (UDFI) has state regulatory and supervisory authority over OptumHealth Bank and in conjunction with federal regulators performs annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements. In addition to such annual examinations, the UDFI in conjunction with federal regulators performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses, governmental oversight and monetary penalties.

Commitments. In connection with the PacifiCare Health Systems, Inc. (PacifiCare) and Sierra Health Services, Inc. (Sierra) acquisitions, which closed in December 2005 and February 2008, respectively, as typically occurs in connection with comparable sized transactions, certain of our subsidiaries entered into various commitments with state regulatory departments, principally in California and Nevada. We believe that none of these commitments will materially affect our operations.

Audits and Investigations

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Internal Revenue Service and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. See Note 15 of Notes to the Consolidated Financial Statements for details. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services and retain our current business.

International Regulation

Some of our business units, including Ingenix’s i3 business, have international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property, privacy, and investment rules and laws.

COMPETITION

As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, third-party administrators and business services outsourcing companies, health care professionals that have formed networks to directly contract with employers or with CMS, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our Health Care Services businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises that serve more limited geographic areas. For our Prescription Solutions businesses, competitors include Medco Health Solutions, Inc., CVS/Caremark Corporation, and Express Scripts, Inc. Our OptumHealth and Ingenix reporting segments also compete with a number of other businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales, marketing and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations could be materially adversely affected. See Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

EMPLOYEES

At December 31, 2008, we employed approximately 75,000 individuals. We believe our employee relations are generally positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of February 4, 2009, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	56	President and Chief Executive Officer
George L. Mikan III	37	Executive Vice President and Chief Financial Officer
Gail K. Boudreaux	48	Executive Vice President of UnitedHealth Group and President of UnitedHealthcare
William A. Munsell	56	Executive Vice President of UnitedHealth Group and President of the Enterprise Services Group
Eric S. Rangen	52	Senior Vice President and Chief Accounting Officer
Larry C. Renfro	55	Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ovations
Lori K. Sweere	50	Executive Vice President of Human Capital
Anthony Welters	53	Executive Vice President of UnitedHealth Group and President of the Public and Senior Markets Group
David S. Wichmann	46	Executive Vice President of UnitedHealth Group and President of UnitedHealth Group Operations

Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.

Mr. Hemsley is President and Chief Executive Officer of UnitedHealth Group, has served in that capacity since November 2006, and has been a member of the Board of Directors since February 2000. Mr. Hemsley served as President and Chief Operating Officer from 2004 to November 2006. He joined UnitedHealth Group in 1997 and held various executive positions with the Company from 1997 to 2004.

Mr. Mikan is Executive Vice President and Chief Financial Officer of UnitedHealth Group and has served in that capacity since November 2006. Mr. Mikan served as Senior Vice President of Finance of UnitedHealth Group from February 2006 to November 2006. From June 2004 to February 2006, Mr. Mikan served as Chief Financial Officer of UnitedHealthcare and as President of UnitedHealth Networks. Mr. Mikan was Chief Financial Officer of Specialized Care Services (now OptumHealth) in 2004. Mr. Mikan joined UnitedHealth Group in 1998 and held various executive positions with the Company from 1998 to 2004.

Ms. Boudreaux is Executive Vice President of UnitedHealth Group and President of UnitedHealthcare and has served in that capacity since May 2008. Prior to joining UnitedHealth Group, Ms. Boudreaux served as Executive Vice President of Health Care Services Corporation (HCSC) from December 2005 to May 2008 and as President of Blue Cross and Blue Shield of Illinois, a division of HCSC, from 2002 to December 2005.

Mr. Munsell is Executive Vice President of UnitedHealth Group and President of the Enterprise Services Group and has served in that capacity since September 2007. From December 2006 to August 2007, Mr. Munsell served as Executive Vice President of UnitedHealth Group. From November 2004 to December 2006, Mr. Munsell served as Chief Executive Officer of Specialized Care Services (now OptumHealth). In 2004, Mr. Munsell served as the Chief Administrative Officer and Chief Operating Officer of UnitedHealthcare. Mr. Munsell joined UnitedHealth Group in 1997 and held various executive positions with the Company from 1997 to 2004.

Mr. Rangen is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since December 2006. From November 2006 to December 2006, Mr. Rangen was Senior Vice President

of UnitedHealth Group. Mr. Rangen joined UnitedHealth Group in November 2006. Prior to joining UnitedHealth Group, Mr. Rangen served as Executive Vice President and Chief Financial Officer of Alliant Techsystems Inc. from April 2004 to March 2006 and as Vice President and Chief Financial Officer of Alliant Techsystems, Inc. from 2001 to April 2004.

Mr. Renfro is Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ovations and has served in that capacity since January 2009. Prior to joining UnitedHealth Group, Mr. Renfro served as President of Fidelity Developing Businesses at Fidelity Investments and as a member of the Fidelity Executive Committee from June 2008 to January 2009. From November 2005 to May 2008, Mr. Renfro held several senior positions at AARP Services Inc., including President and Chief Executive Officer of AARP Services Inc., Chief Operating Officer of AARP Services Inc., President and Chief Executive Officer of AARP Financial and President of the AARP Funds. From November 2004 to October 2005, Mr. Renfro served as Managing Director of Devonshire Financial Group. Mr. Renfro served as Chairman and Chief Executive Officer of New River Inc. from 1998 to October 2004.

Ms. Sweere is Executive Vice President of Human Capital of UnitedHealth Group and has served in that capacity since June 2007. Prior to joining UnitedHealth Group, Ms. Sweere served as Executive Vice President of Human Resources of CNA Corporation from October 2004 to April 2007 and held various leadership positions with CNA Corporation from 2003 to October 2004.

Mr. Welters is Executive Vice President of UnitedHealth Group and President of the Public and Senior Market Group and has served in that capacity since September 2007. Mr. Welters was named Executive Vice President of UnitedHealth Group in November 2006. From 2004 to November 2006, Mr. Welters was President and Chief Executive Officer of AmeriChoice. Mr. Welters joined UnitedHealth Group in 2002 and held various executive positions with the Company from 2002 to 2004.

Mr. Wichmann is Executive Vice President of UnitedHealth Group and President of UnitedHealth Group Operations and has served in that capacity since April 2008. From December 2006 to April 2008, Mr. Wichmann served as Executive Vice President of UnitedHealth Group and President of the Commercial Markets Group (now UnitedHealthcare). From July 2004 to December 2006, Mr. Wichmann served as President and Chief Operating Officer of UnitedHeathcare. In 2004, Mr. Wichmann served as Chief Executive Officer of Specialized Care Services (now OptumHealth). Mr. Wichmann joined UnitedHealth Group in 1998 and held various executive positions with the Company from 1998 to 2004.

ITEM 1A.	RISK FACTORS

CAUTIONARY STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” project,” “should” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

If we fail to effectively estimate, price for and manage our health care costs, the profitability of our risk-based products could decline and could materially adversely affect our future financial results.

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

We manage health care costs through underwriting criteria, product design, negotiation of favorable provider contracts and medical management programs. Total health care costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue on commercial policies is typically fixed for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. We base the premiums we charge and our Medicare bids on our estimate of future health care costs over the fixed contract period; however, medical cost inflation, regulation and other factors may cause actual costs to exceed what was estimated and reflected in premiums or bids. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for commercial insured products, our annual net earnings for 2008 would have been reduced by approximately $200 million.

In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove too low, they will have a negative impact on our future results.

If we fail to comply with federal and state regulations, or fail to respond quickly and appropriately to health care reforms and frequent changes in federal and state regulations, our business, financial condition and results of operations could be materially adversely affected.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. The broad latitude that is given to the agencies administering those regulations, as well as future laws and rules, could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. See Item 1, “Business – Government Regulation” for a discussion of various federal and state laws and regulations governing our businesses.

We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of certain acquisitions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

Legislative proposals that would reform the health care system have been advanced by Congress and state legislatures and are currently pending at the state and federal levels. These changes include policy changes that would fundamentally change the dynamics of our industry, such as having the federal or one or more state governments assume a larger role in the health care industry or a fundamental restructuring of the Medicare or Medicaid programs. These proposals may also affect certain aspects of our business, including contracting with physicians, hospitals and/or other health care professionals; physician reimbursement methods and payment rates; coverage determinations; mandated benefits; minimum medical expenditures; claim payments and processing; drug utilization and patient safety efforts; collection, use, disclosure, maintenance and disposal of individually identifiable health information; personal health records; consumer-driven health plans and health savings accounts and insurance market reforms; and government-sponsored programs.

For example, the new administration and various congressional leaders have signaled their interest in reducing payments to private plans offering Medicare Advantage. Depending on the extent and phasing of these potential reductions, the number of seniors participating in Medicare Advantage and the industry-wide earnings derived from these plans may fall. In addition, Massachusetts has enacted comprehensive reform, including an individual health coverage mandate coupled with an employer mandate and a new state connector authority. A number of other state legislatures, including California, Colorado, New York, Ohio and Pennsylvania, have contemplated but have not enacted significant reform of their health insurance markets. Other states are expected to consider these types of reforms as well as more modest reforms aimed at expanding Medicaid and/or SCHIP eligibility as well as new coverage options for those not eligible for government programs. These proposals include provisions affecting both public programs and privately financed health insurance arrangements. States also are considering proposals that would reform the underwriting and marketing practices of individual and group health insurance products by, for example, placing restrictions on rating and pricing and mandating minimum medical benefit cost ratios. In addition, from time to time, Congress has considered various forms of managed care reform legislation which if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there is legislative interest in modifying ERISA’s preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations.

We cannot predict if any of these initiatives will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be, but their enactment could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results could be adversely affected by such changes even if we correctly predict their occurrence.

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

In August 2007, we entered into a multi-state national agreement with regulatory offices in 39 states and the District of Columbia relating to the legacy UnitedHealthcare fully insured commercial business. The agreement covers several key areas of review of our business operations, including claims payment accuracy and timeliness, appeals and grievances resolution timeliness, health care professional network/service, utilization review, explanation of benefits accuracy, and oversight and due diligence of contracted entities and vendor performance. The agreement addressed and resolved past regulatory matters related to the areas of review prior to August 2007 and establishes a transparent framework for evaluating and regulating performance through December 2010. On a prospective basis, the agreement is similar to a customer performance guarantee, whereby we will self report quarterly and annually our operational performance on a set of national performance standards agreed to by the participating states. We must perform to the standards set forth in the agreement, or be subject to fines and penalties.

We are also involved in various governmental investigations, audits and reviews. These regulatory activities include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor and other governmental authorities. For example, in 2007, the California Department of Insurance examined the Company’s PacifiCare health insurance plan in California. The examination findings related to claims processing accuracy and timeliness, accurate and timely interest payments, timely implementation of provider contracts, timely, accurate provider dispute resolution, and other related matters. To date, the California Department of Insurance has not levied a financial penalty related to its findings. The Company is working closely with the department to resolve any outstanding issues arising from the findings of its examination. In addition, the U.S. Department of Labor is conducting an investigation of our administration of our employee benefit plans with respect to ERISA compliance. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, and could have a material adverse effect on our business and financial results.

In addition, public perception or publicity surrounding routine governmental investigations may adversely affect our stock price, damage our reputation in various markets or make it more difficult for us to sell products and services.

Adverse conditions in the global economy and extreme disruption of financial markets could adversely affect our revenues, sources of liquidity, investment portfolio and our results of operations.

As widely reported, worldwide financial markets have been experiencing extreme disruption, including volatility in the prices of securities and severely diminished liquidity and availability of credit. These extreme events, along with a recession, inflation or other unfavorable changes in economic conditions, could adversely affect our business and results of operations.

For example, higher unemployment rates and significant employment layoffs and downsizings could lead to lower enrollment in our employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of our employer group plans. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, the economic downturn could negatively impact our employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by our customers. All of these could lead to a decrease in our membership levels and premium and fee revenues and could adversely affect our financial results. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other care providers and therefore could adversely affect our contracted rates with these parties and increase our medical costs.

During a prolonged economic downturn, state and federal budgets could be adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and SCHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results. In addition, the state and federal budgetary pressures could cause the government to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on health maintenance organizations and surcharges on select fee-for-service and capitated medical claims, and could adversely affect our results of operations.

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

Our businesses providing PBM services are subject to federal and state regulations associated with the PBM industry and if we fail to comply with these regulations, our business, financial condition and results of operations could be materially adversely affected.

We provide PBM services through our Prescription Solutions and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies. See Item 1, “Business – Government Regulation” for a discussion of various federal and state laws and regulations governing our PBM businesses.

In the event a court were to determine that one of our PBM businesses acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and drug management programs, contracting network practices, specialty drug distribution and other transactions. Our PBM businesses also conduct business as mail order pharmacies, which subjects them to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose our PBM subsidiaries to civil and criminal penalties.

In addition, we would be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and could face potential claims in connection with purported errors by our mail order pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Further, our PBM businesses are subject to the Payment Card Industry Data Security Standards, which is a multifaceted security standard that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures to protect customer account data as mandated by the credit card brands. The failure to adhere to such standards could expose our PBM subsidiaries to liability or impact their ability to process credit card transactions.

If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations could be materially adversely affected.

Our businesses compete throughout the United States and face competition in all of the geographic markets in which we operate. We compete with other companies on the basis of many factors, including price of benefits offered and cost and risk of alternatives, location and choice of health care providers, quality of customer service, comprehensiveness of coverage offered, reputation for quality care, financial stability and diversity of product offerings. For our Health Care Services reporting segment, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises that serve more limited geographic areas or market segments such as Medicare specialty services. For our Prescription Solutions business, competitors include Medco Health Solutions, Inc., CVS/ Caremark Corporation and Express Scripts, Inc. Our OptumHealth and Ingenix reporting segments also compete with a number of other businesses.

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

In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers (including hospitals, physician groups and other care professionals) in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect, if membership or demand for other services declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, our business and results of operations could be materially adversely affected.

As a payer in various government health care programs, we are exposed to additional risks associated with program funding, enrollments, payment adjustments and audits that could adversely affect our revenues, cash flows and financial results.

We participate in various federal, state and local government health care coverage programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs and SCHIP, and receive revenues from these programs. These programs generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past, and may do so in the future.

Our participation in the Medicare Advantage, Medicare Part D, and various Medicaid programs and SCHIP occurs through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs is dependent upon many factors outside of our control, including general economic conditions at the federal or applicable state level, and general political issues and priorities. A reduction or less than expected increase in government funding for these programs or change in allocation methodologies may adversely affect our revenues and financial results.

CMS uses various payment mechanisms to allocate funding for Medicare programs, including determining payments by considering the risk status of our Medicare members as supported by provider medical record documentation. Federal regulators audit the supporting documents and can revise payments based on the audit findings. CMS announced in 2008 that it will perform audits of selected Medicare health plans each year to validate the coding practices of and supporting documentation maintained by care providers. These audits involve a review of medical records maintained by providers, including those in and out of network, and may result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts. Certain of our plans have been selected for audit. The first audits focused on medical records supporting risk adjustment data for 2006 that were used to determine 2007 payment amounts. We are unable to predict the outcome of the audits. However, a material adjustment could have a material effect on our financial results.

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

If we fail to develop and maintain satisfactory relationships with physicians, hospitals, and other health care providers, our business could be adversely affected.

We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for competitive prices and services. Our results of operations and prospects are substantially dependent on our continued ability to maintain these competitive prices and services. Failure to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could adversely affect our business and results of operations.

In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be adversely affected.

In addition, we have capitation arrangements with some physicians, hospitals and other health care providers. Under the typical arrangement, the health care provider receives a fixed percentage of premium to cover all or a defined portion of the medical costs provided to the capitated member. Under some capitated arrangements, the provider may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the professional. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. There can be no assurance that health care providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations.

In addition, some providers that render services to our members do not have contracts with us. In those cases, we do not have a pre-established understanding with the provider about the amount of compensation that is due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In some instances, providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover from our members the difference between what we have paid them and the amount they charged us. For example, we are involved in litigation with out-of-network providers that is described in more detail in “Legal Matters” in Note 15 of Notes to the Consolidated Financial Statements. Failure to maintain satisfactory relationships with these out-of-network health care providers could adversely affect our business and results of operations.

Sales of our products and services are dependent on our ability to attract, retain and provide support to a network of independent third party brokers, consultants and agents.

Our products are sold in part through independent brokers, consultants and agents who assist in the production and servicing of business. We typically do not have long-term contracts with our independent brokers, consultants and agents, who generally are not exclusive to us and who frequently also recommend and/or market health care products and services of our competitors. As a result, we must compete intensely for their services and allegiance. Our sales would be adversely affected if we are unable to attract or retain independent brokers, consultants and agents or if we do not adequately provide support, training and education to them regarding our product portfolio, which is complex, or if our sales strategy is not appropriately aligned across distribution channels.

In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling health care products and the payments they receive. These have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling these companies’ products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of brokers and agents who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practice which could adversely impact our ability to market our products.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal GLBA and in HIPAA. HIPAA also requires that we impose privacy and security requirements on our business associates (as such term is defined in the HIPAA regulations). See Item 1, “Business – Government Regulation” for a discussion of various federal and state privacy laws and regulations governing our businesses.

Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Privacy and security requirements regarding personally identifiable information are also imposed on us through controls with our customers. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Congress and many states are considering new privacy and security requirements that would apply to our business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our collection, disclosure and use of patient identifiable data that are housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; compensatory, special, punitive, and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.

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

Because of the nature of our business, we are routinely subject to various litigation actions, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages and adversely affect our financial position, results of operations and cash flows.

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

We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters; however, it is possible that the level of actual losses may exceed the liabilities recorded.

A description of material legal actions in which we are currently involved is included in Note 15 of Notes to the Consolidated Financial Statements. We cannot predict the outcome of these actions with certainty, and we are incurring expenses in resolving these matters. Therefore, these legal actions could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

Matters relating to or arising out of our historical stock option practices, including regulatory inquiries, litigation matters, and potential additional cash and noncash charges could have a material adverse effect on the Company.

In early 2006, our Board of Directors initiated an independent review of the Company’s historical stock option practices from 1994 to 2005. The independent review was conducted by an independent committee comprised of three independent directors of the Company (Independent Committee) with the assistance of independent counsel and independent accounting advisors. On October 15, 2006, we announced that the Independent Committee had completed their review of the Company’s historical stock option practices and reported the findings to the non-management directors of the Company. As a result of our historical stock option practices, we restated our previously filed financial statements, we incurred certain cash and non-cash charges, we are subject to various regulatory inquiries and litigation matters, and we may be subject to further regulatory inquiries, litigation matters, and cash and noncash charges, the outcome of any or all of which could have a material adverse effect on us. See Note 15 of Notes to the Consolidated Financial Statements for a more detailed description of these regulatory inquiries and litigation matters.

Our investment portfolio may suffer losses which could materially adversely affect our financial results.

Fluctuations in the fixed income or equity markets could impair our profitability and capital position. Volatility in interest rates affects our interest income, and the market value of, our investments in fixed income debt securities of varying maturities, which comprise the majority of the fair value of our investments at December 31, 2008. In addition, defaults by issuers, primarily from investments in liquid corporate and municipal bonds, who fail to pay or perform on their obligations, could reduce our investment income and net realized investment gains or result in net realized investment losses as we may be required to write down the value of our investments, which would adversely affect our profitability and shareholders’ equity.

We also invest a small proportion of our investments in equity investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions, and many other factors beyond our control can adversely affect the value of our equity investments and may result in investment losses.

There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations, illiquidity or otherwise, could have a negative effect on our shareholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.

If the value of our intangible assets is materially impaired, our results of operations, shareholders’ equity and debt ratings could be materially adversely affected.

Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $22.4 billion as of December 31, 2008, representing approximately 40% of our total assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

Large-scale medical emergencies may result in significant health care costs and may have a material adverse effect on our business, financial condition and results of operations.

Large-scale medical emergencies can take many forms and can cause widespread illness and death. Such emergencies could materially and adversely affect the U.S. economy in general and the health care industry specifically. For example, in the event of a natural disaster, bioterrorism attack, pandemic or other extreme events, we could face, among other things, significant health care costs and increased use of health care services. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

If we fail to properly maintain the integrity or availability of our data or to strategically implement new or upgrade or consolidate existing information systems, our business could be materially adversely affected.

Our ability to adequately price our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to accurately report our financial results depends on the integrity of the data in our information systems. As a result of technology initiatives, changes in our system platforms and integration of new business acquisitions, we have been taking steps to consolidate and integrate the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and changing customer patterns. If the information we rely upon to run our businesses were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have disputes with customers, physicians and other health care professionals, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Failure to consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially impact our business, financial condition and operating results.

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

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from some of our subsidiaries to fund our obligations. These subsidiaries generally are regulated by states’ departments of insurance. We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated. A significant increase in premium volume will require additional capitalization from us. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts. In addition, we normally notify the state departments of insurance prior to making payments that do not require approval. An inability of our regulated subsidiaries to pay dividends to their parent companies could impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock and our ability to repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our operations or financial position may be adversely affected.

Any failure by us to manage and complete acquisitions and other significant transactions successfully could harm our financial results, business and prospects.

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

Claims paying ability, financial strength, and debt ratings by recognized rating organizations are increasingly important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our debt ratings impact both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders. Downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, we owned and/or leased real properties totaling approximately 15.4 million square feet to support our business operations in the United States and other countries (net of approximately 0.4 million square feet of space subleased to third parties). Of this total, we owned approximately 1 million aggregate square feet of space and leased the remainder. Our leases expire at various dates through September 30, 2028. Our facilities are primarily located in the United States. Our various reporting segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

During 2008, we completed a sale-leaseback transaction for six properties resulting in gross proceeds of $185 million, and pre-tax gains of $72 million that have been deferred and will be amortized straight-line against rent expense over the term of the underlying leases of 12.5 years.

ITEM 3.	LEGAL PROCEEDINGS

See Note 15 of Notes to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On February 4, 2009, there were 14,183 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE were as follows:

	High	Low
2009
First quarter (through February 4, 2009)	$30.25	$23.77

2008
First quarter	$57.86	$33.57
Second quarter	$38.33	$25.50
Third quarter	$33.49	$21.00
Fourth quarter	$27.31	$14.51

2007
First quarter	$57.10	$50.51
Second quarter	$55.90	$50.70
Third quarter	$54.10	$45.82
Fourth quarter	$59.46	$46.59

DIVIDEND POLICY

Our Board of Directors established our dividend policy in August 1990. Pursuant to our dividend policy, our Board of Directors reviews our consolidated financial statements following the end of each fiscal year and decides whether to declare a dividend on the outstanding shares of common stock. On February 3, 2009, our Board of Directors approved an annual dividend of $0.03 per share, which will be paid on April 16, 2009 to shareholders of record on April 2, 2009. Shareholders of record on April 2, 2008 received an annual dividend for 2008 of $0.03 per share and shareholders of record on April 2, 2007 received an annual dividend for 2007 of $0.03 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities (a)

Fourth Quarter 2008

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2008	3,320,145	(b)	$22.38	3,317,220	106,768,839
November 30, 2008	939,797		$20.21	939,797	105,829,042
December 31, 2008	2,996,758	(c)	$25.31	2,921,480	102,907,562

TOTAL	7,256,700		$23.31	7,178,497

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. On October 30, 2007, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 210 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.

(b)	Represents 3,317,220 shares of our common stock repurchased during the period, and 2,925 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

(c)	Represents 2,921,480 shares of our common stock repurchased during the period, and 75,278 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

PERFORMANCE GRAPHS

The following two performance graphs compare the Company’s total return to shareholders with indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on UnitedHealth Group’s common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group (the “Fortune 50 Group”), an index of certain Fortune 50 companies for the five-year period ended December 31, 2008. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2008. The Company is not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2003 in Company common stock and in each index, and that dividends were reinvested when paid.

Fortune 50 Group

The Fortune 50 Group consists of the following companies: American International Group, Inc., Berkshire Hathaway Inc., Cardinal Health, Inc., Citigroup Inc., General Electric Company, International Business Machines Corporation, and Johnson & Johnson. Although there are differences in terms of size and industry, like UnitedHealth Group, all of these companies are large multi-segment companies using a well-defined operating model in one or more broad sectors of the economy.

	12/03	12/04	12/05	12/06	12/07	12/08
UnitedHealth Group	100.00	151.38	213.78	184.95	200.45	91.69
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Fortune 50 Group	100.00	110.48	109.42	124.08	116.03	61.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group

The companies included in our peer group are Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc. and WellPoint, Inc. We believe that this peer group reflects our peers in the health care industry.

	12/03	12/04	12/05	12/06	12/07	12/08
UnitedHealth Group	100.00	151.38	213.78	184.95	200.45	91.69
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	154.34	225.34	222.47	268.41	119.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2008 (a,b)	2007 (a,b)	2006 (a,b)	2005 (b)	2004 (b)
Consolidated Operating Results
Revenues	$81,186	$75,431	$71,542	$46,425	$38,217
Earnings From Operations	$5,263	$7,849	$6,984	$5,080	$3,858
Net Earnings	$2,977	$4,654	$4,159	$3,083	$2,411

Return on Shareholders’ Equity	14.9%	22.4%	22.2%	25.2%	29.0%

Basic Net Earnings per Common Share	$2.45	$3.55	$3.09	$2.44	$1.93
Diluted Net Earnings per Common Share	$2.40	$3.42	$2.97	$2.31	$1.83
Common Stock Dividends per Share	$0.030	$0.030	$0.030	$0.015	$0.015

Consolidated Cash Flows From (Used For)
Operating Activities	$4,238	$5,877	$6,526	$4,083	$3,923
Investing Activities	$(5,072)	$(4,147)	$(2,101)	$(3,489)	$(1,644)
Financing Activities	$(605)	$(3,185)	$474	$836	$(550)

Consolidated Financial Condition
(As of December 31)
Cash and Investments	$21,575	$22,286	$20,582	$14,982	$12,253
Total Assets	$55,815	$50,899	$48,320	$41,288	$27,862
Total Commercial Paper and Long-Term Debt	$12,794	$11,009	$7,456	$7,095	$4,011
Shareholders’ Equity	$20,780	$20,063	$20,810	$17,815	$10,772
Debt-to-Total-Capital Ratio	38.1%	35.4%	26.4%	28.5%	27.1%

Financial Highlights should be read with the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

(a)	On January 1, 2006, we began serving as a plan sponsor offering Medicare Part D drug insurance coverage under a contract with CMS. Total revenues generated under this program were $4.6 billion, $5.9 billion and $5.7 billion for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 2 of Notes to the Consolidated Financial Statements for a detailed discussion of this program.

(b)	We acquired Unison Health Plans in May 2008 for total consideration of approximately $930 million, Sierra Health Services, Inc. in February 2008 for total consideration of approximately $2.6 billion, Fiserv Health, Inc. in January 2008 for total consideration of approximately $740 million, PacifiCare Health Systems, Inc. in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. in July 2004 for total consideration of approximately $5.0 billion and Mid-Atlantic Medical Services, Inc. in February 2004 for total consideration of approximately $2.7 billion. The results of operations and financial condition of the acquisitions discussed above have been included in our Consolidated Financial Statements since the respective acquisition dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto. Readers should be cautioned that the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. A description of some of the risks and uncertainties can be found in Item 1A, “Risk Factors.”

BUSINESS OVERVIEW

UnitedHealth Group is a diversified health and well-being company, serving more than 70 million Americans. Our focus is on enhancing the performance of the health system and improving the overall health and well-being of the people we serve and their communities. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost, support the physician/patient relationship, and empower people with the information, guidance and tools they need to make personal health choices and decisions.

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

BUSINESS TRENDS

Our businesses participate in the U.S. health economy, which comprises approximately 16% of gross domestic product and which has grown consistently for many years. Management expects overall spending on health care in the U.S. to continue to rise in the future, based on inflation, demographic trends in the U.S. population and national interest in health and well-being. The rate of growth may be impacted by a variety of factors, including macro-economic conditions and proposed health care reforms, which could also impact our results of operations.

Adverse Economic Conditions

The current U.S. recessionary economic environment has impacted demand for certain of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers and will pressure top line growth for our UnitedHealthcare business. In contrast, our AmeriChoice business has seen increased participation in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. In total, management believes that economic recessions will slow our revenue growth rate and could impact our operating profitability. Management also believes that government funding pressure, coupled with recessionary economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses. For additional discussions regarding how a prolonged economic downturn could affect our business, see Item 1A, “Risk Factors.”

Proposed Federal Economic Stimulus Package

In the short term, our businesses may benefit if proposed elements of the federal economic stimulus package responding to the current recession are signed into law. These include expansion of funding to state programs, which could mitigate funding pressure for AmeriChoice Medicaid offerings at the state level, expansion of coverage for recently unemployed workers through their former employers’ plans, which could enhance participation in UnitedHealthcare benefit programs, and funding for health care information technology, which could expand market opportunities for Ingenix.

Proposed Health Care Reforms

There is regular dialogue about health care reforms at both state and national levels, due to the size of and national interest in the health economy. Examples of these health care reform proposals include policy changes that would change the dynamics of the health care industry, such as having the federal or one or more state governments assume a larger role in the health care system or a fundamental restructuring of the Medicare or Medicaid programs.

The new administration and various congressional leaders have signaled their interest in reducing payments to private plans offering Medicare Advantage. Depending on the extent and phasing of these potential reductions, management believes that the number of seniors participating in Medicare Advantage and the industry-wide earnings derived from these plans may fall. However, if payment rates do come down, management believes that there are a number of adjustments we can make to our operations annually, which may partially offset any earnings impact. For example, we can adjust members’ benefits, we can decide on a county-by-county basis which geographies to participate in, and we can seek to intensify our medical and operating cost management. Any payment reductions may be phased in over a number of years. If industry-wide Medicare Advantage membership reduces, there is likely to be increased demand for Medicare Supplemental insurance and Part D prescription drug coverage, and in both categories Ovations is also a market leader.

We operate a diversified set of health care focused businesses; this business model has been intentionally designed to address a multitude of market sectors. Therefore, we could see simultaneous increases and decreases in demand for various of our products and services, depending on the scope, shape and timing of health care reforms. It is difficult to predict the outcome of reform discussions with precision over the mid- to long-term time horizon. For additional discussions regarding our risks related to health care reforms, see Item 1A, “Risk Factors.”

2008 FINANCIAL PERFORMANCE SUMMARY

We generated net earnings of $3.0 billion, representing a decrease of 36% compared to 2007. Other financial performance measures include:

•	Diluted net earnings per common share of $2.40, a decrease of 30% compared to 2007.

•	Consolidated revenues of $81.2 billion, an increase of 8% over 2007.

•	Earnings from operations of $5.3 billion, down $2.6 billion over 2007.

•	The operating margin of 6.5%, down from 10.4% in 2007.

•	Cash flows from operations of $4.2 billion, representing 142% of 2008 net earnings.

RESULTS SUMMARY

The following summarizes the consolidated financial results for the years ended December 31:

(in millions, except percentages and per share data)				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
REVENUES
Premiums	$73,608	$68,781	$65,666	$4,827	7%	$3,115	5%
Services	5,152	4,608	4,268	544	12%	340	8%
Products	1,655	898	737	757	84%	161	22%
Investment and Other Income	771	1,144	871	(373)	(33)%	273	31%

Total Revenues	81,186	75,431	71,542	5,755	8%	3,889	5%

OPERATING COSTS
Medical Costs	60,359	55,435	53,308	4,924	9%	2,127	4%
Medical Cost Ratio	82.0%	80.6%	81.2%		1.4%		(0.6)%
Operating Costs	13,103	10,583	9,981	2,520	24%	602	6%
Operating Cost Ratio	16.1%	14.0%	14.0%		2.1%		—%
Cost of Products Sold	1,480	768	599	712	93%	169	28%
Depreciation and Amortization	981	796	670	185	23%	126	19%

Total Operating Costs	75,923	67,582	64,558	8,341	12%	3,024	5%

EARNINGS FROM OPERATIONS	5,263	7,849	6,984	(2,586)	(33)%	865	12%
Operating Margin	6.5%	10.4%	9.8%		(3.9)%		0.6%
Interest Expense	(639)	(544)	(456)	95	17%	88	19%

EARNINGS BEFORE INCOME TAXES	4,624	7,305	6,528	(2,681)	(37)%	777	12%
Provision for Income Taxes	(1,647)	(2,651)	(2,369)	(1,004)	(38)%	282	12%
Tax Rate	35.6%	36.3%	36.3%		(0.7)%		—%

NET EARNINGS	$2,977	$4,654	$4,159	$(1,677)	(36)%	$495	12%

DILUTED NET EARNINGS PER COMMON SHARE	$2.40	$3.42	$2.97	$(1.02)	(30)%	$0.45	15%
RETURN ON EQUITY	14.9%	22.4%	22.2%		(7.5)%		0.2%
TOTAL PEOPLE SERVED	73	71	71	2	3%	—	—%

ACQUISITIONS

Unison Health Plans. On May 30, 2008, we acquired all of the outstanding shares of Unison Health Plans (Unison) for approximately $930 million in cash. Unison provides government-sponsored health plan coverage to people in Pennsylvania, Ohio, Tennessee, Delaware, South Carolina and Washington, D.C. through a network of independent health care professionals. This acquisition strengthened our resources and capabilities in these areas. The results of operations and financial condition of Unison have been included in our consolidated results and the results of our Health Care Services reporting segment since the acquisition date.

Sierra Health Services, Inc. On February 25, 2008, we acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. This acquisition strengthened our position in the southwest region of the United States. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of our individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 30,000 members. The divestiture was completed on April 30, 2008. We received proceeds of $185 million for this transaction which were recorded as a reduction to Operating Costs. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, we retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in our consolidated results and the results of the Health Care Services, OptumHealth and Prescription Solutions reporting segments since the acquisition date.

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

The results of operations and financial condition of Fiserv Health have been included in our consolidated results and the results of the Health Care Services, OptumHealth, Ingenix and Prescription Solutions reporting segments since the acquisition date.

2008 RESULTS COMPARED TO 2007 RESULTS

Consolidated Financial Results

Revenues

Revenues consist of premium revenues from risk-based products; service revenues, which primarily include fees for management, administrative and consulting services; product revenues; and investment and other income.

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependants. For both premium risk-based and fee-based customer arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. Through our Prescription Solutions PBM business, revenues are derived from both products sold and administrative services. Product revenues also include sales of Ingenix publishing and software products.

Consolidated revenues for 2008 increased from 2007 primarily due to the increase in premium revenue in the Health Care Services reporting segment. The following is a discussion of consolidated revenues for each of our revenue components.

Premium Revenues. The premium revenue growth generated by our Health Care Services reporting segment was the primary driver in the consolidated premium revenues increase. This increase was due to the growth in individuals served by our Public and Senior Markets Group, premium rate increases for medical cost inflation and acquisitions completed in 2008, partially offset by a decline in individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans.

Service Revenues. The increase in service revenues for 2008 was driven by an increased number of individuals served by fee-based product arrangements in the Health Care Services reporting segment, primarily due to the Fiserv Health acquisition. In addition, our Ingenix reporting segment generated service revenue growth from its health intelligence and contract research businesses as well as from business acquisitions.

Product Revenues. Product revenues for 2008 increased due to increased prescription volume at our Prescription Solutions reporting segment, primarily related to the Fiserv Health acquisition.

Investment and Other Income. The decrease in investment and other income in 2008 was primarily due to lower investment yields primarily as a result of the decrease in interest rates on our cash equivalents, decreased average investment balances related to lower operating cash flows, decreased deposits held for certain government-sponsored programs and increased other-than-temporary impairment charges related to the disruption in the financial markets.

Medical Costs

Medical costs for 2008 increased primarily due to medical cost inflation, acquisitions completed in 2008 and growth in Ovations Medicare Advantage and Medicare Supplement products, partially offset by a decrease in the number of individuals served through both UnitedHealthcare risk-based products and Medicare Part D prescription drug plans.

The medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. Our consolidated medical care ratio increase was primarily driven by premium rates advancing more slowly than medical costs in 2008 for certain risk-based products in the commercial, senior and behavioral care markets.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for 2008 included approximately $230 million of net favorable medical cost development related to prior fiscal years. Medical costs for 2007 included approximately $420 million of net favorable medical cost development related to prior fiscal years.

Operating Costs

The operating cost ratio, calculated as operating costs as a percentage of total revenues, increased in 2008 primarily due to certain expenses as discussed below, acquisitions completed in 2008, costs for anticipated revenue growth that did not fully materialize and a change in business mix towards service revenues from fee-based businesses.

Operating costs for 2008 include $882 million for the proposed settlements of two class action lawsuits related to our historical stock option practices and related legal costs, net of expected insurance proceeds, and $350 million for the settlement of class action litigation related to reimbursement for out-of-network medical services, partially offset by a $185 million reduction in expenses for proceeds from the sale of certain assets and membership of our individual Medicare Advantage HMO plans in Clark and Nye Counties, Nevada relating to the Sierra acquisition. These amounts have been recorded in the corporate segment. For a discussion of the proposed settlements, see Note 15 of Notes to the Consolidated Financial Statements.

Operating costs for 2007 include $176 million of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to our historical stock option practices. The $176 million Section 409A charge includes $87 million of expenses for the payment of certain optionholders’ tax obligations for stock options exercised in 2006 and early 2007 and $89 million of expenses for the modification related to increasing the exercise price of unexercised stock options granted to nonexecutive officer employees and the related cash payments. These amounts have been recorded in the corporate segment. For an expanded discussion of our Section 409A charges, see Note 12 of Notes to the Consolidated Financial Statements.

Cost of Products Sold

Cost of products sold increased due to increased prescription volume at our Prescription Solutions reporting segment, primarily related to the Fiserv Health acquisition.

Depreciation and Amortization

The increase in depreciation and amortization was primarily related to higher levels of computer equipment and capitalized software as a result of technology development and enhancements, as well as additional depreciation and amortization related to recent business acquisitions.

Interest Expense

Interest expense increased due to an increase in our debt outstanding, which was partially offset by lower market interest rates on our floating-rate debt.

Income Taxes

The decrease in our effective income tax rate was primarily due to lower earnings resulting in an increased proportion of tax-free investment income to total earnings.

Reporting Segments

We have four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

Transactions between reporting segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

The following summarizes the operating results of our reporting segments for the years ended December 31:

				Increase (Decrease)		Increase (Decrease)
(in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues
Health Care Services	$75,857	$71,199	$67,817	$4,658	7%	$3,382	5%
OptumHealth	5,225	4,921	4,342	304	6%	579	13%
Ingenix	1,552	1,304	956	248	19%	348	36%
Prescription Solutions	12,573	13,249	4,084	(676)	(5)%	9,165	224%
Eliminations	(14,021)	(15,242)	(5,657)	1,221	nm	(9,585)	nm

Consolidated Revenues	$81,186	$75,431	$71,542	$5,755	8%	$3,889	5%

Earnings from Operations
Health Care Services	$5,068	$6,595	$5,860	$(1,527)	(23)%	$735	13%
OptumHealth	718	895	809	(177)	(20)%	86	11%
Ingenix	229	266	176	(37)	(14)%	90	51%
Prescription Solutions	363	269	139	94	35%	130	94%
Corporate	(1,115)	(176)	—	(939)	nm	(176)	nm

Consolidated Earnings from Operations	$5,263	$7,849	$6,984	$(2,586)	(33)%	$865	12%

Operating Margin
Health Care Services	6.7%	9.3%	8.6%		(2.6)%		0.7%
OptumHealth	13.7%	18.2%	18.6%		(4.5)%		(0.4)%
Ingenix	14.8%	20.4%	18.4%		(5.6)%		2.0%
Prescription Solutions	2.9%	2.0%	3.4%		0.9%		(1.4)%

Consolidated Operating Margin	6.5%	10.4%	9.8%		(3.9)%		0.6%

nm = not meaningful

Health Care Services

The revenue growth in Health Care Services for 2008 was primarily due to growth in the number of individuals served by our Public and Senior Markets Group, premium rate increases for medical cost inflation and the 2008 acquisitions of Sierra, Fiserv Health, and Unison, partially offset by an organic decline in individuals served through commercial risk-based products and Medicare Part D products and a decrease in investment income. UnitedHealthcare revenues of $41.8 billion in 2008 increased over the comparable 2007 period by $1.6 billion, or 4%. The UnitedHealthcare increase was primarily driven by the same factors as discussed for Health Care Services in 2008. Ovations revenues of $28.1 billion in 2008 increased over the comparable 2007 period by $1.6 billion, or 6%. The increase was primarily due to an increase in individuals served with the standardized Medicare Supplement and Medicare Advantage products gained through both organic growth and the Sierra acquisition and premium rate increases, which were partially offset by a net organic decrease of 675,000 stand-alone Medicare Part D members primarily due to the reassignment by the Centers for Medicare and Medicaid Services (CMS) of certain dual-eligible low income beneficiaries based on annual price bids. AmeriChoice generated revenues of $6.0 billion in 2008, an increase of $1.5 billion, or 34%, over the comparable 2007 period, primarily due to an increase in the number of individuals served by Medicaid plans, premium rate increases and the acquisition of Unison in the second quarter of 2008.

The decrease in Health Care Services earnings from operations was primarily due to pressure on enrollment and gross margins in the UnitedHealthcare risk-based business and pressure on gross margins in Medicare Part D prescription drug plans, partially offset by acquisitions. The UnitedHealthcare medical care ratio increased to 83.5% in 2008 from 82.6% in 2007. This increase was primarily driven by the effects of a competitive pricing environment where price increases, net of customer benefit package changes, did not fully match the rise in medical costs, and an increased mix of national account pharmaceutical benefit business, which typically carries a higher medical care ratio. Health Care Services’ operating margin was 6.7% for the year ended December 31, 2008, a decrease from 9.3% in 2007 primarily driven by the factors discussed above.

The following summarizes the number of individuals served, by major market segment and funding arrangement, at December 31:

				Increase (Decrease)		Increase (Decrease)
(in thousands)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Commercial Risk-based	10,360	10,805	11,285	(445)	(4)%	(480)	(4)%
Commercial Fee-based	15,985	14,720	14,415	1,265	9%	305	2%

Total Commercial	26,345	25,525	25,700	820	3%	(175)	(1)%

Medicare Advantage	1,495	1,370	1,445	125	9%	(75)	(5)%
Medicaid	2,515	1,710	1,465	805	47%	245	17%
Standardized Medicare Supplement	2,540	2,400	2,275	140	6%	125	5%

Total Public and Senior	6,550	5,480	5,185	1,070	20%	295	6%

Total Health Care Services Medical Benefits	32,895	31,005	30,885	1,890	6%	120	—%

The number of individuals served with commercial products increased due to acquisitions, which included the addition of 1,315,000 fee-based members from Fiserv Health and the addition of 310,000 risk-based individuals gained through the Sierra acquisition. These additions were partially offset by a net decline in individuals served with commercial products of 805,000, or 3%, from December 31, 2007, primarily due to a decline in individuals served with commercial risk-based products and the impact of a competitive commercial risk-based pricing environment. The number of individuals served by Medicare Advantage products at December 31, 2008 increased through the addition of 60,000 seniors from our acquisition of Sierra and organic growth of 95,000 seniors, partially offset by the divestiture of 30,000 individuals in Nevada related to the Sierra acquisition. Medicaid enrollment grew due to the addition of 320,000 and 60,000 individuals from our Unison and Sierra acquisitions, respectively, and strong organic growth of 425,000 individuals.

OptumHealth

Increased revenues in OptumHealth were driven by rate increases for medical cost inflation and an increased number of consumers served by this segment. OptumHealth provided services to approximately 60 million consumers at December 31, 2008, an increase of approximately 1 million individuals year-over-year.

Earnings from operations and operating margin decreased due to the increased costs for risk-based behavioral and specialty benefits businesses and the mix of continued growth in lower margin business.

Ingenix

The improvement in Ingenix revenues was due to continued growth in its health intelligence and contract research businesses as well as from business acquisitions. The decrease in earnings from operations and operating margin was primarily due to excess staffing costs during 2008 for certain research projects which were cancelled, as well as lower demand for certain consulting services due to the current economic environment.

Prescription Solutions

The decreased Prescription Solutions revenues were primarily due to the reduction in the number of individuals served related to the reassignment of dual-eligible beneficiaries described above through Medicare Part D prescription drug plans by our Ovations business, which is the largest customer of this reporting segment, and a shift from name brand pharmaceuticals towards generic utilization, partially offset by revenues related to the Fiserv Health acquisition and growth in business with unaffiliated clients. Intersegment revenues eliminated in consolidation were $11.0 billion and $12.4 billion for 2008 and 2007, respectively.

Prescription Solutions earnings from operations increased primarily due to the Fiserv Health acquisition, gains in mail service drug fulfillment, and a continuing favorable mix shift to generic pharmaceuticals.

2007 RESULTS COMPARED TO 2006 RESULTS

Consolidated Financial Results

Revenues

Consolidated revenues increased in 2007 primarily due to rate increases on premium-based and fee-based services and growth in the total number of individuals served by Health Care Services.

Premium Revenues. Consolidated premium revenues increased in 2007 primarily due to premium rate increases, partially offset by a decrease in the number of individuals served by our commercial risk-based products.

Premium revenues for UnitedHealthcare in 2007 totaled $36.2 billion, an increase of $623 million, or 2%, over 2006. This increase was primarily due to average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products and due to premiums from businesses acquired since the beginning of 2006. This was partially offset by a 4% decrease in the number of individuals served by commercial risk-based products in 2007 primarily due to our internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to commercial fee-based products. Ovations premium revenues in 2007 totaled $26.0 billion, an increase of $1.7 billion, or 7%, over 2006. This increase was driven primarily by an increase in individuals served by standardized Medicare Supplement and Evercare products, and rate increases on Medicare Advantage products as well as continued growth in our Medicare Part D program. AmeriChoice premium revenues increased by $732 million, or 20%, over 2006 primarily due to an increase in the number of individuals served by Medicaid products as well as rate increases. The remaining premium revenue increase resulted primarily from membership growth and rate increases at OptumHealth, which contributed a premium revenue increase of 11% over 2006.

Service Revenues. The 2007 increase in consolidated service revenues was driven primarily by a 38% increase in Ingenix service revenues due to new business growth in the health information and contract research businesses and from businesses acquired since the beginning of 2006. In addition, UnitedHealthcare service revenues increased due to a 3% increase in the number of individuals served under commercial fee-based arrangements during 2007, as well as annual rate increases.

Product Revenues. The 2007 increase in consolidated product revenues was driven by pharmacy sales growth at Prescription Solutions primarily due to providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and Part D members.

Investment and Other Income. Interest income increased by $239 million in 2007, driven by increased levels of cash and fixed-income investments, due in part to deposits held for certain government-sponsored programs during 2007 and the lack of share repurchase activity in the first two and one half months of 2007. Net realized gains on sales of investments were $38 million in 2007 and $4 million in 2006.

Medical Costs

The consolidated medical care ratio decreased primarily due to a decrease in the medical care ratio relating to Ovations which was partially offset by an increase in the commercial medical care ratio resulting from our internal pricing decisions in a competitive commercial risk-based pricing environment, as well as a shift from favorable medical cost development for UnitedHealthcare during 2006 to unfavorable medical cost development during 2007.

Medical costs for 2007 included approximately $420 million of favorable medical cost development related to prior fiscal years. Medical costs for 2006 included approximately $430 million of favorable medical cost development related to prior fiscal years.

Medical costs for 2007 increased primarily due to an annual medical cost trend of 7% to 8% on commercial risk-based business due to medical cost inflation and increased utilization, as well as growth in Ovations Medicare programs, partially offset by a decrease in the number of individuals served by commercial risk-based products.

Operating Costs

The operating cost ratio for 2007 was consistent with 2006. The operating cost ratio reflected productivity gains from technology deployment and other cost management initiatives, offset by the effect of business mix change as fee-based businesses such as Ingenix increase in size and impact, as well as increased investment in technology, service and product enhancements; incremental marketing and advertising costs for Medicare Advantage products; and expenses in the first quarter of 2007 associated with the application of deferred compensation rules under Section 409A to our historical stock option practices, as described in “2008 Results Compared to 2007 Results” above.

The increase in operating costs in 2007 was primarily due to general operating cost inflation and was also impacted by the items discussed above.

Cost of Products Sold

Cost of products sold increased in 2007 primarily due to costs associated with increased pharmacy sales at Prescription Solutions as a result of providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and Part D members in 2007.

Depreciation and Amortization

The increase in depreciation and amortization in 2007 was primarily related to higher levels of computer equipment and capitalized software as a result of technology enhancements, business growth and businesses acquired since the beginning of 2006, as well as separately identifiable intangible assets acquired in business acquisitions since the beginning of 2006.

Reporting Segments

Health Care Services

UnitedHealthcare revenues of $40.3 billion in 2007 increased by $821 million, or 2%, over 2006. This increase was driven mainly by average net premium rate increases of 7% to 8% on UnitedHealthcare’s renewing commercial risk-based products, an increase in the number of individuals served by commercial fee-based products and businesses acquired since the beginning of 2006. This was partially offset by a 4% decrease in the number of individuals served by commercial risk-based products in 2007 primarily due to our internal pricing decisions in a competitive commercial risk-based pricing environment and the conversion of certain groups to commercial fee-based products. Ovations revenues of $26.5 billion in 2007 increased by approximately $1.8 billion, or 7%, over 2006. The increase was primarily driven by an increase in individuals served by standardized Medicare supplement and Evercare products, and rate increases on Medicare Advantage products as well as continued growth in our Medicare Part D program. The remaining Health Care Services revenue increase resulted from an increase in AmeriChoice revenues of $750 million, or 20%, over 2006 primarily due to an increase in the number of individuals served by Medicaid products as well as rate increases.

The increase in Health Care Services earnings from operations in 2007 was principally driven by a decrease in the medical care ratio for Ovations primarily due to favorable medical cost trends and an increase in the number of individuals served by certain Medicare products and related rate increases discussed above, partially offset by a decrease in individuals served by commercial risk-based products and an increase in the related medical care ratio. The UnitedHealthcare medical care ratio increased to 82.6% in 2007 from 80.5% in 2006. This increase was mainly due to our internal pricing decisions in a competitive commercial risk-based pricing environment as well as a shift from favorable medical cost development for UnitedHealthcare during 2006 to unfavorable medical cost development during 2007, which was partially driven by costs from higher benefit utilization in December 2006 primarily relating to high-deductible risk-based products. The Health Care Services operating margin for 2007 was 9.3%, an increase from 8.6% in 2006, which reflected productivity gains from technology deployment and disciplined operating cost management as well as the factors discussed above.

The increase in the number of individuals served with commercial fee-based products as of December 31, 2007 was driven by new customer relationships and customers converting from risk-based products to fee-based products, partially offset by employment attrition at continuing customers. The number of individuals served with commercial risk-based products decreased primarily due to a competitive pricing environment and the conversion of individuals to fee-based products.

The number of individuals served by Medicare Advantage products as of December 31, 2007 decreased primarily due to a decline in participation in private-fee-for-service offerings, while individuals served by standardized Medicare supplement products increased due to new customer relationships. Medicaid enrollment increased in 2007 primarily due to new customer gains, including 180,000 individuals served under the TennCare program in Tennessee.

OptumHealth

The OptumHealth revenues increase was principally driven by an increase in the number of individuals served by several of its specialty benefit businesses and rate increases related to these businesses.

OptumHealth earnings from operations increased in 2007 primarily due to the membership growth and rate increases. The OptumHealth operating margin declined from 18.6% in 2006 to 18.2% in 2007 due to a continued business mix shift toward higher revenue, lower margin products, partially offset by effective operating cost management.

Ingenix

The Ingenix revenues increase in 2007 was primarily driven by new business growth in the health information and contract research businesses as well as from businesses acquired since the beginning of 2006.

The increase in earnings from operations was primarily due to growth in the health information and contract research businesses, businesses acquired since the beginning of 2006 and effective operating cost management. The operating margin was 20.4% in 2007, up from 18.4% in 2006. This increase in operating margin was largely driven by business growth and operating cost management described above.

Prescription Solutions

The Prescription Solutions revenues increase in 2007 was primarily driven by providing prescription drug benefit services to an additional four million Ovations Medicare Advantage and stand-alone Part D members.

Intersegment revenues were eliminated in consolidation and amounted to $12.4 billion and $3.4 billion for 2007 and 2006, respectively.

Prescription Solutions earnings from operations increased largely due to the expansion of services to Medicare Part D members discussed above. The operating margin was 2.0% in 2007, a decrease from 3.4% in 2006. The decrease in operating margin reflected the comparatively lower margin earned in the high volume Ovations Medicare Part D prescription drug service contracts.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Liquidity and Financial Condition

We manage our cash, investments and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which generally governs return objectives, regulatory limitations, tax implications and risk tolerances, which focuses on preservation of capital, diversification and duration. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses by making capital expenditures, expanding our services through business acquisitions and repurchasing shares of our common stock, depending on market conditions.

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic and customer diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future health care costs.

A summary of our major sources and uses of cash is reflected in the table below.

	For the Year Ended December 31,
(in millions)	2008	2007	2006
Sources of Cash:
Cash Provided by Operating Activities	$4,238	$5,877	$6,526
Maturities and Sales of Investments	8,598	3,365	4,096
Proceeds from Issuance of Long-Term Debt	2,981	3,582	3,000
Other	1,770	1,962	2,395

Total Sources of Cash	17,587	14,786	16,017

Uses of Cash:
Purchases of Investments	(9,251)	(6,379)	(4,851)
Cash Paid for Acquisitions, net of cash assumed and dispositions	(3,813)	(262)	(670)
Common Stock Repurchases	(2,684)	(6,599)	(2,345)
Other	(3,278)	(3,001)	(3,252)

Total Uses of Cash	(19,026)	(16,241)	(11,118)

Net (Decrease) Increase in Cash	$(1,439)	$(1,455)	$4,899

Net cash flows from operating activities decreased $1.6 billion in 2008, or 28%, primarily due to the decrease in net earnings of $1.7 billion which included payments of $573 million, net of taxes, for the settlement of two class action lawsuits related to our historical stock option practices. For detail on these settlements, see Note 15 of Notes to the Consolidated Financial Statements.

As of December 31, 2008, our cash, cash equivalent and available-for-sale investment balances of $21.4 billion included $7.4 billion of cash and cash equivalents, $13.5 billion of debt securities and $477 million of equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if the investment was sold at the measurement date. Other sources of liquidity, primarily from operating cash flows, reduce the need to sell investments in adverse markets. See Note 5 of Notes to the Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a relatively short average duration and a weighted average credit rating of “AA” as of December 31, 2008. Included in the debt securities balance is $3.3 billion of state and municipal obligations that are guaranteed by third parties. The securities are guaranteed by a number of different guarantors, and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted average credit rating of these securities both with and without the guarantee is “AA” as of December 31, 2008 for the securities for which such information is available.

Commercial Paper. Commercial paper consisted of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of December 31, 2008, we had $101 million of outstanding commercial paper with interest rates ranging from 5.1% to 7.1%. This range in rates reflects increases in the market rates for Tier-2 credit-rated commercial paper.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices. During 2008, we repurchased 72 million shares at an average price of approximately $37 per share and an aggregate cost of approximately $2.7 billion. As of December 31, 2008, we had Board of Directors’ authorization to purchase up to an additional 103 million shares of our common stock.

Capital Resources

As of December 31, 2008 and December 31, 2007, we had commercial paper and long-term debt outstanding of $12.8 billion and $11.0 billion, respectively.

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

Cash, Cash Equivalents and Investments. We maintained a highly liquid position, with cash, cash equivalents and investments of $21.6 billion as of December 31, 2008. As further described under “Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. As of December 31, 2008, approximately $865 million of our $21.6 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the U.S. Securities and Exchange Commission (SEC) registering an unlimited amount of debt securities.

Credit Ratings. Our credit ratings at December 31, 2008 were as follows:

	Moody’s		Standard & Poor’s		Fitch
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior Unsecured Debt	Baa1	Stable	A-	Negative	A-	Negative
Commercial Paper	P-2	n/a	A-2	n/a	F1	n/a

See Item 1A, “Risk Factors,” for a discussion of our risks related to downgrades in our credit ratings.

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) was 38.1% and 35.4% as of December 31, 2008 and December 31, 2007, respectively. We were in compliance with the requirements of all debt covenants as of December 31, 2008. In August 2006, we received a purported notice of default from persons claiming to hold our 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed our announcement that we would delay filing our quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Bank Credit Facilities. In November 2008, we entered into a $750 million 364-day revolving bank credit facility which replaced our $1.5 billion 364-day revolving bank credit facility entered into in November 2007. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At December 31, 2008, the interest rate ranged from 2.9% to 4.3%.

In May 2007, we amended and restated our $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At December 31, 2008, the interest rate ranged from 0.6% to 2.0%.

These credit facilities support our commercial paper program and are available for general working capital purposes. As of December 31, 2008, we had no amounts outstanding under our credit facilities.

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

An inability of our regulated subsidiaries to pay dividends to their parent companies could impact the scale to which we could reinvest in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, an inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operations of our unregulated businesses, as well as liquidity at the parent level in the form of cash and cash equivalent balances and commercial paper or bank funding, mitigate this risk. See Item 1A, “Risk Factors” for a discussion of our risks related to dividend restrictions on our regulated subsidiaries.

In 2008, based on the 2007 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was $3.0 billion. As of December 31, 2008, our regulated subsidiaries have paid their parent companies dividends of $4.2 billion, including $1.2 billion of extraordinary dividends approved by state insurance regulators. In 2007, the maximum amount of dividends which could be paid without prior regulatory approval was $2.5 billion. In 2007, $2.9 billion was paid to their parent companies, including $400 million of extraordinary dividends approved by state insurance regulators.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes future obligations due by period as of December 31, 2008, under our various contractual obligations and commitments:

(in millions)	2009	2010 to 2011	2012 to 2013	Thereafter	Total
Debt and Commercial Paper (a)	$1,456	$1,819	$1,515	$8,004	$12,794
Interest on Debt and Commercial Paper (b)	425	793	724	5,792	7,734
Operating Leases	258	425	303	688	1,674
Purchase Obligations (c)	149	45	1	—	195
Future Policy Benefits (d)	154	335	326	1,196	2,011
Unrecognized Tax Benefits (e)	2	—	—	205	207
Unfunded Investment Commitments (f)	134	82	10	10	236
Other Long-Term Obligations (g)	56	2	—	319	377

Total Contractual Obligations	$2,634	$3,501	$2,879	$16,214	$25,228

(a)	Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of acceleration is remote.
(b)	Calculated using stated rates from the debt agreements and related interest rate swap agreements and assuming amounts are outstanding through their contractual term. For variable-rate obligations, we used the rates in place as of December 31, 2008 to estimate all remaining contractual payments. Includes unamortized discounts from par values.
(c)	Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements which are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and also excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2008.
(d)	Estimated payments required under life and annuity contracts held by a divested entity. Under our reinsurance arrangement with OneAmerica Financial Partners, Inc. (OneAmerica) these amounts are payable by OneAmerica, but we remain liable to the policyholders if they are unable to pay. We have recorded a corresponding reinsurance receivable from OneAmerica in our Consolidated Financial Statements.
(e)	Unrecognized tax benefits relate to the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48). Since the timing of future settlements is uncertain, the long-term portion has been classified as “Thereafter.” See Note 10 of Notes to the Consolidated Financial Statements for more detail.
(f)	Includes remaining capital commitments for venture capital funds and the investment commitment related to the PacifiCare acquisition. See Note 15 of Notes to the Consolidated Financial Statements for more detail.
(g)	Includes future payments to optionholders related to the application of Section 409A, as well as obligations associated with certain employee benefit programs and charitable contributions related to the PacifiCare acquisition discussed below, which have been classified as “Thereafter” due to uncertainty regarding payment timing.

We do not have other significant contractual obligations or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any SPE transactions.

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

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We do not expect the adoption of FAS 141R will have a material impact on our Consolidated Financial Statements.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2008:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs
(in millions)
(0.75)%	$148
(0.50)%	$99
(0.25)%	$49
0.25%	$(49)
0.50%	$(98)
0.75%	$(146)

Medical cost PMPM trend factors are the most significant factors we use in developing our medical costs payable estimates for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2008:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs
(in millions)
3%	$281
2%	$187
1%	$94
(1)%	$(94)
(2)%	$(187)
(3)%	$(281)

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

(in millions)	Favorable Development	Increase (Decrease) to Medical Costs (a)			Medical Costs				Earnings from Operations
					As Reported	As Adjusted (b)			As Reported	As Adjusted (b)
2006	$430		$10		$53,308		$53,318		$6,984		$6,974
2007	$420		$190		$55,435		$55,625		$7,849		$7,659
2008	$230	$		(c)	$60,359	$		(c)	$5,263	$		(c)

(a)	The amount of favorable development recorded in the current year pertaining to the prior year less the amount of favorable development recorded in the subsequent year pertaining to the current year.
(b)	Represents reported amounts adjusted to reflect the net impact of medical cost development.
(c)	Not yet determinable as the amount of prior period development recorded in 2009 will change as our December 31, 2008 medical costs payable estimate develops throughout 2009.

Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2008, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2008, however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2008 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance, 2008 net earnings would increase or decrease by $48 million and diluted net earnings per common share would increase or decrease by $0.04 per share.

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

We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. Necessary and available diagnosis data collected and captured by us and health care providers is submitted to CMS within prescribed deadlines.

Goodwill, Intangible Assets and Other Long-Lived Assets

As of December 31, 2008, we had long-lived assets, including goodwill, other intangible assets and property, equipment and capitalized software, of $24.6 billion. We review our goodwill for impairment annually at the reporting unit level, and we review our remaining long-lived assets for impairment when events and changes in circumstances indicate we might not recover their carrying value. To determine the fair value of our long-lived assets and assess their recoverability, we must make assumptions about a wide variety of internal and external factors including estimated future utility and estimated future cash flows, which in turn are based on estimates of future revenues, expenses and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. There were no material impairments at December 31, 2008.

Investments

As of December 31, 2008, we had approximately $14.1 billion of investments, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report net unrealized gains or losses, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2008, our investments had gross unrealized gains of $312 million and gross unrealized losses of $349 million. If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our Consolidated Statements of Operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary. We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery and record any resulting impairment charges at that time. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. Government and Agency securities, state and municipal securities, asset-backed, and corporate debt obligations, substantially all of investment grade quality. If securities are downgraded below policy minimums, subsequent to purchase, they will be disposed of in accordance with the investment policy.

Contingent Liabilities

Because of the nature of our businesses, we are routinely involved in various disputes, legal proceedings and governmental audits and investigations. We record liabilities for our estimates of the probable costs resulting from these matters. Our estimates are developed in consultation with outside legal counsel, if appropriate, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering our insurance coverage, if any, for such matters. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions. See Item 1A, “Risk Factors” for a description of the risks related to our pending regulatory inquiries and litigation.

LEGAL MATTERS

A description of our legal proceedings is included in Note 15 of Notes to the Consolidated Financial Statements and is incorporated by reference herein.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of December 31, 2008, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A”. As of December 31, 2008, there were no other significant concentrations of credit risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of December 31, 2008, approximately $7.4 billion of our financial investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, approximately $7.2 billion of our debt as of December 31, 2008 was at interest rates that vary with market rates, either directly or through the use of interest rate swap contracts, which may materially impact our interest expense.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of December 31, 2008, approximately $13.7 billion of our investments were fixed-rate debt securities, and approximately $5.6 billion of our debt was fixed-rate term debt with no related interest rate swap contracts. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we enter into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. The differential between the fixed rates received and the variable rates paid is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations. Our swap agreements converted a majority of our interest expense from a fixed to variable rates to better offset the impact of market rates on our variable rate cash equivalent investments. In January 2009, we terminated $4.9 billion notional of interest rate swap contracts with financial institutions to lock-in the benefit of current low market interest rates. Additional information on our derivative financial instruments is included in Note 9 of Notes to the Consolidated Financial Statements.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of December 31, 2008 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$149	$133	$(1,009)	$(719)
1%	74	66	(504)	(392)
(1)%	(74)	(66)	497	436
(2)%	(149)	(133)	1,012	974

(a)	Including the impact of the termination of the interest rate swap contracts in January 2009, a hypothetical 1% change in market interest rates would impact the interest expense per annum by $18 million.

As of December 31, 2008, we had $477 million of equity securities and venture capital funds, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UnitedHealth Group

Consolidated Balance Sheets

	December 31,
(in millions, except per share data)	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$7,426	$8,865
Short-Term Investments	783	754
Accounts Receivable, net of allowances of $148 and $121	1,929	1,574
Assets Under Management	2,199	2,210
Deferred Income Taxes	424	386
Other Current Receivables	1,715	1,326
Prepaid Expenses and Other Current Assets	514	429

Total Current Assets	14,990	15,544
Long-Term Investments	13,366	12,667
Property, Equipment and Capitalized Software, net of accumulated depreciation and amortization of $2,363 and $1,578	2,181	2,121
Goodwill	20,088	16,854
Other Intangible Assets, net of accumulated amortization of $803 and $553	2,329	1,737
Other Assets	2,861	1,976

TOTAL ASSETS	$55,815	$50,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$8,664	$8,331
Accounts Payable and Accrued Liabilities	5,685	3,654
Other Policy Liabilities	2,823	3,207
Commercial Paper and Current Maturities of Long-Term Debt	1,456	1,946
Unearned Premiums	1,133	1,354

Total Current Liabilities	19,761	18,492
Long-Term Debt, less current maturities	11,338	9,063
Future Policy Benefits	2,286	1,849
Deferred Income Taxes and Other Liabilities	1,650	1,432

Total Liabilities	35,035	30,836

Commitments and Contingencies (Note 15)
Shareholders’ Equity
Preferred Stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.01 par value — 3,000 shares authorized; 1,201 and 1,253 issued and outstanding	12	13
Additional Paid-In Capital	38	1,023
Retained Earnings	20,782	18,929
Accumulated Other Comprehensive (Loss) Income
Net Unrealized (Losses) Gains on Investments, net of tax effects	(30)	98
Foreign Currency Translation Loss	(22)	—

Total Shareholders’ Equity	20,780	20,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,815	$50,899

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2008	2007	2006
REVENUES
Premiums	$73,608	$68,781	$65,666
Services	5,152	4,608	4,268
Products	1,655	898	737
Investment and Other Income	771	1,144	871

Total Revenues	81,186	75,431	71,542

OPERATING COSTS
Medical Costs	60,359	55,435	53,308
Operating Costs	13,103	10,583	9,981
Cost of Products Sold	1,480	768	599
Depreciation and Amortization	981	796	670

Total Operating Costs	75,923	67,582	64,558

EARNINGS FROM OPERATIONS	5,263	7,849	6,984
Interest Expense	(639)	(544)	(456)

EARNINGS BEFORE INCOME TAXES	4,624	7,305	6,528
Provision for Income Taxes	(1,647)	(2,651)	(2,369)

NET EARNINGS	$2,977	$4,654	$4,159

BASIC NET EARNINGS PER COMMON SHARE	$2.45	$3.55	$3.09

DILUTED NET EARNINGS PER COMMON SHARE	$2.40	$3.42	$2.97

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,214	1,312	1,344
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	27	49	58

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,241	1,361	1,402

ANTI-DILUTIVE SHARES EXCLUDED FROM THE CALCULATION OF DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	90	38	35

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in millions)	Shares	Amount
Balance at January 1, 2006	1,358	$14	$7,510	$10,258	$33	$17,815
Net Earnings	—	—	—	4,159	—	4,159
Unrealized Holding Losses on Investment Securities During the Period, net of tax benefit of $7	—	—	—	—	(15)	(15)
Reclassification Adjustment for Net Realized Gains Included in Net Earnings, net of tax expense of $1	—	—	—	—	(3)	(3)

Comprehensive Income						4,141

Issuances of Common Stock, and related tax benefits	22	—	342	—	—	342
Common Stock Repurchases	(40)	(1)	(2,344)	—	—	(2,345)
Conversion of Convertible Debt	5	—	282	—	—	282
Share-Based Compensation, and related tax benefits	—	—	616	—	—	616
Common Stock Dividend	—	—	—	(41)	—	(41)

Balance at December 31, 2006	1,345	$13	$6,406	$14,376	$15	$20,810
Net Earnings	—	—	—	4,654	—	4,654
Unrealized Holding Gains on Investment Securities During the Period, net of tax expense of $60	—	—	—	—	107	107
Reclassification Adjustment for Net Realized Gains Included in Net Earnings, net of tax expense of $14	—	—	—	—	(24)	(24)

Comprehensive Income						4,737

Issuances of Common Stock, and related tax benefits	33	1	590	—	—	591
Common Stock Repurchases	(125)	(1)	(6,598)	—	—	(6,599)
Conversion of Convertible Debt	—	—	24	—	—	24
Share-Based Compensation, and related tax benefits	—	—	602	—	—	602
Adjustment to Adopt FIN 48	—	—	(1)	(61)	—	(62)
Common Stock Dividend	—	—	—	(40)	—	(40)

Balance at December 31, 2007	1,253	$13	$1,023	$18,929	$98	$20,063
Net Earnings	—	—	—	2,977	—	2,977
Unrealized Holding Losses on Investment Securities During the Period, net of tax benefit of $76	—	—	—	—	(132)	(132)
Reclassification Adjustment for Net Realized Losses Included in Net Earnings, net of tax benefit of $2	—	—	—	—	4	4
Foreign Currency Translation Loss					(22)	(22)

Comprehensive Income						2,827

Issuances of Common Stock, and related tax benefits	20	—	272	—	—	272
Common Stock Repurchases	(72)	(1)	(1,596)	(1,087)	—	(2,684)
Share-Based Compensation, and related tax benefits	—	—	339	—	—	339
Common Stock Dividend	—	—	—	(37)	—	(37)

Balance at December 31, 2008	1,201	$12	$38	$20,782	$(52)	$20,780

See Notes to the Consolidated Financial Statements.

UnitedHealth Group

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2008	2007	2006
OPERATING ACTIVITIES
Net Earnings	$2,977	$4,654	$4,159
Noncash Items:
Depreciation and Amortization	981	796	670
Deferred Income Taxes	(166)	86	(96)
Share-Based Compensation	305	505	404
Other	(122)	(213)	(171)
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable	(219)	(194)	(28)
Other Assets	(48)	(386)	(383)
Medical Costs Payable	(41)	149	597
Accounts Payable and Other Accrued Liabilities	708	269	947
Other Policy Liabilities	(170)	188	337
Unearned Premiums	33	23	90

Cash Flows From Operating Activities	4,238	5,877	6,526

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	(4,012)	(270)	(670)
Cash Received from Disposition	199	8	—
Purchases of Property, Equipment and Capitalized Software	(791)	(871)	(728)
Proceeds from Disposal of Property, Equipment and Capitalized Software	185	—	52
Purchases of Investments	(9,251)	(6,379)	(4,851)
Maturities and Sales of Investments	8,598	3,365	4,096

Cash Flows Used For Investing Activities	(5,072)	(4,147)	(2,101)

FINANCING ACTIVITIES
(Repayments of) Proceeds from Commercial Paper, net	(1,346)	947	(2,332)
Proceeds from Issuance of Long-Term Debt	2,981	3,582	3,000
Payments for Retirement of Long-Term Debt	(500)	(950)	—
Repayments of Convertible Subordinated Debentures	—	(10)	(91)
Common Stock Repurchases	(2,684)	(6,599)	(2,345)
Proceeds from Common Stock Issuances	299	712	397
Share-Based Compensation Excess Tax Benefits	62	303	241
Customer Funds Administered	(461)	(1,110)	1,705
Dividends Paid	(37)	(40)	(41)
Checks Outstanding	1,224	—	—
Other	(143)	(20)	(60)

Cash Flows (Used For) From Financing Activities	(605)	(3,185)	474

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,439)	(1,455)	4,899
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,865	10,320	5,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,426	$8,865	$10,320

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$621	$553	$409
Cash Paid for Income Taxes	$1,882	$2,277	$1,729

See Notes to the Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

UnitedHealth Group Incorporated (also referred to as “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to making health care work better. The Company emphasizes enhancing the performance of the health system and improving the overall health and well-being of the people it serves and their communities. The Company helps people get the care they need at an affordable cost, supports the physician/patient relationship, and empowers people with the information, guidance and tools they need to make personal health choices and decisions.

The Company’s primary focus is on improving the health care system by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care professionals, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through its diversified family of businesses, the Company leverages core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to improve access to health and well-being services, simplify the health care experience, promote quality and make health care more affordable.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation. The Company has eliminated intercompany balances and transactions.

Use of Estimates

These Consolidated Financial Statements include certain amounts that are based on the Company’s best estimates and judgments. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The Company’s most significant estimates relate to medical costs, medical costs payable, revenues, goodwill, other intangible assets, investments and contingent liabilities. The Company adjusts these estimates each period, as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted.

Revenues

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and the Company assumes the economic risk of funding its customers’ health care services and related administrative costs. The Company recognizes premium revenues in the period in which eligible individuals are entitled to receive health care services. The Company records health care premium payments received from its customers in advance of the service period as unearned premiums.

CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate are expected to have higher medical costs. Under this risk adjustment

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.

Service revenues consist primarily of fees derived from services performed for customers that self-insure the medical costs of their employees and their dependants. Under service fee contracts, the Company recognizes revenue in the period the related services are performed based upon the fee charged to the customer. The customers retain the risk of financing medical benefits for their employees and employees’ dependants, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. Because the Company neither has the obligation for funding the medical expenses, nor the responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements.

For both premium risk-based and fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals.

Through the Company’s Prescription Solutions pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In all retail pharmacy transactions, revenues recognized always exclude the member’s applicable co-payment. Product revenues are recognized upon sale or shipment. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts that separately obligate it to pay its network pharmacy providers for benefits provided to their customers, whether or not the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Gross Revenue as a Principal versus Net as an Agent.” Product revenues also include sales of Ingenix publishing and software products which are recognized as revenue upon shipment.

Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers but for which the Company has either not yet received or processed claims, and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care professional contract rate changes, medical care consumption and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company adjusts the amount of the estimates, and includes the changes in estimates in medical costs in the period in which the change is identified. In every

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting period, the Company’s operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Cash, Cash Equivalents and Investments

Cash and cash equivalents are highly liquid investments that have an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments.

During the fourth quarter of 2008, the Company changed its intent with respect to offsetting cash balances, which affected its balances in checks outstanding in excess of bank deposits for certain cash balances. As of December 31, 2008, the Company had checks outstanding in excess of bank deposits of $1.2 billion, which were reclassified from Cash and Cash Equivalents to Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets and have been reflected as Checks Outstanding in the Consolidated Statements of Cash Flows. There were no checks outstanding in excess of bank deposits as of December 31, 2007.

Investments with maturities of less than one year are classified as short-term. Because of regulatory requirements, certain investments are included in long-term investments regardless of their maturity date. The Company classifies these investments as held-to-maturity and reports them at amortized cost. Substantially all other investments are classified as available-for-sale and reported at fair value based on quoted market prices, where available.

The Company excludes unrealized gains and losses on investments in available-for-sale securities from earnings and reports them, net of income tax effects, as a separate component of shareholders’ equity. The Company continually monitors the difference between the cost and estimated fair value of its investments. For those investments in an unrealized loss position, the Company analyzes relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a sufficient time to recover its cost. New information and the passage of time can change these judgments. The Company revises impairment judgments when new information becomes known or when it does not anticipate holding the investment until the forecasted recovery. If any of the Company’s investments experience a decline in value that is determined to be other-than-temporary, based on analysis of relevant factors, the Company records a realized loss in Investment and Other Income in its Consolidated Statements of Operations. The amortization of premiums and accretion of discounts are recorded utilizing the effective yield (interest) method, over the period from the date of purchase to maturity or call date, whichever produces the lowest yield. For asset-backed securities included in debt securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. These adjustments are reflected in Investment and Other Income in the period of change. The Company manages its investment portfolio to limit its exposure to any one issuer or market sector, and largely limit its investments to U.S. Government and Agency securities, state and municipal securities, asset-backed, and corporate debt obligations, all of investment grade quality. If securities are downgraded below policy minimums, subsequent to purchase, they will be disposed of in accordance with the investment policy. To calculate realized gains and losses on the sale of investments, the Company uses the specific cost or amortized cost of each investment sold.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Under Management

The Company administers certain aspects of AARP’s insurance program (see Note 13 of Notes to the Consolidated Financial Statements). Pursuant to the Company’s agreement, AARP assets are managed separately from its general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon transfer of the AARP contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with the AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in the Company’s earnings.

Other Current Receivables

Other current receivables include proceeds due from pharmacy rebates, CMS for Medicare Part D, reinsurance and other miscellaneous amounts due to the Company.

The Company’s PBM companies contract with pharmaceutical manufacturers, some of whom provide rebates based on use of the manufacturers’ products by its PBM companies’ affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The PBM companies bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms. The Company records rebates attributable to affiliated clients as a reduction to medical costs. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold with a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts and posted to the Consolidated Statements of Operations as a reduction of Product Revenue. The Company generally receives rebates between two to five months after billing.

For details on the Company’s Medicare Part D receivables see “Medicare Part D Pharmacy Benefits Contract” below.

For details on the Company’s reinsurance receivable see “Future Policy Benefits and Reinsurance Receivables” below.

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

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the individual annual out-of-pocket maximum. A settlement is made with CMS based on actual cost experience, subsequent to the end of the plan year.

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

•

CMS Risk-Share — Premiums from CMS are subject to risk corridor provisions which compare costs targeted in the Company’s annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by the Company may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums it received. The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires the Company to consider factors that may not be certain, including member eligibility status differences with CMS. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and other current assets or liabilities.

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

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits within Other Policy Liabilities in the Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing activities in the Consolidated Statements of Cash Flows.

As of December 31, 2008, there was a receivable for the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy of $349 million recorded in Other Current Receivables in the Consolidated Balance Sheets. As of December 31, 2007, there were amounts on deposit for these subsidies of approximately $340 million recorded in Other Policy Liabilities in the Consolidated Balance Sheets.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Consolidated Statements of Operations.

As a result of the Medicare Part D product benefit design, the Company incurs a disproportionate amount of pharmacy benefit costs early in the contract year. While the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to the initial coverage limit, the beneficiary is responsible for 100% of their drug costs from the initial coverage limit to the out-of-pocket maximum. Consequently, the Company incurs a disproportionate amount of pharmacy benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the initial

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage limit. The uneven timing of Medicare Part D pharmacy benefit claims results in losses in the first half of the year that, if they continued at that pace for the rest of the year, would entitle the Company to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year, the Company records a net risk-share receivable from CMS in Other Current Receivables in the Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Typically, those losses are expected to reverse in the second half of the year.

The final 2008 risk-share amount is expected to be settled during the second half of 2009, and is subject to the reconciliation process with CMS. The net risk-share receivable from CMS of $19 million was recorded in Other Current Receivables in the Consolidated Balance Sheets as of December 31, 2008. As of December 31, 2007, there was a net risk-share payable of approximately $280 million recorded in Other Policy Liabilities in the Consolidated Balance Sheets.

As of January 1, 2009, certain changes were made to the Medicare Part D coverage by CMS, including:

•	The initial coverage limit increased to $2,700.

•	The catastrophic coverage begins at $6,154.

•	The annual out-of-pocket maximum increased to $4,350.

Property, Equipment and Capitalized Software

Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. The Company reviews property, equipment and capitalized software for events or changes in circumstances that would indicate that we might not recover their carrying value. If the Company determines that an asset may not be recoverable, an impairment charge is recorded.

The Company calculates depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are:

Furniture, fixtures and equipment	3 to 7 years
Buildings	35 to 40 years
Leasehold improvements	Shorter of useful life or remaining lease term
Capitalized software	3 to 9 years

Goodwill

Goodwill represents the amount by which the purchase price of businesses the Company has acquired exceeds the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses.

In accordance with FAS 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on January 1st of each year or more frequently if it believes indicators of impairment exist. The Company has eleven reporting units at December 31, 2008. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values,

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including goodwill. The Company generally determines the fair value of its reporting units utilizing a discounted cash flow method, an income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

The income approach utilized by the Company requires the use of various estimates and assumptions, the most significant of which include forecasted cash flows, weighted average cost of capital, terminal value, long-term growth rates, and working capital requirements. The Company conducted its most recent impairment test on January 1, 2009 and has determined there to be no impairment of the carrying values of goodwill as of December 31, 2008.

Other Intangible Assets

Intangible assets with discrete useful lives are amortized on a straight-line basis over their estimated useful lives unless another method can be reasonably determined. Intangible assets are reviewed for events or changes in circumstances that would indicate an asset’s carrying value exceeds its estimated fair value in which case an impairment charge would be recorded. The Company considers many factors, including estimated future utility and cash flows associated with the assets, to make this decision. There were no material impairments at December 31, 2008.

Other Policy Liabilities

Other policy liabilities include the RSF associated with the AARP program (see Note 13 of Notes to the Consolidated Financial Statements), deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits Contract” above), customer balances related to experience-rated insurance products and the current portion of future policy benefits. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.

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

Future Policy Benefits and Reinsurance Receivables

Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company’s Golden Rule Financial Corporation (Golden Rule) subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. As of December 31, 2008, the

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had an aggregate $2.0 billion reinsurance receivable, of which $154 million was recorded in Other Current Receivables and $1.9 billion was recorded in Other Assets in the Consolidated Balance Sheets. As of December 31, 2007, the Company had an aggregate $2.0 billion reinsurance receivable, of which $167 million was recorded in Other Current Receivables and $1.8 billion was recorded in Other Assets in the Consolidated Balance Sheets. The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery.

Policy Acquisition Costs

The Company’s commercial health insurance contracts typically have a one-year term and may be cancelled by the customer with at least 31 days notice. Costs related to the acquisition and renewal of commercial customer contracts are charged to expense as incurred.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) under the modified retrospective method of adoption. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the share-based compensation vests.

Net Earnings Per Common Share

The Company computes basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with the exercise of common stock options, stock-settled stock appreciation rights (SARs) and the conversion of convertible subordinated debentures.

Derivative Financial Instruments

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. The differential between the fixed rates received and the variable rates paid is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Consolidated Statements of Operations. The Company’s swap agreements converted a majority of its interest expense from fixed to variable rates to better offset the impact of market rates on its variable rate cash equivalent investments and are accounted for under the short-cut method as fair value hedges. Additional information on the Company’s derivative financial instruments is included in Note 9 of Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Recently Adopted Accounting Standards. In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The fair value election is irrevocable

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted FAS 159 as of January 1, 2008 and elected the fair value option for the AARP Assets Under Management on the Consolidated Balance Sheet at that date. The impact of adoption of FAS 159 was not material to the Company. For a discussion of the instruments for which the fair value option was applied, see Note 13 of Notes to the Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and liabilities measured at fair value in the Company’s Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2. The deferred provisions of FAS 157, which apply primarily to goodwill and other intangible assets for annual impairment testing purposes, will be effective in 2009. The Company does not expect the adoption of the deferred provisions of FAS 157 will have a material impact on its Consolidated Financial Statements. See Note 5 of Notes to the Consolidated Financial Statements for additional discussion.

Recently Issued Accounting Standards. In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. The Company does not expect the adoption of FAS 141R will have a material impact on its Consolidated Financial Statements.

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

3.    Acquisitions

On May 30, 2008, the Company acquired all the outstanding shares of Unison Health Plans (Unison) for approximately $930 million in cash. Unison provides government-sponsored health plan coverage to people in

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pennsylvania, Ohio, Tennessee, Delaware, South Carolina and Washington, D.C. through a network of independent health care professionals. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $806 million, of which $89 million has been allocated to finite-lived intangible assets and $717 million to goodwill. The allocation is pending completion of a valuation analysis. The acquired goodwill is not deductible for income tax purposes. The results of operations and financial condition of Unison have been included in the Company’s consolidated results and the results of the Health Care Services reporting segment since the acquisition date. The pro forma effects of this acquisition on the Company’s Consolidated Financial Statements were not material.

On February 25, 2008, the Company acquired all of the outstanding shares of Sierra Health Services, Inc. (Sierra), a diversified health care services company based in Las Vegas, Nevada, for approximately $2.6 billion in cash, representing a price of $43.50 per share of Sierra common stock. The total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $2.5 billion. Based on management’s consideration of fair value, which included completion of a valuation analysis, $500 million has been allocated to finite-lived intangible assets and $2.0 billion to goodwill. The acquired goodwill is not deductible for income tax purposes. The U.S. Department of Justice approved the acquisition conditioned upon the divestiture of the Company’s individual SecureHorizons Medicare Advantage HMO plans in Clark and Nye Counties, Nevada, which represented approximately 30,000 members. The divestiture was completed on April 30, 2008. The Company received proceeds of $185 million for this transaction which were recorded as a reduction to Operating Costs. Group SecureHorizons Medicare Advantage plans offered through commercial contracts were excluded from the divestiture. Also, the Company retained Sierra’s Medicare Advantage HMO plans in Nevada. The results of operations and financial condition of Sierra have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth and Prescription Solutions reporting segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Consolidated Financial Statements were not material.

On January 10, 2008, the Company acquired all of the outstanding shares of Fiserv Health, Inc. (Fiserv Health), a subsidiary of Fiserv, Inc., for approximately $740 million in cash. Fiserv Health is a leading administrator of medical benefits and also provides care facilitation services, specialty health solutions and PBM services. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $752 million, of which $253 million has been allocated to finite-lived intangible assets and $499 million to goodwill. The allocation is pending completion of a valuation analysis. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of Fiserv Health have been included in the Company’s consolidated results and the results of the Health Care Services, OptumHealth, Ingenix and Prescription Solutions reporting segments since the acquisition date. The pro forma effects of this acquisition on the Company’s Consolidated Financial Statements were not material.

On December 1, 2006, the Company acquired the Student Insurance Division (Student Resources) of The MEGA Life and Health Insurance Company through an asset purchase agreement. Student Resources primarily serves college and university students. This acquisition strengthened the Company’s position in this market and provided expanded distribution opportunities for its other UnitedHealth Group businesses. In exchange and under the terms of the asset purchase agreement, the Company issued a 10-year, $95 million promissory note bearing a 5.4% fixed interest rate and paid approximately $1 million in cash. The results of operations and financial condition of Student Resources have been included in the Company’s consolidated results and the results of the Health Care Services reporting segment since the acquisition date. The pro forma effects of this acquisition on the Company’s Consolidated Financial Statements were not material.

On February 24, 2006, the Company acquired John Deere Health Care, Inc. (JDHC). JDHC serves employers primarily in Iowa, central and western Illinois, eastern Tennessee and southwestern Virginia. This acquisition

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strengthened the Company’s resources and capabilities in these areas. The operations of JDHC reside primarily within the Company’s Health Care Services reporting segment. The Company paid approximately $515 million in cash in exchange for all of the outstanding equity of JDHC. The purchase price and costs associated with the acquisition exceeded the fair value of the net tangible assets acquired by approximately $376 million. Based on management’s consideration of fair value, which included completion of a valuation analysis, the Company has allocated the excess purchase price over the fair value of the net tangible assets acquired to finite-lived intangible assets of $53 million and goodwill of $323 million. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of JDHC have been included in the Company’s Consolidated Financial Statements since the acquisition date. The pro forma effects of this acquisition on the Company’s Consolidated Financial Statements were not material. JDHC was renamed UnitedHealthcare Services Company of the River Valley, Inc.

The finite-lived intangible assets and related weighted-average useful lives, by acquisition, as of December 31, 2008 consisted of the following:

	Unison (a)		Sierra		Fiserv (a)		JDHC
(in millions, except years)	Fair Value	Weighted- Average Useful Life	Fair Value	Weighted- Average Useful Life	Fair Value	Weighted- Average Useful Life	Fair Value	Weighted- Average Useful Life
Customer Contracts and Membership Lists	$41	6 years	$443	14 years	$252	12 years	$51	10 years
Trademarks	32	20 years	56	20 years	1	3 years	n/a	n/a
Physician and Hospital Networks	16	20 years	1	15 years	n/a	n/a	2	15 years

Total Acquired Finite-Lived Intangible Assets	$89	9 years	$500	14 years	$253	12 years	$53	11 years

(a)	Pending completion of a final valuation analysis

For the years ended December 31, 2008, 2007 and 2006, aggregate consideration paid, net of cash assumed and other effects, for smaller acquisitions was $94 million, $262 million and $276 million, respectively. These acquisitions were not material to the Company’s Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Cash, Cash Equivalents and Investments

As of December 31, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments, by type, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
Cash and Cash Equivalents	$7,426	$—	$—	$7,426
Debt Securities — Available-for-Sale:
U.S. Government and Direct Agency obligations	1,276	65	(2)	1,339
State and Municipal obligations	6,440	134	(90)	6,484
Corporate obligations	2,802	33	(132)	2,703
Mortgage-backed securities (a)	2,989	62	(105)	2,946

Total Debt Securities — Available-for-Sale	13,507	294	(329)	13,472

Equity Securities — Available-for-Sale	489	8	(20)	477
Debt Securities — Held-to-Maturity:
U.S. Government and Direct Agency obligations	157	10	—	167
State and Municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total Debt Securities—Held-to-Maturity	200	10	—	210

Total Cash, Cash Equivalents and Investments	$21,622	$312	$(349)	$21,585

2007
Cash and Cash Equivalents	$8,865	$—	$—	$8,865
Debt Securities — Available-for-Sale:
U.S. Government and Direct Agency obligations	1,901	48	—	1,949
State and Municipal obligations	5,503	62	(7)	5,558
Corporate obligations	2,593	22	(15)	2,600
Mortgage-backed securities (a)	2,712	30	(4)	2,738

Total Debt Securities — Available-for-Sale	12,709	162	(26)	12,845

Equity Securities — Available-for-Sale	364	20	(1)	383
Debt Securities — Held-to-Maturity:
U.S. Government and Direct Agency obligations	118	—	—	118
State and Municipal obligations	1	—	—	1
Corporate obligations	74	—	—	74

Total Debt Securities — Held-to-Maturity	193	—	—	193

Total Cash, Cash Equivalents and Investments	$22,131	$182	$(27)	$22,286

(a)	Includes Agency-backed mortgage pass-through securities.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2008, by contractual maturity, are as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$857	$860
Due after one year through five years	4,575	4,603
Due after five years through ten years	2,966	2,986
Due after 10 years	2,120	2,077
Mortgage-backed securities (a)	2,989	2,946

Total Debt Securities — Available-for-Sale	$13,507	$13,472

(a)	Includes Agency-backed mortgage pass-through securities.

The amortized cost and fair value of debt securities held-to-maturity as of December 31, 2008, by contractual maturity, are as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$78	$79
Due after one year through five years	86	91
Due after five years through ten years	22	22
Due after 10 years	14	18

Total Debt Securities — Held-to-Maturity	$200	$210

The gross unrealized losses and fair value of investments with unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position as of December 31 are as follows (a):

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2008
Debt Securities — Available-for-Sale
U.S. Government and Agency obligations	$72	$(2)	$—	$—	$72	$(2)
State and Municipal obligations	1,414	(65)	113	(25)	1,527	(90)
Corporate obligations	1,543	(97)	179	(35)	1,722	(132)
Mortgage-backed securities (b)	546	(83)	93	(22)	639	(105)

Total Debt Securities — Available-for-Sale	$3,575	$(247)	$385	$(82)	$3,960	$(329)

Equity Securities — Available-for-Sale	$195	$(20)	$—	$—	$195	$(20)

2007
Debt Securities — Available-for-Sale
U.S. Government and Agency obligations	$41	$—	$5	$—	$46	$—
State and Municipal obligations	466	(5)	318	(2)	784	(7)
Corporate obligations	535	(8)	384	(7)	919	(15)
Mortgage-backed securities (b)	142	(1)	302	(3)	444	(4)

Total Debt Securities — Available-for-Sale	$1,184	$(14)	$1,009	$(12)	$2,193	$(26)

Equity Securities — Available-for-Sale	$15	$(1)	$—	$—	$15	$(1)

(a)

Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. Government or Agency obligations and the contractual terms do

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Additionally, the fair values of these investments approximate their amortized cost.
(b)	Includes Agency-backed mortgage pass-through securities.

The unrealized losses as of December 31, 2008 were generated from approximately 4,400 positions out of a total of approximately 12,000 positions. The unrealized losses on investments in U.S. Government and Agency obligations, state and municipal obligations and corporate obligations as of December 31, 2008 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its cost. The contractual cash flows of the U.S. Government and Agency obligations are either guaranteed by the U.S. Government or an agency of the U.S. Government. It is expected that the securities would not be settled at a price less than the cost of the Company’s investment. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.

A portion of the Company’s investments in equity securities and venture capital funds consists of investments held in various public and nonpublic companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care and related technology stocks will likewise impact the value of the Company’s equity portfolio. The equity securities and venture capital funds were evaluated for severity and duration of unrealized loss, overall market volatility and other market factors.

The Company analyzes relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and its intent and ability to hold the investment for a sufficient time to recover the Company’s cost. The Company revises impairment judgments when new information becomes known or when it does not anticipate holding the investment until recovery. If any of the Company’s investments experiences a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, the Company records a realized loss in the Consolidated Statements of Operations. The Company does not consider the unrealized losses on each of the investments described above to be other-than-temporarily impaired at December 31, 2008.

Realized gains and losses were as follows:

	For the Year Ended December 31,
(in millions)	2008	2007	2006
Gross Realized Gains	$165	$57	$41
Gross Realized Losses	(171)	(19)	(37)

Net Realized (Losses) Gains	$(6)	$38	$4

Included in the gross realized losses above are impairment charges of $121 million, $6 million and $4 million for 2008, 2007 and 2006, respectively.

5.    Fair Value Measurements

The Company adopted FAS 157, subject to the deferral provisions of FSP 157-2 as discussed in Note 2 of Notes to the Consolidated Financial Statements, as of January 1, 2008. This standard defines fair value, establishes a

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

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

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information as of December 31, 2008 about the Company’s financial assets, excluding AARP, that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values. See Note 13 of Notes to the Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash and Cash Equivalents	$6,564	$862	$—	$7,426
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	800	539	—	1,339
State and Municipal obligations	—	6,484	—	6,484
Corporate obligations	7	2,650	46	2,703
Mortgage-backed securities (a)	—	2,930	16	2,946

Total Debt Securities — Available for Sale	807	12,603	62	13,472
Equity Securities — Available for Sale	170	3	304	477

Total Cash, Cash Equivalents and Investments at Fair Value	7,541	13,468	366	21,375
Interest Rate Swaps	—	622	—	622

Total Assets at Fair Value	$7,541	$14,090	$366	$21,997

(a)	Includes Agency-backed mortgage pass-through securities.

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

Equity Securities. All equity securities are held as available-for-sale investments. The fair values of investments in venture capital portfolios are estimated using a market model approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values. Fair value estimates for publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated utilizing the terms of the swaps and publicly available market yield curves. Because the swaps are unique and are not actively traded, the fair values are classified as Level 2 estimates.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Level 3 activity for the year ended December 31, 2008 is summarized below:

(in millions)	Level 3 Activity
Balance at Beginning of Period	$133
Purchases, net	216
Net Unrealized Gains	2
Net Realized Losses	(54)
Transfer into Level 3	69

Balance at End of Period	$366

Net realized losses were included in Investment and Other Income in the Consolidated Statements of Operations.

6.     Property, Equipment and Capitalized Software

A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2008	December 31, 2007
Land	$32	$37
Buildings and Improvements	595	511
Computer Equipment	1,488	1,064
Furniture and Fixtures	250	205

Less Accumulated Depreciation	(1,353)	(757)

Property and Equipment, net	1,012	1,060

Capitalized Software	2,179	1,882
Less Accumulated Amortization	(1,010)	(821)

Capitalized Software, net	1,169	1,061

Total Property, Equipment and Capitalized Software, net	$2,181	$2,121

Depreciation expense for property and equipment for 2008, 2007 and 2006 was $439 million, $359 million and $282 million, respectively. Amortization expense for capitalized software for 2008, 2007 and 2006 was $290 million, $245 million and $207 million, respectively.

7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reporting segment, during the years ended December 31, 2008 and 2007, were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2006	$14,266	$1,073	$807	$676	$16,822
Acquisitions	9	15	90	—	114
Subsequent Payments and Adjustments, net	(136)	(8)	61	1	(82)

Balance at December 31, 2007	14,139	1,080	958	677	16,854
Acquisitions	2,986	54	74	148	3,262
Subsequent Payments and Adjustments, net	(81)	18	20	15	(28)

Balance at December 31, 2008	$17,044	$1,152	$1,052	$840	$20,088

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2008			December 31, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Contracts and Membership Lists	$2,620	$(585)	$2,035	$1,879	$(394)	$1,485
Patents, Trademarks and Technology	392	(169)	223	302	(121)	181
Other	120	(49)	71	109	(38)	71

Total	$3,132	$(803)	$2,329	$2,290	$(553)	$1,737

Amortization expense relating to intangible assets was $252 million in 2008, $192 million in 2007 and $181 million in 2006.

Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:

(in millions)	Estimated Amortization Expense
2009	$236
2010	226
2011	221
2012	219
2013	212

8.    Medical Costs and Medical Costs Payable

Medical costs and medical costs payable include estimates of the Company’s obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the medical costs payable estimates recorded in prior periods develop, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified.

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2008	2007	2006
Medical Costs Payable, Beginning of Period	$8,331	$8,076	$7,262
Acquisitions	331	—	224
Reported Medical Costs
Current Year	60,589	55,855	53,738
Prior Years	(230)	(420)	(430)

Total Reported Medical Costs	60,359	55,435	53,308

Claim Payments
Payments for Current Year	(52,872)	(48,240)	(46,566)
Payments for Prior Year	(7,485)	(6,940)	(6,152)

Total Claim Payments	(60,357)	(55,180)	(52,718)

Medical Costs Payable, End of Period	$8,664	$8,331	$8,076

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	December 31, 2008				December 31, 2007
(in millions)	Carrying Value (a)		Fair Value (b)		Carrying Value (a)	Fair Value (b)
Commercial Paper	$101		$101		$1,445	$1,445
$500 million par, 3.3% Senior Unsecured Notes due January 2008	—		—		499	500
$250 million par, 3.8% Senior Unsecured Notes due February 2009	250		250		250	251
$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	650		644		654	652
$450 million par, 4.1% Senior Unsecured Notes due August 2009	455		442		453	447
$500 million par, Senior Unsecured Floating-Rate Notes due June 2010	500		450		500	497
$250 million par, 5.1% Senior Unsecured Notes due November 2010	263		245		253	252
$250 million par, Senior Unsecured Floating-Rate Notes due February 2011	250		219		—	—
$750 million par, 5.3% Senior Unsecured Notes due March 2011	806		705		775	764
$450 million par, 5.5% Senior Unsecured Notes due November 2012	493		410		456	457
$550 million par, 4.9% Senior Unsecured Notes due February 2013	549		513		—	—
$450 million par, 4.9% Senior Unsecured Notes due April 2013	473		419		454	447
$250 million par, 4.8% Senior Unsecured Notes due February 2014	280		221		253	241
$500 million par, 5.0% Senior Unsecured Notes due August 2014	567		460		511	487
$500 million par, 4.9% Senior Unsecured Notes due March 2015	567		429		511	478
$750 million par, 5.4% Senior Unsecured Notes due March 2016	883		661		774	732
$95 million par, 5.4% Senior Unsecured Notes due November 2016	95		84		95	90
$500 million par, 6.0% Senior Unsecured Notes due June 2017	620		450		536	502
$250 million par, 6.0% Senior Unsecured Notes due November 2017	297		223		254	252
$1,100 million par, 6.0% Senior Unsecured Notes due February 2018	1,098		1,015		—	—
$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	530		522		503	426
$850 million par, 5.8% Senior Unsecured Notes due March 2036	844		648		844	767
$500 million par, 6.5% Senior Unsecured Notes due June 2037	495		420		495	496
$650 million par, 6.6% Senior Unsecured Notes due November 2037	645		548		645	652
$1,100 million par, 6.9% Senior Unsecured Notes due February 2038	1,083		963		—	—
Interest Rate Swaps	(c	)	(c	)	(151)	(151)

Total Commercial Paper and Long-Term Debt	12,794		11,042		11,009	10,684
Less Commercial Paper and Current Maturities of Long-Term Debt	(1,456)		(1,437)		(1,946)	(1,947)

Long-Term Debt, less current maturities	$11,338		$9,605		$9,063	$8,737

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting described below.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	As of December 31, 2007, the fair value of the interest rate swaps was classified within debt in the Company’s Consolidated Balance Sheets. As of December 31, 2008, the fair values of the interest rate swaps were $622 million with $7 million classified in Other Current Assets and $615 million classified in Other Assets.

Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)	Maturities of Commercial Paper and Long-Term Debt
2009	$1,456
2010	763
2011	1,056
2012	493
2013	1,022
Thereafter	8,004

Commercial Paper and Credit Facilities

Commercial paper consisted of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of December 31, 2008, the Company had $101 million outstanding commercial paper with interest rates ranging from 5.1% to 7.1%.

In November 2008, the Company entered into a $750 million 364-day revolving bank credit facility which replaced the Company’s $1.5 billion 364-day revolving bank credit facility entered into in November 2007. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At December 31, 2008, the interest rate ranged from 2.9% to 4.3%.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At December 31, 2008, the interest rate ranged from 0.6% to 2.0%.

These credit facilities support the Company’s commercial paper program and are available for general working capital purposes. As of December 31, 2008, the Company had no amounts outstanding under its credit facilities.

Long-Term Debt

In February 2008, the Company issued a total of $3.0 billion in senior unsecured debt, which included: $250 million of floating-rate notes due February 2011, $550 million of 4.9% fixed-rate notes due February 2013, $1.1 billion of 6.0% fixed-rate notes due February 2018 and $1.1 billion of 6.9% fixed-rate notes due February 2038. The floating-rate notes are benchmarked to the London Interbank Offered Rate (LIBOR) and had an interest rate of 3.8% at December 31, 2008.

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

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2007, the Company issued a total of $1.5 billion in senior unsecured debt, which included: $500 million of floating-rate notes due June 2010, $500 million of 6.0% fixed-rate notes due June 2017 and $500 million of 6.5% fixed-rate notes due June 2037. The floating-rate notes are benchmarked to LIBOR and had an interest rate of 1.7% at December 31, 2008. These notes were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Act. In February 2008, the Company completed an exchange offer in which then-existing noteholders exchanged each series of these notes for a new issue of substantially identical debt securities registered under the 1933 Act.

In March 2006, the Company issued a total of $3.0 billion in senior unsecured debt to refinance outstanding commercial paper. The Company issued $650 million of floating-rate notes due March 2009, $750 million of 5.3% fixed-rate notes due March 2011, $750 million of 5.4% fixed-rate notes due March 2016 and $850 million of 5.8% fixed-rate notes due March 2036. The floating-rate notes are benchmarked to the LIBOR and had an interest rate of 2.3% at December 31, 2008.

Debt Covenants

The Company’s debt arrangements and credit facilities contain various covenants, the most restrictive of which require the Company to maintain a debt-to-total-capital ratio (calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity) below 50%. The Company was in compliance with the requirements of all debt covenants as of December 31, 2008. In August 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036 alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. See Note 15 of Notes to the Consolidated Financial Statements for a discussion of the proceeding regarding the purported default.

Derivative Instruments and Hedging Activities

To more closely align interest expense with interest income received on the Company’s cash equivalent and investment balances, the Company has entered into interest rate swap agreements to convert the majority of its interest rate exposure from fixed rates to floating rates. The interest rate swap agreements have aggregate notional amounts of $5.1 billion and $5.6 billion at December 31, 2008 and December 31, 2007, respectively. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges of the fixed-rate debt under the short-cut method of FAS 133, and are reported at fair market value in the Company’s Consolidated Balance Sheets with the carrying value of the debt adjusted by an offsetting amount, with no changes in market value recognized through the Company’s Consolidated Statements of Operations.

In January 2009 the Company terminated $4.9 billion notional of interest rate swap contracts with financial institutions to lock-in the benefit of current low market interest rates. The cumulative adjustment to the carrying value of the Company’s debt was $513 million and will be amortized as a reduction to interest expense over the remaining life of the related debt, resulting in a weighted average interest rate of 3.3%.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2008	2007	2006
Current Provision
Federal	$1,564	$2,284	$2,236
State and Local	145	166	158

Total Current Provision	1,709	2,450	2,394
Deferred Provision	(62)	201	(25)

Total Provision for Income Taxes	$1,647	$2,651	$2,369

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows:

(in millions)	2008	2007	2006
Tax Provision at the U.S. Federal Statutory Rate	$1,618	$2,557	$2,285
State Income Taxes, net of federal benefit	94	120	116
Tax-Exempt Investment Income	(69)	(52)	(50)
Other, net	4	26	18

Provision for Income Taxes	$1,647	$2,651	$2,369

The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2008	2007
Deferred Income Tax Assets
Accrued Expenses and Allowances	$93	$83
Unearned Premiums	56	54
Medical Costs Payable and Other Policy Liabilities	223	168
Long Term Liabilities	354	132
Net Operating Loss Carryforwards	213	110
Share-Based Compensation	413	346
Unrecognized Tax Benefits	100	105
Net Unrealized Losses on Investments	15	—
Other	181	116

Subtotal	1,648	1,114
Less: Valuation Allowances	(193)	(73)

Total Deferred Income Tax Assets	$1,455	$1,041

Deferred Income Tax Liabilities
Capitalized Software Development	(439)	(391)
Net Unrealized Gains on Investments	—	(55)
Intangible Assets	(885)	(707)
Interest Rate Swaps	(230)	—
Property and Equipment	(5)	(2)

Total Deferred Income Tax Liabilities	(1,559)	(1,155)

Net Deferred Income Tax Liabilities	$(104)	$(114)

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain state net operating loss carryforwards. Federal net operating loss carryforwards of $82 million expire beginning in 2012 through 2028, and state net operating loss carryforwards expire beginning in 2009 through 2028.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 for the first quarter of 2007 resulted in an increase to its liability for unrecognized tax benefits of $88 million, which included a reduction of $61 million in retained earnings and an increase of $26 million in goodwill. The total amount of unrecognized tax benefits as of the date of adoption was $341 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2008	2007
Gross Unrecognized Tax Benefits, Beginning of the Period	$271	$341
Gross Increases:
Current Year Tax Positions	14	23
Prior Year Tax Positions	43	26
Acquired Reserves	94	—
Gross Decreases:
Prior Year Tax Positions	(29)	(31)
Settlements	(4)	(87)
Statute of Limitations Lapses	(49)	(1)

Gross Unrecognized Tax Benefits, End of the Period	$340	$271

The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Financial Statements. During the years ended December 31, 2008 and 2007, the Company recognized $23 million and $28 million of interest expense, respectively. The Company had approximately $65 million and $54 million of accrued interest, respectively, at December 31, 2008 and 2007, which were reported in Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. These amounts are not included in the reconciliation above. As of December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $193 million.

The Company currently files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2007 and prior. The Company’s 2008 tax return is under advance review by the IRS under its Compliance Assurance Program (CAP). With the exception of a few states, the Company is no longer subject to income tax examinations prior to 2002 in major state and foreign jurisdictions. The Company does not believe any adjustments that may result from these examinations will be significant.

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $138 million or less as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

11.    Shareholders’ Equity

Regulatory Capital and Dividend Restrictions

The Company conducts a significant portion of its operations through subsidiaries that are subject to regulations and standards established by their respective states of domicile. Most of these regulations and standards conform

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to those established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus.

In 2008, based on the 2007 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval was $3.0 billion. As of December 31, 2008, the Company’s regulated subsidiaries have paid their parent companies dividends of $4.2 billion, including $1.2 billion of extraordinary dividends approved by state insurance regulators. In 2007, the maximum amount of dividends which could be paid without prior regulatory approval was $2.5 billion. $2.9 billion was paid to their parent companies, including $400 million of extraordinary dividends approved by state insurance regulators. At December 31, 2008, approximately $865 million of the Company’s $21.6 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use, including acquisitions and share repurchases.

The Company’s regulated subsidiaries had aggregate statutory capital and surplus of approximately $10 billion as of December 31, 2008, which is significantly more than the aggregate minimum regulatory requirements.

Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program (the Repurchase Program). The objectives of the Repurchase Program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices. During 2008, the Company repurchased 72 million shares at an average price of approximately $37 per share and an aggregate cost of approximately $2.7 billion. At December 31, 2008, the Company had Board of Directors’ authorization to purchase up to an additional 103 million shares of its common stock.

12.    Share-Based Compensation and Other Employee Benefit Plans

The Company’s 2002 Stock Incentive Plan (Plan), as amended and restated May 15, 2002, is intended to attract and retain employees and non-employee directors, offer them incentives to put forth maximum efforts for the success of the Company’s business and afford them an opportunity to acquire a proprietary interest in the Company. The Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards to eligible employees and non-employee directors. The Plan incorporates the following prior plans: 1991 Stock and Incentive Plan, 1998 Broad-Based Stock Incentive Plan and Non-employee Director Stock Option Plan. All outstanding stock options, restricted stock and other awards issued under the prior plans shall remain subject to the terms and conditions of these plans under which they were issued.

As of December 31, 2008, the Company had approximately 58.7 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 20.8 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s existing share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the year ended December 31, 2008 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at Beginning of Period	160,653	$34
Granted	15,055	34
Exercised	(16,335)	13
Forfeited	(8,621)	49

Outstanding at End of Period	150,752	$36	5.1	$547

Exercisable at End of Period	109,568	$32	4.0	$545

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

	2008	2007	2006
Risk Free Interest Rate	2.2% - 3.4%	3.8% - 5.2%	4.1% - 5.2%
Expected Volatility	29.5%	24.2%	26.0%
Expected Dividend Yield	0.1%	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%	5.0%
Expected Life in Years	4.3	4.1	4.1

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the implied volatilities from traded options on the Company’s common stock and the historical volatility of the Company’s common stock. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average grant date fair value of stock options and SARs granted for 2008, 2007 and 2006 was $9 per share, $14 per share and $11 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2008, 2007 and 2006 was $244 million, $1.1 billion and $753 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is determined based upon the fair value of each award on the date of grant. Restricted share activity for year ended December 31, 2008 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at Beginning of Period	738	$59
Granted	6,024	34
Vested	(311)	55
Forfeited	(169)	41

Nonvested at End of Period	6,282	$36

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of restricted shares granted for 2008, 2007 and 2006 was $34 per share, $51 per share and $56 per share, respectively. The total fair value of restricted shares vested during 2008, 2007 and 2006 was $17 million, $35 million and $35 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (ESPP) is intended to enhance employee commitment to the goals of the Company, by providing a means of achieving stock ownership at advantageous terms to eligible employees of the Company. Eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. During 2008, 2007 and 2006, 2.9 million shares, 1.9 million shares and 1.9 million shares of common stock, respectively, were purchased under the ESPP. The compensation expense is included in the compensation expense amounts recognized and discussed below. At December 31, 2008, there were 13.1 million shares of common stock available for issuance under the ESPP.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For 2008, 2007 and 2006 the Company recognized compensation expense related to its share-based compensation plans of $305 million ($202 million net of tax effects), $505 million ($325 million net of tax effects) and $404 million ($259 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in the Company’s Consolidated Statements of Operations. Share compensation expense for 2006 included $31 million associated with the cash settlement of stock options expiring or forfeiting during the period. At December 31, 2008, there was $518 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of approximately 1.5 years. For 2008, 2007 and 2006 the income tax benefit realized from share-based award exercises was $106 million, $399 million and $287 million, respectively.

Included in the share-based compensation expense for the year ended December 31, 2007 is $176 million ($112 million net of tax benefit) of expenses recorded in the first quarter of 2007 related to application of deferred compensation rules under Section 409A of the Internal Revenue Code (Section 409A) to the Company’s historical stock option practices. As part of its review of the Company’s historical stock option practices, the Company determined that certain stock options granted to individuals who were nonexecutive officer employees at the time of grant were granted with an exercise price that was lower than the closing price of the Company’s common stock on the applicable accounting measurement date, subjecting these individuals to additional tax under Section 409A. The Company elected to pay these individuals for the additional tax costs relating to such stock options exercised in 2006 and early 2007. For any outstanding stock options subject to additional tax under Section 409A that were granted to nonexecutive officer employees, the Company increased the exercise price and committed to make cash payments to these optionholders for their vested options based on the difference between the original stock option price and the revised increased stock option price. The payments will be made on a quarterly basis upon vesting of the applicable awards. The first payment of $110 million was made to optionholders in January 2008 for options that vested through December 31, 2007. Payments of $6 million were made to optionholders in 2008 for options that vested through October 31, 2008. Payments of $20 million were made to optionholders in January 2009 for options that vested through December 31, 2008. Aggregate future payments will be $7 million, assuming all applicable options vest during 2009. If the modified stock options are subsequently exercised, the Company will recover these cash payments at that time from exercise proceeds at the revised increased stock option exercise prices.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As further discussed in Note 11 of Notes to the Consolidated Financial Statements, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

Other Employee Benefit Plans

The Company also offers a 401(k) plan for all employees. Compensation expense related to this plan was not significant for the years 2008, 2007 and 2006.

The Company has provided Supplemental Executive Retirement Plan benefits (SERPs), which are non-qualified defined benefit plans, for its current CEO and its former CEO, as well as for certain nonexecutive officers under plans that were assumed in acquisitions. No additional amounts are accruing to the SERPs of the Company’s current CEO and former CEO. The SERPs are non-contributory, unfunded and provide benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial methods to estimate the total benefits ultimately payable to executives, and is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. Pension expense was not significant for the years 2008, 2007 and 2006. The total SERP liability as of December 31, 2008 was $159 million, of which $51 million was recorded within Accounts Payable and Accrued Liabilities and $108 million was recorded within Other Liabilities in the Consolidated Balance Sheets. The total SERP liability as of December 31, 2007 of $139 million was recorded within Other Liabilities in the Consolidated Balance Sheets.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an approximately equal amount in Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and are $182 million and $225 million as of December 31, 2008 and 2007, respectively.

13.    AARP

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

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were approximately $5.7 billion in 2008, $5.3 billion in 2007 and $5.0 billion in 2006.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Consolidated Statement of Operations. In January 2008, $127 million in cash was transferred out of the RSF to an external insurance entity that offers an AARP branded age 50 to 64 comprehensive insurance product. The Company believes the RSF balance at December 31, 2008 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company does not include the effect of such changes in its Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Consolidated Balance Sheets as Assets Under Management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $82 million, $108 million and $94 million in 2008, 2007 and 2006, respectively.

Upon adoption of FAS 159 on January 1, 2008, the Company elected to measure the entirety of the AARP Assets Under Management on a fair value basis. The adoption impact was not material to the Company.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following AARP Program-related assets and liabilities were included in the Company’s Consolidated Balance Sheets at December 31:

(in millions)	2008	2007
Accounts Receivable	$482	$459
Assets Under Management	2,199	2,176
Other Assets	7	—
Medical Costs Payable	1,160	1,109
Accounts Payable and Accrued Liabilities	52	33
Other Policy Liabilities	1,047	1,132
Future Policy Benefits	429	—
Unearned Premiums	—	361

At December 31, 2008, the fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, and the fair value of Other Assets were classified in accordance with the fair value hierarchy as discussed in Note 5 of Notes to the Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
Cash and Cash Equivalents	$240	$18	$—	$258
Debt Securities:
U.S. Government and Direct Agency obligations	291	293	—	584
State and Municipal obligations	—	6	—	6
Corporate obligations	—	786	—	786
Mortgage-backed securities (a)	—	563	—	563

Total Debt Securities	291	1,648	—	1,939

Equity Securities — Available-for-Sale	—	2	—	2
Total Cash and Investments	531	1,668	—	2,199

Other Assets	—	—	7	7

Total Assets at Fair Value	$531	$1,668	$7	$2,206

(a)	Includes Agency-backed mortgage pass-through securities.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, prior to the adoption of FAS 159 on January 1, 2008, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Cash Equivalents	$441	$—	$—	$441
Debt Securities — Available-for-Sale:
U.S. Government and Direct Agency obligations	621	22	—	643
State and Municipal obligations	25	—	—	25
Corporate obligations	555	5	(7)	553
Mortgage-backed securities (a)	514	3	(3)	514

Total Debt Securities — Available-for-Sale	1,715	30	(10)	1,735

Total Cash and Investments	$2,156	$30	$(10)	$2,176

(a)	Includes Agency-backed mortgage pass-through securities.

14.    Fair Value of Financial Instruments

In the normal course of business, the Company invests in various financial assets, incur various financial liabilities and enter into agreements involving derivative securities.

Fair values are disclosed for all financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices for these disclosures.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and other current receivables, unearned premiums, accounts payable and accrued expenses, income taxes payable, and certain other current liabilities approximate fair value because of their short-term nature.

For a discussion of the methods and assumptions that were used to estimate the fair value of each class of financial instrument see Note 5 to the Notes to Consolidated Financial Statements for information on Debt and Equity Securities, Note 13 to the Notes to Consolidated Financial Statements for information on AARP and Note 9 to the Notes to Consolidated Financial Statements for information related to Interest Rate Swaps and Senior Unsecured Notes.

The carrying values and fair values of the Company’s financial instruments at December 31 are as follows:

	2008		2007
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt Securities — Available-for-Sale	$13,472	$13,472	$12,845	$12,845
Equity Securities — Available-for-Sale	477	477	383	383
Debt Securities — Held-to-Maturity	200	210	193	193
AARP Program-related Investments	1,941	1,941	1,735	1,735
Interest rate swaps	622	622	—	—

Liabilities
Senior Unsecured Notes	12,693	10,941	9,564	9,239

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Commitments and Contingencies

The Company leases facilities, computer hardware and other equipment under long-term operating leases that are noncancelable and expire on various dates through 2028. Rent expense under all operating leases for 2008, 2007 and 2006 was $264 million, $223 million and $209 million, respectively. At December 31, 2008, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2009	$258
2010	230
2011	195
2012	174
2013	129
Thereafter	688

In conjunction with the PacifiCare acquisition the Company committed to make $50 million in charitable contributions for the benefit of California health care consumers, which has been accrued in its Consolidated Balance Sheets. The Company has committed to specific projects totaling approximately $30 million of the $50 million charitable commitment at December 31, 2008, of which $21 million was paid. Additionally, the Company agreed to invest $200 million in California’s health care infrastructure to further health care services to the underserved populations of the California marketplace, of which $87 million was invested at December 31, 2008. The timing and amount of individual contributions and investments are at the Company’s discretion subject to the advice and oversight of the local regulatory authorities; however, the Company’s goal is to have the investment commitment fully funded by the end of 2010. The investment commitment remains in place for 20 years after funding.

The Company contracts on an administrative services only (ASO) basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees related to its administrative function. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. Amounts accrued for performance guarantees were not material at December 31, 2008 and 2007.

At December 31, 2008, the Company has outstanding, undrawn letters of credit with financial institutions of approximately $60 million and surety bonds outstanding with insurance companies of approximately $300 million, primarily to bond contractual performance.

Legal Matters

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries. In March 2006, the Company received an informal inquiry from the SEC relating to its historical stock option practices. On December 19, 2006, the Company received from the SEC staff a formal order of investigation into the Company’s historical stock option practices. On December 22, 2008, the Company announced it had reached an agreement to settle the SEC’s investigation. Without admitting or denying the SEC’s allegations, the Company agreed to a permanent injunction against any future violations of certain

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting, books and records and internal accounting control provisions of the federal securities laws. This settlement is subject to approval by the U.S. District Court for the District of Minnesota.

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

At the conclusion of any unresolved regulatory inquiries, the Company could be subject to regulatory or criminal fines or penalties as well as other sanctions or other contingent liabilities, which could be material.

Litigation Matters. On March 29, 2006, the first of several shareholder derivative actions was filed against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. The action has been consolidated with six other actions and is captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint is brought on behalf of the Company by several pension funds and other shareholders and names certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleges that the defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with the Company’s historical stock option practices. The consolidated amended complaint seeks unspecified money damages, injunctive relief and rescission of certain options. On June 26, 2006, the Company’s Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the Company’s rights and remedies should be pursued.

A consolidated derivative action, reflecting a consolidation of two actions, is also pending in Hennepin County District Court, State of Minnesota. The consolidated complaint is captioned In re UnitedHealth Group

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incorporated Derivative Litigation. The action was brought by two individual shareholders and names certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant.

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the United States District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. The Minnesota Supreme Court answered that question on August 14, 2008, holding that the Minnesota business judgment rule requires a court to defer to a Special Litigation Committee’s decision to settle a shareholder derivative suit if the members of the Special Litigation Committee were disinterested and independent and the investigative procedures were adequate and pursued in good faith. On October 16, 2008, the Special Litigation Committee filed a motion with the federal court for preliminary approval of its recommended disposition of the derivative claims and for dismissal of those claims. On December 19, 2008, the federal and state courts issued a joint order holding that the Special Litigation Committee was independent and had acted in good faith and granting preliminary approval of the proposed settlements. Notice has been provided to class members, and a final settlement approval hearing is scheduled for February 13, 2009.

In connection with the departure of Dr. McGuire, the United States District Court for the District of Minnesota issued an Order on November 29, 2006, preliminarily enjoining Dr. McGuire from exercising any Company stock options and preliminarily enjoining the Company and Dr. McGuire from taking any action with respect to Dr. McGuire’s employment agreement and related agreements. The original Order has been extended numerous times. On September 22, 2008, the federal court issued an order releasing the injunction as to some of those stock options. On December 12, 2008, the federal court issued an order permitting Dr. McGuire to exercise all of the options he retained under the terms of the derivative and PSLRA (discussed below) settlement agreements.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleges that the defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit. The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Under the terms of the proposed settlement, the Company has paid $895 million into a settlement fund for the benefit of class members. In addition to the payment to the settlement fund, the Company will also supplement the substantial changes it has already implemented in its corporate governance policies with additional changes and enhancements. The proposed settlement, which was approved by the boards of directors of CalPERS and the Company, is subject to final court approval. Further, the Company has the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. Pursuant to the terms of the proposed settlement, on November 24, 2008, lead counsel for the plaintiffs filed with the court a stipulation of settlement entered into by all parties to the litigation. On December 18, 2008, the court granted preliminary approval of the stipulation of settlement. Notice has been provided to class members, and a final settlement approval hearing is scheduled for March 16, 2009.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (ERISA) by allowing the plan to continue to hold Company stock. The plaintiffs filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. The defendants moved to dismiss the action on June 22, 2007. The court denied the defendants’ motion to dismiss and for partial summary judgment on June 30, 2008. On July 2, 2008, the Company announced it had reached an agreement in principle to resolve this lawsuit. Under the terms of the proposed settlement, the Company has accrued $17 million to be paid into a settlement fund for the benefit of class members, most of which will be paid by the Company’s insurance carriers. The proposed settlement will fully resolve all claims against the Company and all of the individual defendants in the action. No parties admit any wrongdoing as part of the proposed settlement. The proposed settlement is subject to final court approval. On January 8, 2009, the court granted preliminary approval of the proposed settlement.

On August 28, 2006, the Company received a purported notice of default from persons claiming to hold its 5.8% Senior Unsecured Notes due March 15, 2036, alleging a violation of the indenture governing those debt securities. This followed the Company’s announcement that the Company would delay filing its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On October 25, 2006, the Company filed an action in the United States District Court for the District of Minnesota, captioned UnitedHealth Group Incorporated v. Cede & Co. and the Bank of New York, seeking a declaratory judgment that the Company was not in default under the terms of the indenture. On or about November 2, 2006, the Company received a purported notice of acceleration from the same holders that purports to declare an acceleration of the Company’s 5.8% Senior Unsecured Notes due March 15, 2036, as a result of the Company’s failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2006. On March 10, 2008, the court granted summary judgment for the Company and dismissed the bondholders’ counterclaims, holding that the delay in filing the Company’s Form 10-Q did not constitute a default under the Indenture. The bondholders appealed the ruling to the Eighth Circuit Court of Appeals. On December 1, 2008, the Eighth Circuit Court of Appeals affirmed the judgment in favor of the Company.

In addition, the Company may be subject to additional litigation or other proceedings or actions arising out of the Company’s historical stock option practices and the related restatement of its historical Consolidated Financial statements. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United States District Court for the Southern District Court of Florida (MDL). In the lead MDL lawsuit, the court certified a class of health care providers for certain of the RICO claims. In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal, leaving eleven related lawsuits that had been stayed during the litigation of the lead MDL lawsuit. In August 2008, the trial court, applying its rulings in the lead MDL lawsuit, dismissed seven of the 11 related lawsuits, and all but one claim in an eighth lawsuit. The plaintiffs have appealed these dismissals to the Eleventh Circuit. The trial court ordered the final claim in the eighth lawsuit to arbitration. In December 2008, at the plaintiffs’ request, the trial court dismissed without prejudice one of the three remaining lawsuits. In late 2008, a federal magistrate judge recommended that the trial court deny the plaintiffs’ motions to remand to state court the remaining two lawsuits. On January 23, 2009, the trial court adopted this recommendation with respect to one of the lawsuits. The trial court has not yet issued an order with respect to the final lawsuit. In addition, the Company is party to a number of arbitrations in various jurisdictions involving similar claims. The Company is vigorously defending against the remaining claims in these cases.

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the proposed settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement. The Company will pay a total of $350 million to fund the settlement for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The proposed settlement is subject to preliminary and final court approval. In addition, the

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has the right to terminate the settlement in the event that a certain number of class members elect to opt-out of the settlement.

NYAG Investigation. On February 13, 2008, the Office of the Attorney General of the State of New York (NYAG) announced that it was conducting an industry-wide investigation into out-of-network provider reimbursement practices of health insurers, including the Company, and served the Company with a notice of intent to initiate litigation. On January 13, 2009, the Company announced it had reached an agreement with the NYAG regarding the investigation. Under the terms of the agreement, the Company will pay $50 million to fund a not-for-profit entity to develop and own a new, independent database product to replace the Prevailing Health Charges System (PHCS) and Medical Data Research (MDR) database products owned by the Company’s subsidiary Ingenix, Inc. Both products are used by a number of health plans and employers as tools that help determine the amount to reimburse members who receive physician services outside their managed care networks. When the new database product is ready, the Company will cease using the PHCS and MDR databases and will use the new database for a period of at least five years in connection with out-of-network reimbursement in those benefit plans that employ a reasonable and customary standard for out of network reimbursements.

Shareholder Derivative Litigation. On January 16, 2009, a shareholder derivative action was filed against certain of the Company’s current and former directors and officers and Company subsidiary PacifiCare Health Systems (PacifiCare) in the Orange County, California, Superior Court. The complaint generally alleges that the defendants breached their fiduciary duties to the Company and were unjustly enriched by failing to prevent and remedy certain alleged claims processing and payment regulatory violations, including violations allegedly associated with the integration of PacifiCare. The complaint seeks unspecified money damages, injunctive relief, disgorgement of profits, and attorneys’ fees. The Company is vigorously defending this lawsuit.

Government Regulation

The Company’s business is regulated at federal, state, local and international levels. The laws and rules governing the Company’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how the Company does business, restrict revenue and enrollment growth, increase the Company’s health care and administrative costs and capital requirements, and increase the Company’s liability in federal and state courts for coverage determinations, contract interpretation and other actions. Further, the Company must obtain and maintain regulatory approvals to market many of its products.

The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor and other governmental authorities.

For example, in 2007, the California Department of Insurance examined the Company’s PacifiCare health insurance plan in California. The examination findings related to claims processing accuracy and timeliness; accurate and timely interest payments; timely implementation of provider contracts; timely, accurate provider dispute resolution; and other related matters. To date, the California Department of Insurance has not levied a financial penalty related to its findings. The Company is working closely with the department to resolve any outstanding issues arising from the findings of its examination.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other examples of audits and investigations include an investigation by the U.S. Department of Labor of the Company’s administration of its employee benefit plans with respect to ERISA compliance and audits of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers.

Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material adverse effect on the Company’s financial results. The coding audits may result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts.

16.    Segment Financial Information

Factors used in determining the Company’s reporting segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision-maker to evaluate its results of operations.

The Company’s accounting policies for reporting segment operations are the same as those described in the Summary of Significant Accounting Policies (see Note 2 of Notes to the Consolidated Financial Statements). Transactions between reporting segments principally consist of sales of pharmacy benefit products and services to Health Care Services by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth and sales of medical benefits cost, quality and utilization data and predictive modeling to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each reporting segment using estimates of pro-rata usage. Cash and investments are assigned such that each reporting segment has at least minimum specified levels of regulatory capital or working capital for non-regulated businesses.

Substantially all of the Company’s assets are held and operations are conducted in the United States. In accordance with accounting principles generally accepted in the United States, reporting segments with similar economic characteristics may be combined. The financial results of UnitedHealthcare, Ovations and AmeriChoice have been aggregated in the Health Care Services segment column in the following tables because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment. These businesses also share significant common assets, including the Company’s contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

Premium revenues from CMS were 25% of the Company’s total consolidated revenues for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents reporting segment financial information as of and for the years ended December 31:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
2008
Revenues — External Customers
Premiums	$71,298	$2,310	$—	$—	$—	$73,608
Services	3,871	311	925	45	—	5,152
Products	—	—	95	1,560	—	1,655

Total Revenues — External Customers	75,169	2,621	1,020	1,605	—	80,415

Total Revenues — Intersegment	—	2,529	532	10,960	(14,021)	—
Investment and Other Income	688	75	—	8	—	771

Total Revenues	$75,857	$5,225	$1,552	$12,573	$(14,021)	$81,186

Earnings from Operations	$5,068	$718	$229	$363	$(1,115)	$5,263
Total Assets	$46,459	$4,195	$1,755	$2,603	$803	$55,815
Purchases of Property, Equipment and Capitalized Software	$522	$100	$112	$57	$—	$791
Depreciation and Amortization	$691	$120	$105	$65	$—	$981

2007
Revenues — External Customers
Premiums	$66,625	$2,156	$—	$—	$—	$68,781
Services	3,530	292	767	19	—	4,608
Products	—	—	100	798	—	898

Total Revenues — External Customers	70,155	2,448	867	817	—	74,287

Total Revenues — Intersegment	—	2,385	437	12,420	(15,242)	—
Investment and Other Income	1,044	88	—	12	—	1,144

Total Revenues	$71,199	$4,921	$1,304	$13,249	$(15,242)	$75,431

Earnings from Operations	$6,595	$895	$266	$269	$(176)	$7,849
Total Assets	$43,343	$3,714	$1,596	$2,420	$(174)	$50,899
Purchases of Property, Equipment and Capitalized Software	$623	$108	$121	$19	$—	$871
Depreciation and Amortization	$559	$111	$81	$45	$—	$796

2006
Revenues — External Customers
Premiums	$63,597	$2,069	$—	$—	$—	$65,666
Services	3,409	288	568	3	—	4,268
Products	5	—	85	647	—	737

Total Revenues — External Customers	67,011	2,357	653	650	—	70,671

Total Revenues — Intersegment	—	1,925	303	3,429	(5,657)	—
Investment and Other Income	806	60	—	5	—	871

Total Revenues	$67,817	$4,342	$956	$4,084	$(5,657)	$71,542

Earnings from Operations	$5,860	$809	$176	$139	$—	$6,984
Total Assets	$41,949	$3,187	$1,249	$1,491	$444	$48,320
Purchases of Property, Equipment and Capitalized Software	$496	$113	$85	$34	$—	$728
Depreciation and Amortization	$480	$89	$68	$33	$—	$670

UNITEDHEALTH GROUP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial information for all quarters of 2008 and 2007.

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2008
Revenues	$20,304	$20,272	$20,156	$20,454
Operating Costs	$18,591	$19,599	$18,558	$19,175
Earnings From Operations	$1,713	$673	$1,598	$1,279
Net Earnings	$994	$337	$920	$726
Basic Net Earnings per Common Share	$0.80	$0.28	$0.76	$0.61
Diluted Net Earnings per Common Share	$0.78	$0.27	$0.75	$0.60

2007
Revenues	$19,047	$19,000	$18,679	$18,705
Operating Costs	$17,465	$16,926	$16,524	$16,667
Earnings From Operations	$1,582	$2,074	$2,155	$2,038
Net Earnings	$927	$1,228	$1,283	$1,216
Basic Net Earnings per Common Share	$0.69	$0.93	$0.98	$0.95
Diluted Net Earnings per Common Share	$0.66	$0.89	$0.95	$0.92

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and subsidiaries:

We have audited the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 11, 2009; such consolidated financial statements and reports are included in your 2008 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 11, 2009

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

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Sierra Health Services, Inc. (Sierra) and Unison Health Plans (Unison) which were acquired by the Company on February 25, 2008 and May 30, 2008, respectively, and are included in the Company’s consolidated financial statements for the period from the dates of acquisition through year end. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. Net and total assets of Sierra represented approximately 1% and 6%, respectively, of the Company’s consolidated net and total assets as of December 31, 2008, and approximately 2% of consolidated revenues and approximately 4% of net earnings for the year then ended. Net and total assets of Unison represented approximately 0% and 2%, respectively, of the Company’s consolidated net and total assets as of December 31, 2008, and approximately 1% of consolidated revenue and net earnings for the year then ended.

Changes to certain processes, information technology systems, and other components of internal control resulting from the acquisition of Sierra and Unison may occur and will be evaluated by management as such integration activities are implemented.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

/S/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

/S/ GEORGE L. MIKAN III
George L. Mikan III Executive Vice President and Chief Financial Officer

/S/ ERIC S. RANGEN
Eric S. Rangen Senior Vice President and Chief Accounting Officer

February 11, 2009

New York Stock Exchange Certification

Pursuant to Section 303A.12(a) of the NYSE listed company manual, the Company submitted an unqualified certification of its Chief Executive Officer to the NYSE in 2008. We have also filed, as exhibits to this Form 10-K, the Chief Executive Officer and Chief Financial Officer Certifications required under the Sarbanes-Oxley Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and subsidiaries:

We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control over Financial Reporting as of December 31, 2008, management excluded from its assessment the internal control over financial reporting at Sierra Health Services, Inc. (Sierra) and Unison Health Plans (Unison), which were acquired on February 25, 2008 and May 30, 2008, respectively, and whose financial statements collectively constitute approximately 1% and 8% of net and total assets, respectively, approximately 3% of revenues, and approximately 5% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Sierra or Unison. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 11, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN February 11, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 2, 2009, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 2, 2009, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	(b) Weighted-average exercise price of outstanding options, warrants and rights (3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	102,603,324	$30.66	71,785,589	(4)
Equity compensation plans not approved by shareholders (2)	—	—	—

Total (2)	102,603,324	$30.66	71,785,589

(1)	Consists of the UnitedHealth Group Incorporated 2002 Stock Incentive Plan, as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended. Includes 17,909,861 options to acquire shares of common stock that were originally issued under the United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended, which was not approved by the Company’s shareholders, but the shares issuable under the 1998 Broad-Based Stock Incentive Plan were subsequently included in the number of shares approved by the Company’s shareholders when approving the 2002 Stock Incentive Plan.
(2)

Excludes 1,203,995 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted-average exercise price of $22.96 and an average remaining term of approximately 3.5 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future awards will be granted under these acquired plans.

(3)	Excludes SARs to acquire 46,941,769 shares of common stock of the Company with exercise prices above $26.60, the closing price of a share of our common stock as reported on the NYSE on December 31, 2008.
(4)	Includes 13,054,400 shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2008, and 58,731,189 shares available under the 2002 Stock Incentive Plan as of December 31, 2008. Shares available under the 2002 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 20,795,314 of these shares are available for future grants of awards other than stock options or SARs.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Shareholders to be held June 2, 2009, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for the Annual Meeting of Shareholders to be held June 2, 2009, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Shareholders to be held June 2, 2009, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are included under Item 8 of this report:

Consolidated Statements of Operations for the year ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the year ended December 31, 2008, 2007 and 2006.

Notes to the Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

The following financial statement schedule of the Company is included in Item 15(c):

Schedule I — Condensed Financial Information of Registrant (Parent Company Only).

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.

3. Exhibits**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Amendment to the UnitedHealth Group Incorporated 2002 Stock Incentive Plan

*10.3	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.4	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.5	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.6	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.7	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.8	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.9	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.10	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.11	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan

*10.12	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008

*10.13	Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008

*10.14	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.15	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.16	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.17	Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

*10.18	UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement)

*10.19	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.20	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.21	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.22	Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley

*10.23	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.24	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.25	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and George L. Mikan III

*10.26	Employment Agreement, dated as of April 10, 2007, between United HealthCare Services, Inc. and William A. Munsell (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.27	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and William A. Munsell

*10.28	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10.29	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Eric S. Rangen

*10.30	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.31	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Thomas L. Strickland

*10.32	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.33	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Lori Sweere

*10.34	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters

*10.36	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.37	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann

*10.38	Employment Agreement, effective as of May 5, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.39	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux

*10.40	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Stipulation of Settlement, dated as of November 12, 2008, by and among California Public Employees’ Retirement System, on behalf of itself and each of the class members, UnitedHealth Group Incorporated and certain individual defendants.

99.2	Settlement Agreement, dated as of January 14, 2009, by and among United HealthCare Corporation, n/k/a UnitedHealth Group, UnitedHealthcare Insurance Company, UnitedHealthcare Insurance Company of New York, Inc., UnitedHealthcare of the Midwest, Inc., United HealthCare Services, Inc., United HealthCare Services of Minnesota, Inc., United HealthCare Services Corporation, Ingenix, Inc., Metropolitan Life Insurance Company, American Airlines, Inc., Oxford Health Plans, Inc., Oxford Health Plans LLC, Oxford Health Plans (NJ), Inc., Oxford Health Plans (NY), Inc., and Oxford Health Insurance, together with each of their subsidiaries and affiliates, and Settling Plaintiffs, through their respective counsel.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

(c)	Financial Statement Schedule

Schedule I — Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Balance Sheets

	December 31,
(in millions, except per share data)	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$880	$2,427
Deferred Income Taxes	169	68
Prepaid Expenses and Other Current Assets	196	71

Total Current Assets	1,245	2,566
Equity in Net Assets of Subsidiaries	32,636	28,514
Other Assets	685	143

TOTAL ASSETS	$34,566	$31,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$805	$5
Note Payable to Subsidiary	100	—
Commercial Paper and Current Maturities of Long-Term Debt	1,456	1,946

Total Current Liabilities	2,361	1,951
Long-Term Debt, less current maturities	11,338	9,063
Deferred Income Taxes and Other Liabilities	87	146

Total Liabilities	13,786	11,160

Commitments and Contingencies (Note 3)

Shareholders’ Equity
Preferred Stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.01 par value — 3,000 shares authorized; 1,201 and 1,253 issued and outstanding	12	13
Additional Paid-In Capital	38	1,023
Retained Earnings	20,782	18,929

Accumulated Other Comprehensive (Loss) Income
Net Unrealized (Losses) Gains on Investments, net of tax effects	(30)	98
Foreign Currency Translation Loss	(22)	—

Total Shareholders’ Equity	20,780	20,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,566	$31,223

See Notes to the Condensed Financial Statements of Registrant.

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Statements of Operations

	For the Year Ended December 31,
(in millions)	2008	2007	2006
REVENUES
Investment and Other Income	$20	$78	$50

Total Revenues	20	78	50

OPERATING COSTS
Operating Costs	1,256	57	48
Interest Expense	565	458	392

Total Operating Costs	1,821	515	440

LOSS BEFORE INCOME TAXES	(1,801)	(437)	(390)
Benefit for Income Taxes	641	159	142

LOSS OF PARENT COMPANY	(1,160)	(278)	(248)
Equity in Undistributed Income of Subsidiaries	4,137	4,932	4,407

NET EARNINGS	$2,977	$4,654	$4,159

See Notes to the Condensed Financial Statements of Registrant.

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2008	2007	2006
OPERATING ACTIVITIES
Cash Flows From Operating Activities	$3,962	4,178	3,649

INVESTING ACTIVITIES
Capital Contributions to Subsidiaries	(7)	(1,272)	(42)
Cash Paid for Acquisitions	(4,419)	(270)	(712)
Cash Received from Dispositions	185	—	—

Cash Flows Used For Investing Activities	(4,241)	(1,542)	(754)

FINANCING ACTIVITIES
(Repayments of) Proceeds from Commercial Paper, net	(1,346)	947	(2,332)
Proceeds from Issuance of Long-Term Debt	2,981	3,582	3,000
Payments for Retirement of Long-Term Debt	(500)	(950)	—
Repayments of Convertible Subordinated Debentures	—	(10)	(91)
Repayment of Note to Subsidiary	—	(60)	—
Proceeds from Issuance of Note to Subsidiary	100	—	—
Common Stock Repurchases	(2,684)	(6,599)	(2,345)
Proceeds from Common Stock Issuances	299	712	397
Share-Based Compensation Excess Tax Benefits	62	303	241
Dividends Paid	(37)	(40)	(41)
Other	(143)	(20)	(39)

Cash Flows Used For Financing Activities	(1,268)	(2,135)	(1,210)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,547)	501	1,685
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,427	1,926	241

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880	$2,427	$1,926

Supplemental Cash Flow Disclosures
Cash Paid for Interest	$547	$469	$345
Cash Paid for Income Taxes	$1,882	$2,277	$1,729

See Notes to the Condensed Financial Statements of Registrant.

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Notes to Condensed Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1.    Basis of Presentation

UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in the Summary of Significant Accounting Policies in Note 2 of Notes to the Consolidated Financial Statements.

2.    Subsidiary Transactions

Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Dividends. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $1.8 billion, $3.8 billion and $2.0 billion in 2008, 2007 and 2006, respectively.

3.    Commercial Paper and Long-Term Debt

Further discussion of maturities of commercial paper and long-term debt can be found in Note 9 of Notes to the Consolidated Financial Statements.

4.    Commitments and Contingencies

Operating costs for 2008 include $882 million for the proposed settlements of two class action lawsuits related to the Company’s historical stock option practices and related legal costs, net of expected insurance proceeds, and $350 million for the settlement of class action litigation related to reimbursement for out-of-network medical services. For detail on the proposed settlements and other commitments and contingencies, see Note 15 of Notes to the Consolidated Financial Statements.

5.    Acquisitions

See Note 3 of Notes to the Consolidated Financial Statements for a description of acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2009

UNITEDHEALTH GROUP INCORPORATED

By	/S/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	Director, President and Chief Executive Officer (principal executive officer)	February 11, 2009

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2009

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 11, 2009

* William C. Ballard, Jr.	Director	February 11, 2009

* Richard T. Burke	Director	February 11, 2009

* Robert J. Darretta	Director	February 11, 2009

* Michele J. Hooper	Director	February 11, 2009

* Douglas W. Leatherdale	Director	February 11, 2009

* Glenn M. Renwick	Director	February 11, 2009

Kenneth I. Shine	Director

* Gail R. Wilensky	Director	February 11, 2009

*By	/S/ CHRISTOPHER J. WALSH
Christopher J. Walsh, As Attorney-in-Fact

EXHIBIT INDEX

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Amendment to the UnitedHealth Group Incorporated 2002 Stock Incentive Plan

*10.3	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.4	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.5	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.6	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.7	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.8	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.9	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.10	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009

*10.11	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan

*10.12	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008

*10.13	Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008

*10.14	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.15	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.16	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.17	Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

*10.18	UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement)

*10.19	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.20	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.21	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.22	Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley

*10.23	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.24	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.25	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and George L. Mikan III

*10.26	Employment Agreement, dated as of April 10, 2007, between United HealthCare Services, Inc. and William A. Munsell (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.27	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and William A. Munsell

*10.28	Employment Agreement, dated as of December 15, 2006, by and between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006)

*10.29	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Eric S. Rangen

*10.30	Employment Agreement, effective as of May 28, 2007, between United HealthCare Services, Inc. and Thomas L. Strickland (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.31	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Thomas L. Strickland

*10.32	Employment Agreement, effective as of June 29, 2007, between United HealthCare Services, Inc. and Lori Sweere (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.33	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Lori Sweere

*10.34	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters

*10.36	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.37	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann

*10.38	Employment Agreement, effective as of May 5, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.39	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Gail K. Boudreaux

*10.40	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Stipulation of Settlement, dated as of November 12, 2008, by and among California Public Employees’ Retirement System, on behalf of itself and each of the class members, UnitedHealth Group Incorporated and certain individual defendants.

99.2	Settlement Agreement, dated as of January 14, 2009, by and among United HealthCare Corporation, n/k/a UnitedHealth Group, UnitedHealthcare Insurance Company, UnitedHealthcare Insurance Company of New York, Inc., UnitedHealthcare of the Midwest, Inc., United HealthCare Services, Inc., United HealthCare Services of Minnesota, Inc., United HealthCare Services Corporation, Ingenix, Inc., Metropolitan Life Insurance Company, American Airlines, Inc., Oxford Health Plans, Inc., Oxford Health Plans LLC, Oxford Health Plans (NJ), Inc., Oxford Health Plans (NY), Inc., and Oxford Health Insurance, together with each of their subsidiaries and affiliates, and Settling Plaintiffs, through their respective counsel.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.