Form 10-K/A
period 2008-12-31
UNITEDHEALTH GROUP INC
filed 2009-02-18
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to UnitedHealth Group Incorporated’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 11, 2009 (the “Original Filing”), solely to correct a typographical error contained in Note (a) to the “Selected Financial Data” table regarding the Company’s total 2008 revenue generated under the Medicare Part D drug insurance coverage program. The previously reported amount of revenue for 2008 under this program was $4.6 billion and the correct amount was $5.8 billion.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART II

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

(a)	On January 1, 2006, we began serving as a plan sponsor offering Medicare Part D drug insurance coverage under a contract with CMS. Total revenues generated under this program were $5.8 billion, $5.9 billion and $5.7 billion for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 2 of Notes to the Consolidated Financial Statements for a detailed discussion of this program.

(b)	We acquired Unison Health Plans in May 2008 for total consideration of approximately $930 million, Sierra Health Services, Inc. in February 2008 for total consideration of approximately $2.6 billion, Fiserv Health, Inc. in January 2008 for total consideration of approximately $740 million, PacifiCare Health Systems, Inc. in December 2005 for total consideration of approximately $8.8 billion, Oxford Health Plans, Inc. in July 2004 for total consideration of approximately $5.0 billion and Mid-Atlantic Medical Services, Inc. in February 2004 for total consideration of approximately $2.7 billion. The results of operations and financial condition of the acquisitions discussed above have been included in our Consolidated Financial Statements since the respective acquisition dates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

3. Exhibits

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2009

UNITEDHEALTH GROUP INCORPORATED

By	/S/ ERIC S. RANGEN
Eric S. Rangen Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002