Form 10-Q
period 2009-03-31
UNITEDHEALTH GROUP INC
filed 2009-05-07
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, there were 1,189,510,728 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$7,887	$7,426
Short-Term Investments	958	783
Accounts Receivable, net	2,300	1,929
Assets Under Management	2,187	2,199
Deferred Income Taxes	403	424
Other Current Receivables	1,888	1,715
Prepaid Expenses and Other Current Assets	500	514

Total Current Assets	16,123	14,990
Long-Term Investments	13,250	13,366
Property, Equipment and Capitalized Software, net	2,106	2,181
Goodwill	20,078	20,088
Other Intangible Assets, net	2,300	2,329
Other Assets	2,228	2,861

TOTAL ASSETS	$56,085	$55,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical Costs Payable	$9,288	$8,664
Accounts Payable and Accrued Liabilities	5,681	5,685
Other Policy Liabilities	2,988	2,823
Commercial Paper and Current Maturities of Long-Term Debt	514	1,456
Unearned Premiums	1,078	1,133

Total Current Liabilities	19,549	19,761
Long-Term Debt, less current maturities	11,223	11,338
Future Policy Benefits	2,291	2,286
Deferred Income Taxes and Other Liabilities	1,647	1,650

Total Liabilities	34,710	35,035

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred Stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	—	—
Common Stock, $0.01 par value — 3,000 shares authorized; 1,181 and 1,201 issued and outstanding	12	12
Additional Paid-In Capital	—	38
Retained Earnings	21,357	20,782
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses) on Investments, net of tax effects	34	(30)
Foreign Currency Translation Loss	(28)	(22)

Total Shareholders’ Equity	21,375	20,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,085	$55,815

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2009	2008
REVENUES
Premiums	$20,111	$18,389
Services	1,296	1,273
Products	439	363
Investment and Other Income	158	279

Total Revenues	22,004	20,304

OPERATING COSTS
Medical Costs	16,570	15,144
Operating Costs	3,128	2,897
Cost of Products Sold	404	325
Depreciation and Amortization	234	225

Total Operating Costs	20,336	18,591

EARNINGS FROM OPERATIONS	1,668	1,713
Interest Expense	(131)	(154)

EARNINGS BEFORE INCOME TAXES	1,537	1,559
Provision for Income Taxes	(553)	(565)

NET EARNINGS	$984	$994

BASIC NET EARNINGS PER COMMON SHARE	$0.82	$0.80

DILUTED NET EARNINGS PER COMMON SHARE	$0.81	$0.78

BASIC WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,198	1,240
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	12	38

DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,210	1,278

ANTI-DILUTIVE SHARES EXCLUDED FROM THE CALCULATION OF DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS	121	61

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2009	2008
OPERATING ACTIVITIES
Net Earnings	$984	$994
Noncash Items:
Depreciation and Amortization	234	225
Deferred Income Taxes	4	60
Share-Based Compensation	95	72
Other	(10)	(33)
Net Change in Other Operating Items, net of effects from acquisitions and changes in AARP balances:
Accounts Receivable	(337)	(249)
Other Assets	(513)	(495)
Medical Costs Payable	504	—
Accounts Payable and Other Accrued Liabilities	213	(129)
Other Policy Liabilities	(8)	(212)
Unearned Premiums	(54)	47

Cash Flows From Operating Activities	1,112	280

INVESTING ACTIVITIES
Cash Paid for Acquisitions, net of cash assumed	—	(3,265)
Purchases of Property, Equipment and Capitalized Software, net	(160)	(212)
Purchases of Investments	(2,102)	(2,498)
Maturities and Sales of Investments	2,106	2,205

Cash Flows Used For Investing Activities	(156)	(3,770)

FINANCING ACTIVITIES
Repayments of Commercial Paper, net	(39)	(623)
Proceeds from Issuance of Long-Term Debt	—	2,981
Payments for Retirement of Long-Term Debt	(900)	(500)
Proceeds from Interest Rate Swap Termination	513	—
Common Stock Repurchases	(689)	(1,472)
Proceeds from Common Stock Issuances	173	75
Share-Based Compensation Excess Tax Benefit	28	16
Customer Funds Administered	621	529
Checks Outstanding	(188)	—
Other	(14)	(106)

Cash Flows (Used For) From Financing Activities	(495)	900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	461	(2,590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,426	8,865

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,887	$6,275

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (referred to herein as the “Company”) and reflect normal recurring adjustments needed to present the financial results for these interim periods fairly. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Read together with the disclosures below, the Company believes the interim financial statements are presented fairly. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the SEC (2008 10-K).

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

Recent Accounting Standards

Recently Adopted Accounting Standards. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161), which requires increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative and Hedging Activities;” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. The Company adopted FAS 161 on January 1, 2009. The adoption of FAS 161 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 modifies the recognition provisions of FAS 141R for assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted FAS 141R and FSP 141(R)-1 on January 1, 2009, and will apply the provisions prospectively to all new acquisitions closing on or after that date. The adoption of FAS 141R and the related FSP did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted FAS 160 on January 1, 2009, and will apply its provisions prospectively. The adoption of FAS 160 did not have any impact on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. FAS 157 is effective for financial assets and liabilities measured at fair value in the Company’s Condensed Consolidated Financial Statements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2, which were adopted as of January 1, 2009. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional discussion.

Recently Issued Accounting Standards. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 establishes a two-step approach for determining whether a market is not active and, if so, whether a transaction is distressed. The intent is to allow entities greater flexibility to use reasonable judgment when measuring the fair value of these financial assets rather than relying solely on observable prices in markets that are not active. The Company adopted this staff position on April 1, 2009, and will apply its provisions prospectively. The Company does not expect the adoption of FSP 157-4 to have a material impact on its Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 requires additional disclosure of fair values for certain financial instruments in interim financial statements. The Company adopted this staff position on April 1, 2009, and will make the required disclosures prospectively.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides additional guidance on recording impairment charges on investments in debt securities. The Company adopted this staff position on April 1, 2009, and will apply its provisions prospectively. The Company does not expect the adoption of FSP 115-2 to have a material impact on its Condensed Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.    Cash, Cash Equivalents and Investments

The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments, by type, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Cash and Cash Equivalents	$7,887	$—	$—	$7,887
Debt Securities—Available for Sale:
U.S. Government and Direct Agency obligations	1,300	26	(1)	1,325
State and Municipal obligations	6,524	200	(53)	6,671
Corporate obligations	2,835	45	(131)	2,749
Mortgage-backed securities (a)	2,814	74	(91)	2,797

Total Debt Securities—Available for Sale	13,473	345	(276)	13,542

Equity Securities—Available for Sale	481	5	(20)	466
Debt Securities—Held to Maturity:
U.S. Government and Direct Agency obligations	157	8	—	165
State and Municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total Debt Securities—Held to Maturity	200	8	—	208

Total Cash, Cash Equivalents and Investments	$22,041	$358	$(296)	$22,103

December 31, 2008
Cash and Cash Equivalents	$7,426	$—	$—	$7,426
Debt Securities—Available-for-Sale:
U.S. Government and Direct Agency obligations	1,276	65	(2)	1,339
State and Municipal obligations	6,440	134	(90)	6,484
Corporate obligations	2,802	33	(132)	2,703
Mortgage-backed securities (a)	2,989	62	(105)	2,946

Total Debt Securities—Available-for-Sale	13,507	294	(329)	13,472

Equity Securities—Available-for-Sale	489	8	(20)	477
Debt Securities—Held-to-Maturity:
U.S. Government and Direct Agency obligations	157	10	—	167
State and Municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total Debt Securities—Held-to-Maturity	200	10	—	210

Total Cash, Cash Equivalents and Investments	$21,622	$312	$(349)	$21,585

(a)	Includes Agency-backed mortgage pass-through securities.

Realized gains and losses were as follows:

	Three Months Ended March 31,
(in millions)	2009	2008
Gross Realized Gains	$46	$62
Gross Realized Losses	(43)	(9)

Net Realized Gains	$3	$53

Included in gross realized losses above are other-than-temporary impairment charges of $32 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.    Fair Value Measurements

The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2, which were adopted as of January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents information about the Company’s financial assets, excluding AARP, that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values. See Note 9 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2009
Cash and Cash Equivalents	$6,620	$1,267	$—	$7,887
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	874	451	—	1,325
State and Municipal obligations	—	6,671	—	6,671
Corporate obligations	10	2,695	44	2,749
Mortgage-backed securities (a)	—	2,781	16	2,797

Total Debt Securities — Available for Sale	884	12,598	60	13,542
Equity Securities — Available for Sale	163	2	301	466

Total Cash, Cash Equivalents and Investments at Fair Value	$7,667	$13,867	$361	$21,895

Percentage of Total Fair Value	35%	63%	2%	100%

December 31, 2008
Cash and Cash Equivalents	$6,564	$862	$—	$7,426
Debt Securities — Available for Sale:
U.S. Government and Direct Agency obligations	800	539	—	1,339
State and Municipal obligations	—	6,484	—	6,484
Corporate obligations	7	2,650	46	2,703
Mortgage-backed securities (a)	—	2,930	16	2,946

Total Debt Securities — Available for Sale	807	12,603	62	13,472
Equity Securities — Available for Sale	170	3	304	477

Total Cash, Cash Equivalents and Investments at Fair Value	7,541	13,468	366	21,375
Interest Rate Swaps	—	622	—	622

Total Assets at Fair Value	$7,541	$14,090	$366	$21,997

Percentage of Total Fair Value	34%	64%	2%	100%

(a)	Includes Agency-backed mortgage pass-through securities.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Equity Securities. Equity securities are held as available-for-sale investments. The fair values of investments in venture capital portfolios are estimated using a market model approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values. Fair value estimates for publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps were estimated utilizing the terms of the swaps and publicly available market yield curves. Because the swaps were unique and were not actively traded, the fair values were classified as Level 2 estimates.

The Level 3 activity is summarized below:

	Three Months Ended March 31,
(in millions)	2009	2008
Balance at Beginning of Period	$366	$166
(Sales) Purchases, net	(4)	41
Net Unrealized (Losses) Gains in Accumulated Other Comprehensive Income	(1)	9

Balance at End of Period	$361	$216

There were no fair value adjustments recorded during the three months ended March 31, 2009 for assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2009		December 31, 2008
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other Current Receivables	$—	$302	$349	$19
Other Policy Liabilities	192	—	—	—

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits within Other Policy Liabilities in the Condensed Consolidated Balance Sheets. If the amounts received for these subsidies are insufficient to cover the costs incurred for these contract elements as of any period end, the Company records a receivable in Other Current Receivables on the Condensed Consolidated Balance Sheets.

The uneven timing of Medicare Part D pharmacy benefit claims due to the product benefit design results in losses in the first half of the year that, if they continued at that pace for the rest of the year, would entitle the Company

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

to risk-share adjustment payments from CMS. Accordingly, during the interim periods within the contract year, the Company records a net risk-share receivable from CMS in Other Current Receivables in the Condensed Consolidated Balance Sheets and a corresponding retrospective premium adjustment in Premium Revenues in the Condensed Consolidated Statements of Operations. This represents the estimated amount payable by CMS to the Company under the risk-share contract provisions if the program were terminated based on estimated costs incurred through that interim period. Typically, those losses are expected to reverse in the second half of the year.

5.    Medical Costs and Medical Costs Payable

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

Medical costs for both the three months ended March 31, 2009 and 2008 included $200 million of net favorable medical cost development related to prior fiscal years.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	March 31, 2009		December 31, 2008
(in millions)	Carrying Value (a)	Fair Value (b)	Carrying Value (c)	Fair Value (b)
Commercial Paper	$60	$60	$101	$101

$250 million par, 3.8% Senior Unsecured Notes due February 2009	—	—	250	250

$650 million par, Senior Unsecured Floating-Rate Notes due March 2009	—	—	650	644

$450 million par, 4.1% Senior Unsecured Notes due August 2009	454	450	455	442

$500 million par, Senior Unsecured Floating-Rate Notes due June 2010	500	483	500	450

$250 million par, 5.1% Senior Unsecured Notes due November 2010	262	251	263	245

$250 million par, Senior Unsecured Floating-Rate Notes due February 2011	250	241	250	219

$750 million par, 5.3% Senior Unsecured Notes due March 2011	801	756	806	705

$450 million par, 5.5% Senior Unsecured Notes due November 2012	488	449	493	410

$550 million par, 4.9% Senior Unsecured Notes due February 2013	549	537	549	513

$450 million par, 4.9% Senior Unsecured Notes due April 2013	468	438	473	419

$250 million par, 4.8% Senior Unsecured Notes due February 2014	271	237	280	221

$500 million par, 5.0% Senior Unsecured Notes due August 2014	546	484	567	460

$500 million par, 4.9% Senior Unsecured Notes due March 2015	550	453	567	429

$750 million par, 5.4% Senior Unsecured Notes due March 2016	858	677	883	661

$95 million par, 5.4% Senior Unsecured Notes due November 2016	95	86	95	84

$500 million par, 6.0% Senior Unsecured Notes due June 2017	594	465	620	450

$250 million par, 6.0% Senior Unsecured Notes due November 2017	288	224	297	223

$1,100 million par, 6.0% Senior Unsecured Notes due February 2018	1,099	1,057	1,098	1,015

$1,095 million par, zero coupon Senior Unsecured Notes due November 2022	537	553	530	522

$850 million par, 5.8% Senior Unsecured Notes due March 2036	844	658	844	648

$500 million par, 6.5% Senior Unsecured Notes due June 2037	495	415	495	420

$650 million par, 6.6% Senior Unsecured Notes due November 2037	645	539	645	548

$1,100 million par, 6.9% Senior Unsecured Notes due February 2038	1,083	976	1,083	963

Total Commercial Paper and Long-Term Debt	11,737	10,489	12,794	11,042

Less Commercial Paper and Current Maturities of Long-Term Debt	(514)	(510)	(1,456)	(1,437)

Long-Term Debt, less current maturities	$11,223	$9,979	$11,338	$9,605

(a)	The carrying value of the debt has been adjusted by the unamortized gain on related interest rate swaps which terminated in January 2009.
(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	The carrying value of debt had been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commercial Paper and Credit Facilities

Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities of up to 270 days. As of March 31, 2009, the Company had $60 million of outstanding commercial paper with interest rates ranging from 1.0% to 1.4%.

In November 2008, the Company entered into a $750 million 364-day revolving bank credit facility. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. At March 31, 2009, the interest rate on this facility, had it been drawn, would have ranged from 2.7% to 4.0%.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At March 31, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.7% to 2.0%.

These credit facilities support the Company’s commercial paper program and are available for general working capital purposes. As of March 31, 2009, the Company had no amounts outstanding under its credit facilities.

Debt Covenants

The Company’s debt arrangements and credit facilities contain various covenants, the most restrictive of which require the Company to maintain a debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, below 50%. The Company was in compliance with the requirements of all debt covenants as of March 31, 2009.

Derivative Instruments and Hedging Activities

In January 2009, the Company terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates. The cumulative adjustment to the carrying value of the Company’s debt of $513 million is being amortized as a reduction to interest expense over the remaining life of the related debt, resulting in a weighted average interest rate of 3.3%. As of March 31, 2009, the Company had no outstanding interest rate swap contracts. As of December 31, 2008, the fair values of the interest rate swaps were $622 million with $7 million classified in Other Current Assets and $615 million classified in Other Assets.

7.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program (Repurchase Program). The objectives of the Repurchase Program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices. For the three months ended March 31, 2009, the Company repurchased 32 million shares at an average price of approximately $21 per share and an aggregate cost of $689 million. As of March 31, 2009, the Company had Board of Directors’ authorization to purchase up to an additional 71 million shares of its common stock.

8.    Share-Based Compensation and Other Employee Benefit Plans

As of March 31, 2009, the Company had 44.0 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options,

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

stock-settled stock appreciation rights (SARs), and up to 14.7 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s existing share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three months ended March 31, 2009 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at Beginning of Period	150,752	$36
Granted	14,058	30
Exercised	(14,214)	12
Forfeited	(2,560)	46

Outstanding at End of Period	148,036	$37	5.7	$166

Exercisable at End of Period	95,122	$35	4.2	$166

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

	Three Months Ended March 31,
	2009	2008
Risk Free Interest Rate	1.7% – 1.8%	2.1% – 3.9%
Expected Volatility	41.3% – 42.4%	25.2%
Expected Dividend Yield	0.1%	0.1%
Forfeiture Rate	5.0%	5.0%
Expected Life in Years	4.4 – 5.1	4.1

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Beginning in 2009, the Company changed the weighting of historical and implied volatilities used in the calculation of expected volatility to 90% and 10%, respectively. Prior to the change the Company had weighted historical and implied volatility at 50% each. Due to the significant economic turbulence and resulting instability of the exchange-traded options throughout 2008, the Company concluded that they were no longer as representative of the fair value of its common stock over the expected life of its options and SARs. The change had no impact on the Company’s reported Net Earnings nor Earnings Per Share. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The weighted-average grant date fair value of stock options and SARs granted during the three months ended March 31, 2009 and 2008 was approximately $10 per share and $12 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2009 and 2008 was $207 million and $61 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is determined based upon the fair value of each award on the date of grant. Restricted share activity for the three months ended March 31, 2009 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at Beginning of Period	6,282	$36
Granted	6,268	29
Vested	(276)	34
Forfeited	(205)	36

Nonvested at End of Period	12,069	$32

The weighted-average grant date fair value of restricted shares granted during the three months ended March 31, 2009 and 2008 was approximately $29 per share and $48 per share, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $9 million and $4 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Beginning in 2009, the Company’s equity awards include a retirement provision that treats all employees who are age 55 or older with at least ten years of recognized employment with the Company as retirement-eligible. For the three months ended March 31, 2009 and 2008, the Company recognized compensation expense related to its share-based compensation plans of $95 million ($63 million net of tax effects) and $72 million ($48 million net of tax effects), respectively. Share-based compensation expense is recognized within Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2009, there was $704 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.6 years. For the three months ended March 31, 2009 and 2008, the income tax benefit realized from share-based award exercises was $53 million and $22 million, respectively.

As further discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Employee Benefit Plans

The total Supplemental Executive Retirement Plan (SERP) liability as of March 31, 2009 and December 31, 2008 was $20 million and $159 million, of which $3 million and $51 million was recorded within Accounts Payable and Accrued Liabilities, respectively, and $17 million and $108 million was recorded within Other Liabilities in the Condensed Consolidated Balance Sheets, respectively. In the first quarter of 2009, the SERP accrual of $91 million relating to the Company’s former CEO was released as a result of the resolution of the SEC settlement pertaining to the stock option matter. See “Legal Matters Relating to Historical Stock Option Practices” in Note 12 of Notes to the Condensed Consolidated Financial Statements for further discussion of stock option matters. In addition, $48 million was paid during the first quarter of 2009 related to a change-in-control provision in a plan assumed from a previous acquisition.

9.    AARP

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

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were $1.5 billion and $1.4 billion for the three months ended March 31, 2009 and 2008, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. The Company believes the RSF balance as of March 31, 2009 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company does not include the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Condensed Consolidated Balance Sheets as Assets Under Management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. The Company does not guarantee any rates

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings.

Upon adoption of FAS 159 on January 1, 2008, the Company elected to measure the entirety of the AARP Assets Under Management on a fair value basis.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2009	December 31, 2008
Accounts Receivable	$514	$482
Assets Under Management	2,187	2,199
Other Assets	8	7
Medical Costs Payable	1,280	1,160
Accounts Payable and Accrued Liabilities	34	52
Other Policy Liabilities	955	1,047
Future Policy Benefits	440	429

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, and the fair value of Other Assets were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2009
Cash and Cash Equivalents	$192	$9	$—	$201
Debt Securities:
U.S. Government and Direct Agency obligations	301	302	—	603
State and Municipal obligations	—	9	—	9
Corporate obligations	—	841	—	841
Mortgage-backed securities (a)	—	531	—	531

Total Debt Securities	301	1,683	—	1,984

Equity Securities—Available-for-Sale	—	2	—	2

Total Cash, Cash Equivalents and Investments at Fair Value	493	1,694	—	2,187

Other Assets	—	—	8	8

Total Assets at Fair Value	$493	$1,694	$8	$2,195

December 31, 2008
Cash and Cash Equivalents	$240	$18	$—	$258
Debt Securities:
U.S. Government and Direct Agency obligations	291	293	—	584
State and Municipal obligations	—	6	—	6
Corporate obligations	—	786	—	786
Mortgage-backed securities (a)	—	563	—	563

Total Debt Securities	291	1,648	—	1,939

Equity Securities—Available-for-Sale	—	2	—	2

Total Cash, Cash Equivalents and Investments at Fair Value	531	1,668	—	2,199

Other Assets	—	—	7	7

Total Assets at Fair Value	$531	$1,668	$7	$2,206

(a)	Includes Agency-backed mortgage pass-through securities.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended March 31,
(in millions)	2009	2008
Net Earnings	$984	$994
Unrealized Holding Gains on Investment Securities Arising During the Period, net of tax expense of $37 and $34, respectively	66	62
Reclassification Adjustment for Net Realized Gains Included in Net Earnings, net of tax expense of $1 and $19, respectively	(2)	(34)
Foreign Currency Translation Loss	(6)	—

Comprehensive Income	$1,042	$1,022

11.    Segment Financial Information

The Company has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

The following is a description of the types of products and services from which each of the Company’s business segments derives its revenues:

•

Health Care Services includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, similar products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (SCHIP) and other government-sponsored health care programs.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

•

Prescription Solutions offers a comprehensive suite of integrated pharmacy benefit management services, including retail network pharmacy management, mail order pharmacy services, specialty pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and compliance and therapy management programs.

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

The following table presents reporting segment financial information:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2009
Revenues—External Customers
Premiums	$19,540	$571	$—	$—	$—	$20,111
Services	993	70	221	12	—	1,296
Products	—	—	13	426	—	439

Total Revenues—External Customers	20,533	641	234	438	—	21,846

Total Revenues—Intersegment	—	674	151	3,099	(3,924)	—
Investment and Other Income	139	17	—	2	—	158

Total Revenues	$20,672	$1,332	$385	$3,539	$(3,924)	$22,004

Earnings from Operations	$1,321	$158	$49	$140	$—	$1,668

Three Months Ended March 31, 2008
Revenues—External Customers
Premiums	$17,808	$581	$—	$—	$—	$18,389
Services	958	85	220	10	—	1,273
Products	—	—	14	349	—	363

Total Revenues—External Customers	18,766	666	234	359	—	20,025

Total Revenues—Intersegment	—	613	128	2,844	(3,585)	—
Investment and Other Income	251	25	—	3	—	279

Total Revenues	$19,017	$1,304	$362	$3,206	$(3,585)	$20,304

Earnings from Operations	$1,371	$197	$47	$98	$—	$1,713

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.    Commitments and Contingencies

Commitments

The Company has committed to make a $91 million charitable contribution to the United Health Foundation. The United Health Foundation expands access to quality health care services for those in challenging circumstances, provides reliable information to support decisions leading to better health outcomes, and partners with others to improve the well-being of communities.

Legal Matters

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries. In March 2006, the Company received an informal inquiry from the SEC relating to its historical stock option practices. On December 19, 2006, the Company received from the SEC staff a formal order of investigation into the Company’s historical stock option practices. On December 22, 2008, the Company announced it had reached an agreement to settle the SEC’s investigation. Without admitting or denying the SEC’s allegations, the Company agreed to a permanent injunction against any future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. This settlement is subject to approval by the U.S. District Court for the District of Minnesota.

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

The Company also received requests for documents from U.S. Congressional committees relating to its historical stock option practices and compensation of executives.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. If either condition is not satisfied, then that individual’s settlement agreement will become null and void in its entirety and will have no force or effect. On January 2, 2008, the United States District Court for the District of Minnesota presented a certified question to the Minnesota Supreme Court concerning the scope of a court’s authority to review the settlement agreements under Minnesota law. The Minnesota Supreme Court answered that question on August 14, 2008, holding that the Minnesota business judgment rule requires a court to defer to a Special Litigation Committee’s decision to settle a shareholder derivative suit if the members of the Special Litigation Committee were disinterested and independent and the investigative procedures were adequate and pursued in good faith. On October 16, 2008, the Special Litigation Committee filed a motion with the federal court for preliminary approval of its recommended disposition of the derivative claims and for dismissal of those claims. On December 19, 2008, the federal and state courts issued a joint order holding that the Special Litigation Committee was independent and had acted in good faith and granting preliminary approval of the proposed settlements. Notice has been provided to class members, and a final settlement approval hearing took place on February 13, 2009. State and federal plaintiffs’ counsel are seeking a combined attorneys’ fee award of $64 million, which would be payable by the Company. The parties are awaiting orders from the state and federal courts on the fee request, which the Company is contesting, and the motion for final approval. In both his derivative settlement agreement and a separate agreement with the SEC, Dr. McGuire agreed to surrender to the Company any rights he has to the Company’s SERP. When the McGuire-SEC agreement became final in the first quarter of 2009, the Company released the $91 million SERP liability.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleges that the defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserts that during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit. The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Under the terms of the proposed settlement, the Company has paid $895 million into a settlement fund for the benefit of class members. In addition to the payment to the settlement fund, the Company will also supplement the substantial changes it has already implemented in its corporate governance policies with additional changes and enhancements. The proposed settlement, which was approved by the boards of directors of CalPERS and the Company, is subject to final court approval. Pursuant to the terms of the proposed settlement, on November 24, 2008, lead counsel for the plaintiffs filed with the court a stipulation of settlement entered into by all parties to the litigation. On December 18, 2008, the court granted preliminary approval of the stipulation of settlement. Notice has been provided to class members, and a final settlement approval hearing took place on March 16, 2009. The parties are awaiting the court’s order on the motion for final approval.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (ERISA) by allowing the plan to continue to hold Company stock. The plaintiffs filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. The defendants moved to dismiss the action on June 22, 2007. The court denied the defendants’ motion to dismiss and for partial summary judgment on June 30, 2008. On July 2, 2008, the Company announced it had reached an agreement in principle to resolve this lawsuit. Under the terms of the proposed settlement, the Company has accrued $17 million to be paid into a settlement fund for the benefit of class members, most of which will be paid by the Company’s insurance carriers. The proposed settlement will fully resolve all claims against the Company and all of the individual defendants in the action. No parties admit any wrongdoing as part of the proposed settlement. The proposed settlement is subject to final court approval. On January 8, 2009, the court granted preliminary approval of the proposed settlement. A final approval hearing is scheduled for May 8, 2009.

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

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United States District Court for the Southern District Court of Florida (MDL). In the lead MDL lawsuit, the court certified a class of health care providers for certain of the RICO claims. In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal, leaving eleven related lawsuits that had been stayed during the litigation of the lead MDL lawsuit. In August 2008, the trial court, applying its rulings in the lead MDL lawsuit, dismissed seven of the 11 related lawsuits, and all but one claim in an eighth lawsuit. The plaintiffs have appealed these dismissals to the Eleventh Circuit. The trial court ordered the final claim in the eighth lawsuit to arbitration. In December 2008, at the plaintiffs’ request, the trial court dismissed without prejudice one of the three remaining lawsuits. The court has also denied the plaintiffs’ request to remand the remaining two lawsuits to state court and a federal magistrate judge has recommended dismissal of those suits. On April 16, 2009, the plaintiffs in these last two suits filed amended class action complaints alleging breach of contract. In addition, the Company is party to a number of arbitrations in various jurisdictions involving similar claims. The Company is vigorously defending against the remaining claims in these cases.

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the proposed settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement. The Company will pay a total of $350 million to fund the settlement for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

wrongdoing. The proposed settlement is subject to preliminary and final court approval. In addition, the Company has the right to terminate the settlement in the event that a certain number of class members elect to opt-out of the settlement. The court held a preliminary approval hearing and the parties are awaiting the court’s order on the motion for preliminary approval.

NYAG Investigation. On February 13, 2008, the Office of the Attorney General of the State of New York (NYAG) announced that it was conducting an industry-wide investigation into out-of-network provider reimbursement practices of health insurers, including the Company, and served the Company with a notice of intent to initiate litigation. On January 13, 2009, the Company announced it had reached an agreement with the NYAG regarding the investigation. Under the terms of the agreement, the Company will pay $50 million to fund a not-for-profit entity to develop and own a new, independent database product to replace the Prevailing Health Charges System (PHCS) and Medical Data Research (MDR) database products owned by Ingenix, Inc. Both products are used by a number of health plans and employers as tools that help determine the amount to reimburse members who receive physician services outside their managed care networks. When the new database product is ready, the Company will cease using the PHCS and MDR databases and will use the new database for a period of at least five years in connection with out-of-network reimbursement in those benefit plans that employ a reasonable and customary standard for out of network reimbursements. Following the announcement of the NYAG settlement, the U.S. Senate Commerce Committee indicated an intent to investigate out-of-network reimbursement practices of health insurers and requested information from the Company and other health insurers relating to out-of-network benefit determinations for federal employees. A number of state regulators have also issued subpoenas and requests to the Company and other health insurers relating to the NYAG settlement and the PHCS and MDR databases.

Shareholder Derivative Litigation. On January 16, 2009, a shareholder derivative action was filed against certain of the Company’s current and former directors and officers and PacifiCare Health Systems in the Orange County, California, Superior Court. The complaint generally alleges that the defendants breached their fiduciary duties to the Company and were unjustly enriched by failing to prevent and remedy certain alleged claims processing and payment regulatory violations, including violations allegedly associated with the integration of PacifiCare. The complaint seeks unspecified money damages, injunctive relief, disgorgement of profits, and attorneys’ fees. The Company is vigorously defending this lawsuit.

Government Regulation

The Company’s business is regulated at federal, state, local and international levels. The laws and rules governing the Company’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. Existing or future laws and rules could force us to change how the Company does business, restrict revenue and enrollment growth, increase the Company’s health care and administrative costs and capital requirements, and increase the Company’s liability in federal and state courts for coverage determinations, contract interpretation and other actions. Further, the Company must obtain and maintain regulatory approvals to market and sell many of its products.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

For example, in 2007, the California Department of Insurance examined the Company’s PacifiCare health insurance plan in California. The examination findings related to claims processing accuracy and timeliness; accurate and timely interest payments; timely implementation of provider contracts; timely, accurate provider dispute resolution; and other related matters. To date, the California Department of Insurance has not levied a financial penalty related to its findings. Although the Company has been engaged in discussions with the department related to its examination findings and a related Order to Show Cause, the Company is prepared to defend the matter in an administrative proceeding if necessary.

In 2008, CMS conducted an inquiry of the Ovations Medicare Advantage and Prescription Drug Plan broker oversight program. On March 4, 2009, CMS alleged certain deficiencies in that program and notified the Company that it will conduct a follow-up inquiry to ensure that all identified deficiencies have been corrected. The Company is working diligently to address CMS’ concerns.

Other examples of audits and investigations include an investigation by the U.S. Department of Labor of the Company’s administration of its employee benefit plans with respect to ERISA compliance and audits of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers and an audit of Medicare Part D Plan bids by the U.S. Department of Health and Human Services.

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

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes. References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its subsidiaries.

EXECUTIVE OVERVIEW

General

We are a diversified health and well-being company, serving more than 70 million Americans. Our focus is on enhancing the performance of the health system and improving the overall health and well-being of the people we serve and their communities. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost, support the physician/patient relationship, and empower people with the information, guidance and tools they need to make personal health choices and decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to make health care work better. These core competencies are focused in two market areas — health benefits and health services. Health benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare, Ovations and AmeriChoice businesses. Health services are provided to the participants in the health system itself, ranging from employers and health plans to physicians and life sciences companies through our OptumHealth, Ingenix and Prescription Solutions businesses. In aggregate, these businesses have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on the key goals in health and well-being: access, affordability, quality and simplicity as they apply to their specific market.

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. We also generate revenues from services performed for customers that self-insure the medical costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. Service revenues are also generated from Ingenix health intelligence and contract research businesses. Product revenues are mainly comprised of products sold by our Prescription Solutions pharmacy benefit management business and also include sales of Ingenix publishing and software products. Investment income is derived primarily from interest earned on our investments in fixed income and debt securities and realized gains or losses are included in revenues when the securities are sold, or other-than-temporary impaired.

Operating Costs

Medical Costs. Our operating results depend in large part on our ability to effectively estimate, price for and manage our medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and medical management programs. Controlling medical costs requires a comprehensive and integrated approach to organize and advance the full range of interrelationships among patients/consumers, health professionals, hospitals, pharmaceutical/technology manufacturers and other key stakeholders.

Medical costs include estimates of our obligations for medical care services that have been rendered on behalf of insured consumers but for which we have either not yet received nor processed claims, and for liabilities for physician, hospital and other medical cost disputes. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. We strive to price our risk-based business for a stable medical care ratio and, as a result, we would anticipate sustaining a stable medical care ratio over time for an equivalent mix of business. Changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs, will change the dynamics of our results.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs.

Cash Flows

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. Our regulated subsidiaries generate significant cash flows from operations. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations. Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities are used to reinvest in our businesses by making capital expenditures, expanding our services through business acquisitions and repurchasing shares of our common stock, depending on market conditions.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 16% of gross domestic product and which has grown consistently for many years. Management expects overall spending on health care in the U.S. to continue to rise in the future, based on inflation, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be impacted by a variety of factors, including macro-economic conditions and proposed health care reforms, which could also impact our results of operations.

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for certain of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers and will pressure top line growth for our UnitedHealthcare business. This workplace attrition contributed nearly one-third of the 3% decrease in UnitedHealthcare’s commercial membership in the first quarter of 2009, and this trend is expected to continue at a generally elevated level until employment stabilizes. In contrast, our AmeriChoice business has seen increased participation in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. Currently, the U.S. Federal Reserve has decreased the target federal funds rate to a range of zero to 25 basis points. Our $22.1 billion portfolio of cash and investments is generally composed of high quality securities and cash, and has a relatively short aggregate duration. With $7.9 billion in cash and cash equivalents, our liquidity position and financial flexibility are strong. Changes in federal monetary policy have reduced the level of investment income received from this portfolio on a year-over-year basis.

In total, management believes that economic recessions will slow our revenue growth rate and could impact our operating profitability. Management also believes that government funding pressure, coupled with recessionary economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses. For additional discussions regarding how a prolonged economic downturn could affect our business, see “Item 1A. Risk Factors” in Part I of our 2008 10-K, as amended, for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission (SEC) (2008 10-K).

American Recovery and Reinvestment Act. Our businesses may benefit from elements of the federal economic stimulus package that was enacted in response to the current recession. These elements include expansion of funding to state programs, which could mitigate funding pressure for AmeriChoice Medicaid offerings at the state level, and funding for health care information technology, which could expand market opportunities for Ingenix.

Proposed Health Care Reforms and Reimbursement Changes. There is regular dialogue about health care reforms at both state and national levels, due to the size of and national interest in the health economy. Examples of these health care reform proposals include policy changes that would change the dynamics of the health care industry, such as having the federal or one or more state governments assume a larger role in the health care system or a fundamental restructuring of the Medicare or Medicaid programs. Any health care reforms enacted may be phased in over a number of years.

The new administration and various congressional leaders have signaled their interest in reducing payments to private plans offering Medicare Advantage over the intermediate term. Further, Centers for Medicare and Medicaid Services (CMS) has proposed a reduction in our Medicare Advantage reimbursements for 2010. Depending on the extent and phasing of these potential rate reductions, management believes that the number of seniors participating in Medicare Advantage and the industry-wide revenues and earnings derived from these plans may fall. Management believes that there are a number of annual adjustments we can make to our operations which may partially offset any impact from these rate reductions. For example, we can adjust members’ benefits, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. If industry-wide Medicare Advantage membership declines, there is likely to be increased demand for Medicare Supplemental insurance and Part D prescription drug coverage, and in both categories Ovations is also a market leader.

We operate a diversified set of health care focused businesses; this business model has been intentionally designed to address a multitude of market sectors. Therefore, we could see simultaneous increases and decreases in demand for our various products and services, depending on the scope, shape and timing of health care reforms. It is difficult to predict the outcome of reform discussions with precision over the mid- to long-term time horizon. For additional discussions regarding our risks related to health care reforms and Medicare Advantage reimbursement changes, see “Item 1A. Risk Factors” in Part I of our 2008 10-K.

Financial Performance Summary

Summary results of our quarter ended March 31, 2009 include:

•	Diluted net earnings per common share of $0.81, an increase of 4% from $0.78 per share reported in the first quarter of 2008.

•	Consolidated revenues of $22.0 billion, an increase of $1.7 billion, or 8%, over the first quarter of 2008.

•	Earnings from operations of $1.7 billion in both the first quarter of 2009 and 2008.

•	Cash flows from operations of $1.1 billion during the first quarter of 2009, an increase of $832 million, or 297%, from $280 million during the first quarter of 2008.

•	Consolidated medical care ratio of 82.4% in both the first quarter of 2009 and 2008.

•	Operating margin of 7.6% for the first quarter of 2009, a decrease from 8.4% in the first quarter of 2008.

RESULTS SUMMARY

	Three Months Ended March 31,		Increase (Decrease)
(in millions, except percentages and per share data)	2009	2008	2009 vs. 2008
REVENUES
Premiums	$20,111	$18,389	$1,722	9%
Services	1,296	1,273	23	2
Products	439	363	76	21
Investment and Other Income	158	279	(121)	(43)

Total Revenues	22,004	20,304	1,700	8

OPERATING COSTS
Medical Costs	16,570	15,144	1,426	9
Medical Cost Ratio	82.4%	82.4%		—
Operating Costs	3,128	2,897	231	8
Operating Cost Ratio	14.2%	14.3%		(0.1)
Cost of Products Sold	404	325	79	24
Depreciation and Amortization	234	225	9	4

Total Operating Costs	20,336	18,591	1,745	9

EARNINGS FROM OPERATIONS	1,668	1,713	(45)	(3)
Operating Margin	7.6%	8.4%		(0.8)
Interest Expense	(131)	(154)	(23)	(15)

EARNINGS BEFORE INCOME TAXES	1,537	1,559	(22)	(1)
Provision for Income Taxes	(553)	(565)	(12)	(2)
Tax Rate	36.0%	36.2%		(0.2)

NET EARNINGS	$984	$994	$(10)	(1)%

DILUTED NET EARNINGS PER COMMON SHARE	$0.81	$0.78	$0.03	4%

RETURN ON EQUITY	18.7%	20.0%		(1.3)%

TOTAL PEOPLE SERVED	71	73	(2)	(3)%

RESULTS OF OPERATIONS

Consolidated Financial Results

Revenues

Consolidated revenues for the three months ended March 31, 2009 increased over the comparable 2008 period primarily due to the increase in premium revenues in the Health Care Services reporting segment.

Premium Revenues. The increase in premium revenues was primarily due to strong growth in risk-based offerings in our public and senior markets businesses, premium rate increases and the effect of 2008 Health Care Services acquisitions.

Product Revenues. Product revenues for 2009 increased due to increased prescription volume at our Prescription Solutions reporting segment.

Investment and Other Income. The decrease in investment and other income in 2009 was primarily due to capital market conditions causing lower investment yields and a decrease in realized gains.

Medical Costs

Medical costs for three months ended March 31, 2009 increased primarily due to the factors that increased premium revenues described above.

Our consolidated medical care ratio was flat year-over-year with improvements in the medical care ratio for the commercial risk-based business offset by the mix effect from growth in our public and senior markets businesses, which have higher medical care ratios.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. Medical costs for both the three months ended March 31, 2009 and 2008 included $200 million of net favorable medical cost development related to prior fiscal years.

Operating Costs

Operating costs increased in 2009 due to the effect of acquisitions completed in 2008, retroactive and current state insurance premium assessments and growth in our public and senior markets businesses, partially offset by productivity improvements to our underlying cost structure. These cost structure improvements were the primary driver in the reduced operating cost ratio. Also during the quarter, there was a $91 million reduction to operating costs resulting from a release of our former CEO’s Supplemental Executive Retirement Plan accrual. Included in operating costs for the three months ended March 31, 2009 is an accrual of $91 million for a charitable commitment to the United Health Foundation.

Cost of Products Sold

Cost of products sold increased due to increased prescription volume at our Prescription Solutions reporting segment.

Interest Expense

Interest expense decreased due to reduced levels in our debt outstanding and by lower market interest rates on our floating-rate debt.

Reporting Segments

We have four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

See Note 11 of Notes to the Condensed Consolidated Financial Statements for a description of the types and services from which each of these business segments derives its revenues.

Transactions between reporting segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling services sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

The following summarizes the operating results of our reporting segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2009	2008	2009 vs. 2008
Revenues
Health Care Services	$20,672	$19,017	$1,655	9%
OptumHealth	1,332	1,304	28	2
Ingenix	385	362	23	6
Prescription Solutions	3,539	3,206	333	10
Eliminations	(3,924)	(3,585)	(339)	nm

Consolidated Revenues	$22,004	$20,304	$1,700	8%

Earnings from Operations
Health Care Services	$1,321	$1,371	$(50)	(4)%
OptumHealth	158	197	(39)	(20)
Ingenix	49	47	2	4
Prescription Solutions	140	98	42	43

Consolidated Earnings from Operations	$1,668	$1,713	$(45)	(3)%

Operating Margin
Health Care Services	6.4%	7.2%		(0.8)%
OptumHealth	11.9	15.1		(3.2)
Ingenix	12.7	13.0		(0.3)
Prescription Solutions	4.0	3.1		0.9

Consolidated Operating Margin	7.6%	8.4%		(0.8)%

nm = not meaningful

The following summarizes the number of individuals served, by major market segment and funding arrangement, as of March 31, 2009 and 2008:

			Increase (Decrease)
(in thousands)	2009	2008	2009 vs. 2008
Commercial Risk-based	9,915	10,585	(670)	(6)%
Commercial Fee-based	15,525	16,005	(480)	(3)

Total Commercial	25,440	26,590	(1,150)	(4)

Medicare Advantage	1,695	1,455	240	16
Medicaid	2,695	1,880	815	43
Standardized Medicare Supplement	2,600	2,450	150	6

Total Public and Senior	6,990	5,785	1,205	21

Total Health Care Services Medical Benefits	32,430	32,375	55	—%

Health Care Services

The revenue growth in Health Care Services for the three months ended March 31, 2009 was primarily due to premium rate increases and growth in the number of individuals served by our public and senior markets businesses, partially offset by a decline in individuals served through commercial products and a decrease in investment and other income. UnitedHealthcare revenues of $10.3 billion for the three months ended March 31,

2009 were essentially flat compared to the comparable 2008 period as premium rate increases offset the reduction in consumers served. Ovations revenues of $8.4 billion for the three months ended March 31, 2009 increased over the comparable 2008 period by $973 million, or 13%. The increase was primarily due to an increase in individuals served through Medicare Part D, Medicare Advantage and standardized Medicare Supplement offerings, as well as premium rate increases. AmeriChoice generated revenues of $1.9 billion for the three months ended March 31, 2009, an increase of $707 million, or 59%, over the comparable 2008 period, primarily due to an increase in the number of individuals served by Medicaid plans, premium rate increases and the impact of 2008 acquisitions.

The decrease in Health Care Services earnings from operations was primarily due to the $112 million year-over-year decrease in investment and other income for this reporting segment. The UnitedHealthcare medical care ratio improved to 81.5% for the three months ended March 31, 2009 from 82.5% for the comparable 2008 period. This improvement was primarily driven by the decreased incidence of influenza-like illnesses year-over-year as well as favorable development in prior year medical cost estimates. Health Care Services’ operating margin was 6.4% for the three months ended March 31, 2009, a decrease from 7.2% in 2008, as an expansion in the commercial business operating margin was more than offset by the reduction in margin contribution from investment and other income as well as the impact from strong growth in comparably lower margin public and senior markets businesses.

OptumHealth

Increased revenues in OptumHealth were driven by new business development in large scale behavioral health programs for state clients offset by a decline in individuals served through commercial products. OptumHealth provided services to approximately 58 million consumers.

Earnings from operations and operating margin decreased due to the decrease in membership described above, decreased investment and other income and a higher mix of lower margin public sector business.

Ingenix

The modest improvements in Ingenix revenues and earnings from operations are primarily due to the impact of new service offerings and the effect of 2008 acquisitions.

Prescription Solutions

The increased Prescription Solutions revenues were primarily due to growth in customers served through Medicare Part D prescription drug plans by our Ovations business, which is the largest customer of this reporting segment. Intersegment revenues eliminated in consolidation were $3.1 billion and $2.8 billion for the three months ended March 31, 2009 and 2008, respectively.

Prescription Solutions earnings from operations increased primarily due to prescription volume growth, improved drug purchasing, gains in mail service drug fulfillment and a continuing favorable mix shift to generic pharmaceuticals.

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

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which focuses on preservation of capital, diversification and duration. It also generally governs return objectives, regulatory limitations, tax implications and risk tolerances. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of committed credit facilities, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses by making capital expenditures, expanding our services through business acquisitions, repaying debt and/or repurchasing shares of our common stock, depending on market conditions.

Cash flows generated from operating activities, our primary source of liquidity, are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic and customer diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future expected health care costs.

A summary of our major sources and uses of cash is reflected in the table below.

	Three Months Ended March 31,
(in millions)	2009	2008
Sources of Cash:
Cash Provided by Operating Activities	$1,112	$280
Maturities and Sales of Investments	2,106	2,205
Issuance of Long-Term Debt	—	2,981
Interest Rate Swap Termination	513	—
Other	822	620

Total Sources of Cash	4,553	6,086

Uses of Cash:
Purchases of Investments	(2,102)	(2,498)
Cash Paid for Acquisitions, net of cash assumed	—	(3,265)
Retirement of Long-Term Debt	(900)	(500)
Common Stock Repurchases	(689)	(1,472)
Other	(401)	(941)

Total Uses of Cash	(4,092)	(8,676)

Net Increase (Decrease) in Cash	$461	$(2,590)

Cash flows from operating activities increased $832 million year-over-year in the quarter ended March 31, 2009, or 297%, primarily due to the increase in medical payables driven by membership growth in risk-based products in the public and senior markets businesses. Additionally, less taxes were paid in the first quarter of 2009 due to tax law changes which took effect in 2008. The first quarter of 2008 included 2007 taxes due under the prior tax law, while the 2009 payment did not include prior year amounts.

As of March 31, 2009, our cash, cash equivalent and available-for-sale investment balances of $21.9 billion included $7.9 billion of cash and cash equivalents, $13.5 billion of debt securities and $466 million of equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if the investment was sold at the measurement date. Other sources of liquidity, primarily from operating cash flows, reduce the need to sell investments in adverse markets. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a relatively short average duration and a weighted average credit rating of “AA” as of March 31, 2009. Included in the debt securities balance is $3.2 billion of state and municipal obligations that are guaranteed by third parties. The securities are guaranteed by a number of different guarantors, and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted average credit rating of these securities both with and without the guarantee is “AA” as of March 31, 2009 for the securities for which such information is available.

Commercial Paper. Commercial paper consisted of senior unsecured debt sold on a discounted basis with maturities of up to 270 days. As of March 31, 2009, we had $60 million of outstanding commercial paper with interest rates ranging from 1.0% to 1.4%. This range in rates reflects decreases in the market rates for Tier-2 credit-rated commercial paper.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices. For the three months ended March 31, 2009, we repurchased 32 million shares at an average price of approximately $21 per share and an aggregate cost of $689 million. As of March 31, 2009, we had Board of Directors’ authorization to purchase up to an additional 71 million shares of our common stock.

Capital Resources

As of March 31, 2009 and December 31, 2008, we had commercial paper and long-term debt outstanding of $11.7 billion and $12.8 billion, respectively.

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

Cash, Cash Equivalents and Investments. We maintained a highly liquid position, with cash, cash equivalents and investments of $22.1 billion as of March 31, 2009. As further described under “Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. As of March 31, 2009, $642 million of our $22.1 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unlimited amount of debt securities.

Credit Ratings. Our credit ratings at March 31, 2009 were as follows:

	Moody's		Standard & Poor's		Fitch
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior Unsecured Debt	Baa1	Stable	A-	Negative	A-	Negative
Commercial Paper	P-2	n/a	A-2	n/a	F1	n/a

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, was 35.4% and 38.1% as of March 31, 2009 and December 31, 2008, respectively. We were in compliance with the requirements of all debt covenants as of March 31, 2009.

Bank Credit Facilities. In November 2008, we entered into a $750 million 364-day revolving bank credit facility. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. At March 31, 2009, the interest rate on this facility, had it been drawn, would have ranged from 2.7% to 4.0%.

In May 2007, we amended and restated our $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At March 31, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.7% to 2.0%.

These credit facilities support our commercial paper program and are available for general working capital purposes. As of March 31, 2009, we had no amounts outstanding under our credit facilities.

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

An inability of our regulated subsidiaries to pay dividends to their parent companies could impact our level of reinvestment in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, an inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operations of our unregulated businesses, as well as liquidity at the parent level in the form of cash and cash equivalent balances and commercial paper or bank funding, mitigate this risk. See “Item 1A. Risk Factors” in Part I of our 2008 10-K, for a discussion of our risks related to dividend restrictions on our regulated subsidiaries.

In 2009, based on the 2008 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval is $3.1 billion, of which our regulated subsidiaries have paid their parent companies dividends of $374 million through March 31, 2009. In 2008, the maximum amount of dividends which could be paid without prior regulatory approval was $3.0 billion. For the year ended December 31, 2008, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $1.2 billion of extraordinary dividends approved by state insurance regulators.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2008 was disclosed in our 2008 10-K. During the three months ended March 31, 2009, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications and may include acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we did not have ownership interests in or structure off-balance sheet arrangements with SPEs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 establishes a two-step approach for determining whether a market is not active and, if so, whether a transaction is distressed. The intent is to allow entities greater flexibility to use reasonable judgment when measuring the fair value of these financial assets rather than relying solely on observable prices in markets that are not active. We adopted this staff position on April 1, 2009, and will apply its provisions prospectively. We do not expect the adoption of FSP 157-4 to have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 requires additional disclosure of fair values for certain financial instruments in interim financial statements. We adopted this staff position on April 1, 2009, and will make the required disclosures prospectively.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides additional guidance on recording impairment charges on investments in debt securities. We adopted this staff position on April 1, 2009, and will apply its provisions prospectively. We do not expect the adoption of FSP 115-2 to have a material impact on our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We prepared our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles. In preparing these Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2008 10-K. As of March 31, 2009,

our critical accounting policies have not changed from those described in our 2008 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2008 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2009, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of March 31, 2009, there were no other significant concentrations of credit risk.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions, identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions, trends and uncertainties and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.

Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our health care costs; our ability to respond quickly and appropriately to health care reforms; failure to comply with federal and state regulations affecting the managed care industry; the potential impact of the adverse conditions in the global economy and extreme disruption of financial markets on our revenues, sources of liquidity, investment portfolio, and our results of operations; regulatory and other risks associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share, including as a result of new entrants into our market, and consolidation of health care companies and suppliers; uncertainties regarding changes in Medicare, including coordination of information systems and accuracy of certain assumptions; potential reductions in revenue received from Medicare and Medicaid programs, including as a result of reduced payments to private plans offering Medicare Advantage; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent third party brokers, consultants and agents; failure to comply with restrictions on patient privacy and information security; events that may negatively affect our contracts with AARP; increases in costs and other liabilities associated with increased litigation; the potential consequences of various governmental reviews and litigation matters related to our historical stock option practices and the potential consequences of each of these matters on our business, credit ratings and debt; events that may adversely affect the value of our investment portfolio; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems, which could result in the loss of existing customers, difficulties in attracting new customers, difficulties in determining medical costs estimates and appropriate pricing, customer and physician and health care professional disputes, regulatory violations, increases in operating costs, or other adverse consequences; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations; failure to complete or receive anticipated benefits of acquisitions; and potential downgrades in our debt ratings.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this report and in our other periodic and current filings with the SEC, including our 2008 10-K. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of March 31, 2009, $7.9 billion of our financial investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $810 million of our debt as of March 31, 2009 was at interest rates that vary with market rates.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of March 31, 2009, $13.7 billion of our investments were fixed-rate debt securities and $10.9 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we may enter into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. The differential between the fixed rates received and the variable rates paid is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. In January 2009, we terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates. Additional information on our derivative financial instruments is included in Note 6 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of March 31, 2009 on our investment income and interest expense per annum and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$158	$16	$(1,028)	$(1,050)
1%	79	8	(514)	(557)
(1)%	(39)	(8)	509	637
(2)%	nm	(14)	1,038	1,373

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of March 31, 2009, the assumed hypothetical change in interest rates has been floored at zero and does not reflect the full 1% point reduction in interest income or 2% point reduction for interest expense.

As of March 31, 2009, we had $466 million of equity securities and venture capital funds, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 12 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our 2008 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

First Quarter 2009

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
January 31, 2009	806,832	(b)	$26.14	762,000	102,145,562
February 28, 2009	8,914,939	(c)	$27.77	8,893,647	93,251,915
March 31, 2009	22,733,474		$18.57	22,733,474	70,518,441

Total	32,455,245		$21.29	32,389,121

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In October 2007, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 210 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 762,000 shares of our common stock repurchased during the period, and 44,832 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 8,893,647 shares of our common stock repurchased during the period, and 21,292 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.2	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.3	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.4	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.5	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Separation and Release Agreement, dated as of January 21, 2009, between Thomas L. Strickland and United HealthCare Services, Inc.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBITS*

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Settlement Agreement, dated as of January 14, 2009, by and among United HealthCare Corporation, n/k/a UnitedHealth Group, UnitedHealthcare Insurance Company, UnitedHealthcare Insurance Company of New York, Inc., UnitedHealthcare of the Midwest, Inc., United HealthCare Services, Inc., United HealthCare Services of Minnesota, Inc., United HealthCare Services Corporation, Ingenix, Inc., Metropolitan Life Insurance Company, American Airlines, Inc., Oxford Health Plans, Inc., Oxford Health Plans LLC, Oxford Health Plans (NJ), Inc., Oxford Health Plans (NY), Inc., and Oxford Health Insurance, together with each of their subsidiaries and affiliates, and Settling Plaintiffs, through their respective counsel (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: May 7, 2009

/S/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: May 7, 2009

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: May 7, 2009

EXHIBITS*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.2	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.3	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.4	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, as amended on February 2, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.5	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Separation and Release Agreement, dated as of January 21, 2009, between Thomas L. Strickland and United HealthCare Services, Inc.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBITS*

99.1	Settlement Agreement, dated as of January 14, 2009, by and among United HealthCare Corporation, n/k/a UnitedHealth Group, UnitedHealthcare Insurance Company, UnitedHealthcare Insurance Company of New York, Inc., UnitedHealthcare of the Midwest, Inc., United HealthCare Services, Inc., United HealthCare Services of Minnesota, Inc., United HealthCare Services Corporation, Ingenix, Inc., Metropolitan Life Insurance Company, American Airlines, Inc., Oxford Health Plans, Inc., Oxford Health Plans LLC, Oxford Health Plans (NJ), Inc., Oxford Health Plans (NY), Inc., and Oxford Health Insurance, together with each of their subsidiaries and affiliates, and Settling Plaintiffs, through their respective counsel (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long term debt are not filed. The Company will furnish copies thereof to the SEC upon request.