Form 10-Q
period 2009-06-30
UNITEDHEALTH GROUP INC
filed 2009-08-06
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 30, 2009, there were 1,162,420,963 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,247	$7,426
Short-term investments	908	783
Accounts receivable, net	2,705	1,929
Assets under management	2,224	2,199
Deferred income taxes	321	424
Other current receivables	1,521	1,715
Prepaid expenses and other current assets	758	514

Total current assets	15,684	14,990

Long-term investments	13,163	13,366
Property, equipment and capitalized software, net	2,080	2,181
Goodwill	20,358	20,088
Other intangible assets, net	2,397	2,329
Other assets	2,208	2,861

Total assets	$55,890	$55,815

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,533	$8,664
Accounts payable and accrued liabilities	5,277	5,685
Other policy liabilities	2,854	2,823
Commercial paper and current maturities of long-term debt	1,012	1,456
Unearned premiums	976	1,133

Total current liabilities	19,652	19,761

Long-term debt, less current maturities	10,707	11,338
Future policy benefits	2,296	2,286
Deferred income taxes and other liabilities	1,690	1,650

Total liabilities	34,345	35,035

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value — 3,000 shares authorized; 1,151 and 1,201 issued and outstanding	11	12
Additional paid-in capital	—	38
Retained earnings	21,440	20,782
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax effects	113	(30)
Foreign currency translation loss	(19)	(22)

Total shareholders’ equity	21,545	20,780

Total liabilities and shareholders’ equity	$55,890	$55,815

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2009	2008	2009	2008
Revenues:
Premiums	$19,746	$18,344	$39,857	$36,733
Services	1,307	1,297	2,603	2,570
Products	449	391	888	754
Investment and other income	153	240	311	519

Total revenues	21,655	20,272	43,659	40,576

Operating costs:
Medical costs	16,507	15,257	33,077	30,401
Operating costs	3,037	3,746	6,165	6,643
Cost of products sold	422	353	826	678
Depreciation and amortization	249	243	483	468

Total operating costs	20,215	19,599	40,551	38,190

Earnings from operations	1,440	673	3,108	2,386
Interest expense	(139)	(164)	(270)	(318)

Earnings before income taxes	1,301	509	2,838	2,068
Provision for income taxes	(442)	(172)	(995)	(737)

Net earnings	$859	$337	$1,843	$1,331

Basic net earnings per common share	$0.73	$0.28	$1.56	$1.08

Diluted net earnings per common share	$0.73	$0.27	$1.54	$1.05

Basic weighted-average number of common shares outstanding	1,170	1,216	1,184	1,229
Dilutive effect of common stock equivalents	10	29	11	33

Diluted weighted-average number of common shares outstanding	1,180	1,245	1,195	1,262

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	117	89	117	74

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2009	2008
Operating activities
Net earnings	$1,843	$1,331
Noncash items:
Depreciation and amortization	483	468
Deferred income taxes	114	(11)
Share-based compensation	180	147
Other	7	(234)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(720)	(643)
Other assets	(407)	(532)
Medical costs payable	770	152
Accounts payable and other accrued liabilities	(276)	540
Other policy liabilities	(233)	(252)
Unearned premiums	(157)	(86)

Cash flows from operating activities	1,604	880

Investing activities
Cash paid for acquisitions, net of cash assumed	(400)	(3,897)
Cash received from disposition	—	185
Purchases of property, equipment and capitalized software	(311)	(415)
Purchases of investments	(3,710)	(6,555)
Sales of investments	2,635	3,746
Maturities of investments	1,296	1,866

Cash flows used for investing activities	(490)	(5,070)

Financing activities
Repayments of commercial paper, net	(39)	(419)
Proceeds from issuance of long-term debt	—	2,981
Payments for retirement of long-term debt	(900)	(500)
Proceeds from interest rate swap termination	513	—
Common stock repurchases	(1,504)	(2,052)
Proceeds from common stock issuances	183	94
Share-based compensation excess tax benefit	27	14
Customer funds administered	674	650
Dividends paid	(36)	(37)
Checks outstanding	(189)	—
Other	(22)	(133)

Cash flows (used for) from financing activities	(1,293)	598

Decrease in cash and cash equivalents	(179)	(3,592)
Cash and cash equivalents, beginning of period	7,426	8,865

Cash and cash equivalents, end of period	$7,247	$5,273

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (referred to herein as the “Company”). The Company has eliminated intercompany balances and transactions. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the SEC (2008 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.

Certain prior year amounts have been reclassified to conform to current year presentation. The Company has evaluated subsequent events through August 6, 2009, the date this Form 10-Q was filed with the SEC. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

Recently Adopted Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 requires additional disclosure of fair values for certain financial instruments in interim financial statements. The Company adopted FSP 107-1 on April 1, 2009. The adoption of FSP 107-1 expanded the Company’s interim fair value disclosures for financial instruments within the scope of FASB Statement of Financial Accounting Standards (FAS) No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107). See Note 3 of Notes to the Condensed Consolidated Financial Statements for the disclosures required by FSP 107-1.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides additional guidance on recording impairment charges on investments in debt securities. FSP 115-2 requires companies to evaluate investments in debt securities for impairment considering a company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost basis or maturity of the security. If a company either intends to sell or determines it will more likely than not be required to sell a debt security before recovery of the entire

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

amortized cost basis or maturity of the security, the entire impairment must be recognized in earnings. If a company does not intend to sell the security and determines it will not more likely than not be required to sell the security but does not expect to recover the entire amortized cost basis, the impairment must be bifurcated into the amount attributed to the credit loss, which must be recognized in earnings, and all other causes, which must be recognized in other comprehensive income. The Company adopted FSP 115-2 on April 1, 2009, and applied the provisions of the staff position to all debt securities existing at the adoption date and for all new debt securities on a prospective basis. As the Company did not have any previously realized impairments that were required to be reclassified to other comprehensive income upon adoption of FSP 115-2, the Company did not make a cumulative-effect adjustment to retained earnings. The adoption of FSP 115-2 did not have a material impact on the Condensed Consolidated Financial Statements. See Note 2 of Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s impairment policy.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of FAS No. 157, “Fair Value Measurements” (FAS 157) for all nonfinancial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2, which were adopted as of January 1, 2009. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 establishes a two-step approach for determining whether a market is not active and, if so, whether a transaction is not orderly. The intent is to allow entities greater flexibility to use reasonable judgment when measuring the fair value of these financial assets rather than relying solely on observable prices in markets that are not active. The Company adopted FSP 157-4 on April 1, 2009, and applied its provisions prospectively. The adoption of FSP 157-4 did not have a material impact on the Condensed Consolidated Financial Statements. See Note 3 of Notes to the Condensed Consolidated Financial Statements for additional discussion of FAS 157 and related staff positions.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R), which replaces FAS No. 141, “Business Combinations.” FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 modifies the recognition provisions of FAS 141R for assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted FAS 141R and FSP 141(R)-1 on January 1, 2009, and applied the provisions prospectively to all new acquisitions closing on or after that date. The adoption of FAS 141R and the related FSP did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (FAS 160). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted FAS 160 on January 1, 2009. The adoption of FAS 160 had no impact on the Condensed Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.    Cash, Cash Equivalents and Investments

The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments, by type, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Cash and cash equivalents	$7,247	$—	$—	$7,247
Debt securities — available-for-sale:
U.S. government and direct agency obligations	1,163	14	(12)	1,165
State and municipal obligations	6,445	174	(45)	6,574
Corporate obligations	2,956	88	(38)	3,006
U.S. agency mortgage-backed securities	1,984	61	(2)	2,043
Non-U.S. agency mortgage-backed securities	637	3	(56)	584

Total debt securities — available-for-sale	13,185	340	(153)	13,372

Equity securities — available-for-sale	507	7	(16)	498
Debt securities — held-to-maturity:
U.S. government and direct agency obligations	158	5	—	163
State and municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total debt securities — held-to-maturity	201	5	—	206

Total cash, cash equivalents and investments	$21,140	$352	$(169)	$21,323

December 31, 2008
Cash and cash equivalents	$7,426	$—	$—	$7,426
Debt securities — available-for-sale:
U.S. government and direct agency obligations	1,276	65	(2)	1,339
State and municipal obligations	6,440	134	(90)	6,484
Corporate obligations	2,802	33	(132)	2,703
U.S. agency mortgage-backed securities	2,245	62	—	2,307
Non-U.S. agency mortgage-backed securities	744	—	(105)	639

Total debt securities — available-for-sale	13,507	294	(329)	13,472

Equity securities — available-for-sale	489	8	(20)	477
Debt securities — held-to-maturity:
U.S. government and direct agency obligations	157	10	—	167
State and municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total debt securities — held-to-maturity	200	10	—	210

Total cash, cash equivalents and investments	$21,622	$312	$(349)	$21,585

Included in the Company’s investment portfolio were sub-prime mortgage-backed securities with fair values of $16 million and $25 million as of June 30, 2009 and December 31, 2008, respectively. Also included were Alt-A and home equity lines of credit with fair values of $28 million and $36 million as of June 30, 2009 and December 31, 2008, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of the Company’s mortgage-backed securities by origination and credit rating as of June 30, 2009 were as follows:

(in millions)	AAA	AA	A	BBB	Non- Investment Grade	Total Fair Value
2008	$2	$—	$—	$—	$—	$2
2007	81	—	—	—	1	82
2006	128	1	—	—	18	147
2005	132	1	2	5	6	146
Pre-2005	191	—	1	—	15	207
U.S agency mortgage-backed securities	2,043	—	—	—	—	2,043

Total	$2,577	$2	$3	$5	$40	$2,627

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,013	$1,020
Due after one year through five years	4,422	4,557
Due after five years through ten years	2,811	2,847
Due after ten years	2,318	2,321
U.S. agency mortgage-backed securities	1,984	2,043
Non-U.S. agency mortgage-backed securities	637	584

Total debt securities — available-for-sale	$13,185	$13,372

The amortized cost and fair value of debt securities held-to-maturity as of June 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$73	$74
Due after one year through five years	91	94
Due after five years through ten years	24	24
Due after ten years	13	14

Total debt securities — held-to-maturity	$201	$206

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008 were as follows (a):

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009
Debt securities — available-for-sale:
U.S. government and direct agency obligations	$372	$(12)	$—	$—	$372	$(12)
State and municipal obligations	1,017	(21)	352	(24)	1,369	(45)
Corporate obligations	283	(9)	372	(29)	655	(38)
U.S. agency mortgage-backed securities	296	(2)	2	—	298	(2)
Non-U.S. agency mortgage-backed securities	111	(7)	336	(49)	447	(56)

Total debt securities — available-for-sale	$2,079	$(51)	$1,062	$(102)	$3,141	$(153)

Equity securities — available-for-sale	$173	$(16)	$—	$—	$173	$(16)

December 31, 2008
Debt securities — available-for-sale:
U.S. government and direct agency obligations	$72	$(2)	$—	$—	$72	$(2)
State and municipal obligations	1,414	(65)	113	(25)	1,527	(90)
Corporate obligations	1,543	(97)	179	(35)	1,722	(132)
U.S. agency mortgage-backed securities	17	—	5	—	22	—
Non-U.S. agency mortgage-backed securities	529	(83)	88	(22)	617	(105)

Total debt securities — available-for-sale	$3,575	$(247)	$385	$(82)	$3,960	$(329)

Equity securities — available-for-sale	$195	$(20)	$—	$—	$195	$(20)

(a)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. government or agency obligations. Additionally, the fair values of these investments approximate their amortized cost.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s mortgage-backed securities in an unrealized loss position by credit rating distribution were as follows:

	June 30, 2009		December 31, 2008
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AAA	$726	$(56)	$624	$(105)
AA	4	(1)	1	—
A	—	—	—	—
BBB	—	—	13	—
Non-investment grade	15	(1)	1	—

Total	$745	$(58)	$639	$(105)

The unrealized losses as of June 30, 2009 were generated from approximately 2,600 positions out of a total of approximately 12,000 positions. The unrealized losses on investments in U.S. government and direct agency obligations, state and municipal obligations and corporate obligations as of June 30, 2009 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The contractual cash flows of the U.S. government and direct agency obligations are either guaranteed by the U.S. government or an agency of the U.S. government. The Company expects that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of June 30, 2009 were caused primarily by higher interest rates in the marketplace, reflecting the higher perceived risk assigned by fixed-income investors to commercial mortgage-backed securities (CMBS). These unrealized losses represented 2% of the total amortized cost of the Company’s mortgage-backed security holdings as of June 30, 2009. The Company believes these losses to be temporary. The Company believes that it will collect all principal and interest due on all investments that have an amortized cost in excess of fair value. Approximately 97% of the Company’s mortgage-backed securities in an unrealized loss position as of June 30, 2009 were rated “AAA” with no known deterioration or other factors leading to an other-than-temporary impairment. As of June 30, 2009, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of June 30, 2009, the Company’s holdings of non-U.S. agency mortgage-backed securities included $15 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value and represented less than 1% of the Company’s total mortgage-backed security holdings as of June 30, 2009.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net realized gains, before taxes, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Total OTTI	$(5)	$(1)	$(37)	$(6)
Portion of loss recognized in other comprehensive income	—	n/a	—	n/a

Net OTTI recognized in earnings	(5)	(1)	(37)	(6)
Gross realized losses from sales	(19)	(5)	(30)	(9)
Gross realized gains from sales	27	56	73	118

Net realized gains	$3	$50	$6	$103

When evaluating a debt security for OTTI, the Company analyzes relevant factors including the length of time and extent to which fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and whether the Company has the intent to sell or if it is more likely than not it will be required to sell a security before there is sufficient time to recover the Company’s amortized cost. When the Company intends to sell or it is more likely than not it will be required to sell a security before recovery of its entire amortized cost, it records the full difference between fair value and amortized cost in earnings. When the Company does not have intent to sell or it is not more likely than not it will be required to sell a security, and it does not expect to receive all amounts due contractually, it bifurcates the loss between a credit component, which is recorded in earnings, and all other causes, which are recorded in other comprehensive income. The credit component is defined as the difference between the amortized cost basis of the debt security and the net present value of its projected future cash flows. For the three and six months ended June 30, 2009, all of the recorded OTTI were a result of the Company’s intent to sell certain impaired securities.

3.    Fair Value

Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by its custodian, its investment consultant, and third party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. Based on the Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, the Company has not historically adjusted the prices obtained from the pricing service.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The fair value hierarchy is as follows:

Level 1 — Quoted (unadjusted) prices for identical assets in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time, etc.);

•	Inputs other than quoted prices that are observable for the asset (e.g., interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data.

The following table presents information about the Company’s financial assets, excluding AARP, that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values. See Note 10 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2009
Cash and cash equivalents	$5,979	$1,268	$—	$7,247
Debt securities — available-for-sale:
U.S. government and direct agency obligations	746	419	—	1,165
State and municipal obligations	—	6,574	—	6,574
Corporate obligations	11	2,950	45	3,006
U.S. agency mortgage-backed securities	—	2,043	—	2,043
Non-U.S. agency mortgage-backed securities	—	569	15	584

Total debt securities — available-for-sale	757	12,555	60	13,372
Equity securities — available-for-sale	186	3	309	498

Total cash, cash equivalents and investments at fair value	$6,922	$13,826	$369	$21,117

Percentage of total fair value	33%	65%	2%	100%

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2008
Cash and cash equivalents	$6,564	$862	$—	$7,426
Debt securities — available-for-sale:
U.S. government and direct agency obligations	800	539	—	1,339
State and municipal obligations	—	6,484	—	6,484
Corporate obligations	7	2,650	46	2,703
U.S. agency mortgage-backed securities	—	2,307	—	2,307
Non-U.S. agency mortgage-backed securities	—	623	16	639

Total debt securities — available-for-sale	807	12,603	62	13,472
Equity securities — available-for-sale	170	3	304	477

Total cash, cash equivalents and investments at fair value	7,541	13,468	366	21,375
Interest rate swaps	—	622	—	622

Total assets at fair value	$7,541	$14,090	$366	$21,997

Percentage of total fair value	34%	64%	2%	100%

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $284 million as of June 30, 2009. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable: transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps were estimated using the terms of the swaps and publicly available market yield curves. Because the swaps were unique and were not actively traded, the fair values were classified as Level 2 estimates.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2009 is as follows:

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at beginning of period	$361	$366
Purchases, net	7	3
Net unrealized gains in accumulated other comprehensive income	6	5
Net realized losses in investment and other income	(5)	(5)

Balance at end of period	$369	$369

The Level 3 activity for the six months ended June 30, 2008 included net investment purchases of $207 million, transfers into Level 3 of $199 million and unrealized gains of $10 million. Also included were realized losses of $1 million which were included in Investment and Other Income in the Condensed Consolidated Statements of Operations.

There were no significant fair value adjustments recorded during the three and six months ended June 30, 2009 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

The table below includes interim disclosure of fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2009		December 31, 2008
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$13,372	$13,372	$13,472	$13,472
Equity securities — available-for-sale	498	498	477	477
Debt securities — held-to-maturity	201	206	200	210
AARP Program-related investments	2,028	2,028	1,941	1,941
Interest rate swaps	—	—	622	622

Liabilities
Senior unsecured notes	11,659	10,783	12,693	10,941

In addition to the previously described methods and assumptions for debt and equity securities and interest rate swaps, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

AARP Program-related Investments. AARP Program-related investments consist of debt and equity securities available-for sale. See the preceding discussion regarding the methods and assumptions used to estimate the fair value of debt and equity securities.

Senior Unsecured Notes. The fair values of the senior unsecured notes are estimated based on third-party quoted market prices for the same or similar issues.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other current receivables, unearned premiums, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2009		December 31, 2008
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$—	$183	$349	$19
Other policy liabilities	222	—	—	—

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. If the amounts received for these subsidies are insufficient to cover the costs incurred for these contract elements as of any period end, the Company records a receivable in Other Current Receivables in the Condensed Consolidated Balance Sheets.

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

5.    Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2008	$17,044	$1,152	$1,052	$840	$20,088
Acquisitions	—	—	259	—	259
Subsequent Payments and Adjustments, net (a)	52	(34)	(7)	—	11

Balance at June 30, 2009	$17,096	$1,118	$1,304	$840	$20,358

(a)	Includes transfers of business and related goodwill between reporting segments.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On June 1, 2009, all of the outstanding shares of AIM Healthcare Services, Inc. (AIM) were acquired for approximately $440 million in cash. AIM is a leading provider of payment accuracy solutions for health care payer and hospital clients in all 50 states. On a preliminary basis, the total consideration paid exceeded the estimated fair value of the net tangible assets acquired by $425 million, of which $166 million has been allocated to finite-lived intangible assets and $259 million to goodwill. The allocation is pending completion of a valuation analysis. The acquired goodwill is deductible for income tax purposes. The results of operations and financial condition of AIM have been included in the Company’s consolidated results and the results of the Ingenix reporting segment since the acquisition date. The pro forma effects of this acquisition on the Company’s Condensed Consolidated Financial Statements were not material.

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

For the three months ended June 30, 2009, there was no net medical cost development related to prior fiscal years and $30 million of net favorable medical cost development related to the first quarter of 2009. For the three months ended June 30, 2008, there was no net medical cost development related to prior fiscal years or related to the first quarter of 2008. For the six months ended June 30, 2009 and 2008, medical costs included $200 million of net favorable medical cost development related to prior fiscal years. None of the factors discussed above were individually material to the favorable medical cost development in the three and six months ended June 30, 2009 and 2008.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	June 30, 2009		December 31, 2008
(in millions)	Carrying Value (a)	Fair Value (b)	Carrying Value (c)	Fair Value (b)
Commercial paper	$60	$60	$101	$101
$250 million par, 3.8% senior unsecured notes due February 2009	—	—	250	250
$650 million par, senior unsecured floating-rate notes due March 2009	—	—	650	644
$450 million par, 4.1% senior unsecured notes due August 2009	452	451	455	442
$500 million par, senior unsecured floating-rate notes due June 2010	500	495	500	450
$250 million par, 5.1% senior unsecured notes due November 2010	260	259	263	245
$250 million par, senior unsecured floating-rate notes due February 2011	250	248	250	219
$750 million par, 5.3% senior unsecured notes due March 2011	795	774	806	705
$450 million par, 5.5% senior unsecured notes due November 2012	486	466	493	410
$550 million par, 4.9% senior unsecured notes due February 2013	549	556	549	513
$450 million par, 4.9% senior unsecured notes due April 2013	467	452	473	419
$250 million par, 4.8% senior unsecured notes due February 2014	270	242	280	221
$500 million par, 5.0% senior unsecured notes due August 2014	544	486	567	460
$500 million par, 4.9% senior unsecured notes due March 2015	548	480	567	429
$750 million par, 5.4% senior unsecured notes due March 2016	854	705	883	661
$95 million par, 5.4% senior unsecured notes due November 2016	95	88	95	84
$500 million par, 6.0% senior unsecured notes due June 2017	592	482	620	450
$250 million par, 6.0% senior unsecured notes due November 2017	287	238	297	223
$1,100 million par, 6.0% senior unsecured notes due February 2018	1,099	1,056	1,098	1,015
$1,095 million par, zero coupon senior unsecured notes due November 2022	544	582	530	522
$850 million par, 5.8% senior unsecured notes due March 2036	844	688	844	648
$500 million par, 6.5% senior unsecured notes due June 2037	495	434	495	420
$650 million par, 6.6% senior unsecured notes due November 2037	645	583	645	548
$1,100 million par, 6.9% senior unsecured notes due February 2038	1,083	1,018	1,083	963

Total commercial paper and long-term debt	11,719	10,843	12,794	11,042
Less commercial paper and current maturities of long-term debt	(1,012)	(1,006)	(1,456)	(1,437)

Long-term debt, less current maturities	$10,707	$9,837	$11,338	$9,605

(a)	The carrying value of the debt has been adjusted by the unamortized gain on related interest rate swaps which terminated in January 2009.
(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	The carrying value of debt had been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commercial Paper and Credit Facilities

Commercial paper consists of senior unsecured debt sold on a discounted basis with maturities of up to 270 days. As of June 30, 2009, the Company had $60 million of outstanding commercial paper with interest rates ranging from 0.9% to 1.0%.

In November 2008, the Company entered into a $750 million 364-day revolving bank credit facility. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. At June 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 1.7% to 2.1%. As of June 30, 2009, the Company had no amounts outstanding under this credit facility and it was terminated on July 31, 2009.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At June 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.5% to 1.4%. This credit facility supports the Company’s commercial paper program and is available for general working capital purposes. As of June 30, 2009, the Company had no amounts outstanding under this credit facility.

Debt Covenants

The Company’s debt arrangements and credit facilities contain various covenants, the most restrictive of which require the Company to maintain a debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, below 50%. The Company was in compliance with the requirements of all debt covenants as of June 30, 2009.

Derivative Instruments and Hedging Activities

In January 2009, the Company terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates. The cumulative adjustment to the carrying value of the Company’s debt of $513 million, as of the date that the swap contracts were terminated, is being amortized as a reduction to interest expense over the remaining life of the related debt. As of June 30, 2009, the Company had no outstanding interest rate swap contracts. As of December 31, 2008, the fair values of the interest rate swaps were $622 million with $7 million classified in Other Current Assets and $615 million classified in Other Assets.

8.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program (Repurchase Program). The objectives of the Repurchase Program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market. During the six months ended June 30, 2009, the Company repurchased 64.1 million shares at an average price of approximately $23 per share and an aggregate cost of $1.5 billion. As of June 30, 2009, the Company had Board of Directors’ authorization to purchase up to an additional 38.8 million shares of its common stock.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Share-Based Compensation and Other Employee Benefit Plans

As of June 30, 2009, the Company had 45.9 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 15.2 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the six months ended June 30, 2009 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at beginning of period	150,752	$36
Granted	14,549	30
Exercised	(14,888)	13
Forfeited	(4,488)	46

Outstanding at end of period	145,925	$37	5.5	$285

Exercisable at end of period	106,144	$36	4.4	$284

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk free interest rate	2.1%-2.2%	1.8%-4.1%	1.7%-2.2%	1.8%-4.1%
Expected volatility	46.3%	28.9%	41.3%-46.3%	28.7%
Expected dividend yield	0.1%	0.1%	0.1%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.4	4.3	4.4 - 5.1	4.3

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

The weighted-average grant date fair value of stock options and SARs granted during the three and six months ended June 30, 2009 was approximately $10 per share. The weighted-average grant date fair value of stock options and SARs granted during the three and six months ended June 30, 2008 was approximately $9 per share. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2009 was $8 million and $215 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2008 was $17 million and $78 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is determined based upon the fair value of each award on the date of grant. Restricted share activity for the six months ended June 30, 2009 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	6,282	$36
Granted	6,364	29
Vested	(1,601)	28
Forfeited	(364)	35

Nonvested at end of period	10,681	$33

The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2009 was approximately $28 per share and $29 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2008 was approximately $34 per share and $35 per share, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2009 was $36 million and $45 million, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2008 was $1 million and $4 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Beginning in 2009, the Company’s equity award program includes a retirement provision that treats all employees who are age 55 or older with at least ten years of recognized employment with the Company as retirement-eligible. For the three and six months ended June 30, 2009, the Company recognized compensation expense related to its share-based compensation plans of $85 million ($58 million net of tax effects) and $180 million ($121 million net of tax effects), respectively. For the three and six months ended June 30, 2008, the Company recognized compensation expense of $75 million ($50 million net of tax effects) and $147 million ($98 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2009, there was $630 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.5 years. For the three and six months ended June 30, 2009, the income tax benefit realized from share-based award exercises was $16 million and $69 million, respectively. For the three and six months ended June 30, 2008, the income tax benefit realized from share-based award exercises was $5 million and $27 million, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As further discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

Other Employee Benefit Plans

The total Supplemental Executive Retirement Plan (SERP) liability as of June 30, 2009 was $20 million, which was recorded in Other Liabilities in the Condensed Consolidated Balance Sheets. The total SERP liability as of December 31, 2008 was $159 million, of which $51 million was recorded in Accounts Payable and Accrued Liabilities and $108 million was recorded in Other Liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2009, the SERP accrual of $91 million relating to the Company’s former CEO was released as a result of the resolution of the SEC settlement pertaining to the stock option matter. See “Legal Matters Relating to Historical Stock Option Practices” in Note 13 of Notes to the Condensed Consolidated Financial Statements for further discussion of stock option matters. In addition, $48 million was paid during the first quarter of 2009 related to a change-in-control provision in a plan assumed from a previous acquisition.

10.    AARP

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

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were $1.5 billion and $3.0 billion for the three and six months ended June 30, 2009, respectively, and $1.4 billion and $2.8 billion for the three and six months ended June 30, 2008, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. The Company believes the RSF balance as of June 30, 2009 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company does not include the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Condensed Consolidated Balance Sheets as Assets Under Management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and, upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings.

Upon adoption of FAS 159 on January 1, 2008, the Company elected to measure the entirety of the AARP Assets Under Management on a fair value basis.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2009	December 31, 2008
Accounts receivable	$505	$482
Assets under management	2,224	2,199
Other assets	—	7
Medical costs payable	1,258	1,160
Accounts payable and accrued liabilities	11	52
Other policy liabilities	998	1,047
Future policy benefits	448	429
Other liabilities	14	—

The fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, and the fair value of Other Assets and Other Liabilities were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2009
Cash and cash equivalents	$187	$9	$—	$196
Debt securities:
U.S. government and direct agency obligations	282	299	—	581
State and municipal obligations	—	9	—	9
Corporate obligations	—	921	—	921
U.S. agency mortgage-backed securities	—	366	—	366
Non-U.S. agency mortgage-backed securities	—	149	—	149

Total debt securities	282	1,744	—	2,026

Equity securities—available-for-sale	—	2	—	2

Total cash, cash equivalents and investments at fair value	$469	$1,755	$—	$2,224

Other liabilities	—	—	14	14

Total liabilities at fair value	$—	$—	$14	$14

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2008
Cash and cash equivalents	$240	$18	$—	$258
Debt securities:
U.S. government and direct agency obligations	291	293	—	584
State and municipal obligations	—	6	—	6
Corporate obligations	—	786	—	786
U.S. agency mortgage-backed securities	—	421	—	421
Non-U.S. agency mortgage-backed securities	—	142	—	142

Total debt securities	291	1,648	—	1,939

Equity securities — available-for-sale	—	2	—	2

Total cash, cash equivalents and investments at fair value	531	1,668	—	2,199

Other assets	—	—	7	7

Total assets at fair value	$531	$1,668	$7	$2,206

11.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Net earnings	$859	$337	$1,843	$1,331
Unrealized holding gains (losses) on investment securities arising during the period, net of tax expense (benefit) of $46, ($72), $84 and ($38), respectively	81	(129)	147	(67)
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $1, $18, $2 and $37, respectively	(2)	(32)	(4)	(66)
Foreign currency translation loss	9	—	3	—

Comprehensive income	$947	$176	$1,989	$1,198

There were no impairments recognized in other comprehensive income for the three and six months ended June 30, 2009.

12.    Segment Financial Information

The Company has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a description of the types of products and services from which each of the Company’s business segments derives its revenues:

•

Health Care Services includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (SCHIP) and other government-sponsored health care programs.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents reporting segment financial information:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2009
Revenues — external customers:
Premiums	$19,167	$579	$—	$—	$—	$19,746
Services	980	69	248	10	—	1,307
Products	—	—	8	441	—	449

Total revenues — external customers	20,147	648	256	451	—	21,502

Total revenues — intersegment	—	691	165	3,104	(3,960)	—
Investment and other income	135	17	—	1	—	153

Total revenues	$20,282	$1,356	$421	$3,556	$(3,960)	$21,655

Earnings from operations	$1,073	$142	$59	$166	$—	$1,440

Three Months Ended June 30, 2008
Revenues — external customers:
Premiums	$17,753	$591	$—	$—	$—	$18,344
Services	979	71	236	11	—	1,297
Products	—	—	8	383	—	391

Total revenues — external customers	18,732	662	244	394	—	20,032

Total revenues — intersegment	—	635	137	2,776	(3,548)	—
Investment and other income	213	24	—	3	—	240

Total revenues	$18,945	$1,321	$381	$3,173	$(3,548)	$20,272

Earnings from operations	$1,144	$169	$49	$94	$(783)	$673

Six Months Ended June 30, 2009
Revenues — external customers:
Premiums	$38,707	$1,150	$—	$—	$—	$39,857
Services	1,973	139	469	22	—	2,603
Products	—	—	21	867	—	888

Total revenues — external customers	40,680	1,289	490	889	—	43,348

Total revenues — intersegment	—	1,365	316	6,203	(7,884)	—
Investment and other income	274	34	—	3	—	311

Total revenues	$40,954	$2,688	$806	$7,095	$(7,884)	$43,659

Earnings from operations	$2,394	$300	$108	$306	$—	$3,108

Six Months Ended June 30, 2008
Revenues — external customers:
Premiums	$35,561	$1,172	$—	$—	$—	$36,733
Services	1,937	156	456	21	—	2,570
Products	—	—	22	732	—	754

Total revenues — external customers	37,498	1,328	478	753	—	40,057

Total revenues — intersegment	—	1,248	265	5,620	(7,133)	—
Investment and other income	464	49	—	6	—	519

Total revenues	$37,962	$2,625	$743	$6,379	$(7,133)	$40,576

Earnings from operations	$2,515	$366	$96	$192	$(783)	$2,386

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.    Commitments and Contingencies

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

Legal Matters

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries. In March 2006, the Company received an informal inquiry from the SEC relating to its historical stock option practices. On December 19, 2006, the Company received from the SEC staff a formal order of investigation into the Company’s historical stock option practices. On December 22, 2008, the Company announced it had reached an agreement to settle the SEC’s investigation. Without admitting or denying the SEC’s allegations, the Company agreed to a permanent injunction against any future violations of certain reporting, books and records and internal accounting control provisions of the federal securities laws. The U.S. District Court for the District of Minnesota has approved the settlement, entered final judgment and closed the case.

On May 17, 2006, the Company received a subpoena from the U.S. Attorney for the Southern District of New York requesting documents from 1999 to the date of the subpoena relating to its historical stock option practices. The Company has confirmed that the investigation is closed.

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

Litigation Matters. On March 29, 2006, the first of several shareholder derivative actions was filed against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. The action was consolidated with six other actions and captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation. The consolidated amended complaint was brought on behalf of the Company by several pension funds and other shareholders and names certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleged that the defendants breached their fiduciary duties to the Company, were unjustly enriched, and violated the securities laws in connection with the Company’s historical stock option practices. On June 26, 2006, the Company’s Board of Directors created a Special Litigation

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands, and determine whether the Company’s rights and remedies should be pursued.

A consolidated derivative action, captioned In re UnitedHealth Group Incorporated Derivative Litigation, was also filed in Hennepin County District Court, State of Minnesota. The action was brought by two individual shareholders and named certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant.

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon final approval by the federal court and the state court after notice is provided to shareholders and dismissal of claims in the derivative actions. On December 19, 2008, the federal and state courts issued a joint order granting preliminary approval of the proposed settlements. Following notice to shareholders, the federal court granted the motion for final approval of the proposed settlements on July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, payable by the Company. On July 24, 2009, a shareholder filed a notice of appeal with the U.S. Court of Appeals for the Eighth Circuit indicating his intent to challenge the federal plaintiffs’ counsel’s fee request and award.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleges that the defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserts that, during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleges claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit. The proposed settlement will fully resolve all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties admit any wrongdoing as part of the proposed settlement. Under the terms of the proposed settlement, the Company has paid $895 million into a settlement fund for the benefit of class members. In addition to the payment to the settlement fund, the Company will also supplement the substantial changes it has already implemented in its corporate governance policies with

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

additional changes and enhancements. The proposed settlement, which was approved by the boards of directors of CalPERS and the Company, is subject to final court approval. Pursuant to the terms of the proposed settlement, on November 24, 2008, lead counsel for the plaintiffs filed with the court a stipulation of settlement entered into by all parties to the litigation. On December 18, 2008, the court granted preliminary approval of the stipulation of settlement. Notice has been provided to class members, and a final settlement approval hearing took place on March 16, 2009. The parties are awaiting the court’s order on the motion for final approval.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (ERISA) by allowing the plan to continue to hold Company stock. The plaintiffs filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. The defendants moved to dismiss the action on June 22, 2007. The court denied the defendants’ motion to dismiss and for partial summary judgment on June 30, 2008. On July 2, 2008, the Company announced it had reached an agreement in principle to resolve this lawsuit. Under the terms of the proposed settlement, the Company paid $17 million into a settlement fund for the benefit of class members, most of which was covered by the Company’s insurance carriers. The proposed settlement will fully resolve all claims against the Company and all of the individual defendants in the action. No parties admit any wrongdoing as part of the proposed settlement. The proposed settlement is subject to final court approval. On January 8, 2009, the court granted preliminary approval of the proposed settlement. A final approval hearing took place on May 8, 2009, and the parties are awaiting the court’s order on the motion for final approval.

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

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United States District Court for the Southern District Court of Florida (MDL). In the lead MDL lawsuit, the court certified a class of health care providers for certain of the RICO claims. In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal, leaving eleven related lawsuits that had been stayed during the litigation of the lead MDL lawsuit. In August 2008, the trial court, applying its rulings in the lead MDL lawsuit, dismissed seven of the 11 related lawsuits, and all but one claim in an eighth lawsuit. The plaintiffs have appealed these dismissals to the Eleventh Circuit. The trial court ordered the final claim in the eighth lawsuit to arbitration. In December 2008, at

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the plaintiffs’ request, the trial court dismissed without prejudice one of the three remaining lawsuits. The court also denied the plaintiffs’ request to remand the remaining two lawsuits to state court and a federal magistrate judge recommended dismissal of those suits. On April 16, 2009, the plaintiffs in these last two suits filed amended class action complaints alleging breach of contract. In addition, the Company is party to a number of arbitrations in various jurisdictions involving similar claims. The Company is vigorously defending against the remaining claims in these cases.

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the proposed settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement. The Company will pay a total of $350 million to fund the settlement for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The proposed settlement is subject to preliminary and final court approval. In addition, the Company has the right to terminate the settlement in the event that a certain number of class members elect to opt-out of the settlement. The parties have filed a motion for preliminary approval of the proposed settlement which remains under consideration by the court. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

NYAG Investigation. On February 13, 2008, the Office of the Attorney General of the State of New York (NYAG) announced that it was conducting an industry-wide investigation into out-of-network provider reimbursement practices of health insurers, including the Company, and served the Company with a notice of intent to initiate litigation. On January 13, 2009, the Company announced it had reached an agreement with the NYAG regarding the investigation. Under the terms of the agreement, the Company will pay $50 million to fund a not-for-profit entity to develop and own a new, independent database product to replace the Prevailing Health Charges System (PHCS) and Medical Data Research (MDR) database products owned by Ingenix, Inc. Both products are used by a number of health plans and employers as tools that help determine the amount to reimburse members who receive physician services outside their managed care networks. When the new database product is ready, the Company will cease using the PHCS and MDR databases and will use the new database for a period of at least five years in connection with out-of-network reimbursement in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements. Following the announcement of the NYAG settlement, the U.S. Senate Commerce Committee initiated an investigation of out-of-network reimbursement practices of health insurers, requesting information from the Company and other health insurers relating to, among other things, out-of network benefit determinations for federal employees. The committee convened a hearing in March 2009, after which certain committee members requested additional information. The Company has responded to these requests. A number of state regulators have also issued subpoenas and requests to the Company and other health insurers relating to the NYAG settlement and the PHCS and MDR databases.

Shareholder Derivative Litigation. On January 16, 2009, a shareholder derivative action was filed against certain of the Company’s current and former directors and officers and PacifiCare Health Systems in the Orange County,

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

California, Superior Court. The complaint generally alleges that the defendants breached their fiduciary duties to the Company and were unjustly enriched by failing to prevent and remedy certain alleged claims processing and payment regulatory violations, including violations allegedly associated with the integration of PacifiCare. On June 25, 2009, the court dismissed the case without prejudice on personal jurisdiction and venue grounds.

California Claims Processing Matter. As previously disclosed, in 2007, the California Department of Insurance examined the Company’s PacifiCare health insurance plan in California. The examination findings related to claims processing accuracy and timeliness; accurate and timely interest payments; timely implementation of provider contracts; timely, accurate provider dispute resolution; and other related matters. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with claims processing and implementation of provider contracts, and other related activity. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter is now the subject of an administrative proceeding before an administrative law judge and the parties are engaged in discovery. On June 9, 2009, the Company filed a separate civil action against the CDI in the Los Angeles Superior Court challenging the interpretation and application of certain insurance regulations implicated by the Order to Show Cause.

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

For example, in 2008, CMS conducted an inquiry of the Ovations Medicare Advantage and Prescription Drug Plan broker oversight program. In March 2009, CMS alleged certain deficiencies in that program and conducted a follow-up review in July 2009. The Company is working diligently to address CMS’ concerns.

Other examples of audits include a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to ERISA compliance and audits of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers and an audit of Medicare Part D Plan bids by the U.S. Department of Health and Human Services.

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

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to make health care work better. These core competencies are focused in two market areas, health benefits and health services. Health benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare, Ovations and AmeriChoice businesses. Health services are provided to the participants in the health system itself, ranging from employers and health plans to physicians and life sciences companies through our OptumHealth, Ingenix and Prescription Solutions businesses. In aggregate, these businesses have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on the key goals in health and well-being: access, affordability, quality and simplicity as they apply to their specific market.

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. We also generate revenues from services performed for customers that self-insure the medical costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. Service revenues are also generated from Ingenix health intelligence and contract research businesses. Product revenues are mainly comprised of products sold by our Prescription Solutions pharmacy benefit management business and also include sales of Ingenix publishing and software products. Investment income is derived primarily from interest earned on our investments in fixed income and debt securities. Gains or losses are included in revenues when the securities are sold, or other-than-temporarily impaired.

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

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. We seek to sustain a stable medical care ratio for an equivalent mix of business, however, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs, will change the dynamics of our results.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs.

Cash Flows

Cash flows generated from operating activities are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. Our regulated subsidiaries generate significant cash flows from operations. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations. Our non-regulated businesses also generate significant cash flows from operations for general corporate use. We reinvest cash flows in our businesses by making capital expenditures, expanding our services through business acquisitions and repurchasing shares of our common stock, depending on market conditions.

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

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for certain of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers, putting pressure on top line growth for our UnitedHealthcare and OptumHealth businesses. This workplace attrition contributed nearly 50% of the 5% decrease in UnitedHealthcare’s commercial membership in the first half of 2009, and this trend is expected to continue at a generally elevated level until employment stabilizes. In contrast, our AmeriChoice business has seen increased participation in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. Currently, the U.S. Federal Reserve has decreased the target federal funds rate to a range of zero to 25 basis points. As of June 30, 2009, our $21.3 billion portfolio of cash and investments is generally composed of high quality securities and cash, and has a relatively short aggregate duration. Changes in federal monetary policy have reduced the level of investment income received from this portfolio on a year-over-year basis.

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

Proposed Health Care Reforms and Reimbursement Changes. There is regular dialogue about health care reforms at both state and national levels, due to the size of and national interest in the health economy. Examples of health care reform proposals include policy changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new taxes on health insurers, or restructuring of the Medicare or Medicaid programs. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results, financial position and cash flows could be materially adversely affected by such changes even if we correctly predict their occurrence.

The new administration and various congressional leaders have expressed their interest in reducing payments to private plans offering Medicare Advantage over the intermediate term. Further, Centers for Medicare and Medicaid Services (CMS) has announced a reduction in Medicare Advantage reimbursements of approximately 5% for 2010. Management believes that there are a number of annual adjustments we can make to our operations which may serve to partially offset any impact from these rate reductions. For example, we can adjust members’ benefits and/or premiums, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. There can be no assurance that we will be able to successfully execute on these or other strategies to address changes in the Medicare Advantage program. The reduction of payments to private plans may also cause declines in the number of seniors participating in Medicare Advantage and the industry-wide revenues and earnings derived from these plans. Our operating results, financial position and cash flows could be materially adversely affected by such declines. If industry-wide Medicare Advantage membership declines, there is likely to be increased demand for Medicare Supplemental insurance and Part D prescription drug coverage, and in both categories Ovations is a market leader.

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

RESULTS SUMMARY

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages and per share data)	2009	2008	Increase (Decrease) 2009 vs. 2008		2009	2008	Increase (Decrease) 2009 vs. 2008
Revenues:
Premiums	$19,746	$18,344	$1,402	8%	$39,857	$36,733	$3,124	9%
Services	1,307	1,297	10	1	2,603	2,570	33	1
Products	449	391	58	15	888	754	134	18
Investment and other income	153	240	(87)	(36)	311	519	(208)	(40)

Total revenues	21,655	20,272	1,383	7	43,659	40,576	3,083	8

Operating costs:
Medical costs	16,507	15,257	1,250	8	33,077	30,401	2,676	9
Medical care ratio	83.6%	83.2%		0.4	83.0%	82.8%		0.2
Operating costs	3,037	3,746	(709)	(19)	6,165	6,643	(478)	(7)
Operating cost ratio	14.0%	18.5%		(4.5)	14.1%	16.4%		(2.3)
Cost of products sold	422	353	69	20	826	678	148	22
Depreciation and amortization	249	243	6	2	483	468	15	3

Total operating costs	20,215	19,599	616	3	40,551	38,190	2,361	6

Earnings from operations	1,440	673	767	114	3,108	2,386	722	30
Operating margin	6.6%	3.3%		3.3	7.1%	5.9%		1.2
Interest expense	(139)	(164)	(25)	(15)	(270)	(318)	(48)	(15)

Earnings before income taxes	1,301	509	792	156	2,838	2,068	770	37
Provision for income taxes	(442)	(172)	270	157	(995)	(737)	258	35
Tax rate	34.0%	33.8%		0.2	35.1%	35.6%		(0.5)

Net earnings	$859	$337	$522	155%	$1,843	$1,331	$512	38%

Diluted net earnings per common share	$0.73	$0.27	$0.46	170%	$1.54	$1.05	$0.49	47%
Return on equity	16.0%	6.9%		9.1%	17.4%	13.5%		3.9%
Total people served	71	73	(2)	(3)%

RESULTS OF OPERATIONS

Consolidated Financial Results

Revenues

Consolidated revenues for the three and six months ended June 30, 2009 increased over the comparable 2008 periods primarily due to the increase in premium revenues in the Health Care Services reporting segment.

Premium Revenues. The increases in premium revenues for both the three and six months ended June 30, 2009 over the comparable 2008 periods were primarily due to strong organic growth in risk-based offerings in our public and senior markets businesses and premium rate increases in response to growth in underlying medical costs. The effect of 2008 Health Care Services acquisitions also contributed to the increase in premium revenues in the six month period.

Product Revenues. Product revenues for the three and six months ended June 30, 2009 increased over the comparable 2008 periods due to increased prescription volume at our Prescription Solutions reporting segment.

Investment and Other Income. The decreases in investment and other income for both the three and six months ended June 30, 2009 over the comparable 2008 periods were primarily due to capital market conditions causing lower investment yields and a decrease in realized gains.

Medical Costs

Medical costs for the three and six months ended June 30, 2009 increased primarily due to growth in public and senior markets risk-based businesses, medical cost inflation and increased utilization of medical services.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended June 30, 2009, there was no net favorable medical cost development related to prior fiscal years and $30 million of net favorable medical cost development related to the first quarter of 2009. For the three months ended June 30, 2008, there was no net medical cost development related to prior fiscal years or related to the first quarter of 2008. For the six months ended June 30, 2009 and 2008, medical costs included $200 million of net favorable medical cost development related to prior fiscal years.

Operating Costs

Operating costs decreased in 2009 for both the three and six month periods primarily due to the effect of certain expenses incurred in the second quarter of 2008 as discussed below and productivity improvements to our underlying cost structure, partially offset by increased costs due to retroactive and current state insurance premium assessments and the impact of 2008 acquisitions.

Operating costs for the three and six months ended June 30, 2008 included pre-tax Operating Costs of $922 million for settlement of two class action lawsuits related to our historical stock option practices and related legal costs, and $46 million for employee severance related to operating cost reduction initiatives and other items, partially offset by a $185 million reduction in operating costs for proceeds from the sale of certain assets and membership in the individual Medicare Advantage business in Nevada in May 2008.

Cost of Products Sold

Cost of products sold for the three and six months ended June 30, 2009 increased over the comparable 2008 periods due to increased prescription volume at our Prescription Solutions reporting segment.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 decreased over the comparable 2008 periods primarily due to reduced levels in our debt outstanding and lower market interest rates on our floating-rate debt.

Reporting Segments

We have four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

See Note 12 of Notes to the Condensed Consolidated Financial Statements for a description of the types and services from which each of these reporting segments derives its revenues.

Transactions between reporting segments principally consist of sales of pharmacy benefit products and services to Health Care Services customers by Prescription Solutions, certain product offerings sold to Health Care Services customers by OptumHealth, and consulting and other services sold to Health Care Services by Ingenix. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

The following summarizes the operating results of our reporting segments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2009	2008	Increase (Decrease) 2009 vs. 2008		2009	2008	Increase (Decrease) 2009 vs. 2008
Revenues
Health Care Services	$20,282	$18,945	$1,337	7%	$40,954	$37,962	$2,992	8%
OptumHealth	1,356	1,321	35	3	2,688	2,625	63	2
Ingenix	421	381	40	10	806	743	63	8
Prescription Solutions	3,556	3,173	383	12	7,095	6,379	716	11
Eliminations	(3,960)	(3,548)	(412)	nm	(7,884)	(7,133)	(751)	nm

Consolidated revenues	$21,655	$20,272	$1,383	7%	$43,659	$40,576	$3,083	8%

Earnings from operations
Health Care Services	$1,073	$1,144	$(71)	(6)%	$2,394	$2,515	$(121)	(5)%
OptumHealth	142	169	(27)	(16)	300	366	(66)	(18)
Ingenix	59	49	10	20	108	96	12	13
Prescription Solutions	166	94	72	77	306	192	114	59
Corporate	—	(783)	783	nm	—	(783)	783	nm

Consolidated earnings from operations	$1,440	$673	$767	114%	$3,108	$2,386	$722	30%

Operating margin
Health Care Services	5.3%	6.0%		(0.7)%	5.8%	6.6%		(0.8)%
OptumHealth	10.5	12.8		(2.3)	11.2	13.9		(2.7)
Ingenix	14.0	12.9		1.1	13.4	12.9		0.5
Prescription Solutions	4.7	3.0		1.7	4.3	3.0		1.3

Consolidated operating margin	6.6%	3.3%		3.3%	7.1%	5.9%		1.2%

nm = not meaningful

The following summarizes the number of individuals served, by major market segment and funding arrangement, as of June 30, 2009 and 2008:

(in thousands, except percentages)	2009	2008	Increase (Decrease) 2009 vs. 2008
Commercial risk-based	9,655	10,490	(835)	(8)%
Commercial fee-based	15,375	16,000	(625)	(4)

Total commercial	25,030	26,490	(1,460)	(6)

Medicare Advantage	1,740	1,455	285	20
Medicaid	2,750	2,255	495	22
Standardized Medicare supplement	2,625	2,475	150	6

Total Public and Senior	7,115	6,185	930	15

Total Health Care Services medical benefits	32,145	32,675	(530)	(2)%

Health Care Services

The revenue growth in Health Care Services for the three and six months ended June 30, 2009 was primarily due to premium rate increases and growth in the number of individuals served by our public and senior markets businesses, partially offset by a decline in individuals served through commercial products and a decrease in investment and other income. UnitedHealthcare revenues of $10.3 billion and $20.6 billion for the three and six months ended June 30, 2009, respectively, were essentially flat compared to the comparable 2008 periods as the reduction in consumers served was offset by premium rate increases. Ovations revenues of $8.0 billion and $16.4 billion for the three and six months ended June 30, 2009, respectively, increased over the comparable 2008 periods by $928 million, or 13%, and $1.9 billion, or 13%. The increases were primarily due to an increase in individuals served through Medicare Part D, Medicare Advantage and standardized Medicare Supplement offerings, as well as premium rate increases. AmeriChoice generated revenues of $2.0 billion and $4.0 billion for the three and six months ended June 30, 2009, respectively, an increase of $632 million, or 45%, and $1.3 billion, or 51%, over the comparable 2008 periods, primarily due to the impact of a 2008 acquisition, an increase in the number of individuals served by Medicaid plans and premium rate increases.

The decreases in Health Care Services earnings from operations for the three and six months ended June 30, 2009 over the comparable 2008 periods were primarily due to the three and six month year-over-year decreases in investment and other income for this reporting segment of $78 million and $190 million, respectively. The UnitedHealthcare medical care ratio increased to 84.2% from 83.8% for the three months ended June 30, 2009 and 2008, respectively, largely due to elevated medical costs related to the H1N1 influenza virus. The UnitedHealthcare medical care ratio for the six months ended June 30, 2009 and 2008 decreased to 82.8% from 83.2%, respectively, primarily due to the net favorable change in prior period reserve development as well as the impact of Leap Year in 2008. Health Care Services’ operating margins for the three and six months ended June 30, 2009 decreased from the comparable 2008 operating margins due to decreases in investment income and the growth in comparatively lower margin public and senior markets businesses.

OptumHealth

Increased revenues in OptumHealth for the three and six months ended June 30, 2009 were driven by new business development in large scale care and behavioral health programs for state clients and increased sales of benefits and services to existing clients, offset by a decline in individuals served through commercial products. As of June 30, 2009, OptumHealth provided services to approximately 58 million consumers.

Earnings from operations and operating margins for the three and six months ended June 30, 2009 decreased due to the decrease in membership described above, the cost of an increase in the usage of dental services, a reduction of investment and other income and a higher mix of lower margin public sector business.

Ingenix

Improvements in Ingenix revenues and earnings from operations for the three and six months ended June 30, 2009 were primarily due to the impact of new internal service offerings and the effect of 2008 acquisitions. The increases in operating margins for the three and six months ended June 30, 2009 were primarily due to operating leverage from revenue growth coupled with effective cost management.

Prescription Solutions

The increased Prescription Solutions revenues for the three and six months ended June 30, 2009 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our Ovations business. Intersegment revenues eliminated in consolidation were $3.1 billion and $6.2 billion for the three and six months ended June 30, 2009, respectively. The comparable eliminations for the three and six months ended June 30, 2008 were $2.8 billion and $5.6 billion, respectively.

Prescription Solutions earnings from operations for the three and six months ended June 30, 2009 increased primarily due to prescription volume growth, improved drug purchasing, gains in mail service drug fulfillment and a continuing favorable mix shift to generic pharmaceuticals.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Liquidity and Financial Condition

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which focuses on preservation of capital, diversification and portfolio duration. It also generally governs return objectives, regulatory limitations, tax implications and risk tolerances. Cash in excess of the capital needs of our regulated entities is paid to their non-regulated parent companies, typically in the form of dividends, for general corporate use, when and as permitted by applicable regulations.

Our non-regulated businesses also generate significant cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of our committed credit facility, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses by making capital expenditures, expanding our services through business acquisitions, repaying debt and/or repurchasing shares of our common stock, depending on market conditions.

Cash flows generated from operating activities are principally from net earnings, prior to depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic and customer diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future expected health care costs.

A summary of our major sources and uses of cash is reflected in the table below:

	Six Months Ended June 30,
(in millions)	2009	2008
Sources of cash:
Cash provided by operating activities	$1,604	$880
Sales of investments	2,635	3,746
Maturities of investments	1,296	1,866
Issuance of long-term debt	—	2,981
Interest rate swap termination	513	—
Other	884	943

Total sources of cash	6,932	10,416

Uses of cash:
Purchases of investments	(3,710)	(6,555)
Cash paid for acquisitions, net of cash assumed	(400)	(3,897)
Retirement of long-term debt	(900)	(500)
Common stock repurchases	(1,504)	(2,052)
Other	(597)	(1,004)

Total uses of cash	(7,111)	(14,008)

Net decrease in cash	$(179)	$(3,592)

Cash flows from operating activities increased $724 million, or 82%, year-over-year for the six months ended June 30, 2009, primarily due to the increase in net earnings and the increase in medical payables driven by membership growth in risk-based products in the public and senior markets businesses. Additionally, less taxes were paid in 2009 due to tax law changes which took effect in 2008. The first six months of 2008 included 2007 taxes due under the prior tax law, while the 2009 payment did not include prior year amounts.

Cash flows used for investing activities decreased $4.6 billion, or 90%, year-over-year for the six months ended June 30, 2009 primarily due to acquisitions completed in the first six months of 2008 and decreases in the usage of cash in 2009 for purchases of investments which more than offset the 2009 decreases in sales and maturities of investments.

Cash flows used for financing activities were $1.3 billion compared to cash flows from financing activities of $598 million for the six months ended June 30, 2009 and 2008, respectively. The change in cash flows was primarily due to the issuance of long-term debt in 2008 which was partially offset by decreases in common stock repurchases in 2009 and the 2009 proceeds from our terminated interest rate swap contracts.

As of June 30, 2009, our cash, cash equivalent and available-for-sale investment balances of $21.1 billion included $7.2 billion of cash and cash equivalents, $13.4 billion of debt securities and $498 million of equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if the investment was sold at the measurement date. Other sources of liquidity, primarily from operating cash flows, reduce the need to sell investments in adverse markets. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a relatively short average duration and a weighted average credit rating of “AA” as of June 30, 2009. Included in the debt securities balance were $3.2 billion of state and municipal obligations that are guaranteed by third parties. The securities are guaranteed by a number of different guarantors, and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted average credit rating of these securities both with and without the guarantee is “AA” as of June 30, 2009 for the securities for which such information is available.

Commercial Paper. Commercial paper consists of senior unsecured debt sold on a discounted basis with maturities of up to 270 days. As of June 30, 2009, we had $60 million of outstanding commercial paper with interest rates ranging from 0.9% to 1.0%. This range in rates reflects decreases in the market rates for Tier-2 credit-rated commercial paper.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market. For the six months ended June 30, 2009, we repurchased 64.1 million shares at an average price of approximately $23 per share and an aggregate cost of $1.5 billion. As of June 30, 2009, we had Board of Directors’ authorization to purchase up to an additional 38.8 million shares of our common stock.

Capital Resources

As of June 30, 2009 and December 31, 2008, we had commercial paper and long-term debt outstanding of $11.7 billion and $12.8 billion, respectively.

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

Cash, Cash Equivalents and Investments. We maintained a highly liquid position, with cash, cash equivalents and investments of $21.3 billion as of June 30, 2009. As further described under “Dividend Restrictions,” many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. As of June 30, 2009, $665 million of our $21.3 billion of cash and investments was held by non-regulated subsidiaries and was available for general corporate use.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unlimited amount of debt securities.

Credit Ratings. Our credit ratings at June 30, 2009 were as follows:

	Moody’s		Standard & Poor’s		Fitch
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Negative	A-	Negative
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a

Debt Covenants. Our debt arrangements and credit facilities contain various covenants, the most restrictive of which require us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, was 35.2% and 38.1% as of June 30, 2009 and December 31, 2008, respectively. We were in compliance with the requirements of all debt covenants as of June 30, 2009.

Bank Credit Facilities. In November 2008, we entered into a $750 million 364-day revolving bank credit facility. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. At June 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 1.7% to 2.1%. As of June 30, 2009, we had no amounts outstanding under this credit facility and based upon current and expected liquidity and cash flows, we terminated this revolving credit facility in advance of maturity on July 31, 2009.

In May 2007, we amended and restated our $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this credit facility which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. At June 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.5% to 1.4%. This credit facility supports our commercial paper program and is available for general working capital purposes. As of June 30, 2009, we had no amounts outstanding under this credit facility.

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

In 2009, based on the 2008 statutory net income and statutory capital and surplus levels, the maximum amount of dividends which could be paid without prior regulatory approval is $3.1 billion, of which our regulated subsidiaries have paid their parent companies dividends of $1.4 billion through June 30, 2009. In 2008, the maximum amount of dividends which could be paid without prior regulatory approval was $3.0 billion. For the year ended December 31, 2008, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $1.2 billion of extraordinary dividends approved by state insurance regulators.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2008 was disclosed in our 2008 10-K. During the six months ended June 30, 2009, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, we did not have ownership interests in or structure off-balance sheet arrangements with SPEs.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2008 10-K. As of June 30, 2009, our critical accounting policies have not changed from those described in our 2008 10-K except as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements relating to recently adopted accounting standards. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2008 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2009, we had an aggregate $2 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of June 30, 2009, there were no other significant concentrations of credit risk.

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

As of June 30, 2009, $7.2 billion of our financial investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $810 million of our debt as of June 30, 2009 was at interest rates that vary with market rates.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of June 30, 2009, $13.6 billion of our investments were fixed-rate debt securities and $10.9 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we may enter into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. The differential between the fixed rates received and the variable rates paid is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. In January 2009, we terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates. Additional information on our derivative financial instruments is included in Note 7 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of June 30, 2009 on our investment income and interest expense per annum and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$145	$16	$(1,063)	$(1,091)
1%	72	8	(541)	(580)
(1)%	(22)	(8)	541	668
(2)%	nm	(10)	1,079	1,447

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of June 30, 2009, the assumed hypothetical change in interest rates has been floored at zero and does not reflect the full 1% point reduction in interest income or 2% point reduction for interest expense.

As of June 30, 2009, we had $498 million of equity securities and venture capital funds, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 13 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the SEC (2008 10-K), which could materially affect our business, financial condition or future results. The risks described in our 2008 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

Second Quarter 2009

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 30, 2009	2,571,710		$22.94	2,571,710	67,946,731
May 31, 2009	13,727,480	(b)	$26.24	13,724,781	54,221,950
June 30, 2009	15,443,888	(c)	$25.73	15,397,305	38,824,645

Total	31,743,078		$25.73	31,693,796

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In October 2007, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 210 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 13,724,781 shares of our common stock repurchased during the period, and 2,699 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 15,397,305 shares of our common stock repurchased during the period, and 46,583 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders (the Annual Meeting) of the Company was held on June 2, 2009. The shareholders of record of our common stock at the close of business on April 3, 2009 were entitled to vote at the Annual Meeting. At the close of business on April 3, 2009, there were 1,181,338,477 shares of our common stock outstanding. At the Annual Meeting, holders of 1,046,032,576 shares of our common stock were represented in person or by proxy. Our shareholders voted on the following matters at the Annual Meeting:

1.	Election of Directors. The nine directors elected at the Annual Meeting were:

Director Nominee	For	Against	Abstain
William C. Ballard, Jr.	949,227,709	95,518,667	1,286,200
Richard T. Burke	982,938,049	61,874,032	1,220,495
Robert J. Darretta	1,033,604,590	10,974,595	1,453,391
Stephen J. Hemsley	1,004,034,941	40,771,690	1,225,945
Michele J. Hooper	1,003,508,277	41,082,107	1,442,192
Douglas W. Leatherdale	953,524,943	91,160,545	1,347,088
Glenn M. Renwick	1,018,601,779	25,947,419	1,483,378
Kenneth I. Shine, M.D.	1,031,701,140	12,968,671	1,362,765
Gail R. Wilensky, Ph.D.	939,787,473	104,928,554	1,316,549

2.	Ratification of the Appointment of Deloitte & Touche, LLP. The appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 was ratified as follows:

For	Against	Abstain
994,119,164	50,329,505	1,583,907

3.	Shareholder Proposal. The shareholder proposal was not approved as follows:

Description	For	Against	Abstain	Broker Non-Votes
Proposal concerning advisory vote on executive compensation	371,633,351	541,671,219	51,301,571	81,426,435

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective as of July 1, 2009

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 6, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: August 6, 2009

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: August 6, 2009

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: August 6, 2009

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Third Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective as of July 1, 2009

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 6, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long term debt are not filed. The Company will furnish copies thereof to the SEC upon request.