Form 10-Q
period 2009-09-30
UNITEDHEALTH GROUP INC
filed 2009-11-03
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 27, 2009, there were 1,162,016,644 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,535	$7,426
Short-term investments	966	783
Accounts receivable, net	1,957	1,929
Assets under management	2,339	2,199
Deferred income taxes	415	424
Other current receivables	1,617	1,715
Prepaid expenses and other current assets	475	514

Total current assets	17,304	14,990

Long-term investments	13,231	13,366
Property, equipment and capitalized software, net	2,054	2,181
Goodwill	20,362	20,088
Other intangible assets, net	2,330	2,329
Other assets	2,168	2,861

Total assets	$57,449	$55,815

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,292	$8,664
Accounts payable and accrued liabilities	6,057	5,685
Other policy liabilities	2,845	2,823
Commercial paper and current maturities of long-term debt	500	1,456
Unearned revenues	1,051	1,133

Total current liabilities	19,745	19,761

Long-term debt, less current maturities	10,690	11,338
Future policy benefits	2,307	2,286
Deferred income taxes and other liabilities	1,809	1,650

Total liabilities	34,551	35,035

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value — 3,000 shares authorized; 1,153 and 1,201 issued and outstanding	12	12
Additional paid-in capital	81	38
Retained earnings	22,476	20,782
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax effects	349	(30)
Foreign currency translation losses	(20)	(22)

Total shareholders’ equity	22,898	20,780

Total liabilities and shareholders’ equity	$57,449	$55,815

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2009	2008	2009	2008
Revenues:
Premiums	$19,729	$18,294	$59,586	$55,027
Services	1,336	1,287	3,939	3,857
Products	490	432	1,378	1,186
Investment and other income	140	143	451	662

Total revenues	21,695	20,156	65,354	60,732

Operating costs:
Medical costs	16,171	14,943	49,248	45,344
Operating costs	3,156	2,974	9,321	9,617
Cost of products sold	442	387	1,268	1,065
Depreciation and amortization	250	254	733	722

Total operating costs	20,019	18,558	60,570	56,748

Earnings from operations	1,676	1,598	4,784	3,984
Interest expense	(137)	(166)	(407)	(484)

Earnings before income taxes	1,539	1,432	4,377	3,500
Provision for income taxes	(504)	(512)	(1,499)	(1,249)

Net earnings	$1,035	$920	$2,878	$2,251

Basic net earnings per common share	$0.90	$0.76	$2.45	$1.85

Diluted net earnings per common share	$0.89	$0.75	$2.43	$1.80

Basic weighted-average number of common shares outstanding	1,153	1,204	1,173	1,220
Dilutive effect of common stock equivalents	11	23	11	30

Diluted weighted-average number of common shares outstanding	1,164	1,227	1,184	1,250

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	110	107	115	83

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2009	2008
Operating activities
Net earnings	$2,878	$2,251
Noncash items:
Depreciation and amortization	733	722
Deferred income taxes	6	(82)
Share-based compensation	259	231
Other	14	(155)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	27	(167)
Other assets	(158)	(40)
Medical costs payable	514	70
Accounts payable and other liabilities	227	24
Other policy liabilities	(73)	(146)
Unearned revenues	(82)	(71)

Cash flows from operating activities	4,345	2,637

Investing activities
Cash paid for acquisitions, net of cash assumed	(402)	(3,945)
Cash received from disposition	—	185
Purchases of property, equipment and capitalized software	(483)	(598)
Purchases of investments	(4,861)	(8,368)
Sales of investments	3,516	4,932
Maturities of investments	2,116	2,444

Cash flows used for investing activities	(114)	(5,350)

Financing activities
Repayments of commercial paper, net	(99)	(860)
Proceeds from issuance of long-term debt	—	2,981
Payments for retirement of long-term debt	(1,350)	(500)
Proceeds from interest rate swap termination	513	—
Common stock repurchases	(1,568)	(2,505)
Proceeds from common stock issuances	247	176
Share-based compensation excess tax benefit	34	15
Customer funds administered	402	291
Dividends paid	(36)	(37)
Checks outstanding	(236)	—
Other	(29)	368

Cash flows used for financing activities	(2,122)	(71)

Increase (decrease) in cash and cash equivalents	2,109	(2,784)
Cash and cash equivalents, beginning of period	7,426	8,865

Cash and cash equivalents, end of period	$9,535	$6,081

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (the Company). The Company has eliminated intercompany balances and transactions. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the SEC (2008 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.

The Company has evaluated subsequent events through November 3, 2009, the date this Form 10-Q was filed with the SEC. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

Recent Accounting Standards

Recently Adopted Accounting Standards. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” The new standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative upon adoption. The new guidance became effective for the Company’s third quarter of 2009. Since the new standard did not change U.S. GAAP, there was no change to the Company’s Condensed Consolidated Financial Statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

In April 2009, the FASB issued new investment impairment guidance now codified in ASC Topic No. 320, “Investments — Debt and Equity Securities.” The guidance requires companies to evaluate investments in debt securities for impairment considering a company’s intent to sell the security or the likelihood that it will be

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

required to sell the security before recovery of the entire amortized cost basis or maturity of the security. If a company either intends to sell or determines it will more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the security, the entire impairment must be recognized in earnings. If a company does not intend to sell the security and determines it will not more likely than not be required to sell the security but does not expect to recover the entire amortized cost basis, the impairment must be bifurcated into the amount attributed to the credit loss, which must be recognized in earnings, and all other causes, which must be recognized in other comprehensive income. The Company adopted the provisions of the new guidance on April 1, 2009, and applied the provisions to all debt securities within the scope of the guidance. The Company’s Condensed Consolidated Financial Statements were not impacted by this adoption as the Company did not have any previously realized impairments that were required to be reclassified to other comprehensive income upon adoption.

The Company adopted the provisions of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (ASC 820) as of January 1, 2008 for fair value measurements of certain financial assets and liabilities and for non-financial assets and liabilities measured at fair value on at least an annual basis. The provisions were adopted for non-financial assets and liabilities not measured at fair value on at least an annual basis as of January 1, 2009. These provisions define fair value, establish a framework for measuring fair value, and expand disclosure requirements. In April 2009, the FASB issued additional guidance in ASC 820 establishing a two-step approach for determining whether a market is not active and, if so, whether a transaction is not orderly. The Company adopted these provisions on April 1, 2009, and applied them prospectively. The adoption of the two-step approach did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, ASC Topic No. 825, “Financial Instruments” establishes additional disclosure requirements of fair values for certain financial instruments in interim financial statements. The Company adopted these provisions on April 1, 2009, and applied them prospectively. See Note 3 of Notes to the Condensed Consolidated Financial Statements for these interim fair value disclosures.

In December 2007, the FASB issued guidance codified into ASC Topic No. 805, “Business Combinations,” which replaced previous business combination accounting guidance. The new guidance revises how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance as amended includes recognition provisions for assets acquired and liabilities assumed that arise from contingencies and the treatment of contingent purchase price. It also requires additional disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the new guidance on January 1, 2009, and applied the provisions prospectively to all new acquisitions closing on or after that date. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167); the guidance in FAS 167 has not been codified as of the filing date of these Condensed Consolidated Financial

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statements. The new guidance amends the consolidation guidance to require companies to perform a qualitative assessment to determine which variable interest holder in a variable interest entity (VIE) is the primary beneficiary and therefore required to consolidate the VIE. The new guidance also amends the reconsideration guidance to require companies to continually reconsider their conclusion regarding which variable interest holder is the primary beneficiary. The guidance is effective for the Company’s fiscal year 2010. The Company is currently evaluating the impact of the provisions of FAS 167.

2.    Cash, Cash Equivalents and Investments

The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments, by type, were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Cash and cash equivalents	$9,535	$—	$—	$9,535
Debt securities — available-for-sale:
U.S. government and direct agency obligations	1,233	17	(3)	1,247
State and municipal obligations	6,093	321	(3)	6,411
Corporate obligations	3,048	155	(7)	3,196
U.S. agency mortgage-backed securities	1,933	79	—	2,012
Non-U.S. agency mortgage-backed securities	563	9	(11)	561

Total debt securities — available-for-sale	12,870	581	(24)	13,427

Equity securities — available-for-sale	571	12	(13)	570
Debt securities — held-to-maturity:
U.S. government and direct agency obligations	158	5	—	163
State and municipal obligations	18	—	—	18
Corporate obligations	24	—	—	24

Total debt securities — held-to-maturity	200	5	—	205

Total cash, cash equivalents and investments	$23,176	$598	$(37)	$23,737

December 31, 2008
Cash and cash equivalents	$7,426	$—	$—	$7,426
Debt securities — available-for-sale:
U.S. government and direct agency obligations	1,276	65	(2)	1,339
State and municipal obligations	6,440	134	(90)	6,484
Corporate obligations	2,802	33	(132)	2,703
U.S. agency mortgage-backed securities	2,245	62	—	2,307
Non-U.S. agency mortgage-backed securities	744	—	(105)	639

Total debt securities — available-for-sale	13,507	294	(329)	13,472

Equity securities — available-for-sale	489	8	(20)	477
Debt securities — held-to-maturity:
U.S. government and direct agency obligations	157	10	—	167
State and municipal obligations	19	—	—	19
Corporate obligations	24	—	—	24

Total debt securities — held-to-maturity	200	10	—	210

Total cash, cash equivalents and investments	$21,622	$312	$(349)	$21,585

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Included in the Company’s investment portfolio were sub-prime home equity lines of credit with fair values of $10 million and $25 million as of September 30, 2009 and December 31, 2008, respectively. Also included were Alt-A securities with fair values of $27 million and $36 million as of September 30, 2009 and December 31, 2008, respectively.

The fair value of the Company’s mortgage-backed securities by credit rating and non-U.S. agency mortgage-backed securities by origination as of September 30, 2009 were as follows:

(in millions)	AAA	AA	A	BBB	Non- Investment Grade	Total Fair Value
2007	$70	$—	$1	$8	$4	$83
2006	122	1	5	—	24	152
2005	130	4	2	5	11	152
Pre-2005	171	—	1	1	1	174
U.S agency mortgage-backed securities	2,012	—	—	—	—	2,012

Total	$2,505	$5	$9	$14	$40	$2,573

The amortized cost and fair value of available-for-sale debt securities as of September 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,064	$1,074
Due after one year through five years	4,250	4,451
Due after five years through ten years	2,778	2,926
Due after ten years	2,282	2,403
U.S. agency mortgage-backed securities	1,933	2,012
Non-U.S. agency mortgage-backed securities	563	561

Total debt securities — available-for-sale	$12,870	$13,427

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$75	$76
Due after one year through five years	88	90
Due after five years through ten years	27	28
Due after ten years	10	11

Total debt securities — held-to-maturity	$200	$205

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows (a):

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009
Debt securities — available-for-sale:
U.S. government and direct agency obligations	$209	$(3)	$—	$—	$209	$(3)
State and municipal obligations	35	(1)	120	(2)	155	(3)
Corporate obligations	126	(1)	138	(6)	264	(7)
U.S. agency mortgage-backed securities	54	—	2	—	56	—
Non-U.S. agency mortgage-backed securities	76	(1)	221	(10)	297	(11)

Total debt securities — available-for-sale	$500	$(6)	$481	$(18)	$981	$(24)

Equity securities — available-for-sale	$192	$(13)	$—	$—	$192	$(13)

December 31, 2008
Debt securities — available-for-sale:
U.S. government and direct agency obligations	$72	$(2)	$—	$—	$72	$(2)
State and municipal obligations	1,414	(65)	113	(25)	1,527	(90)
Corporate obligations	1,543	(97)	179	(35)	1,722	(132)
U.S. agency mortgage-backed securities	17	—	5	—	22	—
Non-U.S. agency mortgage-backed securities	529	(83)	88	(22)	617	(105)

Total debt securities — available-for-sale	$3,575	$(247)	$385	$(82)	$3,960	$(329)

Equity securities — available-for-sale	$195	$(20)	$—	$—	$195	$(20)

(a)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. government or agency obligations. Additionally, the fair values of these investments approximate their amortized cost.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s mortgage-backed securities in an unrealized loss position by credit rating distribution were as follows:

	September 30, 2009		December 31, 2008
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AAA	$331	$(11)	$624	$(105)
AA	7	—	1	—
A	—	—	—	—
BBB	12	—	13	—
Non-investment grade	3	—	1	—

Total	$353	$(11)	$639	$(105)

The unrealized losses as of September 30, 2009 were generated from approximately 900 positions out of a total of approximately 12,000 positions. The Company believes that it will collect all principal and interest due on all investments that have an amortized cost in excess of fair value. The unrealized losses on investments in U.S. government and direct agency obligations, state and municipal obligations and corporate obligations as of September 30, 2009 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The contractual cash flows of the U.S. government and direct agency obligations are either guaranteed by the U.S. government or an agency of the U.S. government. The Company expects that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of September 30, 2009 were primarily caused by higher interest rates in the marketplace, reflecting the higher perceived risk assigned by fixed-income investors to commercial mortgage-backed securities (CMBS). These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of September 30, 2009. The Company believes these losses to be temporary. Approximately 94% of the Company’s mortgage-backed securities in an unrealized loss position as of September 30, 2009 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of September 30, 2009, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of September 30, 2009, the Company’s holdings of non-U.S. agency mortgage-backed securities included $11 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value and represented less than 1% of the Company’s total mortgage-backed security holdings as of September 30, 2009.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net realized gains, before taxes, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Total OTTI	$(18)	$(53)	$(56)	$(59)
Portion of loss recognized in other comprehensive income	—	n/a	—	n/a

Net OTTI recognized in earnings	(18)	(53)	(56)	(59)
Gross realized losses from sales	(9)	(26)	(38)	(35)
Gross realized gains from sales	27	34	100	152

Net realized (losses) gains	$—	$(45)	$6	$58

When evaluating a debt security for OTTI, the Company analyzes relevant factors including the length of time and extent to which fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and whether the Company has the intent to sell or if it is more likely than not it will be required to sell a security before there is sufficient time to recover the Company’s amortized cost. When the Company intends to sell or it is more likely than not it will be required to sell a security before recovery of its entire amortized cost, it records the full difference between fair value and amortized cost in earnings. When the Company does not have the intent to sell or it is not more likely than not it will be required to sell a security, and it does not expect to receive all amounts due contractually, it bifurcates the loss between a credit component, which is recorded in earnings, and all other causes, which are recorded in other comprehensive income. The credit component is defined as the difference between the amortized cost basis of the debt security and the net present value of its projected future cash flows. For the three and nine months ended September 30, 2009, all of the recorded OTTI resulted from the Company’s intent to sell certain impaired securities.

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2009
Cash and cash equivalents	$8,267	$1,268	$—	$9,535
Debt securities — available-for-sale:
U.S. government and direct agency obligations	730	517	—	1,247
State and municipal obligations	—	6,411	—	6,411
Corporate obligations	13	3,140	43	3,196
U.S. agency mortgage-backed securities	—	2,012	—	2,012
Non-U.S. agency mortgage-backed securities	—	550	11	561

Total debt securities — available-for-sale	743	12,630	54	13,427
Equity securities — available-for-sale	259	2	309	570

Total cash, cash equivalents and investments at fair value	$9,269	$13,900	$363	$23,532

Percentage of total fair value	39%	59%	2%	100%

December 31, 2008
Cash and cash equivalents	$6,564	$862	$—	$7,426
Debt securities — available-for-sale:
U.S. government and direct agency obligations	800	539	—	1,339
State and municipal obligations	—	6,484	—	6,484
Corporate obligations	7	2,650	46	2,703
U.S. agency mortgage-backed securities	—	2,307	—	2,307
Non-U.S. agency mortgage-backed securities	—	623	16	639

Total debt securities — available-for-sale	807	12,603	62	13,472
Equity securities — available-for-sale	170	3	304	477

Total cash, cash equivalents and investments at fair value	7,541	13,468	366	21,375
Interest rate swaps	—	622	—	622

Total assets at fair value	$7,541	$14,090	$366	$21,997

Percentage of total fair value	34%	64%	2%	100%

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $284 million as of September 30, 2009. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable: transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $25 million consist of preferred stock for which there is no active market.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps were estimated using the terms of the swaps and publicly available market yield curves. Because the swaps were unique and were not actively traded, the fair values were classified as Level 2 estimates. As of September 30, 2009, the Company had no outstanding interest rate swap contracts.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Balance at beginning of period	$369	$415	$366	$133
Purchases, net	1	14	4	221
Net unrealized gains in accumulated other comprehensive income	7	—	12	10
Net realized losses in investment and other income	(14)	(2)	(19)	(3)
Transfers into Level 3	—	3	—	69

Balance at end of period	$363	$430	$363	$430

There were no significant fair value adjustments recorded during the three and nine months ended September 30, 2009 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2009		December 31, 2008
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$13,427	$13,427	$13,472	$13,472
Equity securities — available-for-sale	570	570	477	477
Debt securities — held-to-maturity	200	205	200	210
AARP Program-related investments	2,078	2,078	1,941	1,941
Interest rate swaps	—	—	622	622

Liabilities
Senior unsecured notes	11,190	11,244	12,693	10,941

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other current receivables, unearned revenue, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2009		December 31, 2008
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$61	$—	$349	$19
Other policy liabilities	—	62	—	—

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues,

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

but rather are accounted for as deposits in Other Policy Liabilities in the Condensed Consolidated Balance Sheets. As of both September 30, 2009 and December 31, 2008, the amounts received for these subsidies were insufficient to cover the costs incurred for these contract elements, therefore; the Company recorded a receivable in Other Current Receivables in the Condensed Consolidated Balance Sheets.

Premiums from CMS are subject to risk-sharing provisions based on a comparison of the Company’s original estimates of prescription drug costs and the actual costs incurred. Variances may result in CMS making additional payments to the Company or require the Company to remit funds to CMS subsequent to the end of the year. The Company records risk-share adjustments to premium revenue and Other Policy Liabilities or Other Current Receivables in the Condensed Consolidated Balance Sheets.

5.    Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2008	$17,044	$1,152	$1,052	$840	$20,088
Acquisitions	—	—	259	—	259
Subsequent Payments and Adjustments, net (a)	52	(34)	(3)	—	15

Balance at September 30, 2009	$17,096	$1,118	$1,308	$840	$20,362

(a)	Includes transfers of business and related goodwill between reporting segments.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

For the three months ended September 30, 2009, there was $100 million of net favorable medical cost development related to prior fiscal years and $90 million of net favorable medical cost development related to the first half of 2009. For the three months ended September 30, 2008, there was $10 million of net favorable medical cost development related to prior fiscal years and $120 million related to the first half of 2008. For the nine months ended September 30, 2009 and 2008, medical costs included $300 million and $210 million, respectively, of net favorable medical cost development related to prior fiscal years. None of the factors discussed above were individually material to the net favorable medical cost development in the three and nine months ended September 30, 2009 and 2008.

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	September 30, 2009		December 31, 2008
(in millions)	Carrying Value (a)	Fair Value (b)	Carrying Value (c)	Fair Value (b)
Commercial paper	$—	$—	$101	$101
$250 million par, 3.8% senior unsecured notes due February 2009	—	—	250	250
$650 million par, senior unsecured floating-rate notes due March 2009	—	—	650	644
$450 million par, 4.1% senior unsecured notes due August 2009	—	—	455	442
$500 million par, senior unsecured floating-rate notes due June 2010	500	498	500	450
$250 million par, 5.1% senior unsecured notes due November 2010	258	258	263	245
$250 million par, senior unsecured floating-rate notes due February 2011	250	250	250	219
$750 million par, 5.3% senior unsecured notes due March 2011	788	779	806	705
$450 million par, 5.5% senior unsecured notes due November 2012	483	482	493	410
$550 million par, 4.9% senior unsecured notes due February 2013	549	572	549	513
$450 million par, 4.9% senior unsecured notes due April 2013	465	468	473	419
$250 million par, 4.8% senior unsecured notes due February 2014	269	256	280	221
$500 million par, 5.0% senior unsecured notes due August 2014	542	518	567	460
$500 million par, 4.9% senior unsecured notes due March 2015	546	515	567	429
$750 million par, 5.4% senior unsecured notes due March 2016	850	761	883	661
$95 million par, 5.4% senior unsecured notes due November 2016	95	93	95	84
$500 million par, 6.0% senior unsecured notes due June 2017	589	522	620	450
$250 million par, 6.0% senior unsecured notes due November 2017	286	261	297	223
$1,100 million par, 6.0% senior unsecured notes due February 2018	1,099	1,156	1,098	1,015
$1,095 million par, zero coupon senior unsecured notes due November 2022	551	600	530	522
$850 million par, 5.8% senior unsecured notes due March 2036	844	824	844	648
$500 million par, 6.5% senior unsecured notes due June 2037	495	520	495	420
$650 million par, 6.6% senior unsecured notes due November 2037	645	695	645	548
$1,100 million par, 6.9% senior unsecured notes due February 2038	1,086	1,216	1,083	963

Total commercial paper and long-term debt	11,190	11,244	12,794	11,042
Less commercial paper and current maturities of long-term debt	(500)	(498)	(1,456)	(1,437)

Long-term debt, less current maturities	$10,690	$10,746	$11,338	$9,605

(a)	The carrying value of the debt has been adjusted by the unamortized gain on related interest rate swaps which terminated in January 2009.
(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	The carrying value of debt had been adjusted based upon the applicable interest rate swap fair values in accordance with the fair value hedge short-cut method of accounting.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Bank Credit Facilities

In November 2008, the Company entered into a $750 million 364-day revolving bank credit facility. The Company terminated this facility on July 31, 2009 in advance of its maturity.

In May 2007, the Company amended and restated its $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this facility, which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of September 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.9%. This facility supports the Company’s commercial paper program and is available for general working capital purposes. As of September 30, 2009, the Company had no amounts outstanding under this facility.

Debt Covenants

The Company’s bank credit facility contains various covenants, the most restrictive of which requires the Company to maintain a debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, below 50%. The Company was in compliance with the requirements of all debt covenants as of September 30, 2009.

Interest Rate Swap Contracts

In January 2009, the Company terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates. As of the swap contracts’ termination date, the cumulative adjustment to the carrying value of the Company’s debt was $513 million, which is being amortized over a weighted-average period of 3.5 years as a reduction to interest expense. As of September 30, 2009, the Company had no outstanding interest rate swap contracts. As of December 31, 2008, the fair values of the interest rate swaps were $622 million with $7 million classified in Other Current Assets and $615 million classified in Other Assets.

8.    Income Taxes

For the three and nine months ended September 30, 2009, the Company released tax reserves of $41 million and $47 million, respectively, related to the favorable resolution of various historical state income tax matters. This along with a change to an insurance premium tax in lieu of an income tax in one of the states in which the Company operates resulted in a decreased effective income tax rate for both the three and nine months ended September 30, 2009.

9.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program (Repurchase Program). The objectives of the Repurchase Program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market. During the nine months ended September 30, 2009, the Company repurchased 66.4 million shares at an average price of approximately $24 per share and an aggregate cost of $1.6 billion. As of September 30, 2009, the Company had Board of Directors’ authorization to purchase up to an additional 36.5 million shares of its common stock.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.    Share-Based Compensation and Other Employee Benefit Plans

As of September 30, 2009, the Company had 47.6 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 15.3 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the nine months ended September 30, 2009 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at beginning of period	150,752	$36
Granted	14,704	30
Exercised	(16,783)	13
Forfeited	(6,233)	47

Outstanding at end of period	142,440	$37	5.3	$257

Exercisable at end of period	103,799	$36	4.2	$256

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	2.4%	1.7%-4.0%	1.7%-2.4%	1.7%-4.1%
Expected volatility	46.5%	34.1%	41.3%-46.5%	28.8%
Expected dividend yield	0.1%	0.1%	0.1%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.4	4.3	4.4 - 5.1	4.3

Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Beginning in 2009, the Company changed the weighting of historical and implied volatilities used in the calculation of expected volatility to 90% and 10%, respectively. Before the change the Company had weighted historical and implied volatility equally. Due to the significant economic turbulence and resulting instability of the exchange-traded options throughout 2008, the Company concluded that they were no longer as representative of the fair value of its common stock over the expected life of its options and SARs. The change had no impact on the Company’s reported Net Earnings nor Earnings per Share. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The weighted-average grant date fair value of stock options and SARs granted during the three and nine months ended September 30, 2009 was approximately $10 per share. The weighted-average grant date fair value of stock options and SARs granted during the three and nine months ended September 30, 2008 was approximately $8 and $9 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2009 was $32 million and $247 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2008 was $39 million and $116 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the nine months ended September 30, 2009 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	6,282	$36
Granted	6,401	29
Vested	(1,650)	29
Forfeited	(490)	34

Nonvested at end of period	10,543	$33

The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2009 was approximately $27 per share and $29 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2008 was approximately $27 per share and $35 per share, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2009 was $2 million and $47 million, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2008 was $1 million and $5 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Beginning in 2009, the Company’s equity award program includes a retirement provision that treats all employees who are age 55 or older with at least ten years of recognized employment with the Company as retirement-eligible. For the three and nine months ended September 30, 2009, the Company recognized compensation expense related to its share-based compensation plans of $79 million ($53 million net of tax effects) and $259 million ($174 million net of tax effects), respectively. For the three and nine months ended September 30, 2008, the Company recognized compensation expense of $85 million ($55 million net of tax effects) and $231 million ($153 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2009, there was $552 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.4 years. For the three and nine months ended September 30, 2009, the income tax benefit

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

realized from share-based award exercises was $11 million and $80 million, respectively. For the three and nine months ended September 30, 2008, the income tax benefit realized from share-based award exercises was $12 million and $39 million, respectively.

As further discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital thereby improving returns to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

Other Employee Benefit Plans

The total Supplemental Executive Retirement Plan (SERP) liability as of September 30, 2009 was $20 million, which was recorded in Other Liabilities in the Condensed Consolidated Balance Sheets. The total SERP liability as of December 31, 2008 was $159 million, of which $51 million was recorded in Accounts Payable and Accrued Liabilities and $108 million was recorded in Other Liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2009, the SERP accrual of $91 million relating to the Company’s former CEO was released as a result of the resolution of the SEC settlement pertaining to the stock option matter. See “Legal Matters Relating to Historical Stock Option Practices” in Note 14 of Notes to the Condensed Consolidated Financial Statements for further discussion of stock option matters. In addition, $48 million was paid during the first quarter of 2009 related to a change-in-control provision in a plan assumed from a previous acquisition.

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

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program were $1.5 billion and $4.5 billion for the three and nine months ended September 30, 2009, respectively, and $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2008, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Condensed Consolidated Statement of Operations. The Company believes the RSF balance as of September 30, 2009 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The effects of changes in balance sheet amounts associated with the Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company does not include the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

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

The Company elected to measure the entirety of the AARP Assets Under Management at fair value, pursuant to the fair value option.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2009	December 31, 2008
Accounts receivable	$504	$482
Assets under management	2,339	2,199
Other assets	—	7
Medical costs payable	1,274	1,160
Accounts payable and accrued liabilities	9	52
Other policy liabilities	1,050	1,047
Future policy benefits	460	429
Other liabilities	50	—

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of cash, cash equivalents and investments associated with the Program, included in Assets Under Management, and the fair value of Other Assets and Other Liabilities were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2009
Cash and cash equivalents	$252	$9	$—	$261
Debt securities:
U.S. government and direct agency obligations	283	302	—	585
State and municipal obligations	—	9	—	9
Corporate obligations	—	957	—	957
U.S. agency mortgage-backed securities	—	367	—	367
Non-U.S. agency mortgage-backed securities	—	158	—	158

Total debt securities	283	1,793	—	2,076

Equity securities — available-for-sale	—	2	—	2

Total cash, cash equivalents and investments at fair value	$535	$1,804	$—	$2,339

Other liabilities	$—	$—	$50	$50

Total liabilities at fair value	$—	$—	$50	$50

December 31, 2008
Cash and cash equivalents	$240	$18	$—	$258
Debt securities:
U.S. government and direct agency obligations	291	293	—	584
State and municipal obligations	—	6	—	6
Corporate obligations	—	786	—	786
U.S. agency mortgage-backed securities	—	421	—	421
Non-U.S. agency mortgage-backed securities	—	142	—	142

Total debt securities	291	1,648	—	1,939

Equity securities — available-for-sale	—	2	—	2

Total cash, cash equivalents and investments at fair value	531	1,668	—	2,199

Other assets	—	—	7	7

Total assets at fair value	$531	$1,668	$7	$2,206

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Net earnings	$1,035	$920	$2,878	$2,251
Unrealized holding gains (losses) on investment securities arising during the period, net of tax expense (benefit) of $143, ($98), $226 and ($136), respectively	236	(176)	383	(243)
Reclassification adjustment for net realized losses (gains) included in net earnings, net of tax benefit (expense) of $0, $16, ($2) and ($21), respectively	—	29	(4)	(37)
Foreign currency translation (losses) gains	(1)	—	2	—

Comprehensive income	$1,270	$773	$3,259	$1,971

There were no impairments recognized in other comprehensive income for the three and nine months ended September 30, 2009.

13.    Segment Financial Information

The Company has four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

The following is a description of the types of products and services from which each of the Company’s reporting segments derives its revenues:

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents reporting segment financial information:

(in millions)	Health Care Services	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2009
Revenues — external customers:
Premiums	$19,090	$639	$—	$—	$—	$19,729
Services	976	71	277	12	—	1,336
Products	—	—	23	467	—	490

Total revenues — external customers	20,066	710	300	479	—	21,555

Total revenues — intersegment	—	690	181	3,095	(3,966)	—
Investment and other income	124	15	—	1	—	140

Total revenues	$20,190	$1,415	$481	$3,575	$(3,966)	$21,695

Earnings from operations	$1,244	$172	$64	$196	$—	$1,676

Three Months Ended September 30, 2008
Revenues — external customers:
Premiums	$17,723	$571	$—	$—	$—	$18,294
Services	964	85	228	10	—	1,287
Products	—	—	24	408	—	432

Total revenues — external customers	18,687	656	252	418	—	20,013

Total revenues — intersegment	—	624	131	2,652	(3,407)	—
Investment and other income	128	14	—	1	—	143

Total revenues	$18,815	$1,294	$383	$3,071	$(3,407)	$20,156

Earnings from operations	$1,285	$175	$57	$91	$(10)	$1,598

Nine Months Ended September 30, 2009
Revenues — external customers:
Premiums	$57,797	$1,789	$—	$—	$—	$59,586
Services	2,949	210	746	34	—	3,939
Products	—	—	44	1,334	—	1,378

Total revenues — external customers	60,746	1,999	790	1,368	—	64,903

Total revenues — intersegment	—	2,055	497	9,298	(11,850)	—
Investment and other income	398	49	—	4	—	451

Total revenues	$61,144	$4,103	$1,287	$10,670	$ (11,850)	$65,354

Earnings from operations	$3,638	$472	$172	$502	$—	$4,784

Nine Months Ended September 30, 2008
Revenues — external customers:
Premiums	$53,284	$1,743	$—	$—	$—	$55,027
Services	2,901	241	684	31	—	3,857
Products	—	—	46	1,140	—	1,186

Total revenues — external customers	56,185	1,984	730	1,171	—	60,070

Total revenues — intersegment	—	1,872	396	8,272	(10,540)	—
Investment and other income	592	63	—	7	—	662

Total revenues	$56,777	$3,919	$1,126	$9,450	$(10,540)	$60,732

Earnings from operations	$3,800	$541	$153	$283	$(793)	$3,984

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.    Commitments and Contingencies

Legal Matters

Legal Matters Relating to Historical Stock Option Practices

Regulatory Inquiries. On June 6, 2006, the Company received a Civil Investigative Demand from the Minnesota Attorney General requesting documents from January 1, 1997 to the date of the response concerning the Company’s executive compensation and historical stock option practices. The Company filed an action in Ramsey County Court, State of Minnesota, captioned UnitedHealth Group Incorporated vs. State of Minnesota, by Lori Swanson, Attorney General, seeking a protective order, which was denied. The Company appealed the denial of the protective order to the Minnesota Court of Appeals. On December 4, 2007, the Minnesota Court of Appeals acknowledged limitations on the Minnesota Attorney General’s authority to issue a Civil Investigative Demand, but affirmed the denial of a protective order. On February 27, 2008, the Minnesota Supreme Court declined to review the matter, and the Company has since produced relevant and responsive materials.

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben, and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon dismissal of claims in the derivative actions and resolution of any

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

appeals. Following notice to shareholders, the federal court granted the parties’ motion for final approval of the proposed settlements on July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the parties’ motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, which have been paid by the Company. On July 24, 2009, a shareholder filed a notice of appeal with the U.S. Court of Appeals for the Eighth Circuit indicating his intent to challenge the federal plaintiffs’ counsel’s fee request and award. Federal plaintiffs’ counsel is contesting the appeal.

On May 5, 2006, the first of seven putative class actions alleging a violation of the federal securities laws was brought by an individual shareholder against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. On December 8, 2006, a consolidated amended complaint was filed consolidating the actions into a single action. The action is captioned In re UnitedHealth Group Incorporated PSLRA Litigation. The action was brought by lead plaintiff California Public Employees Retirement System (CalPERS) against the Company and certain of its current and former officers and directors. The consolidated amended complaint alleged that the defendants, in connection with the same alleged course of conduct identified in the shareholder derivative actions described above, made misrepresentations and omissions during the period between January 20, 2005 and May 17, 2006, in press releases and public filings that artificially inflated the price of the Company’s common stock. The consolidated amended complaint also asserted that, during the class period, certain defendants sold shares of the Company’s common stock while in possession of material, non-public information concerning the matters set forth in the complaint. The consolidated amended complaint alleged claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11 and 15 of the 1933 Act. On March 18, 2008, the court granted plaintiffs’ motion for class certification. On July 2, 2008, the Company announced that it had reached an agreement in principle with the lead plaintiff CalPERS and plaintiff class representative Alaska Plumbing and Pipefitting Industry Pension Trust, on behalf of themselves and members of the class, to settle the lawsuit, fully resolving all claims against the Company, all current officers and directors of the Company named in the lawsuit, and certain former officers and directors of the Company named in the lawsuit. No parties would admit any wrongdoing as part of the proposed settlement. Under its terms, the Company paid $895 million into a settlement fund for the benefit of class members. In addition to the payment to the settlement fund, the Company also agreed to supplement the substantial changes it has already implemented in its corporate governance policies with additional changes and enhancements. On November 24, 2008, lead counsel for the plaintiffs filed with the court a stipulation of settlement entered into by all parties to the litigation. On August 11, 2009, following notice to class members, the court gave final approval to the settlement and awarded the plaintiffs’ counsel a fee award of approximately $65 million, to be paid out of the settlement fund. The court entered final judgment on September 23, 2009, and the settlement agreement became effective on October 23, 2009.

On June 6, 2006, a purported class action captioned Zilhaver v. UnitedHealth Group Incorporated was filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. This action alleges that the fiduciaries to the Company-sponsored 401(k) plan violated the Employee Retirement Income Security Act (ERISA) by allowing the plan to continue to hold Company stock. The plaintiffs filed a motion to certify a class consisting of certain participants in the Company’s 401(k) plan. The defendants moved to dismiss the action on June 22, 2007. The court denied the defendants’ motion to dismiss and for partial summary judgment on September 30, 2008. On July 2, 2008, the Company announced it had reached an agreement in principle to resolve this lawsuit. Under the terms of the proposed settlement, the Company paid $17 million into a settlement fund for the benefit of class members, most of which was covered by the Company’s insurance carriers. The proposed settlement will fully resolve all claims

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

against the Company and all of the individual defendants in the action. No parties admit any wrongdoing as part of the proposed settlement. The proposed settlement is subject to final court approval. On January 8, 2009, the court granted preliminary approval of the proposed settlement. A final approval hearing took place on May 8, 2009. On August 20, 2009, the court issued an order granting final approval of the settlement and closed the case.

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

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on ERISA, as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the proposed settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement. The Company will pay a

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

total of $350 million to fund the settlement for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The proposed settlement is subject to preliminary and final court approval. In addition, the Company has the right to terminate the settlement if a certain number of class members elect to opt-out of the settlement. The parties have filed a motion for preliminary approval of the proposed settlement which remains under consideration by the court. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

NYAG Investigation. On February 13, 2008, the Office of the Attorney General of the State of New York (NYAG) announced that it was conducting an industry-wide investigation into out-of-network provider reimbursement practices of health insurers, including the Company, and served the Company with a notice of intent to initiate litigation. On January 13, 2009, the Company announced it had reached an agreement with the NYAG regarding the investigation. Under the terms of the agreement, the Company agreed to pay $50 million to fund a not-for-profit entity to develop and own a new, independent database product to replace the Prevailing Health Charges System (PHCS) and Medical Data Research (MDR) database products owned by Ingenix, Inc. Both products are used by a number of health plans and employers as tools that help determine the amount to reimburse members who receive physician services outside their managed care networks. When the new database product is ready, the Company will cease using the PHCS and MDR databases and will use the new database for a period of at least five years in connection with out-of-network reimbursement in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements. On October 2, 2009, the Company paid the $50 million required under the settlement agreement into an account designated by the NYAG.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Government Regulation

The Company’s business is regulated at federal, state, local and international levels. The laws and rules governing the Company’s business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. State legislatures and Congress continue to focus on health care issues as the subject of proposed legislation. In connection with these activities, the Company periodically receives inquiries and requests for information from state or federal legislative bodies. For instance, during the third quarter of 2009, the Company received requests for information and testimony from Congressional committees in connection with health care reform legislative proposals. The Company is cooperating with these requests. Existing or future laws and rules could force us to change how the Company does business, restrict revenue and enrollment growth, increase the Company’s health care and administrative costs and capital requirements, and increase the Company’s liability in federal and state courts for coverage determinations, contract interpretation and other actions. Further, the Company must obtain and maintain regulatory approvals to market and sell many of its products.

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

For example, in 2008, CMS conducted an inquiry of the Ovations Medicare Advantage and Prescription Drug Plan broker oversight program. In March 2009, CMS asserted certain deficiencies in that program and conducted a follow-up review in July 2009. CMS was satisfied that the Company had adequately addressed their concerns. In the first quarter of 2008, the Office of Inspector General (OIG) completed two concurrent audits of Medicare Part D plan bids. In 2009, the OIG notified the Company that no financial remedies would be recommended. Other examples of audits include a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to ERISA compliance and audits of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers.

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

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. We also generate revenues from services performed for customers that self-insure the medical costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from Ingenix health intelligence and contract research businesses. Product revenues are mainly comprised of products sold by our Prescription Solutions pharmacy benefit management business and sales of Ingenix publishing and software products. We derive investment income primarily from interest earned on our investments in fixed income and debt securities. Our investment income also includes gains or losses when the securities are sold, or other-than-temporarily impaired.

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

Medical costs include estimates of our obligations for medical care services rendered on behalf of insured consumers for which we neither have received nor processed claims, and for liabilities for physician, hospital and other medical cost disputes. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

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

Cash Flows

We generate cash primarily from premiums and investment income, as well as proceeds from the sale or maturity of our investments. Our primary uses of cash are for payments of medical claims, purchases of investments and common stock repurchases. For more information on our cash flows, see “Liquidity and Financial Condition” below.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 16% of U.S. gross domestic product and which has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to rise in the future, based on inflation, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and proposed health care reforms, which could also impact our results of operations.

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for certain of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers, putting pressure on top line growth for our UnitedHealthcare and OptumHealth businesses. This workplace attrition contributed nearly 50% of the 6% decrease in UnitedHealthcare’s commercial membership in the first nine months of 2009, and this attrition trend is expected to continue at a generally elevated level until national employment stabilizes. In contrast, our AmeriChoice business is experiencing increased participation in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. In response to recessionary conditions, the U.S. Federal Reserve has maintained the target federal funds rate at a range of zero to 25 basis points. As of September 30, 2009, our $23.7 billion portfolio of cash and investments is generally composed of high quality securities and cash, and has a relatively short aggregate duration. Changes in federal monetary policy have reduced the level of investment income received from this portfolio on a year-over-year basis.

In total, we believe that economic recessions will slow our revenue growth rate and could impact our operating profitability. We also believe that government funding pressure, coupled with recessionary economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses. For additional discussions regarding how a prolonged economic downturn could affect our business, see “Item 1A. Risk Factors” in Part I of our 2008 10-K, as amended, for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission (SEC) (2008 10-K).

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

Proposed Health Care Reforms and Reimbursement Changes. There is regular discussion of health care reforms at both state and national levels, due to the size of and national interest in the health economy. Currently, the administration and numerous members of the U.S. Congress have proposed substantive changes to the U.S. health care system and expressed their intention to pass health care reform in 2009. Examples of health care reform proposals include policy changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new and potentially significant taxes on health insurers and health care benefits, guaranteed coverage requirements combined with restrictions on our ability to price products based on our underwriting standards, or restructuring the Medicare or Medicaid programs. It is not yet clear what the final proposed legislative changes will be or whether a bill will ultimately pass both houses of Congress and be signed into law. Any health care reforms enacted may be phased in over a number of years, but, if enacted, could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results, financial position and cash flows could be materially adversely affected by such changes.

The administration and various congressional leaders have advanced proposals to reduce payments to private plans offering Medicare Advantage over the intermediate term. Further, Centers for Medicare and Medicaid Services (CMS) implemented a reduction in Medicare Advantage reimbursements of approximately 5% for 2010. We have made a number of operating adjustments in response to these rate reductions. For 2010, we have adjusted members’ benefits and premiums on a selective basis, terminated benefit plans in certain counties, and intensified both our medical and operating cost management. There can be no assurance that we will be able to execute successfully on these or other strategies to address changes in the Medicare Advantage program. The reduction of payments to private plans may also cause declines in the number of seniors participating in Medicare Advantage and the industry-wide revenues and earnings derived from these plans. Our operating results, financial position and cash flows could be materially adversely affected by such declines. If industry-wide Medicare Advantage membership declines, there is likely to be increased demand for Medicare Supplemental insurance and Part D prescription drug coverage, and in both categories Ovations is a market leader.

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

RESULTS SUMMARY

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages and per share data)			Increase (Decrease)				Increase (Decrease)
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues:
Premiums	$19,729	$18,294	$1,435	8%	$59,586	$55,027	$4,559	8%
Services	1,336	1,287	49	4	3,939	3,857	82	2
Products	490	432	58	13	1,378	1,186	192	16
Investment and other income	140	143	(3)	(2)	451	662	(211)	(32)

Total revenues	21,695	20,156	1,539	8	65,354	60,732	4,622	8

Operating costs:
Medical costs	16,171	14,943	1,228	8	49,248	45,344	3,904	9
Medical care ratio	82.0%	81.7%		0.3	82.7%	82.4%		0.3
Operating costs	3,156	2,974	182	6	9,321	9,617	(296)	(3)
Operating cost ratio	14.5%	14.8%		(0.3)	14.3%	15.8%		(1.5)
Cost of products sold	442	387	55	14	1,268	1,065	203	19
Depreciation and amortization	250	254	(4)	(2)	733	722	11	2

Total operating costs	20,019	18,558	1,461	8	60,570	56,748	3,822	7

Earnings from operations	1,676	1,598	78	5	4,784	3,984	800	20
Operating margin	7.7%	7.9%		(0.2)	7.3%	6.6%		0.7
Interest expense	(137)	(166)	(29)	(17)	(407)	(484)	(77)	(16)

Earnings before income taxes	1,539	1,432	107	7	4,377	3,500	877	25
Provision for income taxes	(504)	(512)	(8)	(2)	(1,499)	(1,249)	250	20
Tax rate	32.7%	35.8%		(3.1)	34.2%	35.7%		(1.5)

Net earnings	$1,035	$920	$115	13%	$2,878	$2,251	$627	28%

Diluted net earnings per common share	$0.89	$0.75	$0.14	19%	$2.43	$1.80	$0.63	35%
Return on equity	18.6%	18.7%		(0.1)%	17.7%	15.2%		2.5%
Total people served	70	73	(3)	(4)%

2009 RESULTS OF OPERATIONS COMPARED TO 2008 RESULTS

Consolidated Financial Results

Revenues

Consolidated revenues for the three and nine months ended September 30, 2009 increased primarily due to the increase in premium revenues in the Health Care Services reporting segment.

Premium Revenues. The increases in premium revenues for both the three and nine months ended September 30, 2009 were primarily due to strong organic growth in risk-based offerings in our public and senior markets businesses and premium rate increases in response to growth in underlying medical costs. The effect of 2008 Health Care Services acquisitions also contributed to the increase in premium revenues in the nine months ended September 30, 2009.

Investment and Other Income. The decrease in investment and other income for the nine months ended September 30, 2009 was primarily due to capital market conditions causing lower investment yields and a decrease in net realized gains.

Medical Costs

Medical costs for the three and nine months ended September 30, 2009 increased primarily due to growth in public and senior markets risk-based businesses, elevated medical costs due to the H1N1 influenza virus, medical cost inflation and increased utilization of medical services, which was partially offset by net favorable development in prior period medical costs.

For each period, our operating results include the effects of revisions in medical cost estimates related to all prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended September 30, 2009, there was $100 million of net favorable medical cost development related to prior fiscal years and $90 million of net favorable medical cost development related to the first half of 2009. For the three months ended September 30, 2008, there was $10 million of net favorable medical cost development related to prior fiscal years and $120 million related to the first half of 2008. For the nine months ended September 30, 2009 and 2008, medical costs included $300 and $210 million, respectively, of net favorable medical cost development related to prior fiscal years.

Operating Costs

Operating costs increased for the three months ended September 30, 2009 primarily due to acquired and organic business growth and the increased costs from state insurance assessments levied against premiums, a portion of which is in lieu of state income taxes in one of the states in which we operate. These costs were partially offset by productivity improvements in our underlying cost structure. Operating costs decreased for the nine months ended September 30, 2009 due to certain expenses incurred in 2008 as discussed below, partially offset by the aforementioned items that increased third quarter operating costs and the impact of 2008 acquisitions.

Operating costs for the nine months ended September 30, 2008 included $882 million for settlement of two class action lawsuits related to our historical stock option practices and related legal costs, $50 million related to estimated costs to conclude a legal matter and $46 million for employee severance related to operating cost reduction initiatives and other items, partially offset by a $185 million reduction in operating costs for proceeds from the sale of certain assets and membership in the individual Medicare Advantage business in Nevada in May 2008.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 decreased primarily due to reduced levels in our debt outstanding and lower market interest rates on our floating-rate debt.

Income Tax Rate

Our income tax rates for the three and nine months ended September 30, 2009 decreased primarily due to the favorable resolution of various historical state income tax matters and the change to a premium tax in lieu of an income tax in one of the states in which we operate, which increased operating costs and decreased income taxes.

Reporting Segments

We have four reporting segments:

•	Health Care Services, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

See Note 13 of Notes to the Condensed Consolidated Financial Statements for a description of the types and services from which each of these reporting segments derives its revenues.

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

The following summarizes the operating results of our reporting segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)			Increase (Decrease)				Increase (Decrease)
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues
Health Care Services	$20,190	$18,815	$1,375	7%	$61,144	$56,777	$4,367	8%
OptumHealth	1,415	1,294	121	9	4,103	3,919	184	5
Ingenix	481	383	98	26	1,287	1,126	161	14
Prescription Solutions	3,575	3,071	504	16	10,670	9,450	1,220	13
Eliminations	(3,966)	(3,407)	(559)	nm	(11,850)	(10,540)	(1,310)	nm

Consolidated revenues	$21,695	$20,156	$1,539	8%	$65,354	$60,732	$4,622	8%

Earnings from operations
Health Care Services	$1,244	$1,285	$(41)	(3)%	$3,638	$3,800	$(162)	(4)%
OptumHealth	172	175	(3)	(2)	472	541	(69)	(13)
Ingenix	64	57	7	12	172	153	19	12
Prescription Solutions	196	91	105	115	502	283	219	77
Corporate	—	(10)	10	nm	—	(793)	793	nm

Consolidated earnings from operations	$1,676	$1,598	$78	5%	$4,784	$3,984	$800	20%

Operating margin
Health Care Services	6.2%	6.8%		(0.6)%	5.9%	6.7%		(0.8)%
OptumHealth	12.2	13.5		(1.3)	11.5	13.8		(2.3)
Ingenix	13.3	14.9		(1.6)	13.4	13.6		(0.2)
Prescription Solutions	5.5	3.0		2.5	4.7	3.0		1.7

Consolidated operating margin	7.7%	7.9%		(0.2)%	7.3%	6.6%		0.7%

nm = not meaningful

The following summarizes the number of individuals served, by major market segment and funding arrangement, as of September 30, 2009 and 2008:

(in thousands, except percentages)	2009	2008	Increase (Decrease) 2009 vs. 2008
Commercial risk-based	9,460	10,495	(1,035)	(10)%
Commercial fee-based	15,295	15,975	(680)	(4)

Total commercial	24,755	26,470	(1,715)	(6)

Medicare Advantage	1,770	1,480	290	20
Medicaid	2,795	2,340	455	19
Standardized Medicare supplement	2,660	2,510	150	6

Total Public and Senior	7,225	6,330	895	14

Total Health Care Services medical benefits	31,980	32,800	(820)	(3)%

Health Care Services

The revenue growth in Health Care Services for the three and nine months ended September 30, 2009 was primarily due to premium rate increases and growth in the number of individuals served by our public and senior markets businesses, partially offset by a decline in individuals served through commercial products and a decrease in investment and other income. UnitedHealthcare revenues of $10.1 billion and $30.7 billion for the three and nine months ended September 30, 2009, respectively, were slightly lower than the comparable 2008 periods as the reduction in individuals served was partially offset by premium rate increases. Ovations revenues of $7.9 billion and $24.4 billion for the three and nine months ended September 30, 2009, respectively, increased by $1.2 billion, or 19%, and $3.1 billion, or 15%, respectively. The increases were primarily due to an increase in individuals served through Medicare Part D, Medicare Advantage and standardized Medicare Supplement offerings, as well as premium rate increases. AmeriChoice generated revenues of $2.1 billion and $6.1 billion for the three and nine months ended September 30, 2009, respectively, an increase of $475 million, or 29%, and $1.8 billion, or 43%, respectively over the comparable 2008 periods, primarily due to an increase in the number of individuals served by Medicaid plans and premium rate increases. The year-over-year increase in revenue also includes the full nine-month impact from the Unison acquisition.

The decreases in Health Care Services earnings from operations for the three and nine months ended September 30, 2009 were primarily due to a decrease in commercial business partially offset by the growth in lower margin public and senior markets businesses. The year-over-year decrease in the nine-month earnings from operations was also impacted by the $194 million reduction in investment and other income for this reporting segment. The UnitedHealthcare medical care ratio increased to 84.6% from 83.8% for the three months ended September 30, 2009 and 2008, respectively, largely due to elevated medical costs related to the H1N1 influenza virus and changes in business mix, including a higher proportion of participants receiving care under unemployment-related benefit continuation programs. The UnitedHealthcare medical care ratio for both the nine months ended September 30, 2009 and 2008 was 83.4%. Health Care Services’ operating margins for the three and nine months ended September 30, 2009 decreased due to the factors that decreased earnings from operations as described previously.

OptumHealth

Increased revenues in OptumHealth for the three and nine months ended September 30, 2009 were driven by new business development in large scale care and behavioral health programs for state clients and increased sales of benefits and services to existing clients, offset by a decline in individuals served through commercial products. As of September 30, 2009 and 2008, OptumHealth provided services to approximately 58 million and 60 million consumers, respectively.

Earnings from operations and operating margins for the three and nine months ended September 30, 2009 decreased due to the decrease in membership described above, the cost of an increase in the usage of dental services, and a higher mix of lower margin public sector business. The nine month decreases also resulted from a reduction of investment and other income.

Ingenix

Improvements in Ingenix revenues and earnings from operations for the three and nine months ended September 30, 2009 were primarily due to the impact of improved performance in the payer business, new internal service offerings and the effect of 2009 acquisitions. The decreases in operating margins for the three and nine months ended September 30, 2009 were primarily due to increases in the mix of lower margin business and increased operating costs related to investments in new product development in international offerings.

Prescription Solutions

The increased Prescription Solutions revenues for the three and nine months ended September 30, 2009 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our Ovations business. Intersegment revenues eliminated in consolidation were $3.1 billion and $9.3 billion for the three and nine months ended September 30, 2009, respectively. The comparable eliminations for the three and nine months ended September 30, 2008 were $2.7 billion and $8.3 billion, respectively.

Prescription Solutions earnings from operations for the three and nine months ended September 30, 2009 increased primarily due to prescription volume growth, improved drug purchasing, gains in mail service drug fulfillment and a continuing favorable mix shift to generic pharmaceuticals.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Liquidity and Financial Condition

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to our Board of Directors’ approved investment policy, which focuses on preservation of capital, diversification and portfolio duration. It also generally governs return objectives, regulatory limitations, tax implications and risk tolerances. Our regulated entities pay cash in excess of their capital needs to their non-regulated parent companies, typically in the form of dividends, when and as permitted by applicable regulations.

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

Cash flows generated from operating activities are principally from net earnings, before depreciation and amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The level of profitability of our risk-based business depends in large part on our ability to accurately predict and price for health care and operating cost increases. This risk is partially mitigated by the diversity of our other businesses, the geographic and customer diversity of our risk-based business and our disciplined underwriting and pricing processes, which seek to match premium rate increases with future expected health care costs.

A summary of our major sources and uses of cash is reflected in the table below:

	Nine Months Ended September 30,
(in millions)	2009	2008
Sources of cash:
Cash provided by operating activities	$4,345	$2,637
Sales of investments	3,516	4,932
Maturities of investments	2,116	2,444
Issuance of long-term debt	—	2,981
Interest rate swap termination	513	—
Other	683	1,035

Total sources of cash	11,173	14,029

Uses of cash:
Purchases of investments	(4,861)	(8,368)
Cash paid for acquisitions, net of cash assumed	(402)	(3,945)
Retirement of long-term debt	(1,350)	(500)
Common stock repurchases	(1,568)	(2,505)
Repayments of commercial paper, net	(99)	(860)
Other	(784)	(635)

Total uses of cash	(9,064)	(16,813)

Net increase (decrease) in cash	$2,109	$(2,784)

Cash flows from operating activities increased $1.7 billion, or 65%, year-over-year for the nine months ended September 30, 2009, primarily due to the payment in 2008 of $619 million, net of taxes, for the settlement of two class action lawsuits related to our historical stock option practices, the 2009 increase in medical payables driven by membership growth in risk-based products in the public and senior markets businesses and the increase in net earnings. Additionally, we paid less taxes in 2009 due to tax law changes that took effect in 2008. The first nine months of 2008 included 2007 taxes due under the prior tax law, while the 2009 payment did not include prior year amounts.

Cash flows used for investing activities decreased $5.2 billion, or 98%, year-over-year for the nine months ended September 30, 2009 primarily due to acquisitions completed in the first nine months of 2008 and decreases in the usage of cash in 2009 for purchases of investments which more than offset the 2009 decreases in sales and maturities of investments.

Cash flows used for financing activities increased $2.1 billion year-over-year for the nine months ended September 30, 2009 primarily due to the issuance of long-term debt in 2008, which was partially offset by decreases in common stock repurchases in 2009 and the 2009 proceeds from our terminated interest rate swap contracts.

As of September 30, 2009, our cash, cash equivalent and available-for-sale investment balances of $23.5 billion included $9.5 billion of cash and cash equivalents, $13.4 billion of debt securities and $570 million of equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if the investment was sold at the measurement date. Other sources of liquidity, primarily from operating cash flows, reduce the need to sell investments in adverse markets. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a relatively short average duration and a weighted average credit rating of “AA” as of September 30, 2009. Included in the debt securities balance were $3.1 billion of state and municipal obligations that are guaranteed by third parties. The securities are guaranteed by a number of different guarantors, and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted average credit rating of these securities both with and without the guarantee is “AA” as of September 30, 2009.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market. For the nine months ended September 30, 2009, we repurchased 66.4 million shares at an average price of approximately $24 per share and an aggregate cost of $1.6 billion. As of September 30, 2009, we had Board of Directors’ authorization to purchase up to an additional 36.5 million shares of our common stock.

Capital Resources

As of September 30, 2009 and December 31, 2008, we had total commercial paper and long-term debt outstanding of $11.2 billion and $12.8 billion, respectively.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenant compliance and other contractual restrictions, regulatory requirements and economic and market conditions. For example, a significant downgrade in our credit ratings or conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. We have adopted strategies and actions toward maintaining financial flexibility to mitigate the impact of such factors on our ability to raise capital.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unlimited amount of debt securities.

Credit Ratings. Our credit ratings as of September 30, 2009 were as follows:

	Moody’s		Standard & Poor’s		Fitch
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Negative	A-	Negative
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a

Debt Covenants. Our bank credit facility contains various covenants, the most restrictive of which requires us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, was 32.8% and 38.1% as of September 30, 2009 and December 31, 2008, respectively. We were in compliance with the requirements of all debt covenants as of September 30, 2009.

Bank Credit Facilities. In November 2008, we entered into a $750 million 364-day revolving bank credit facility. Based upon expected liquidity and cash flows, we terminated this facility on July 31, 2009 in advance of its maturity.

In May 2007, we amended and restated our $1.3 billion five-year revolving bank credit facility which included increasing the capacity. There is currently $2.5 billion available under this facility, which matures in May 2012. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of September 30, 2009, the interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.9%. This facility supports our commercial paper program and is available for general working capital purposes. As of September 30, 2009, we had no amounts outstanding under this facility.

Dividend Restrictions. We conduct a significant portion of our operations through subsidiaries that are subject to regulations and standards established by their respective states of domicile. Most of these regulations and standards conform to those established by the National Association of Insurance Commissioners. These standards require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary, without prior approval by state regulatory authorities, is limited based on the entity’s level of statutory net income and statutory capital and surplus.

The inability of our regulated subsidiaries to pay dividends to their parent companies could impact our level of reinvestment in our business through capital expenditures, business acquisitions and the repurchase of shares of our common stock. In addition, the inability to pay regulated dividends could impact our ability to repay our debt; however, our cash flows from operations of our unregulated businesses, as well as liquidity at the parent level in the form of cash and cash equivalent balances and commercial paper or bank funding, mitigate this risk. As of September 30, 2009, $965 million of cash was held by non-regulated subsidiaries and was available for general corporate use. See “Item 1A. Risk Factors” in Part I of our 2008 10-K, for a discussion of our risks related to dividend restrictions on our regulated subsidiaries.

In 2009, based on the 2008 statutory net income and statutory capital and surplus levels, the maximum amount of dividends that could be paid without prior regulatory approval is $3.1 billion. Our regulated subsidiaries have paid their parent companies dividends of $2.1 billion through September 30, 2009. In 2008, the maximum amount of dividends that could be paid without prior regulatory approval was $3.0 billion. For the year ended December 31, 2008, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $1.2 billion of extraordinary dividends approved by state insurance regulators.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2008 was disclosed in our 2008 10-K. During the nine months ended September 30, 2009, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate or seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we did not have ownership interests in or structure off-balance sheet arrangements with SPEs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our fiscal year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

In June 2009, the FASB issued Statement of Financial Accounting Standards (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167); the guidance in FAS 167 has not been codified as of the filing date of these Condensed Consolidated Financial Statements. The new guidance amends the consolidation guidance to require companies to perform a qualitative assessment to determine which variable interest holder in a variable interest entity (VIE) is the primary beneficiary and therefore required to consolidate the VIE. The new guidance also amends the reconsideration guidance to require companies to reconsider continually their conclusion regarding which variable interest holder is the primary beneficiary. The guidance is effective for our fiscal year 2010. We are currently evaluating the impact of the provisions of FAS 167.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2008 10-K. As of September 30, 2009, our critical accounting policies have not changed from those described in our 2008 10-K except as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements relating to recently adopted accounting standards. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2008 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. Government and Agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2009, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of September 30, 2009, there were no other significant concentrations of credit risk.

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

Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our health care costs; our ability to respond quickly and appropriately to health care reforms; failure to comply with federal and state regulations affecting the health care industry; the potential impact of the adverse conditions in the global economy and extreme disruption of financial markets on our revenues, sources of liquidity, investment portfolio, and our results of operations; regulatory and other risks associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; uncertainties regarding changes in Medicare; potential reductions in revenue received from Medicare and Medicaid programs, including as a result of reduced payments to private plans offering Medicare Advantage; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent third party brokers, consultants and agents; failure to comply with restrictions on patient privacy and information security; events that may negatively affect our contracts with AARP; increases in costs and other liabilities associated with increased litigation; the potential consequences of various governmental reviews and litigation matters related to our historical stock option practices; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations; failure to complete or receive anticipated benefits of acquisitions; and potential downgrades in our debt ratings.

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

As of September 30, 2009, $9.5 billion of our financial investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $750 million of our debt as of September 30, 2009 was at interest rates that vary with market rates.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of September 30, 2009, $13.6 billion of our investments were fixed-rate debt securities and $10.4 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time in normal markets, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we may enter into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. The differential between the fixed rates received and the variable rates paid is accrued and recognized over the life of the agreements as an adjustment to interest expense in the Condensed Consolidated Statements of Operations. In January 2009, we terminated interest rate swap contracts with $4.9 billion in notional value to lock-in the benefit of low market interest rates.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of September 30, 2009 on our investment income and interest expense per annum and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$191	$15	$(1,067)	$(1,269)
1%	95	8	(539)	(680)
(1)%	(19)	(7)	528	790
(2)%	nm	nm	1,053	1,716

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of September 30, 2009, the assumed hypothetical change in interest rates has been floored at zero and does not reflect the full 1% point reduction in interest income or interest expense.

As of September 30, 2009, we had $570 million of equity securities and venture capital funds, a portion of which were held in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 14 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

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

There have been no material changes to the risk factors disclosed in our 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

Third Quarter 2009

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 31, 2009	876,913	(b)	$25.40	866,931	37,957,714
August 31, 2009	755,020	(c)	$27.92	751,550	37,206,164
September 30, 2009	745,257	(d)	$28.16	744,726	36,461,438

Total	2,377,190		$27.07	2,363,207

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In October 2007, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 210 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 866,931 shares of our common stock repurchased during the period, and 9,982 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 751,550 shares of our common stock repurchased during the period, and 3,470 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(d)	Represents 744,726 shares of our common stock repurchased during the period, and 531 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 5.	OTHER INFORMATION

Effective October 23, 2009, our Board of Directors amended our Bylaws to, among other things, expand the information required to be provided to us by a shareholder making a director nomination at an annual or special meeting of shareholders. The required information includes the shareholder’s and any associated person’s (i) name and address and certain information about the director nominee, (ii) direct and indirect interests in our stock, (iii) direct and indirect voting interests and (iv) other interests in the nomination. We may also require the shareholder to furnish such information as may be required to determine whether the director nominee qualifies as an independent director or an audit committee financial expert and such other information that could be material to a shareholder’s understanding of the nominee’s independence and qualifications to serve on our Board of Directors.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 26, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.2	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.3	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.4	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.5	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.6	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 26, 2009)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: November 3, 2009

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: November 3, 2009

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: November 3, 2009

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 26, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.2	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.3	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.4	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.5	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 26, 2009)

10.6	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 26, 2009)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.