Form 10-Q
period 2010-03-31
UNITEDHEALTH GROUP INC
filed 2010-05-05
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 1,136,680,308 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,920	$9,800
Short-term investments	1,155	1,239
Accounts receivable, net	2,309	1,954
Assets under management	2,401	2,383
Deferred income taxes	335	448
Other current receivables	1,664	1,838
Prepaid expenses and other current assets	595	538

Total current assets	18,379	18,200

Long-term investments	13,835	13,311
Property, equipment and capitalized software, net	2,070	2,140
Goodwill	20,830	20,727
Other intangible assets, net	2,297	2,381
Other assets	2,130	2,286

Total assets	$59,541	$59,045

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,281	$9,362
Accounts payable and accrued liabilities	6,385	6,283
Other policy liabilities	3,610	3,137
Commercial paper and current maturities of long-term debt	2,522	2,164
Unearned revenues	1,144	1,217

Total current liabilities	22,942	22,163

Long-term debt, less current maturities	8,001	9,009
Future policy benefits	2,323	2,325
Other liabilities	1,956	1,942

Total liabilities	35,222	35,439

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value — 3,000 shares authorized; 1,133 and 1,147 issued and outstanding	11	11
Retained earnings	24,056	23,342
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	280	277
Foreign currency translation losses	(28)	(24)

Total shareholders’ equity	24,319	23,606

Total liabilities and shareholders’ equity	$59,541	$59,045

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2010	2009
Revenues:
Premiums	$21,128	$20,111
Services	1,364	1,296
Products	528	439
Investment and other income	173	158

Total revenues	23,193	22,004

Operating costs:
Medical costs	17,170	16,570
Operating costs	3,276	3,128
Cost of products sold	483	404
Depreciation and amortization	248	234

Total operating costs	21,177	20,336

Earnings from operations	2,016	1,668
Interest expense	(125)	(131)

Earnings before income taxes	1,891	1,537
Provision for income taxes	(700)	(553)

Net earnings	$1,191	$984

Basic net earnings per common share	$1.04	$0.82

Diluted net earnings per common share	$1.03	$0.81

Basic weighted-average number of common shares outstanding	1,145	1,198
Dilutive effect of common stock equivalents	11	12

Diluted weighted-average number of common shares outstanding	1,156	1,210

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	82	121

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance at January 1, 2010	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				1,191		1,191
Unrealized holding gains on investment securities during the period, net of tax expense of $17					27	27
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $14					(24)	(24)
Foreign currency translation loss					(4)	(4)

Comprehensive income						1,190

Issuances of common stock, and related tax benefits	5	0	47			47
Common stock repurchases	(19)	0	(149)	(477)		(626)
Share-based compensation, and related tax benefits			102			102

Balance at March 31, 2010	1,133	$11	$0	$24,056	$252	$24,319

Balance at January 1, 2009	1,201	$12	$38	$20,782	$(52)	$20,780
Net earnings				984		984
Unrealized holding gains on investment securities during the period, net of tax expense of $37					66	66
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $1					(2)	(2)
Foreign currency translation loss					(6)	(6)

Comprehensive income						1,042

Issuances of common stock, and related tax benefits	12	0	128			128
Common stock repurchases	(32)	0	(280)	(409)		(689)
Share-based compensation, and related tax benefits			114			114

Balance at March 31, 2009	1,181	$12	$0	$21,357	$6	$21,375

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2010	2009
Operating activities
Net earnings	$1,191	$984
Noncash items:
Depreciation and amortization	248	234
Deferred income taxes	83	4
Share-based compensation	100	95
Other	(8)	(10)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(318)	(337)
Other assets	(76)	(513)
Medical costs payable	(106)	504
Accounts payable and other liabilities	265	213
Other policy liabilities	(137)	(8)
Unearned revenues	(37)	(54)

Cash flows from operating activities	1,205	1,112

Investing activities
Cash paid for acquisitions, net of cash assumed	(78)	0
Purchases of property, equipment and capitalized software	(132)	(160)
Purchases of investments	(2,073)	(2,102)
Sales of investments	960	1,349
Maturities of investments	740	757

Cash flows used for investing activities	(583)	(156)

Financing activities
Proceeds from (repayments of) commercial paper, net	225	(39)
Payments for retirement of long-term debt	(833)	(900)
Proceeds from interest rate swap termination	0	513
Common stock repurchases	(626)	(689)
Proceeds from common stock issuances	95	173
Share-based compensation excess tax benefit	7	28
Customer funds administered	898	621
Checks outstanding	(215)	(188)
Other	(53)	(14)

Cash flows used for financing activities	(502)	(495)

Increase in cash and cash equivalents	120	461
Cash and cash equivalents, beginning of period	9,800	7,426

Cash and cash equivalents, end of period	$9,920	$7,887

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (the Company). The Company has eliminated intercompany balances and transactions. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC (2009 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.

Use of Estimates

These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs, medical costs payable, revenues, goodwill, other intangible assets, investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update amends the fair value guidance of the FASB Accounting Standards Codification (ASC) to require additional disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. The Company’s fair value disclosures have been included in Note 3 of Notes to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards. In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company has determined that all other recently issued accounting standards will not have a material impact on its Condensed Consolidated Financial Statements, or do not apply to its operations.

2.    Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,707	$5	$(12)	$1,700
State and municipal obligations	5,973	224	(11)	6,186
Corporate obligations	3,695	169	(4)	3,860
U.S. agency mortgage-backed securities	1,862	63	(3)	1,922
Non-U.S. agency mortgage-backed securities	493	21	(1)	513

Total debt securities — available-for-sale	13,730	482	(31)	14,181

Equity securities — available-for-sale	604	12	(14)	602
Debt securities — held-to-maturity:
U.S. government and agency obligations	168	4	0	172
State and municipal obligations	16	0	0	16
Corporate obligations	23	0	0	23

Total debt securities — held-to-maturity	207	4	0	211

Total investments	$14,541	$498	$(45)	$14,994

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,566	$12	$(11)	$1,567
State and municipal obligations	6,080	248	(11)	6,317
Corporate obligations	3,278	149	(6)	3,421
U.S. agency mortgage-backed securities	1,870	64	(3)	1,931
Non-U.S. agency mortgage-backed securities	535	8	(5)	538

Total debt securities — available-for-sale	13,329	481	(36)	13,774

Equity securities — available-for-sale	579	12	(14)	577
Debt securities — held-to-maturity:
U.S. government and agency obligations	158	4	0	162
State and municipal obligations	17	0	0	17
Corporate obligations	24	0	0	24

Total debt securities — held-to-maturity	199	4	0	203

Total investments	$14,107	$497	$(50)	$14,554

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $8 million and $9 million as of March 31, 2010 and December 31, 2009, respectively. Also included were Alt-A securities with fair values of $18 million and $19 million as of March 31, 2010 and December 31, 2009, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair values of the Company’s mortgage-backed securities by credit rating and non-U.S. agency mortgage-backed securities by origination as of March 31, 2010 were as follows:

(in millions)	AAA	AA	A	BBB	Non- Investment Grade	Total Fair Value
2007	$72	$0	$1	$9	$3	$85
2006	134	0	6	0	18	158
2005	123	1	2	0	12	138
Pre-2005	130	0	1	1	0	132
U.S agency mortgage-backed securities	1,922	0	0	0	0	1,922

Total	$2,381	$1	$10	$10	$33	$2,435

The amortized cost and fair value of available-for-sale debt securities as of March 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,310	$1,322
Due after one year through five years	4,672	4,865
Due after five years through ten years	3,118	3,221
Due after ten years	2,275	2,338
U.S. agency mortgage-backed securities	1,862	1,922
Non-U.S. agency mortgage-backed securities	493	513

Total debt securities — available-for-sale	$13,730	$14,181

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$58	$58
Due after one year through five years	113	115
Due after five years through ten years	26	28
Due after ten years	10	10

Total debt securities — held-to-maturity	$207	$211

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows (a):

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$961	$(11)	$13	$(1)	$974	$(12)
State and municipal obligations	499	(8)	90	(3)	589	(11)
Corporate obligations	373	(3)	33	(1)	406	(4)
U.S. agency mortgage-backed securities	457	(3)	0	0	457	(3)
Non-U.S. agency mortgage-backed securities	4	(1)	5	0	9	(1)

Total debt securities — available-for-sale	$2,294	$(26)	$141	$(5)	$2,435	$(31)

Equity securities — available-for-sale	$183	$(14)	$8	$0	$191	$(14)

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$437	$(11)	$4	$0	$441	$(11)
State and municipal obligations	392	(6)	100	(5)	492	(11)
Corporate obligations	304	(3)	69	(3)	373	(6)
U.S. agency mortgage-backed securities	355	(3)	2	0	357	(3)
Non-U.S. agency mortgage-backed securities	134	(1)	86	(4)	220	(5)

Total debt securities — available-for-sale	$1,622	$(24)	$261	$(12)	$1,883	$(36)

Equity securities — available-for-sale	$169	$(13)	$1	$(1)	$170	$(14)

(a)	Debt securities classified as held-to-maturity investments have been excluded from this analysis. These investments are predominantly held in U.S. government or agency obligations. Additionally, the fair values of these investments approximate their amortized cost.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s mortgage-backed securities in an unrealized loss position by credit rating distribution were as follows:

	March 31, 2010		December 31, 2009
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AAA	$462	$(3)	$543	$(6)
AA	0	0	31	(2)
A	1	0	0	0
BBB	0	0	1	0
Non-investment grade	3	(1)	2	0

Total	$466	$(4)	$577	$(8)

The unrealized losses from all securities as of March 31, 2010 were generated from approximately 1,300 positions out of a total of approximately 12,000 positions. The Company believes that it will collect all principal and interest due on all investments that have an amortized cost in excess of fair value. The unrealized losses on investments in U.S. government and agency obligations, state and municipal obligations and corporate obligations as of March 31, 2010 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The contractual cash flows of the U.S. government and agency obligations are guaranteed by either the U.S. government or an agency of the U.S. government. The Company expects that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of March 31, 2010 were primarily caused by higher interest rates in the marketplace, reflecting the higher perceived risk assigned by fixed-income investors to commercial mortgage-backed securities. These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of March 31, 2010. The Company believes these losses to be temporary. Approximately 99% of the Company’s mortgage-backed securities in an unrealized loss position as of March 31, 2010 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of March 31, 2010, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of March 31, 2010, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of March 31, 2010.

A portion of the Company’s investments in equity securities and venture capital funds consists of investments held in various public and nonpublic companies concentrated in the areas of health care services and related information technologies. Market conditions that affect the value of health care and related technology stocks will likewise impact the value of the Company’s equity portfolio. The equity securities and venture capital funds were evaluated for severity and duration of unrealized loss, overall market volatility and other market factors.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net realized gains, before taxes, were from the following sources:

	Three Months Ended March 31,
(in millions)	2010	2009
Total OTTI	$(1)	$(32)
Portion of loss recognized in other comprehensive income	0	n/a

Net OTTI recognized in earnings	(1)	(32)
Gross realized losses from sales	(1)	(11)
Gross realized gains from sales	40	46

Net realized gains	$38	$3

For the three months ended March 31, 2010 and 2009, all of the recorded OTTI resulted from the Company’s intent to sell certain impaired securities.

3.    Fair Value

Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. Based on the Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, the Company has not historically adjusted the prices obtained from the pricing service.

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

Level 1 — Quoted (unadjusted) prices for identical assets/liabilities in active markets.

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

The following table presents information about the Company’s financial assets and liabilities, excluding AARP Program-related assets and liabilities, which are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values. See Note 10 of Notes to the Condensed Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2010
Cash and cash equivalents	$9,021	$899	$0	$9,920
Debt securities — available-for-sale:
U.S. government and agency obligations	1,194	506	0	1,700
State and municipal obligations	0	6,186	0	6,186
Corporate obligations	22	3,732	106	3,860
U.S. agency mortgage-backed securities	0	1,922	0	1,922
Non-U.S. agency mortgage-backed securities	0	505	8	513

Total debt securities — available-for-sale	1,216	12,851	114	14,181
Equity securities — available-for-sale	276	2	324	602

Total cash, cash equivalents and investments at fair value	$10,513	$13,752	$438	$24,703

Percentage of total cash, cash equivalents and investments at fair value	42%	56%	2%	100%

Interest rate swap liabilities	$0	$14	$0	$14

December 31, 2009
Cash and cash equivalents	$9,135	$665	$0	$9,800
Debt securities — available-for-sale:
U.S. government and agency obligations	1,024	543	0	1,567
State and municipal obligations	0	6,317	0	6,317
Corporate obligations	18	3,293	110	3,421
U.S. agency mortgage-backed securities	0	1,931	0	1,931
Non-U.S. agency mortgage-backed securities	0	528	10	538

Total debt securities — available-for-sale	1,042	12,612	120	13,774
Equity securities — available-for-sale	262	3	312	577

Total cash, cash equivalents and investments at fair value	$10,439	$13,280	$432	$24,151

Percentage of total cash, cash equivalents and investments at fair value	43%	55%	2%	100%

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2010.

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $289 million as of March 31, 2010. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $35 million mainly consist of preferred stock for which there is no active market.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded, the fair values are classified as Level 2 estimates.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2010			March 31, 2009
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$120	$312	$432	$62	$304	$366
(Sales) purchases, net	(5)	10	5	(2)	(2)	(4)
Net unrealized losses in accumulated other comprehensive income	0	0	0	0	(1)	(1)
Net realized (losses) gains in investment and other income	(1)	2	1	0	0	0

Balance at end of period	$114	$324	$438	$60	$301	$361

There were no transfers into or from Level 3 for the three months ended March 31, 2010 and 2009.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There were no significant fair value adjustments recorded during the three months ended March 31, 2010 or 2009 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$14,181	$14,181	$13,774	$13,774
Equity securities — available-for-sale	602	602	577	577
Debt securities — held-to-maturity	207	211	199	203
AARP Program-related investments	2,168	2,168	2,114	2,114

Liabilities
Senior unsecured notes	10,523	10,702	11,173	11,043
Interest rate swaps	14	14	0	0

In addition to the previously described methods and assumptions for debt and equity securities and interest rate swaps, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

AARP Program-related Investments. AARP Program-related investments consist of debt and equity securities held to fund costs associated with the AARP Program (see Note 10 of Notes to the Condensed Consolidated Financial Statements). The Company elected to measure the AARP assets under management, of which the investments are a part, at fair value, pursuant to the fair value option. See the preceding discussion regarding the methods and assumptions used to estimate the fair value of debt and equity securities.

Senior Unsecured Notes. The fair values of the senior unsecured notes are estimated based on third-party quoted market prices for the same or similar issues.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other current receivables, unearned revenues, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

4.     Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2010		December 31, 2009
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$0	$271	$0
Other policy liabilities	490	44	0	268

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits in other policy liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, the amounts received for these subsidies were insufficient to cover the costs incurred for these contract elements; therefore, the Company recorded a receivable in other current receivables in the Condensed Consolidated Balance Sheets.

Premiums from CMS are subject to risk-sharing provisions based on a comparison of the Company’s annual bid estimates of prescription drug costs and the actual costs incurred. Variances may result in CMS making additional payments to the Company or require the Company to remit funds to CMS subsequent to the end of the year. The Company records risk-share adjustments to premium revenue and other policy liabilities or other current receivables in the Condensed Consolidated Balance Sheets.

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

For the three months ended March 31, 2010 and 2009, there was $490 million and $200 million, respectively, of net favorable medical cost development related to prior fiscal years. The 2010 favorable development was primarily driven by changes in previous estimates related to more efficient claims handling and processing, resulting in higher completion factors, lower than expected health system utilization levels, the H1N1 influenza outbreak being less costly than had been estimated and the mix effect of longer duration state Medicaid members who have a more favorable health status. None of the factors discussed above were individually material to the net favorable medical cost development in the three months ended March 31, 2009.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	March 31, 2010			December 31, 2009
(in millions)	Par Value	Carrying Value (a)	Fair Value (b)	Par Value	Carrying Value (c)	Fair Value (b)
Commercial paper	$225	$225	$225	$0	$0	$0
Senior unsecured floating-rate notes due June 2010	500	500	500	500	500	499
5.1% senior unsecured notes due November 2010	250	255	257	250	257	259
Senior unsecured floating-rate notes due February 2011	250	250	251	250	250	251
5.3% senior unsecured notes due March 2011 (d)	705	726	733	750	781	777
5.5% senior unsecured notes due November 2012 (d)	352	373	381	450	480	481
4.9% senior unsecured notes due February 2013 (d)	534	531	571	550	549	575
4.9% senior unsecured notes due April 2013 (d)	409	420	434	450	464	472
4.8% senior unsecured notes due February 2014 (d)	172	183	181	250	268	256
5.0% senior unsecured notes due August 2014 (d)	389	417	411	500	540	518
4.9% senior unsecured notes due March 2015 (d)	416	446	436	500	544	513
5.4% senior unsecured notes due March 2016 (d)	601	675	633	750	847	772
5.4% senior unsecured notes due November 2016	95	95	100	95	95	98
6.0% senior unsecured notes due June 2017 (d)	441	515	472	500	587	523
6.0% senior unsecured notes due November 2017 (d)	156	178	168	250	285	258
6.0% senior unsecured notes due February 2018	1,100	1,099	1,174	1,100	1,099	1,136
Zero coupon senior unsecured notes due November 2022 (e)	1,095	566	627	1,095	558	611
5.8% senior unsecured notes due March 2036	850	844	796	850	844	762
6.5% senior unsecured notes due June 2037	500	495	508	500	495	493
6.6% senior unsecured notes due November 2037	650	645	676	650	645	651
6.9% senior unsecured notes due February 2038	1,100	1,085	1,168	1,100	1,085	1,138

Total commercial paper and long-term debt	10,790	10,523	10,702	11,340	11,173	11,043
Total commercial paper and current maturities of long-term debt	(3,025)	(2,522)	(2,593)	(2,620)	(2,164)	(2,173)

Long-term debt, less current maturities	$7,765	$8,001	$8,109	$8,720	$9,009	$8,870

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values discussed under “Interest Rate Swap Contracts” below.
(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	The carrying value of debt reflects accretion of issuance discounts, debt issuance fees and unamortized net gains or losses on related interest rate swap contracts, which terminated in January 2009.
(d)	A portion of these notes was classified with the current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of December 31, 2009 due to the debt tender offers discussed under “Debt Tender” below.
(e)	These notes have been classified with the current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 due to a current note holder option to “put” the note to the Company beginning on November 15, 2010, and on each November 15 thereafter until 2022 (except 2014), for a specified price.

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of March 31, 2010, the Company had $225 million of outstanding commercial paper with interest rates ranging from 0.3% to 0.4%.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of March 31, 2010. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of March 31, 2010, the interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.7%.

Debt Covenants

The Company’s bank credit facility contains various covenants, the most restrictive of which requires the Company to maintain a debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of March 31, 2010.

Debt Tender

In February 2010, the Company completed cash tender offers for $775 million in aggregate principal of certain of its outstanding fixed-rate notes to improve the matching of interest rate exposure related to its floating rate assets and liabilities on its balance sheet.

Interest Rate Swap Contracts

During the first quarter of 2010, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges of fixed-rate debt. Since the specific terms and notional amounts of the swaps match those of the debt being hedged, they were assumed to be effective hedges and all changes in fair value of the swaps were recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.

The following table summarizes the location and fair value of fair value hedges on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010:

Type of Fair Value Hedge	Notional Amount	Balance Sheet Location	Estimated Fair Value
	(in millions)		(in millions)
Interest rate swap contracts	$2,977	Accounts payable and accrued liabilities/Other liabilities	$14

The following table provides a summary of the effect of fair value hedges on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2010:

Type of Fair Value Hedge	Income Statement Location of Derivative Loss	Hedge Loss Recognized	Hedged Item	Income Statement Location of Hedged Item Gain	Hedged Item Gain Recognized
		(in millions)			(in millions)

Interest rate swap contracts	Interest expense	$(14)	Fixed rate debt	Interest expense	$14

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.    Income Taxes

The Company’s income tax rate for the three months ended March 31, 2010 and 2009 was 37.0% and 36.0%, respectively. The increase in the effective income tax rate resulted primarily from limitations on the future deductibility of certain compensation related to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation), which was signed into law during the first quarter of 2010.

8.    Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased the Company’s share repurchase program, and authorized the Company to repurchase up to 120 million shares of its common stock. During the three months ended March 31, 2010, the Company repurchased 18.9 million shares at an average price of approximately $33 per share and an aggregate cost of $626 million. As of March 31, 2010, the Company had Board authorization to purchase up to an additional 105.2 million shares of its common stock.

9.    Share-Based Compensation

As of March 31, 2010, the Company had 54.4 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 12.0 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three months ended March 31, 2010 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at beginning of period	124,146	$39
Granted	8,751	33
Exercised	(3,363)	18
Forfeited	(1,897)	45

Outstanding at end of period	127,637	$39	5.6	$354

Exercisable, end of period	86,960	$39	4.4	$315
Vested and expected to vest at end of period	121,755	$39	5.5	$348

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

	Three Months Ended March 31,
	2010	2009
Risk free interest rate	2.1%	1.7%-1.8%
Expected volatility	45.8%	41.3%-42.4%
Expected dividend yield	0.1%	0.1%
Forfeiture rate	5.0%	5.0%
Expected life in years	4.6 - 5.1	4.4 - 5.1

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

The weighted-average grant date fair value of stock options and SARs granted for the three months ended March 31, 2010 and 2009 was approximately $13 per share and $10 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2010 and 2009 was $53 million and $207 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the three months ended March 31, 2010 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	10,620	$32
Granted	4,022	33
Vested	(1,432)	30
Forfeited	(132)	32

Nonvested at end of period	13,078	$32

The weighted-average grant date fair value of restricted shares granted during the three months ended March 31, 2009 was approximately $29 per share. The total fair value of restricted shares vested during the three months ended March 31, 2010 and 2009 was $43 million and $9 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2010 and 2009, the Company recognized compensation expense related to its share-based compensation plans of $100 million ($87 million net of tax effects) and $95 million ($63 million net of tax effects), respectively. Share-based compensation expense is recognized in operating costs in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2010, there was $628 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.5 years. For the three months ended March 31, 2010 and 2009, the income tax benefit realized from share-based award exercises was $28 million and $53 million, respectively.

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

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in other policy liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in medical costs in the Condensed Consolidated Statement of Operations. The Company believes the RSF balance as of March 31, 2010 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Condensed Consolidated Balance Sheets as assets under management. These assets are invested at the Company’s discretion, within investment guidelines approved by

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Program, and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings.

The Company elected to measure the entirety of the AARP assets under management at fair value, pursuant to the fair value option.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2010	December 31, 2009
Accounts receivable	$538	$509
Assets under management	2,401	2,383
Medical costs payable	1,236	1,182
Accounts payable and accrued liabilities	32	40
Other policy liabilities	1,128	1,145
Future policy benefits	489	482
Other liabilities	54	43

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of cash, cash equivalents and investments associated with the Program, reflected as assets under management, and the fair value of other assets and other liabilities were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2010
Cash and cash equivalents	$225	$8	$0	$233
Debt securities:
U.S. government and agency obligations	377	299	0	676
State and municipal obligations	0	6	0	6
Corporate obligations	0	977	0	977
U.S. agency mortgage-backed securities	0	370	0	370
Non-U.S. agency mortgage-backed securities	0	137	0	137

Total debt securities	377	1,789	0	2,166

Equity securities—available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$602	$1,799	$0	$2,401

Other liabilities	$0	$0	$54	$54

Total liabilities at fair value	$0	$0	$54	$54

December 31, 2009
Cash and cash equivalents	$269	$0	$0	$269
Debt securities:
U.S. government and agency obligations	358	298	0	656
State and municipal obligations	0	9	0	9
Corporate obligations	0	955	0	955
U.S. agency mortgage-backed securities	0	343	0	343
Non-U.S. agency mortgage-backed securities	0	149	0	149

Total debt securities	358	1,754	0	2,112

Equity securities—available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$627	$1,756	$0	$2,383

Other liabilities	$0	$0	$43	$43

Total liabilities at fair value	$0	$0	$43	$43

11.    Segment Financial Information

The Company has four reporting segments:

•	Health Benefits, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

•	Ingenix; and

•	Prescription Solutions.

The following is a description of the types of products and services from which each of the Company’s reporting segments derives its revenues:

•

Health Benefits includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (CHIP) and other government-sponsored health care programs.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents reporting segment financial information:

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2010
Revenues — external customers:
Premiums	$20,506	$622	$0	$0	$0	$21,128
Services	978	74	296	16	0	1,364
Products	0	0	14	514	0	528

Total revenues — external customers	21,484	696	310	530	0	23,020

Total revenues — intersegment	0	703	195	3,564	(4,462)	0
Investment and other income	153	18	0	2	0	173

Total revenues	$21,637	$1,417	$505	$4,096	$(4,462)	$23,193

Earnings from operations	$1,682	$151	$53	$130	$0	$2,016
Interest expense	0	0	0	0	(125)	(125)

Earnings before income taxes	$1,682	$151	$53	$130	$(125)	$1,891

Three Months Ended March 31, 2009
Revenues — external customers:
Premiums	$19,540	$571	$0	$0	$0	$20,111
Services	993	70	221	12	0	1,296
Products	0	0	13	426	0	439

Total revenues — external customers	20,533	641	234	438	0	21,846

Total revenues — intersegment	0	674	151	3,099	(3,924)	0
Investment and other income	139	17	0	2	0	158

Total revenues	$20,672	$1,332	$385	$3,539	$(3,924)	$22,004

Earnings from operations	$1,321	$158	$49	$140	$0	$1,668
Interest expense	0	0	0	0	(131)	(131)

Earnings before income taxes	$1,321	$158	$49	$140	$(131)	$1,537

12.    Commitments and Contingencies

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

Litigation Matters

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

States District Court for the Southern District Court of Florida (MDL). In the lead MDL lawsuit, the court certified a class of health care providers for certain of the RICO claims. In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal, leaving eleven related lawsuits that had been stayed during the litigation of the lead MDL lawsuit. In August 2008, the trial court, applying its rulings in the lead MDL lawsuit, dismissed seven of the 11 related lawsuits, and all but one claim in an eighth lawsuit. The plaintiffs have appealed these dismissals to the Eleventh Circuit. The trial court ordered the final claim in the eighth lawsuit to arbitration. In December 2008, at the plaintiffs’ request, the trial court dismissed without prejudice one of the three remaining lawsuits. The court also denied the plaintiffs’ request to remand the remaining two lawsuits to state court and a federal magistrate judge recommended dismissal of those suits. On April 16, 2009, the plaintiffs in these last two suits filed amended class action complaints alleging breach of contract, which have since been dismissed without prejudice. In addition, the Company is party to a number of arbitrations in various jurisdictions involving similar claims. The Company is vigorously defending against the remaining claims in these cases.

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on the Employee Retirement Income Security Act of 1974, as amended (ERISA), as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the proposed settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement. The Company will pay a total of $350 million to fund the settlement for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The proposed settlement is subject to final court approval. In addition, the Company has the right to terminate the settlement if a certain number of class members elect to opt-out of the settlement. The court granted preliminary approval of the proposed settlement over the objections of certain plaintiffs’ counsel on December 1, 2009, and a final approval hearing following notice to members of the class is scheduled for September 2010. A splinter group of plaintiffs’ counsel is appealing the preliminary approval order. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

California Claims Processing Matter. As previously disclosed, in 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter is now the subject of an administrative hearing before a California administrative law judge.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Historical Stock Option Practices. In 2006, a consolidated shareholder derivative action, captioned In re UnitedHealth Group Incorporated Shareholder Derivative Litigation was filed against certain of the Company’s current and former officers and directors in the United States District Court for the District of Minnesota. The consolidated amended complaint was brought on behalf of the Company by several pension funds and other shareholders and named certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant. The consolidated amended complaint generally alleged that the defendants breached their fiduciary duties to the Company, were unjustly enriched and violated the securities laws in connection with the Company’s historical stock option practices. On June 26, 2006, the Company’s Board of Directors created a Special Litigation Committee under Minnesota Statute 302A.241, consisting of two former Minnesota Supreme Court Justices, with the power to investigate the claims raised in the derivative actions and shareholder demands and determine whether the Company’s rights and remedies should be pursued.

A consolidated derivative action, captioned In re UnitedHealth Group Incorporated Derivative Litigation, was also filed in Hennepin County District Court, State of Minnesota. The action was brought by two individual shareholders and named certain of the Company’s current and former officers and directors as defendants, as well as the Company as a nominal defendant.

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon dismissal of claims in the derivative actions and resolution of any appeals. Following notice to shareholders, the federal court granted the parties’ motion for final approval of the proposed settlements on July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the parties’ motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, which have been paid by the Company. A shareholder has filed an appeal with the U.S. Court of Appeals for the Eighth Circuit challenging only the federal plaintiffs’ counsel’s fee award. Federal plaintiffs’ counsel is contesting the appeal.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Broad latitude is given to the agencies administering those regulations. Further, the Company must obtain and maintain regulatory approvals to market and sell many of its products.

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

In addition, the Company periodically receives inquiries and requests for information from state or federal legislative bodies. For instance, in 2009 and the first quarter of 2010, the Company received requests for information and testimony from Congressional committees in connection with the Health Reform Legislation. The Company is cooperating with these requests.

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

During the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation, and existing or future laws and rules, could force the Company to change how it does business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase its medical and administrative costs and capital requirements, expose it to an increased risk of liability (including increasing its liability in federal and state courts for coverage determinations and contract interpretation) or put it at risk for loss of business. In addition, the Company’s operating results, financial position, including its ability to maintain the value of its goodwill, and cash flows could be materially adversely affected by such changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes. References to the terms “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its subsidiaries.

EXECUTIVE OVERVIEW

General

UnitedHealth Group is a diversified health and well-being company, serving 75 million individuals worldwide. Our focus is on improving the overall health and well-being of the people we serve and their communities and enhancing the performance of the health system. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost; support the physician/patient relationship; and empower people with the information, guidance and tools they need to make personal health choices and decisions.

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

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is fixed, typically for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from Ingenix health intelligence and contract research businesses. Product revenues are mainly comprised of products sold by our Prescription Solutions pharmacy benefit management business and sales of Ingenix publishing and software products. We derive investment income primarily from interest earned on our investments in debt securities. Our investment income also includes gains or losses when the securities are sold, or other-than-temporarily impaired.

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

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. We seek to sustain a stable medical care ratio for an equivalent mix of business, however, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and recently enacted health reform legislation, may change our results.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs.

We seek to improve our operating cost ratio, calculated as operating costs as a percentage of total revenues, for an equivalent mix of business, however, changes in business mix, such as increases in our health services businesses and recently enacted health reform legislation, may change our results.

Cash Flows

We generate cash primarily from premiums, service revenues and investment income, as well as proceeds from the sale or maturity of our investments. Our primary uses of cash are for payments of medical claims, purchases of investments, common stock repurchases and payments on debt. For more information on our cash flows, see “Liquidity” below.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 17% of U.S. gross domestic product and which has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to rise in the future, based on inflation, technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

Health Care Reforms. In the first quarter of 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, were signed into law. The Health Reform Legislation enhances access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system. Provisions of the Health Reform Legislation become effective at various dates over the next several years. The Department of Health and Human Services (HHS), the National Association of Insurance Commissioners (NAIC), the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the Health Reform Legislation.

Due to the complexity of the Health Reform Legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the Health Reform Legislation is not yet fully known. While we anticipate the Health Reform Legislation will open new opportunities for business growth, we have focused the description of this legislation and its impacts principally on the risks it introduces or heightens for our existing businesses.

The following outlines certain provisions of the Health Reform Legislation that will take effect in 2010 through 2014:

Effective 2010: Expansion of dependent coverage to include adult children until age 26; elimination of certain annual and lifetime caps on the dollar value of benefits; elimination of pre-existing condition limits for enrollees under 19; prohibitions on certain policy rescissions; development of an annual rate review process for commercial health plans; a requirement to provide coverage for preventative services without cost to members; and establishment of an interim high risk program for those unable to obtain coverage due to pre-existing condition or health status.

These Health Reform Legislation changes are expected to increase cost trends and affect our underwriting policies in the individual and group commercial markets. We have implemented certain provisions of the Health Reform Legislation, including ending our limited use of policy rescissions (subject to limited exceptions) and extending existing dependent coverage to include adult children until age 26.

Effective 2010/2011: Establishment of minimum medical cost ratios for all commercial fully insured health plans in the large employer group, small employer group and individual markets (85% for large employer groups, 80% for small employer groups and 80% for individuals); the individual market medical cost ratio is subject to adjustment by HHS if HHS determines that the requirement is disruptive to the market.

Beginning in 2011, companies with medical cost ratios below these targets will be required to rebate premiums to their customers annually. HHS has not yet promulgated rules addressing several important aspects of this requirement, including: the appropriate measurement and application of these ratios, such as defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation; which taxes, fees and assessments may be excluded from premium calculations; the definition of large and small groups; whether these calculations should be prepared by companies at the national level or on some type of disaggregated basis; and how often and to which period this test should be applied. Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts in the near term and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Given the breadth of possible changes, the lack of guidance from NAIC or HHS and the potential for meaningful market disruption in 2011 and 2012, we are not able to fully project the impact these medical cost ratios will have on our market share, revenues and results of operations. However, in the individual market (which represents less than 5% of our annual consolidated revenues and operating earnings), the minimum medical cost ratio, if not adjusted by HHS, will require changes to our pricing, product offerings and approach.

Effective 2011: Mandating consumer discounts of 50% on prescription drugs for Part D plan participants in the coverage gap.

This statutory reduction in drug prices for seniors in the coverage gap may cause people who may have had difficulty affording their medicines to increase their pharmaceutical usage. The change in pricing could also have secondary effects, such as changing the mix of brand name and generic drug usage. Companies may seek to capture the costs of these changes in Part D prescription drug plan bids to CMS for 2011, likely causing plan costs to increase meaningfully.

Effective 2011/2012: Reduction in Medicare Advantage rates.

As part of the Health Reform Legislation, Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6%

for 2011. We expect the 2011 rates will be outpaced by medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. Beginning in 2012, additional cuts to Medical Advantage plans will take effect (plans will receive 95% in high cost areas to 115% in low cost areas of Medicare fee-for-service rates), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. There are a number of annual adjustments we can make to our operations which may partially offset any impact from these rate reductions. For example, we can adjust members’ benefits, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. Market wide decreases in the availability of Medicare Advantage products and in the quality of benefits beyond base Medicare may increase demand for other senior health benefits products such as Medicare Part D and Medicare Supplement insurance.

Effective 2013: Limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for insurance providers if at least 25% of the insurance provider’s gross premium income from health business is derived from health insurance plans that meet the minimum creditable coverage requirements.

This provision is effective beginning in 2013 with respect to services performed after 2009. For a discussion of the first quarter 2010 impact of this provision on our consolidated results, see “2010 Results of Operations Compared to 2009 Results – Income Tax Rate” below.

Effective 2013/2014: Increase in payments in fee-for-service and managed care for primary care services provided by primary care doctors (family medicine, general internal medicine or pediatric medicine) to 100% of the Medicare payment rates for 2013 and 2014 and provides 100% federal financing for the difference in rates based on rates applicable on July 1, 2009.

The increase in Medicaid rates to primary care doctors are expected to increase cost trends for Medicaid Managed Care plans, but the increase should be fully offset by federal financing for the temporary increase.

Effective 2014: Annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which may not be deductible for income tax purposes; expansion of Medicaid eligibility for all individuals and families with incomes up to 133% of the federal poverty level (states can early adopt the expansion without increased federal funding until 2014); states receive full federal matching in 2014 through 2016; all individual and group health plans must offer coverage on a guaranteed issued and guaranteed renewal basis during annual open enrollment and cannot apply pre-existing condition exclusions or health status rating adjustments; elimination of annual limits on coverage on certain plans; establishment of state-based exchanges for individuals and small employers (with up to 100 employees) as well as certain CHIP eligibles; introduction of standardized plan designs based on set actuarial values to increase comparability of competing products on the exchanges; and establishment of minimum medical cost ratio of 85% for Medicare Advantage plans.

Due to the lack of enabling regulations and guidance, we are not able to project the impact these reform provisions will have on our revenues, results of operations and cash flows.

Given the breadth of possible changes resulting from the Health Reform Legislation and the implementing regulations that have not yet been drafted, the Health Reform Legislation and the related regulations could change how we do business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase our medical and administrative costs, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes.

We operate a diversified set of health care focused businesses, and our business model has been intentionally designed to address a multitude of market sectors. For example, in addition to the potential impacts on our businesses described above, we also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, as well as in prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and infrastructure construction, disease management programs and wellness programs will continue to grow. Therefore, we could see simultaneous increases and decreases in demand for our various products and services. For additional information regarding our risks related to health care reforms, see “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for some of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers, putting pressure on top line growth for our UnitedHealthcare and OptumHealth businesses. This workplace attrition will continue to impact UnitedHealthcare’s commercial risk and fee-based membership in 2010, and this is expected to continue until national employment stabilizes. In contrast, our AmeriChoice business is experiencing growth in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. In response to recessionary conditions, the U.S. Federal Reserve has maintained the target federal funds rate at a range of zero to 25 basis points.

In general, we believe that economic recessions could impact our revenue growth rate and our operating profitability. We also believe that government funding pressure, coupled with recessionary economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses. For additional discussions regarding how the adverse economic conditions could affect our business, see “Item 1A. Risk Factors” in Part I of our 2009 10-K.

Mental Health Parity and Addiction Equity Act. The Paul Wellstone-Pete Domenici Mental Health Parity and Addiction Equity Act 2008 (Mental Health Parity Act) became effective for plan years beginning on or after October 3, 2009 and requires that financial requirements and treatment limitations applicable to mental health or substance abuse benefits be no more restrictive than those imposed on medical and surgical benefits. The Mental Health Parity Act does not require plans to offer mental health or substance abuse benefits. The Federal Mental Health Parity Act Interim Final Regulations were released in February 2010 with an effective date as early as July 1, 2010 for some plans. Based on our current interpretations of the regulatory changes, we expect to see some impacts to risk-based behavioral health benefit costs beginning in 2011. Based on our renewal cycle, we believe the impact on our 2010 results of operations will not be material. We anticipate pricing actions in 2011 may mitigate the impact of revised regulations.

RESULTS SUMMARY

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	2010 vs. 2009
Revenues:
Premiums	$21,128	$20,111	$1,017	5%
Services	1,364	1,296	68	5
Products	528	439	89	20
Investment and other income	173	158	15	9

Total revenues	23,193	22,004	1,189	5

Operating costs:
Medical costs	17,170	16,570	600	4
Medical care ratio	81.3%	82.4%		(1.1)
Operating costs	3,276	3,128	148	5
Operating cost ratio	14.1%	14.2%		(0.1)
Cost of products sold	483	404	79	20
Depreciation and amortization	248	234	14	6

Total operating costs	21,177	20,336	841	4

Earnings from operations	2,016	1,668	348	21
Operating margin	8.7%	7.6%		1.1
Interest expense	(125)	(131)	6	5

Earnings before income taxes	1,891	1,537	354	23
Provision for income taxes	(700)	(553)	(147)	(27)
Tax rate	37.0%	36.0%		1.0

Net earnings	$1,191	$984	$207	21%

Diluted net earnings per common share	$1.03	$0.81	$0.22	27%
Return on equity	19.9%	18.7%		1.2%

2010 RESULTS OF OPERATIONS COMPARED TO 2009 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues in the first quarter of 2010 were primarily due to strong organic growth in risk-based offerings in our public and senior markets businesses, commercial premium rate increases reflecting underlying medical cost trends and growth in public sector specialty benefit offerings and health care technology software and services, partially offset by decreases in our commercial membership.

Medical Costs

Medical costs in the first quarter of 2010 increased primarily due to growth in our public and senior markets risk-based businesses, which was partially offset by overall net favorable development in prior period medical costs.

For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended March 31, 2010 and 2009, there was $490 million and $200 million, respectively, of net favorable medical cost development related to prior fiscal years. The 2010 favorable development was primarily driven by changes in previous estimates related to more efficient claims handling and processing, resulting in higher completion factors, lower than expected health system utilization levels, the H1N1 influenza outbreak being less costly than had been estimated and the mix effect of longer duration state Medicaid members who have a more favorable health status.

Operating Costs

Operating costs for the first quarter of 2010 increased due to acquired and organic business growth, partially offset by ongoing cost management and quality improvements.

Income Tax Rate

The increase in our effective income tax rate in 2010 resulted primarily from limitations on the future deductibility of certain compensation related to the Health Reform Legislation, which was signed into law during the first quarter of 2010.

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

The following summarizes the operating results of our reporting segments:

(in millions, except percentages)	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	2010 vs. 2009
Revenues
Health Benefits	$21,637	$20,672	$965	5%
OptumHealth	1,417	1,332	85	6
Ingenix	505	385	120	31
Prescription Solutions	4,096	3,539	557	16
Eliminations	(4,462)	(3,924)	(538)	nm

Consolidated revenues	$23,193	$22,004	$1,189	5%

Earnings from operations
Health Benefits	$1,682	$1,321	$361	27%
OptumHealth	151	158	(7)	(4)
Ingenix	53	49	4	8
Prescription Solutions	130	140	(10)	(7)

Consolidated earnings from operations	$2,016	$1,668	$348	21%

Operating margin
Health Benefits	7.8%	6.4%		1.4%
OptumHealth	10.7	11.9		(1.2)
Ingenix	10.5	12.7		(2.2)
Prescription Solutions	3.2	4.0		(0.8)

Consolidated operating margin	8.7%	7.6%		1.1%

nm = not meaningful

The following summarizes the number of individuals served by our Health Benefits businesses, by major market segment and funding arrangement, as of March 31, 2010 and 2009:

			Increase (Decrease)
(in thousands, except percentages)	2010	2009	2010 vs. 2009
Commercial risk-based	9,140	9,915	(775)	(8)%
Commercial fee-based	15,380	15,525	(145)	(1)

Total commercial	24,520	25,440	(920)	(4)

Medicare Advantage	2,005	1,695	310	18
Medicaid	3,045	2,695	350	13
Standardized Medicare Supplement	2,715	2,600	115	4

Total public and senior	7,765	6,990	775	11

Total Health Benefits	32,285	32,430	(145)	(0)%

Health Benefits

The revenue growth in Health Benefits for the three months ended March 31, 2010 was primarily due to growth in the number of individuals served by our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends, partially offset by a decline in individuals served through commercial products, principally reflecting the decline in U.S. employment, and Medicare Advantage premium rate decreases. For the three months ended March 31, 2010 and 2009, revenues were $10.0 billion and $10.3 billion for UnitedHealthcare; $9.3 billion and $8.4 billion for Ovations; and $2.3 billion and $1.9 billion for AmeriChoice, respectively.

Health Benefits earnings from operations for the three months ended March 31, 2010 increased $361 million or 27% over the prior year primarily due to factors that increased revenues described above as well as the effect of increased net favorable development in prior period medical costs.

OptumHealth

Increased revenues in OptumHealth for the three months ended March 31, 2010 were driven by new business development in large scale public sector programs and increased sales of benefits and services to external employer markets, partially offset by a decline in revenues associated with a decrease in UnitedHealthcare commercial membership. As of March 31, 2010, OptumHealth provided services to approximately 62 million consumers as compared to 58 million as of March 31, 2009.

Earnings from operations and operating margins for the three months ended March 31, 2010 decreased due to the loss of higher margin UnitedHealthcare risk-based business with earnings growth from expanding services in the public sector and external employer markets partially offsetting the decline in earnings from operations.

Ingenix

Increased revenues in Ingenix for the three months ended March 31, 2010 were primarily due to the impact of 2009 acquisitions and growth in information technology services and payment cycle management services. The decrease in operating margin for the three months ended March 31, 2010 was primarily due to increases in the mix of lower margin services businesses, continued pressure in the pharmaceutical services business and investments in new growth areas.

Prescription Solutions

The increased Prescription Solutions revenues for the three months ended March 31, 2010 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our Ovations business. Intersegment revenues eliminated in consolidation were $3.6 billion and $3.1 billion for the three months ended March 31, 2010 and 2009, respectively.

Prescription Solutions earnings from operations and operating margin for the three months ended March 31, 2010 decreased primarily due to changes in performance-based pricing contracts with Medicare Part D plan sponsors, which were partially offset by prescription volume growth, gains in mail service drug fulfillment and a continuing favorable mix shift to generic pharmaceuticals.

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

Our regulated subsidiaries are subject to regulations and standards in their respective states of domicile. Most of these regulations and standards conform to those established by NAIC. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that can be paid is $3.2 billion. For the three months ended March 31, 2010, our regulated subsidiaries paid their parent companies ordinary dividends of $460 million. For the year ended December 31, 2009, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $2.5 billion of extraordinary dividends. The total dividends included all of the ordinary capacity of $3.1 billion. In some cases, ordinary dividends were reclassified as extraordinary dividends due to their increased size and/or accelerated timing. Given current statutory capital levels, we anticipate lower overall regulated subsidiary dividends in 2010 as compared to 2009.

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

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Three Months Ended March 31.
(in millions)	2010	2009
Sources of cash:
Cash provided by operating activities	$1,205	$1,112
Sales of investments	960	1,349
Maturities of investments	740	757
Interest rate swap termination	0	513
Customer funds administered	898	621
Other	327	201

Total sources of cash	4,130	4,553

Uses of cash:
Purchases of investments	(2,073)	(2,102)
Retirement of long-term debt	(833)	(900)
Common stock repurchases	(626)	(689)
Other	(478)	(401)

Total uses of cash	(4,010)	(4,092)

Net increase in cash	$120	$461

2010 Cash Flows Compared to 2009 Cash Flows

First quarter cash flows from operating activities increased $93 million, or 8%, in 2010. Factors that improved cash flows from operating activities were growth in net earnings and related income tax accruals and the timing of prescription rebate receipts. These factors were partially offset by a decrease in cash flows from operations related to the change in medical costs payable due to the acceleration of the payment cycle associated with the Medicare Part D program, as well as the timing of other medical claim payments. Cash flows used for investing activities increased $427 million, or 274%, primarily due to decreases in sales of investments.

Financial Condition

As of March 31, 2010, our cash, cash equivalent and available-for-sale investment balances of $24.7 billion included $9.9 billion of cash and cash equivalents (of which $1.9 billion was held by non-regulated entities), $14.2 billion of debt securities and $602 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our $2.5 billion bank credit facility, reduce the need to sell investments in adverse markets. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a weighted-average duration of 2.2 years and a weighted-average credit rating of “AA” as of March 31, 2010. Included in the debt securities balance were $2.9 billion of state and municipal obligations that are guaranteed by third parties. A number of different guarantors guarantee the securities, and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of March 31, 2010.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and significant cash and cash equivalent balances at our regulated and unregulated entities, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper program, which facilitates the issuance of senior unsecured debt sold on a discount basis with maturities of up to 270 days through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. We had $225 million of commercial paper outstanding as of March 31, 2010.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. We had no amounts outstanding under this facility as of March 31, 2010. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. As of March 31, 2010, the interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.7%.

Our bank credit facility contains various covenants, the most restrictive of which requires us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, was 30.2% and 32.1% as of March 31, 2010 and December 31, 2009, respectively. We were in compliance with our debt covenants as of March 31, 2010.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unspecified amount of debt securities.

Credit Ratings. Our credit ratings at March 31, 2010 were as follows:

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

Debt Tender. In February 2010, we completed cash tender offers for $775 million in aggregate principal of certain of our outstanding fixed-rate notes to improve the matching of the interest rate exposure related to our floating rate assets and liabilities on our balance sheet. We expect interest expense to be lower in 2010 as a result of the debt tender.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 120 million shares of our common stock. During the three months ended

March 31, 2010, we repurchased 18.9 million shares at an average price of approximately $33 per share and an aggregate cost of $626 million. As of March 31, 2010, we had Board authorization to purchase up to an additional 105.2 million shares of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2009 was disclosed in our 2009 10-K. During the three months ended March 31, 2010, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our fiscal year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

We have determined that all other recently issued accounting standards will not have a material impact on our Condensed Consolidated Financial Statements, or do not apply to our operations.

CRITICAL ACCOUNTING ESTIMATES

We prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP. In preparing these Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2009 10-K. As of March 31, 2010, our critical accounting policies have not changed from those described in our 2009 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2009 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2010, we had an aggregate $2 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of March 31, 2010, there were no other significant concentrations of credit risk.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions, trends and uncertainties and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.

Some factors that could cause results to differ materially from the forward-looking statements include: the ultimate impact of the Health Reform Legislation, which could materially adversely affect our financial position and results of operations through reduced revenues, increased costs, new taxes, expanded liability, changes to the ways in which we conduct business or putting us at risk for loss of business; our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations or changes in existing laws or regulations or their enforcement could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs resulting from federal and state regulations affecting the health care industry; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; uncertainties regarding changes in Medicare; potential reductions in revenue received from Medicare and Medicaid programs; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent third-party brokers, consultants and agents; failure to comply with restrictions on patient privacy and data security regulations; events that may negatively affect our contracts with AARP; increases in costs and other liabilities associated with increased litigation; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations; failure to complete or receive anticipated benefits of acquisitions; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this report and in our other periodic and current filings with the SEC, including our 2009 10-K. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of March 31, 2010, $9.9 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $4.1 billion of our debt as of March 31, 2010 was at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of March 31, 2010, $14.4 billion of our investments was fixed-rate debt securities and $6.4 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we enter into interest rate swap agreements with financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements converted a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. Additional information on our derivative financial instruments is included in Note 6 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of March 31, 2010 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$198	$81	$(1,104)	$(971)
1%	99	41	(564)	(523)
(1)%	(15)	(12)	561	609
(2)%	nm	nm	1,113	1,324

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of March 31, 2010, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of March 31, 2010, we had $602 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our 2009 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2009 10-K, except that we modified our risk factor relating to health care reform, as set forth below, due to enactment of the Health Reform Legislation.

The enactment or implementation of health care reforms could materially adversely affect the manner in which we conduct business and our revenues, financial position and results of operations.

In the first quarter of 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, were signed into law. The Health Reform Legislation enhances access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs and CHIP and other aspects of the health care system. Among other things, the Health Reform Legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, establishes minimum medical cost ratios, imposes new and significant taxes on health insurers and health care benefits, reduces the Medicare Part D coverage gap and reduces payments to private plans offering Medicare Advantage.

Provisions of the Health Reform Legislation become effective at various dates over the next several years. HHS, NAIC, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the Health Reform Legislation. Due to the complexity of the Health Reform Legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation, the impact of the Health Reform Legislation is difficult to predict and not yet fully known.

For example, the Health Reform Legislation established minimum medical cost ratios for all commercial health plans in the large employer group, small employer group and individual markets (85% for large employer groups, 80% for small employer groups and 80% for individuals), and companies with medical cost ratios below these targets will be required to rebate premiums to their customers annually. HHS has not yet promulgated rules addressing the appropriate measurement and application of these ratios. Depending on the results of the calculation and the manner in which we adjust our business model in light of this requirement, there could be meaningful disruptions in local health care markets, and our market share, revenues and results of operations could suffer a material adverse effect.

Several of the provisions in the Health Reform Legislation will likely increase our medical cost trends. Examples of these provisions are the excise tax on medical devices, annual fees on prescription drug manufacturers and the prohibition of pre-existing condition exclusions. The annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which may not be deductible for income tax purposes, will increase our operating costs. Premium increases will be necessary to offset the impact these and other provisions will have on our medical and operating costs. These premium increases are oftentimes subject to state regulatory approval, and Congress is also considering additional health care reform measures that would subject all rate increases to a federal or state governmental pre-approval process. If we are not able to secure approval for premium increases to offset increases in our cost structure, our results of operations could be materially adversely affected. For additional information regarding the Health Reform Legislation, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Business Trends — Health Care Reforms.”

Congress is also considering additional health care reform measures, and a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets. The effects of the Health Reform Legislation and recently adopted state laws, and the regulations that have been and will be promulgated thereunder, are difficult to predict, and we cannot predict whether any other federal or state proposals will ultimately become law. Such laws and rules could force us to materially change how we do business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase our medical and administrative costs and capital requirements, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, our market share, our financial position, including our ability to maintain the value of our goodwill, and our cash flows could be materially adversely affected by such changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

First Quarter 2010

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
January 31, 2010	1,005,284		$32.65	1,005,284	27,652,071
February 28, 2010	8,572,474	(b)	$32.76	8,552,075	114,568,848
March 31, 2010	9,385,811		$33.35	9,385,811	105,183,037

Total	18,963,569		$33.04	18,943,170

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In February 2010, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 120 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 8,552,075 shares of our common stock repurchased during the period and 20,399 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: May 5, 2010

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: May 5, 2010

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: May 5, 2010

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.