Form 10-Q
period 2010-06-30
UNITEDHEALTH GROUP INC
filed 2010-08-05
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 30, 2010, there were 1,124,267,834 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,983	$9,800
Short-term investments	1,090	1,239
Accounts receivable, net	2,766	1,954
Assets under management	2,441	2,383
Deferred income taxes	391	448
Other current receivables	1,810	1,838
Prepaid expenses and other current assets	501	538

Total current assets	18,982	18,200

Long-term investments	14,019	13,311
Property, equipment and capitalized software, net	2,069	2,140
Goodwill	20,985	20,727
Other intangible assets, net	2,257	2,381
Other assets	2,112	2,286

Total assets	$60,424	$59,045

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,422	$9,362
Accounts payable and accrued liabilities	6,122	6,283
Other policy liabilities	3,891	3,137
Commercial paper and current maturities of long-term debt	2,676	2,164
Unearned revenues	992	1,217

Total current liabilities	23,103	22,163

Long-term debt, less current maturities	8,036	9,009
Future policy benefits	2,324	2,325
Other liabilities	2,132	1,942

Total liabilities	35,595	35,439

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value —10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value —3,000 shares authorized; 1,115 and 1,147 issued and outstanding	11	11
Retained earnings	24,465	23,342
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	390	277
Foreign currency translation losses	(37)	(24)

Total shareholders’ equity	24,829	23,606

Total liabilities and shareholders’ equity	$60,424	$59,045

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenues:
Premiums	$21,125	$19,746	$42,253	$39,857
Services	1,413	1,307	2,777	2,603
Products	577	449	1,105	888
Investment and other income	149	153	322	311

Total revenues	23,264	21,655	46,457	43,659

Operating costs:
Medical costs	17,221	16,507	34,391	33,077
Operating costs	3,359	3,037	6,635	6,165
Cost of products sold	534	422	1,017	826
Depreciation and amortization	249	249	497	483

Total operating costs	21,363	20,215	42,540	40,551

Earnings from operations	1,901	1,440	3,917	3,108
Interest expense	(119)	(139)	(244)	(270)

Earnings before income taxes	1,782	1,301	3,673	2,838
Provision for income taxes	(659)	(442)	(1,359)	(995)

Net earnings	$1,123	$859	$2,314	$1,843

Basic net earnings per common share	$1.00	$0.73	$2.04	$1.56

Diluted net earnings per common share	$0.99	$0.73	$2.02	$1.54

Basic weighted-average number of common shares outstanding	1,127	1,170	1,136	1,184
Dilutive effect of common stock equivalents	8	10	10	11

Diluted weighted-average number of common shares outstanding	1,135	1,180	1,146	1,195

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	100	117	98	117
Cash dividends per common share	$0.155	$0.030	$0.155	$0.030

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2010	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				2,314		2,314
Unrealized holding gains on investment securities during the period, net of tax expense of $82					148	148
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $19					(35)	(35)
Foreign currency translation losses					(13)	(13)
Issuances of common stock, and related tax benefits	7	0	46			46
Common stock repurchases	(39)	0	(224)	(1,017)		(1,241)
Share-based compensation, and related tax benefits			178			178
Common stock dividend				(174)		(174)

Balance at June 30, 2010	1,115	$11	$0	$24,465	$353	$24,829

Balance at January 1, 2009	1,201	$12	$38	$20,782	$(52)	$20,780
Net earnings				1,843		1,843
Unrealized holding gains on investment securities during the period, net of tax expense of $84					147	147
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $2					(4)	(4)
Foreign currency translation gains					3	3
Issuances of common stock, and related tax benefits	14	0	125			125
Common stock repurchases	(64)	(1)	(354)	(1,149)		(1,504)
Share-based compensation, and related tax benefits			191			191
Common stock dividend				(36)		(36)

Balance at June 30, 2009	1,151	$11	$0	$21,440	$94	$21,545

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2010	2009
Operating activities
Net earnings	$2,314	$1,843
Noncash items:
Depreciation and amortization	497	483
Deferred income taxes	59	114
Share-based compensation	167	180
Other	9	7
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(789)	(720)
Other assets	(70)	(407)
Medical costs payable	41	770
Accounts payable and other liabilities	(14)	(276)
Other policy liabilities	(97)	(233)
Unearned revenues	(189)	(157)

Cash flows from operating activities	1,928	1,604

Investing activities
Cash paid for acquisitions, net of cash assumed	(165)	(400)
Purchases of property, equipment and capitalized software	(343)	(311)
Purchases of investments	(3,258)	(3,710)
Sales of investments	1,522	2,635
Maturities of investments	1,426	1,296

Cash flows used for investing activities	(818)	(490)

Financing activities
Proceeds from (repayments of) commercial paper, net	880	(39)
Payments for retirement of long-term debt	(1,333)	(900)
Proceeds from interest rate swap termination	0	513
Common stock repurchases	(1,241)	(1,504)
Proceeds from common stock issuances	106	183
Share-based compensation excess tax benefit	6	27
Customer funds administered	1,108	674
Dividends paid	(174)	(36)
Checks outstanding	(222)	(189)
Other	(57)	(22)

Cash flows used for financing activities	(927)	(1,293)

Increase (decrease) in cash and cash equivalents	183	(179)
Cash and cash equivalents, beginning of period	9,800	7,426

Cash and cash equivalents, end of period	$9,983	$7,247

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (the Company). The Company has eliminated intercompany balances and transactions. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. As such, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC (2009 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.

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

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update amends the fair value guidance of the FASB Accounting Standards Codification (ASC) to require additional disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. The Company’s fair value disclosures, including the new disclosures effective in 2010, have been included in Note 3 of Notes to the Condensed Consolidated Financial Statements.

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

2.    Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,767	$36	$0	$1,803
State and municipal obligations	5,927	269	(4)	6,192
Corporate obligations	3,834	215	(5)	4,044
U.S. agency mortgage-backed securities	1,805	77	0	1,882
Non-U.S. agency mortgage-backed securities	500	27	0	527

Total debt securities — available-for-sale	13,833	624	(9)	14,448

Equity securities — available-for-sale	451	18	(14)	455
Debt securities — held-to-maturity:
U.S. government and agency obligations	170	6	0	176
State and municipal obligations	16	0	0	16
Corporate obligations	20	0	0	20

Total debt securities — held-to-maturity	206	6	0	212

Total investments	$14,490	$648	$(23)	$15,115

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,566	$12	$(11)	$1,567
State and municipal obligations	6,080	248	(11)	6,317
Corporate obligations	3,278	149	(6)	3,421
U.S. agency mortgage-backed securities	1,870	64	(3)	1,931
Non-U.S. agency mortgage-backed securities	535	8	(5)	538

Total debt securities — available-for-sale	13,329	481	(36)	13,774

Equity securities — available-for-sale	579	12	(14)	577
Debt securities — held-to-maturity:
U.S. government and agency obligations	158	4	0	162
State and municipal obligations	17	0	0	17
Corporate obligations	24	0	0	24

Total debt securities — held-to-maturity	199	4	0	203

Total investments	$14,107	$497	$(50)	$14,554

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $7 million and $9 million as of June 30, 2010 and December 31, 2009, respectively. Also included were Alt-A securities with fair values of $17 million and $19 million as of June 30, 2010 and December 31, 2009, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair values of the Company’s mortgage-backed securities by credit rating and non-U.S. agency mortgage-backed securities by origination as of June 30, 2010 were as follows:

(in millions)	AAA	A	BBB	Non- Investment Grade	Total Fair Value
2007	$76	$1	$9	$3	$89
2006	136	6	0	17	159
2005	140	1	0	11	152
Pre-2005	126	1	0	0	127
U.S agency mortgage-backed securities	1,882	0	0	0	1,882

Total	$2,360	$9	$9	$31	$2,409

The amortized cost and fair value of available-for-sale debt securities as of June 30, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,273	$1,282
Due after one year through five years	4,754	4,984
Due after five years through ten years	3,251	3,426
Due after ten years	2,250	2,347
U.S. agency mortgage-backed securities	1,805	1,882
Non-U.S. agency mortgage-backed securities	500	527

Total debt securities — available-for-sale	$13,833	$14,448

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$76	$77
Due after one year through five years	93	96
Due after five years through ten years	27	28
Due after ten years	10	11

Total debt securities — held-to-maturity	$206	$212

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010
Debt securities — available-for-sale:
State and municipal obligations	153	(2)	77	(2)	230	(4)
Corporate obligations	217	(4)	22	(1)	239	(5)

Total debt securities — available-for-sale	$370	$(6)	$99	$(3)	$469	$(9)

Equity securities — available-for-sale	$174	$(13)	$11	$(1)	$185	$(14)

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$437	$(11)	$4	$0	$441	$(11)
State and municipal obligations	392	(6)	100	(5)	492	(11)
Corporate obligations	304	(3)	69	(3)	373	(6)
U.S. agency mortgage-backed securities	355	(3)	2	0	357	(3)
Non-U.S. agency mortgage-backed securities	134	(1)	86	(4)	220	(5)

Total debt securities — available-for-sale	$1,622	$(24)	$261	$(12)	$1,883	$(36)

Equity securities — available-for-sale	$169	$(13)	$1	$(1)	$170	$(14)

Investments classified as held-to-maturity have been excluded from the above analysis. These investments are predominantly held in U.S. government or agency obligations. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses from all securities as of June 30, 2010 were generated from approximately 460 positions out of a total of approximately 13,000 positions. The Company believes that it will collect all principal and interest due on all investments that have an amortized cost in excess of fair value. The unrealized losses on investments in state and municipal obligations and corporate obligations as of June 30, 2010 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of June 30, 2010, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of June 30, 2010, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of June 30, 2010.

A portion of the Company’s investments in equity securities and venture capital funds consists of investments held in various public and nonpublic companies concentrated in the areas of health care services and related

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

information technologies. Market conditions that affect the value of health care and related technology stocks will likewise impact the value of the Company’s equity portfolio. The equity securities and venture capital funds were evaluated for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains, before taxes, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Total OTTI	$(4)	$(5)	$(5)	$(37)
Portion of loss recognized in other comprehensive income	0	0	0	0

Net OTTI recognized in earnings	(4)	(5)	(5)	(37)
Gross realized losses from sales	(2)	(19)	(3)	(30)
Gross realized gains from sales	22	27	62	73

Net realized gains	$16	$3	$54	$6

For the three and six months ended June 30, 2010 and 2009, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value hierarchy is as follows:

Level 1 — Quoted (unadjusted) prices for identical assets/liabilities in active markets.

Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2010
Cash and cash equivalents	$9,545	$438	$0	$9,983
Debt securities — available-for-sale:
U.S. government and agency obligations	1,201	602	0	1,803
State and municipal obligations	0	6,192	0	6,192
Corporate obligations	19	3,926	99	4,044
U.S. agency mortgage-backed securities	0	1,882	0	1,882
Non-U.S. agency mortgage-backed securities	0	519	8	527

Total debt securities — available-for-sale	1,220	13,121	107	14,448
Equity securities — available-for-sale	267	2	186	455

Total cash, cash equivalents and investments at fair value	11,032	13,561	293	24,886

Interest rate swap assets	0	35	0	35

Total assets at fair value	$11,032	$13,596	$293	$24,921

Percentage of total assets at fair value	44%	55%	1%	100%

Interest rate swap liabilities	$0	$2	$0	$2

December 31, 2009
Cash and cash equivalents	$9,135	$665	$0	$9,800
Debt securities — available-for-sale:
U.S. government and agency obligations	1,024	543	0	1,567
State and municipal obligations	0	6,317	0	6,317
Corporate obligations	18	3,293	110	3,421
U.S. agency mortgage-backed securities	0	1,931	0	1,931
Non-U.S. agency mortgage-backed securities	0	528	10	538

Total debt securities — available-for-sale	1,042	12,612	120	13,774
Equity securities — available-for-sale	262	3	312	577

Total cash, cash equivalents and investments at fair value	$10,439	$13,280	$432	$24,151

Percentage of total cash, cash equivalents and investments at fair value	43%	55%	2%	100%

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2010.

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $155 million as of June 30, 2010. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $31 million mainly consist of preferred stock for which there is no active market.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded, the fair values are classified as Level 2 estimates.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2010
Balance at beginning of period	$114	$324	$438	$120	$312	$432
Sales, net	(9)	(152)	(161)	(14)	(142)	(156)
Net unrealized gains in accumulated other comprehensive income	0	6	6	0	6	6
Net realized gains in investment and other income	2	8	10	1	10	11

Balance at end of period	$107	$186	$293	$107	$186	$293

June 30, 2009
Balance at beginning of period	$60	$301	$361	$62	$304	$366
Purchases (sales), net	0	7	7	(2)	5	3
Net unrealized gains in accumulated other comprehensive income	0	6	6	0	5	5
Net realized losses in investment and other income	0	(5)	(5)	0	(5)	(5)

Balance at end of period	$60	$309	$369	$60	$309	$369

There were no transfers into or from Level 3 for the three and six months ended June 30, 2010 and 2009.

There were no significant fair value adjustments recorded during the three and six months ended June 30, 2010 or 2009, for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$14,448	$14,448	$13,774	$13,774
Equity securities — available-for-sale	455	455	577	577
Debt securities — held-to-maturity	206	212	199	203
AARP Program-related investments	2,386	2,386	2,114	2,114
Interest rate swap assets	35	35	0	0

Liabilities
Senior unsecured notes	10,712	11,186	11,173	11,043
Interest rate swap liabilities	2	2	0	0

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

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2010		December 31, 2009
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$0	$271	$0
Other policy liabilities	671	128	0	268

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

For the three months ended June 30, 2010, there was $90 million of net favorable medical cost development related to prior fiscal years and $180 million of net favorable medical cost development related to the first quarter of 2010. For the six months ended June 30, 2010, medical costs included $580 million of net favorable medical cost development related to prior fiscal years. The favorable development for both the three and six months ended June 30, 2010 was primarily driven by changes in previous estimates related to more efficient claims handling and processing, resulting in higher completion factors and lower than expected health system utilization levels.

For the three months ended June 30, 2009, there was no net medical cost development related to prior fiscal years and $30 million of net favorable medical cost development related to the first quarter of 2009. For the six months ended June 30, 2009, medical costs included $200 million of net favorable medical cost development related to prior fiscal years. No factors were individually material to the net favorable medical cost development for either the three or six months ended June 30, 2009.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	June 30, 2010			December 31, 2009
(in millions)	Par Value	Carrying Value (a,c)	Fair Value (b)	Par Value	Carrying Value (c)	Fair Value (b)
Commercial paper	$880	$880	$880	$0	$0	$0
Senior unsecured floating-rate notes due June 2010	0	0	0	500	500	499
5.1% senior unsecured notes due November 2010	250	253	254	250	257	259
Senior unsecured floating-rate notes due February 2011	250	250	251	250	250	251
5.3% senior unsecured notes due March 2011 (d)	705	720	724	750	781	777
5.5% senior unsecured notes due November 2012 (d)	352	375	378	450	480	481
4.9% senior unsecured notes due February 2013 (d)	534	538	573	550	549	575
4.9% senior unsecured notes due April 2013 (d)	409	425	437	450	464	472
4.8% senior unsecured notes due February 2014 (d)	172	187	184	250	268	256
5.0% senior unsecured notes due August 2014 (d)	389	426	424	500	540	518
4.9% senior unsecured notes due March 2015 (d)	416	459	442	500	544	513
5.4% senior unsecured notes due March 2016 (d)	601	673	653	750	847	772
5.4% senior unsecured notes due November 2016	95	95	104	95	95	98
6.0% senior unsecured notes due June 2017 (d)	441	513	484	500	587	523
6.0% senior unsecured notes due November 2017 (d)	156	177	176	250	285	258
6.0% senior unsecured notes due February 2018	1,100	1,099	1,227	1,100	1,099	1,136
Zero coupon senior unsecured notes due November 2022 (e)	1,095	573	642	1,095	558	611
5.8% senior unsecured notes due March 2036	850	844	854	850	844	762
6.5% senior unsecured notes due June 2037	500	495	540	500	495	493
6.6% senior unsecured notes due November 2037	650	645	714	650	645	651
6.9% senior unsecured notes due February 2038	1,100	1,085	1,245	1,100	1,085	1,138

Total commercial paper and long-term debt	$10,945	$10,712	$11,186	$11,340	$11,173	$11,043

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values discussed under “Interest Rate Swap Contracts” below.
(b)	Estimated based on third-party quoted market prices for the same or similar issues.
(c)	The carrying value of debt reflects accretion of issuance discounts and unamortized net gains or losses on related interest rate swap contracts, which terminated in January 2009.
(d)	A portion of these notes was classified with the current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of December 31, 2009 due to the debt tender offers discussed under “Debt Tender” below.
(e)	These notes have been classified with the current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 due to a current note holder option to “put” the note to the Company beginning on November 15, 2010, and on each November 15 thereafter until 2022 (except 2014), for a specified price.

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of June 30, 2010, the Company’s outstanding commercial paper had interest rates ranging from 0.4% to 0.5%.

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of June 30, 2010. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of June 30, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 1.0%.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Debt Covenants

The Company’s bank credit facility contains various covenants, the most restrictive of which requires the Company to maintain a debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of June 30, 2010.

Debt Tender

In the first quarter of 2010, the Company completed cash tender offers for $775 million in aggregate principal of certain of its outstanding fixed-rate notes to improve the matching of interest rate exposure related to its floating rate assets and liabilities on its balance sheet.

Interest Rate Swap Contracts

During the first half of 2010, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges of fixed-rate debt. Since the specific terms and notional amounts of the swaps match those of the debt being hedged, they were assumed to be highly effective hedges and all changes in fair value of the swaps were recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.

The following table summarizes the location and fair value of fair value hedges on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2010:

Type of Fair Value Hedge	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(in millions)
Interest rate swap contracts	$3,578	Other assets	$35
		Other liabilities	2

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
		(in millions)			(in millions)
Three Months Ended June 30, 2010
Interest rate swap contracts	Interest expense	$47	Fixed rate debt	Interest expense	$(47)
Six Months Ended June 30, 2010
Interest rate swap contracts	Interest expense	$33	Fixed rate debt	Interest expense	$(33)

7.    Income Taxes

The Company’s income tax rate for both the three and six months ended June 30, 2010 was 37.0%. The Company’s income tax rate for the three and six months ended June 30, 2009 was 34.0% and 35.1%,

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

respectively. The increase in the effective income tax rate resulted primarily from limitations on the future deductibility of certain compensation related to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation), which was signed into law during the first quarter of 2010, as well as a benefit in the 2009 tax rate from the resolution of various historical federal and state income tax matters.

8.    Shareholders’ Equity

Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased the Company’s share repurchase program, and authorized the Company to repurchase up to 120 million shares of its common stock. During the six months ended June 30, 2010, the Company repurchased 39 million shares at an average price of approximately $32 per share and an aggregate cost of $1.2 billion. As of June 30, 2010, the Company had Board authorization to purchase up to an additional 85 million shares of its common stock.

Dividends

In May 2010, the Company’s Board of Directors increased the Company’s cash dividend to shareholders and moved the Company to a quarterly dividend payment cycle. The first quarterly dividend of $0.125 per share was paid on June 21, 2010 to shareholders of record on June 7, 2010. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010 the Company’s policy had been to pay an annual dividend, the most recent of which was $0.03 per share paid on April 20, 2010 to shareholders of record on April 6, 2010.

9.    Share-Based Compensation

As of June 30, 2010, the Company had 56.5 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 12.5 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the six months ended June 30, 2010 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at beginning of period	124,146	$39
Granted	9,119	33
Exercised	(4,055)	18
Forfeited	(3,930)	44

Outstanding at end of period	125,280	$39	5.5	$183

Exercisable at end of period	94,608	$40	4.5	$180
Vested and expected to vest end of period	120,818	$39	5.3	$183

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk free interest rate	1.9%	2.1% - 2.2%	1.9% - 2.1%	1.7% - 2.2%
Expected volatility	46.2%	46.3%	45.8% - 46.2%	41.3% - 46.3%
Expected dividend yield	1.7%	0.1%	0.1% - 1.7%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.6	4.4	4.6 - 5.1	4.4 - 5.1

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

The weighted-average grant date fair value of stock options and SARs granted during the three and six months ended June 30, 2010 was approximately $10 per share and $13 per share, respectively. The weighted-average grant date fair value of stock options and SARs granted during both the three and six months ended June 30, 2009 was approximately $10 per share. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2010 was $9 million and $62 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2009 was $8 million and $215 million, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Shares

Restricted shares generally vest ratably over two to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the six months ended June 30, 2010 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	10,620	$32
Granted	4,147	33
Vested	(2,645)	32
Forfeited	(261)	32

Nonvested at end of period	11,861	$32

The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2010 was approximately $29 per share and $33 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2009 was approximately $28 per share and $29 per share, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2010 was $41 million and $85 million, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2009 was $45 million and $54 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and six months ended June 30, 2010, the Company recognized compensation expense related to its share-based compensation plans of $67 million ($65 million net of tax effects) and $167 million ($152 million net of tax effects), respectively. For the three and six months ended June 30, 2009, the Company recognized compensation expense related to its share-based compensation plans of $85 million ($58 million net of tax effects) and $180 million ($121 million net of tax effects), respectively. Share-based compensation expense is recognized in operating costs in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2010, there was $567 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.4 years. For the three and six months ended June 30, 2010, the income tax benefit realized from share-based award exercises was $16 million and $44 million, respectively. For the three and six months ended June 30, 2009, the income tax benefit realized from share-based award exercises was $16 million and $69 million, respectively.

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

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in other policy liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in medical costs in the Condensed Consolidated Statement of Operations. The Company believes the RSF balance as of June 30, 2010 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Condensed Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Condensed Consolidated Balance Sheets as assets under management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program, and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings.

The Company elected to measure the entirety of the AARP assets under management at fair value, pursuant to the fair value option.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2010	December 31, 2009
Accounts receivable	$530	$509
Assets under management	2,441	2,383
Medical costs payable	1,223	1,182
Accounts payable and accrued liabilities	16	40
Other policy liabilities	1,163	1,145
Future policy benefits	497	482
Other liabilities	72	43

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of cash, cash equivalents and investments associated with the Program, reflected as assets under management, and the fair value of other assets and other liabilities were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2010
Cash and cash equivalents	$55	$0	$0	$55
Debt securities:
U.S. government and agency obligations	500	318	0	818
State and municipal obligations	0	9	0	9
Corporate obligations	0	1,071	0	1,071
U.S. agency mortgage-backed securities	0	346	0	346
Non-U.S. agency mortgage-backed securities	0	140	0	140

Total debt securities	500	1,884	0	2,384

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$555	$1,886	$0	$2,441

Other liabilities	$0	$0	$72	$72

Total liabilities at fair value	$0	$0	$72	$72

December 31, 2009
Cash and cash equivalents	$269	$0	$0	$269
Debt securities:
U.S. government and agency obligations	358	298	0	656
State and municipal obligations	0	9	0	9
Corporate obligations	0	955	0	955
U.S. agency mortgage-backed securities	0	343	0	343
Non-U.S. agency mortgage-backed securities	0	149	0	149

Total debt securities	358	1,754	0	2,112

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$627	$1,756	$0	$2,383

Other liabilities	$0	$0	$43	$43

Total liabilities at fair value	$0	$0	$43	$43

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Net earnings	$1,123	$859	$2,314	$1,843
Unrealized holding gains on investment securities arising during the period, net of tax expense of $65, $46, $82 and $84, respectively	121	81	148	147
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $5, $1, $19 and $2, respectively	(11)	(2)	(35)	(4)
Foreign currency translation (losses) gains	(9)	9	(13)	3

Comprehensive income	$1,224	$947	$2,414	$1,989

12.    Segment Financial Information

The Company has four reporting segments:

•	Health Benefits, which includes UnitedHealthcare, Ovations and AmeriChoice;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

The following is a description of the types of products and services from which each of the Company’s reporting segments derives its revenues:

•

Health Benefits includes the combined results of operations of UnitedHealthcare, Ovations and AmeriChoice because they have similar economic characteristics, products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, students and individuals nationwide. Ovations provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. AmeriChoice provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (CHIP) and other government-sponsored health care programs.

•

OptumHealth provides behavioral benefit solutions, clinical care management, financial services and specialty benefit products such as dental and vision. OptumHealth helps consumers navigate the heath care system, finance their health care needs and better achieve their health and well-being goals.

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

The following table presents reporting segment financial information:

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2010
Revenues — external customers:
Premiums	$20,498	$627	$0	$0	$0	$21,125
Services	1,009	81	308	15	0	1,413
Products	0	0	11	566	0	577

Total revenues — external customers	21,507	708	319	581	0	23,115

Total revenues — intersegment	0	729	210	3,632	(4,571)	0
Investment and other income	131	17	0	1	0	149

Total revenues	$21,638	$1,454	$529	$4,214	$(4,571)	$23,264

Earnings from operations	$1,544	$161	$60	$136	$0	$1,901
Interest expense	0	0	0	0	(119)	(119)

Earnings before income taxes	$1,544	$161	$60	$136	$(119)	$1,782

Three Months Ended June 30, 2009
Revenues — external customers:
Premiums	$19,167	$579	$0	$0	$0	$19,746
Services	980	69	248	10	0	1,307
Products	0	0	8	441	0	449

Total revenues — external customers	20,147	648	256	451	0	21,502

Total revenues — intersegment	0	691	165	3,104	(3,960)	0
Investment and other income	135	17	0	1	0	153

Total revenues	$20,282	$1,356	$421	$3,556	$(3,960)	$21,655

Earnings from operations	$1,073	$142	$59	$166	$0	$1,440
Interest expense	0	0	0	0	(139)	(139)

Earnings before income taxes	$1,073	$142	$59	$166	$(139)	$1,301

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2010
Revenues — external customers:
Premiums	$41,004	$1,249	$0	$0	$0	$42,253
Services	1,987	155	604	31	0	2,777
Products	0	0	25	1,080	0	1,105

Total revenues — external customers	42,991	1,404	629	1,111	0	46,135

Total revenues — intersegment	0	1,432	405	7,196	(9,033)	0
Investment and other income	284	35	0	3	0	322

Total revenues	$43,275	$2,871	$1,034	$8,310	$(9,033)	$46,457

Earnings from operations	$3,226	$312	$113	$266	$0	$3,917
Interest expense	0	0	0	0	(244)	(244)

Earnings before income taxes	$3,226	$312	$113	$266	$(244)	$3,673

Six Months Ended June 30, 2009
Revenues — external customers:
Premiums	$38,707	$1,150	$0	$0	$0	$39,857
Services	1,973	139	469	22	0	2,603
Products	0	0	21	867	0	888

Total revenues — external customers	40,680	1,289	490	889	0	43,348

Total revenues — intersegment	0	1,365	316	6,203	(7,884)	0
Investment and other income	274	34	0	3	0	311

Total revenues	$40,954	$2,688	$806	$7,095	$(7,884)	$43,659

Earnings from operations	$2,394	$300	$108	$306	$0	$3,108
Interest expense	0	0	0	0	(270)	(270)

Earnings before income taxes	$2,394	$300	$108	$306	$(270)	$2,838

13.    Commitments and Contingencies

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

Litigation Matters

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United States District Court for the Southern District Court of Florida (MDL). In the lead MDL lawsuit, the court certified a class of health care providers for certain of the RICO claims. In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal, leaving eleven related lawsuits that had been stayed during the litigation of the lead MDL lawsuit. In August 2008, the trial court, applying its rulings in the lead MDL lawsuit, dismissed seven of these lawsuits (the seven lawsuits). The trial court also dismissed all but one claim in an eighth lawsuit, and ordered the final claim to arbitration. In December 2008, at the plaintiffs’ request, the trial court dismissed without prejudice one of the three remaining lawsuits. The court also denied the plaintiffs’ request to remand the remaining two lawsuits to state court and a federal magistrate judge recommended dismissal of those suits. In April 2009, the plaintiffs in these last two suits filed amended class action complaints alleging breach of contract, but those amended complaints were subsequently dismissed without prejudice. In July 2010, the Eleventh Circuit reversed the trial court’s dismissal of the seven lawsuits and remanded those cases to the trial court for further proceedings. In addition, the Company is party to a number of arbitrations in various jurisdictions involving claims similar to those alleged in the seven lawsuits. The Company is vigorously defending against the remaining claims in these cases.

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

California Claims Processing Matter. As previously disclosed, in 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge (ALJ) since December 2009. CDI has recently amended its Order to Show Cause, alleging a significant

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

number of additional violations, also relating to claims processing. After the ALJ issues a ruling at the conclusion of the administrative proceeding, the California Insurance Commissioner may accept, reject or modify the ALJ’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court.

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

The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. Examples of audits include a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to ERISA compliance and audits of the Company’s Medicare health plans to validate the coding practices of and supporting documentation maintained by its care providers.

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

EXECUTIVE OVERVIEW

General

UnitedHealth Group is a diversified health and well-being company, serving more than 75 million individuals worldwide. Our focus is on improving the overall health and well-being of the people we serve and their communities and enhancing the performance of the health system. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost; support the physician/patient relationship; and empower people with the information, guidance and tools they need to make personal health choices and decisions.

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

Operating Costs

Medical Costs. Our operating results depend in large part on our ability to effectively estimate, price for and manage our medical costs through underwriting criteria, product design, negotiation of favorable care provider contracts and medical management programs. Controlling medical costs requires a comprehensive and integrated approach to organize and advance the full range of interrelationships among patients/consumers, health professionals, hospitals, pharmaceutical/technology manufacturers and other key stakeholders.

Medical costs include estimates of our obligations for medical care services rendered on behalf of insured consumers for which we neither have received nor processed claims, and our estimates for physician, hospital and other medical cost disputes. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts.

We seek to sustain a stable medical care ratio for an equivalent mix of business, however, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and recently enacted Health Reform Legislation, may impact our medical costs and medical care ratio.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs. We seek to improve our operating cost ratio, calculated as operating costs as a percentage of total revenues, for an equivalent mix of business, however, changes in business mix, such as increases in the size of our health services businesses, and recently enacted Health Reform Legislation, may impact our operating costs and operating cost ratio.

Cash Flows

We generate cash primarily from premiums, service and product revenues and investment income, as well as proceeds from the sale or maturity of our investments. Our primary uses of cash are for payments of medical claims, purchases of investments, common stock repurchases, acquisitions, dividends to shareholders and payments on debt. For more information on our cash flows, see “Liquidity” below.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 17% of U.S. gross domestic product and which has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to rise in the future, due to inflation, technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

Health Care Reforms. In the first quarter of 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, were signed into law. The Health Reform Legislation enhances access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system. Provisions of the Health Reform Legislation become effective at various dates over the next several years. The Department of Health and Human Services (HHS), the Department of Labor and the Treasury Department have issued interim final regulations on a few aspects of Health Reform Legislation, but we await final rules and interim guidance on other key aspects of the legislation.

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

The following outlines certain provisions of the Health Reform Legislation that will take effect in 2010 through 2014:

Effective 2010: Expansion of dependent coverage to include adult children until age 26; elimination of certain annual and lifetime caps on the dollar value of certain essential health benefits (yet to be fully defined); elimination of pre-existing condition limits for enrollees under 19; prohibitions on certain policy rescissions; development of an annual rate review process for commercial health plans; cost sharing obligations for out of network emergency services; a requirement to provide coverage for preventative services without cost to members (for grandfathered plans); and establishment of an interim state level high risk program for those unable to obtain coverage due to pre-existing condition or health status.

These Health Reform Legislation changes are expected to increase medical cost trends and affect our underwriting policies in the individual and group commercial markets. We have implemented certain policies contemplated by the Health Reform Legislation, including ending our limited use of policy rescissions (subject to limited exceptions) and extending existing dependent coverage to include adult children until age 26.

Effective 2011: Establishment of minimum medical cost ratios for all commercial fully insured health plans in the large employer group, small employer group and individual markets (85% for large employer groups, 80% for small employer groups and 80% for individuals); the individual market medical cost ratio is subject to adjustment by HHS if HHS determines that the requirement is disruptive to the market.

Beginning in 2011, companies with medical cost ratios below these targets will be required to rebate premiums to their customers annually. HHS has not yet promulgated rules addressing several important aspects of this requirement, including: the appropriate measurement and application of these ratios, such as defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation; which taxes, fees and assessments may be excluded from premium calculations; the definition of large and small groups; whether these calculations should be prepared by companies at the national level or on some type of disaggregated basis; and how often and to which period this test should be applied. Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts in the near term and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Given the breadth of possible changes, the lack of definitive guidance from the National Association of Insurance Commissioners (NAIC) or HHS and the potential for meaningful market disruption in 2011 and 2012, we are not able to fully project the impact these medical cost ratios will have on our market share, revenues and results of operations. However, in the individual market (which represents less than 5% of our annual consolidated revenues and operating earnings), the minimum medical cost ratio, if not adjusted by HHS, will require changes to our pricing, product offerings and approach. We have begun making changes to reduce our product distribution costs in the individual market in response to this legislation. These changes could impact future growth in these products. Other market participants could also implement changes to their business practices in response to this legislation, which could positively or negatively impact our growth and market share.

Effective 2011: Mandating consumer discounts of 50% on prescription drugs for Part D plan participants in the coverage gap.

This statutory reduction in drug prices for seniors in the coverage gap may cause people who may have had difficulty affording their medications to increase their pharmaceutical usage. The change in pricing could also have secondary effects, such as changing the mix of brand name and generic drug usage. Companies may seek to capture the costs of these changes in Part D prescription drug plan bids to CMS for 2011, likely causing plan costs to increase meaningfully. We have appropriately incorporated the anticipated impact of these changes in our 2011 bids.

Effective 2011/2012: Reduction in Medicare Advantage rates.

As part of the Health Reform Legislation, Medicare Advantage payment benchmarks for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. We expect the 2011 rates will be outpaced by medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will ultimately receive 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. There are a number of annual adjustments we can make to our operations, which may partially offset any impact from these rate reductions. For example, we can adjust members’ benefits, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses. Quality bonuses may further offset these anticipated rate reductions as CMS star rating bonuses are phased in over three years beginning in 2012. Market wide decreases in the availability of Medicare Advantage products and in the quality of benefits beyond base Medicare may increase demand for other senior health benefits products such as Medicare Part D and Medicare Supplement insurance.

Effective 2013: Limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for insurance providers if at least 25% of the insurance provider’s gross premium income from health business is derived from health insurance plans that meet the minimum creditable coverage requirements.

This provision is effective beginning in 2013 with respect to services performed after 2009. For a discussion of the 2010 impact of this provision on our consolidated results, see “2010 Results of Operations Compared to 2009 Results – Income Tax Rate” below.

Effective 2013/2014: Increase in payments in fee-for-service and managed care for primary care services provided by primary care doctors (family medicine, general internal medicine or pediatric medicine) to 100% of the Medicare payment rates for 2013 and 2014 and provides 100% federal financing for the difference in rates based on rates applicable on July 1, 2009.

The increase in Medicaid rates to primary care doctors are expected to increase cost trends for Medicaid Managed Care plans, but the increase should be fully offset by federal funding for the temporary increase.

Effective 2014: Annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes; expansion of Medicaid eligibility for all individuals and families with incomes up to 133% of the federal poverty level (states can early adopt the expansion without increased federal funding until 2014); states receive full federal matching in 2014 through 2016; all individual and group health plans must offer coverage on a guaranteed issued and guaranteed renewal basis during annual open enrollment and cannot apply pre-existing condition exclusions or health status rating adjustments; elimination of annual limits on essential benefits coverage on certain plans; establishment of state-based exchanges for individuals and small employers (with up to 100 employees) as well as certain CHIP eligibles; introduction of standardized plan designs based on set actuarial values to increase comparability of competing products on the exchanges; and establishment of minimum medical cost ratio of 85% for Medicare Advantage plans.

Due to the lack of enabling regulations and guidance, we are not able to project the impact these reform provisions will have on our revenues, results of operations and cash flows.

Given the breadth of possible changes resulting from the Health Reform Legislation and from implementing regulations that have not yet been drafted, the Health Reform Legislation and the related regulations could change how we do business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase our medical and administrative costs, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes.

We operate a diversified set of health care focused businesses, and our business model has been intentionally designed to address a multitude of market sectors. For example, in addition to the potential impacts on our businesses described above, we also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, as well as in prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and infrastructure construction, disease management programs and wellness programs will continue to grow. Therefore, we could see simultaneous increases and decreases in demand for our various products and services. For additional information regarding our risks related to health care reforms, see “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (March 2010 10-Q).

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for some of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers, putting pressure on top line growth for our UnitedHealthcare and OptumHealth businesses. This workplace attrition will continue to impact UnitedHealthcare’s commercial risk and fee-based membership throughout 2010, and this is expected to continue until national employment stabilizes. In contrast, our AmeriChoice business is experiencing growth in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. In response to recessionary conditions, the U.S. Federal Reserve has maintained the target federal funds rate at a range of zero to 25 basis points.

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

Mental Health Parity and Addiction Equity Act. The Paul Wellstone-Pete Domenici Mental Health Parity and Addiction Equity Act 2008 (Mental Health Parity Act) became effective for plan years beginning on or after October 3, 2009 and requires that financial requirements and treatment limitations applicable to mental health or substance abuse benefits be no more restrictive than those imposed on medical and surgical benefits. The Mental Health Parity Act does not require plans to offer mental health or substance abuse benefits. The Federal Mental Health Parity Act Interim Final Regulations were released in February 2010 with an effective date as early as July 1, 2010 for some plans. Based on our current interpretations of the regulatory changes, we expect to see some impacts to risk-based behavioral health benefit costs beginning in 2011. Based on our customer renewal cycle, we believe the impact on our 2010 results of operations will not be material. We anticipate pricing actions in 2011 will mitigate or partially mitigate the impact of revised regulations on our margins.

RESULTS SUMMARY

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages and per share data)	2010	2009	Increase (Decrease) 2010 vs. 2009		2010	2009	Increase (Decrease) 2010 vs. 2009
Revenues:
Premiums	$21,125	$19,746	$1,379	7%	$42,253	$39,857	$2,396	6%
Services	1,413	1,307	106	8	2,777	2,603	174	7
Products	577	449	128	29	1,105	888	217	24
Investment and other income	149	153	(4)	(3)	322	311	11	4

Total revenues	23,264	21,655	1,609	7	46,457	43,659	2,798	6

Operating costs:
Medical costs	17,221	16,507	714	4	34,391	33,077	1,314	4
Medical care ratio	81.5%	83.6%		(2.1)	81.4%	83.0%		(1.6)
Operating costs	3,359	3,037	322	11	6,635	6,165	470	8
Operating cost ratio	14.4%	14.0%		0.4	14.3%	14.1%		0.2
Cost of products sold	534	422	112	27	1,017	826	191	23
Depreciation and amortization	249	249	0	0	497	483	14	3

Total operating costs	21,363	20,215	1,148	6	42,540	40,551	1,989	5

Earnings from operations	1,901	1,440	461	32	3,917	3,108	809	26
Operating margin	8.2%	6.6%		1.6	8.4%	7.1%		1.3
Interest expense	(119)	(139)	20	14	(244)	(270)	26	10

Earnings before income taxes	1,782	1,301	481	37	3,673	2,838	835	29
Provision for income taxes	(659)	(442)	(217)	(49)	(1,359)	(995)	(364)	(37)
Tax rate	37.0%	34.0%		3.0	37.0%	35.1%		1.9

Net earnings	$1,123	$859	$264	31%	$2,314	$1,843	$471	26%

Net margin	4.8%	4.0%		0.8%	5.0%	4.2%		0.8%
Diluted net earnings per common share	$0.99	$0.73	$0.26	36%	$2.02	$1.54	$0.48	31%
Return on equity	18.3%	16.0%		2.3%	19.1%	17.4%		1.7%

2010 RESULTS OF OPERATIONS COMPARED TO 2009 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues for the three and six months ended June 30, 2010 were primarily due to strong organic growth in risk-based benefit offerings in our public and senior markets businesses. Growth in customers served by our health services businesses, particularly through pharmaceutical benefit management programs, increasing revenues from public sector programs and health care technology software and services also contributed to our revenue growth.

Medical Costs

Medical costs for the three and six months ended June 30, 2010 increased primarily due to growth in our public and senior markets risk-based businesses and medical cost inflation, which were partially offset by overall net favorable development of prior period medical costs and decreases in commercial membership.

For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period.

For the three months ended June 30, 2010, there was $90 million of net favorable medical cost development related to prior fiscal years and $180 million of net favorable medical cost development related to the first quarter of 2010. For the six months ended June 30, 2010, medical costs included $580 million of net favorable medical cost development related to prior fiscal years. The favorable development for both the three and six months ended June 30, 2010 was primarily driven by changes in previous estimates related to more efficient claims handling and processing, resulting in higher completion factors and lower than expected health system utilization levels.

For the three months ended June 30, 2009, there was no net medical cost development related to prior fiscal years and $30 million of net favorable medical cost development related to the first quarter of 2009. For the six months ended June 30, 2009, medical costs included $200 million of net favorable medical cost development related to prior fiscal years.

Operating Costs

Operating costs for the three and six months ended June 30, 2010 increased due to acquired and organic business growth and the absorption of new business development and start-up costs.

Income Tax Rate

The increases for both the three and six months ended June 30, 2010 in our effective income tax rate as compared to the comparable periods in 2009 resulted from limitations on the future deductibility of certain compensation related to the Health Reform Legislation, which was signed into law during the first quarter of 2010, as well as a benefit in the 2009 tax rate from the resolution of various historical federal and state income tax matters.

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

The following summarizes the operating results of our reporting segments:

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase (Decrease) 2010 vs. 2009		2010	2009	Increase (Decrease) 2010 vs. 2009
Revenues
Health Benefits	$21,638	$20,282	$1,356	7%	$43,275	$40,954	$2,321	6%
OptumHealth	1,454	1,356	98	7	2,871	2,688	183	7
Ingenix	529	421	108	26	1,034	806	228	28
Prescription Solutions	4,214	3,556	658	19	8,310	7,095	1,215	17
Eliminations	(4,571)	(3,960)	(611)	nm	(9,033)	(7,884)	(1,149)	nm

Consolidated revenues	$23,264	$21,655	$1,609	7%	$46,457	$43,659	$2,798	6%

Earnings from operations
Health Benefits	$1,544	$1,073	$471	44%	$3,226	$2,394	$832	35%
OptumHealth	161	142	19	13	312	300	12	4
Ingenix	60	59	1	2	113	108	5	5
Prescription Solutions	136	166	(30)	(18)	266	306	(40)	(13)
Consolidated earnings from

operations	$1,901	$1,440	$461	32%	$3,917	$3,108	$809	26%

Operating margin
Health Benefits	7.1%	5.3%		1.8%	7.5%	5.8%		1.7%
OptumHealth	11.1	10.5		0.6	10.9	11.2		(0.3)
Ingenix	11.3	14.0		(2.7)	10.9	13.4		(2.5)
Prescription Solutions	3.2	4.7		(1.5)	3.2	4.3		(1.1)
Consolidated operating margin	8.2%	6.6%		1.6%	8.4%	7.1%		1.3%

nm = not meaningful

The following summarizes the number of individuals served by our Health Benefits businesses, by major market segment and funding arrangement, as of June 30, 2010 and 2009:

			Increase (Decrease)
(in thousands, except percentages)	2010	2009	2010 vs. 2009
Commercial risk-based	9,235	9,655	(420)	(4)%
Commercial fee-based	15,355	15,375	(20)	(0)

Total commercial	24,590	25,030	(440)	(2)

Medicare Advantage	2,040	1,740	300	17
Medicaid	3,185	2,750	435	16
Standardized Medicare supplement	2,725	2,625	100	4

Total public and senior	7,950	7,115	835	12

Total Health Benefits	32,540	32,145	395	1%

Health Benefits

The revenue growth in Health Benefits for the three and six months ended June 30, 2010 was primarily due to growth in the number of individuals served by our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends, partially offset by a decline in individuals served through commercial products, principally reflecting the decline in U.S. employment in 2009, and Medicare Advantage premium rate decreases. For the three and six months ended June 30, 2010 revenues were

$10.2 billion and $20.2 billion for UnitedHealthcare; $9.0 billion and $18.3 billion for Ovations; and $2.5 billion and $4.8 billion for AmeriChoice, respectively. For the three and six months ended June 30, 2009 revenues were $10.3 billion and $20.6 billion for UnitedHealthcare; $8.0 billion and $16.4 billion for Ovations; and $2.0 billion and $4.0 billion for AmeriChoice, respectively.

Health Benefits earnings from operations and operating margins for the three and six months ended June 30, 2010 increased over the prior year primarily due to factors that increased revenues described above as well as the effect of increased net favorable development in prior period medical costs.

OptumHealth

Increased revenues in OptumHealth for the three and six months ended June 30, 2010 were driven by new business development in large scale public sector programs and increased sales of benefits and services to external employer markets, partially offset by a decline in revenues associated with a decrease in UnitedHealthcare commercial membership. As of June 30, 2010, OptumHealth provided services to 63 million consumers as compared to 58 million as of June 30, 2009.

Earnings from operations for the three and six months ended June 30, 2010 increased primarily due to the factors that increased revenues described above as well as the increased effectiveness of medical cost management.

Ingenix

Increased revenues in Ingenix for the three and six months ended June 30, 2010 were primarily due to the impact of acquisitions and growth in health care information technology offerings and services focused on cost management, regulatory compliance and clinical research.

The decrease in operating margin for the three and six months ended June 30, 2010 was primarily due to increases in the mix of lower margin services businesses, continued margin pressure in the pharmaceutical services business and continued investments in new growth areas.

Prescription Solutions

The increased Prescription Solutions revenues for the three and six months ended June 30, 2010 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our Ovations business. Intersegment revenues eliminated in consolidation for the three and six months ended June 30, 2010 were $3.6 billion and $7.2 billion, respectively. Intersegment revenues eliminated in consolidation for the three and six months ended June 30, 2009 were $3.1 billion and $6.2 billion, respectively.

Prescription Solutions earnings from operations and operating margin for the three and six months ended June 30, 2010 decreased primarily due to changes in performance-based pricing contracts with Medicare Part D plan sponsors, which were partially offset by prescription volume growth, increased usage of mail service and generic drugs by consumers and effective operating cost management.

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

In 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that can be paid is $3.2 billion. For the six months ended June 30, 2010, our regulated subsidiaries paid their parent companies dividends of $1.2 billion, including $60 million of extraordinary dividends. For the year ended December 31, 2009, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $2.5 billion of extraordinary dividends. The total dividends included all of the ordinary dividend capacity of $3.1 billion, based upon 2008 statutory net income, capital and surplus levels. In some cases, ordinary dividends were classified as extraordinary dividends due to their increased size and/or accelerated timing. Given current statutory capital levels, we anticipate that our total regulated subsidiary dividends in 2010 will approximate ordinary dividend capacity.

Our non-regulated businesses also generate cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of our committed credit facility, further strengthen our operating and financial flexibility. We generally use these cash flows to reinvest in our businesses through capital expenditures, expanding our businesses through acquisitions, shareholder dividends, repaying debt and/or repurchasing shares of our common stock, depending on market conditions.

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Six Months Ended June 30,
(in millions)	2010	2009
Sources of cash:
Cash flows from operating activities	$1,928	$1,604
Sales of investments	1,522	2,635
Maturities of investments	1,426	1,296
Interest rate swap termination	0	513
Customer funds administered	1,108	674
Proceeds from issuance of commercial paper	880	0
Other	112	210

Total sources of cash	6,976	6,932

Uses of cash:
Purchases of investments	(3,258)	(3,710)
Cash paid for acquisitions, net of cash assumed	(165)	(400)
Retirement of long-term debt	(1,333)	(900)
Common stock repurchases	(1,241)	(1,504)
Other	(796)	(597)

Total uses of cash	(6,793)	(7,111)

Net increase (decrease) in cash	$183	$(179)

2010 Cash Flows Compared to 2009 Cash Flows

Cash flows from operating activities increased $324 million, or 20%, for the six months ended June 30, 2010. Factors that increased cash flows from operating activities were growth in net earnings and related income tax effects, partially offset by a decrease in cash flows from operations related to the change in medical costs payable due to the acceleration of the payment cycle associated with the Medicare Part D program as well as the timing of other medical claim payments.

Cash flows used for investing activities increased $328 million, or 67%, primarily due to decreases in sales of investments.

Cash flows used for financing activities decreased $366 million, or 28%, primarily due to an increase in customer funds administered related to payables associated with CMS subsidies and a decrease in the amount of cash used for share repurchases, partially offset by an increase in the amount of cash dividends paid on our common stock.

Financial Condition

As of June 30, 2010, our cash, cash equivalent and available-for-sale investment balances of $24.9 billion included $10.0 billion of cash and cash equivalents (of which $2.0 billion was held by non-regulated entities), $14.4 billion of debt securities and $455 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date.

Other sources of liquidity, primarily from operating cash flows and our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of June 30, 2010. Included in the debt securities balance are $2.9 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of June 30, 2010.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper program, which facilitates the issuance of senior unsecured debt sold on a discount basis with maturities of up to 270 days through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. We had $880 million of commercial paper outstanding as of June 30, 2010.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. We had no amounts outstanding under this facility as of June 30, 2010. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. As of June 30, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 1.0%.

Our bank credit facility contains various covenants, the most restrictive of which requires us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of commercial paper and debt divided by the sum of commercial paper, debt and shareholders’ equity, was 30.1% and 32.1% as of June 30, 2010 and December 31, 2009, respectively. We were in compliance with our debt covenants as of June 30, 2010.

Shelf Registration. In February 2008, we filed a universal S-3 shelf registration statement with the SEC registering an unspecified amount of debt securities.

Credit Ratings. Our credit ratings at June 30, 2010 were as follows:

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

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 120 million shares of our common stock. During the six months ended June 30, 2010, the Company repurchased 39 million shares at an average price of approximately $32 per share and an aggregate cost of $1.2 billion. As of June 30, 2010, the Company had Board authorization to purchase up to an additional 85 million shares of its common stock.

Dividends. In May 2010, our Board of Directors increased our cash dividend to shareholders and moved us to a quarterly dividend payment cycle. The first quarterly dividend of $0.125 per share was paid on June 21, 2010 to shareholders of record on June 7, 2010. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010 our policy had been to pay an annual dividend, the most recent of which was $0.03 per share paid on April 20, 2010 to shareholders of record on April 6, 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2009 was disclosed in our 2009 10-K. During the six months ended June 30, 2010, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2009 10-K. As of June 30, 2010, our critical accounting policies have not changed from those described in our 2009 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2009 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2010, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of June 30, 2010, there were no other significant concentrations of credit risk.

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

Some factors that could cause results to differ materially from the forward-looking statements include: the ultimate impact of the Health Reform Legislation, which could materially adversely affect our financial position and results of operations through reduced revenues, increased costs, new taxes, and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations or changes in existing laws or regulations or their enforcement could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs resulting from federal and state regulations affecting the health care industry; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; uncertainties regarding changes in Medicare; potential reductions in revenue received from Medicare and Medicaid programs; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent third-party brokers, consultants and agents; failure to comply with restrictions on patient privacy and data security regulations; events that may negatively affect our contracts with AARP; increases in costs and other liabilities associated with increased litigation; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and intangible assets recorded for businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations; the potential impact of our future cash and capital requirements on our ability to maintain our quarterly dividend payment cycle; failure to complete or receive anticipated benefits of acquisitions; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in Part II, Item 1A, of this report and in our other periodic and current filings with the SEC, including our 2009 10-K and our March 2010 10-Q. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of June 30, 2010, $10.0 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $4.9 billion of our debt as of June 30, 2010 was at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of June 30, 2010, $14.7 billion of our investments was fixed-rate debt securities and $5.8 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

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

The following table summarizes the impact of a hypothetical change in market interest rates by 1% or 2% as of June 30, 2010 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$200	$99	$(1,128)	$(991)
1%	100	49	(572)	(576)
(1)%	(20)	(17)	568	623
(2)%	nm	nm	1,135	1,353

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of June 30, 2010, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of June 30, 2010, we had $455 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 13 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our 2009 10-K and the factors discussed in Part II, “Item 1A. Risk Factors” of our March 2010 10-Q, in each case as filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our 2009 10-K and March 2010 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2009 10-K and March 2010 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

Second Quarter 2010

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 30, 2010	6,559,966		$31.71	6,559,966	98,623,071
May 31, 2010	643,947	(b)	$30.83	642,605	97,980,466
June 30, 2010	12,985,904	(c)	$29.88	12,950,915	85,029,551

Total	20,189,817		$30.51	20,153,486

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In February 2010, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 120 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 642,605 shares of our common stock repurchased during the period and 1,342 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 12,950,915 shares of our common stock repurchased during the period and 34,989 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: August 5, 2010

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: August 5, 2010

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: August 5, 2010

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.