Form 10-Q
period 2010-09-30
UNITEDHEALTH GROUP INC
filed 2010-11-03
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 29, 2010, there were 1,099,938,251 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,577	$9,800
Short-term investments	1,426	1,239
Accounts receivable, net	2,082	1,954
Assets under management	2,508	2,383
Deferred income taxes	505	448
Other current receivables	1,708	1,838
Prepaid expenses and other current assets	450	538

Total current assets	18,256	18,200

Long-term investments	14,749	13,311
Property, equipment and capitalized software, net	2,033	2,140
Goodwill	22,855	20,727
Other intangible assets, net	3,008	2,381
Other assets	2,122	2,286

Total assets	$63,023	$59,045

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,177	$9,362
Accounts payable and accrued liabilities	7,152	6,283
Other policy liabilities	4,074	3,137
Commercial paper and current maturities of long-term debt	2,929	2,164
Unearned revenues	1,110	1,217

Total current liabilities	24,442	22,163

Long-term debt, less current maturities	8,076	9,009
Future policy benefits	2,341	2,325
Other liabilities	2,553	1,942

Total liabilities	37,412	35,439

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value — 3,000 shares authorized; 1,099 and 1,147 issued and outstanding	11	11
Retained earnings	25,109	23,342
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	514	277
Foreign currency translation losses	(23)	(24)

Total shareholders’ equity	25,611	23,606

Total liabilities and shareholders’ equity	$63,023	$59,045

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenues:
Premiums	$21,467	$19,729	$63,720	$59,586
Services	1,469	1,336	4,246	3,939
Products	596	490	1,701	1,378
Investment and other income	136	140	458	451

Total revenues	23,668	21,695	70,125	65,354

Operating costs:
Medical costs	17,192	16,171	51,583	49,248
Operating costs	3,548	3,156	10,183	9,321
Cost of products sold	536	442	1,553	1,268
Depreciation and amortization	247	250	744	733

Total operating costs	21,523	20,019	64,063	60,570

Earnings from operations	2,145	1,676	6,062	4,784
Interest expense	(119)	(137)	(363)	(407)

Earnings before income taxes	2,026	1,539	5,699	4,377
Provision for income taxes	(749)	(504)	(2,108)	(1,499)

Net earnings	$1,277	$1,035	$3,591	$2,878

Basic net earnings per common share	$1.15	$0.90	$3.18	$2.45

Diluted net earnings per common share	$1.14	$0.89	$3.15	$2.43

Basic weighted-average number of common shares outstanding	1,115	1,153	1,129	1,173
Dilutive effect of common stock equivalents	9	11	10	11

Diluted weighted-average number of common shares outstanding	1,124	1,164	1,139	1,184

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	97	110	98	115
Cash dividends per common share	$0.125	$0.000	$0.280	$0.030

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
(in millions)	Shares	Amount
Balance at January 1, 2010	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				3,591		3,591
Unrealized holding gains on investment securities during the period, net of tax expense of $154					273	273
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $19					(36)	(36)
Foreign currency translation gain					1	1
Issuances of common stock, and related tax benefits	11	0	126			126
Common stock repurchases	(59)	0	(381)	(1,511)		(1,892)
Share-based compensation, and related tax benefits			255			255
Common stock dividend				(313)		(313)

Balance at September 30, 2010	1,099	$11	$0	$25,109	$491	$25,611

Balance at January 1, 2009	1,201	$12	$38	$20,782	$(52)	$20,780
Net earnings				2,878		2,878
Unrealized holding gains on investment securities during the period, net of tax expense of $226					383	383
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $2					(4)	(4)
Foreign currency translation gains					2	2
Issuances of common stock, and related tax benefits	18	0	190			190
Common stock repurchases	(66)	0	(420)	(1,148)		(1,568)
Share-based compensation, and related tax benefits			273			273
Common stock dividend				(36)		(36)

Balance at September 30, 2009	1,153	$12	$81	$22,476	$329	$22,898

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2010	2009
Operating activities
Net earnings	$3,591	$2,878
Noncash items:
Depreciation and amortization	744	733
Deferred income taxes	(4)	6
Share-based compensation	250	259
Other	25	14
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(35)	27
Other assets	94	(158)
Medical costs payable	(152)	514
Accounts payable and other liabilities	297	227
Other policy liabilities	93	(73)
Unearned revenues	(71)	(82)

Cash flows from operating activities	4,832	4,345

Investing activities
Cash paid for acquisitions, net of cash assumed	(2,072)	(402)
Purchases of property, equipment and capitalized software	(548)	(483)
Purchases of investments	(5,177)	(4,861)
Sales of investments	1,927	3,516
Maturities of investments	2,236	2,116

Cash flows used for investing activities	(3,634)	(114)

Financing activities
Proceeds from (repayments of) commercial paper, net	1,131	(99)
Payments for retirement of long-term debt	(1,333)	(1,350)
Proceeds from interest rate swap termination	0	513
Common stock repurchases	(1,892)	(1,568)
Proceeds from common stock issuances	189	247
Share-based compensation excess tax benefit	10	34
Customer funds administered	1,014	402
Dividends paid	(313)	(36)
Checks outstanding	(221)	(236)
Other	(6)	(29)

Cash flows used for financing activities	(1,421)	(2,122)

(Decrease) increase in cash and cash equivalents	(223)	2,109
Cash and cash equivalents, beginning of period	9,800	7,426

Cash and cash equivalents, end of period	$9,577	$9,535

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

The Company has determined that there have been no recently issued accounting standards that will have a material impact on its Condensed Consolidated Financial Statements, or apply to its operations.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.    Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$2,072	$64	$0	$2,136
State and municipal obligations	6,048	357	(2)	6,403
Corporate obligations	4,384	291	(1)	4,674
U.S. agency mortgage-backed securities	1,709	65	0	1,774
Non-U.S. agency mortgage-backed securities	458	35	0	493

Total debt securities — available-for-sale	14,671	812	(3)	15,480

Equity securities — available-for-sale	481	20	(14)	487
Debt securities — held-to-maturity:
U.S. government and agency obligations	173	7	0	180
State and municipal obligations	16	0	0	16
Corporate obligations	19	0	0	19

Total debt securities — held-to-maturity	208	7	0	215

Total investments	$15,360	$839	$(17)	$16,182

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,566	$12	$(11)	$1,567
State and municipal obligations	6,080	248	(11)	6,317
Corporate obligations	3,278	149	(6)	3,421
U.S. agency mortgage-backed securities	1,870	64	(3)	1,931
Non-U.S. agency mortgage-backed securities	535	8	(5)	538

Total debt securities — available-for-sale	13,329	481	(36)	13,774

Equity securities — available-for-sale	579	12	(14)	577
Debt securities — held-to-maturity:
U.S. government and agency obligations	158	4	0	162
State and municipal obligations	17	0	0	17
Corporate obligations	24	0	0	24

Total debt securities — held-to-maturity	199	4	0	203

Total investments	$14,107	$497	$(50)	$14,554

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $6 million and $9 million as of September 30, 2010 and December 31, 2009, respectively. Also included were Alt-A securities with fair values of $16 million and $19 million as of September 30, 2010 and December 31, 2009, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair values of the Company’s mortgage-backed securities by credit rating and non-U.S. agency mortgage-backed securities by origination as of September 30, 2010 were as follows:

(in millions)	AAA	A	Non- Investment Grade	Total Fair Value
2007	$77	$0	$3	$80
2006	130	0	16	146
2005	143	1	11	155
Pre-2005	111	1	0	112
U.S agency mortgage-backed securities	1,774	0	0	1,774

Total	$2,235	$2	$30	$2,267

The amortized cost and fair value of available-for-sale debt securities as of September 30, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,638	$1,648
Due after one year through five years	5,094	5,382
Due after five years through ten years	3,601	3,869
Due after ten years	2,171	2,314
U.S. agency mortgage-backed securities	1,709	1,774
Non-U.S. agency mortgage-backed securities	458	493

Total debt securities — available-for-sale	$14,671	$15,480

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$71	$72
Due after one year through five years	98	101
Due after five years through ten years	29	30
Due after ten years	10	12

Total debt securities — held-to-maturity	$208	$215

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010
Debt securities — available-for-sale:
State and municipal obligations	$145	$(1)	$18	$(1)	$163	$(2)
Corporate obligations	272	(1)	0	0	272	(1)

Total debt securities — available-for-sale	$417	$(2)	$18	$(1)	$435	$(3)

Equity securities — available-for-sale	$202	$(13)	$11	$(1)	$213	$(14)

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$437	$(11)	$4	$0	$441	$(11)
State and municipal obligations	392	(6)	100	(5)	492	(11)
Corporate obligations	304	(3)	69	(3)	373	(6)
U.S. agency mortgage-backed securities	355	(3)	2	0	357	(3)
Non-U.S. agency mortgage-backed securities	134	(1)	86	(4)	220	(5)

Total debt securities — available-for-sale	$1,622	$(24)	$261	$(12)	$1,883	$(36)

Equity securities — available-for-sale	$169	$(13)	$1	$(1)	$170	$(14)

Investments classified as held-to-maturity have been excluded from the above analysis. These investments are predominantly held in U.S. government or agency obligations. Additionally, the fair values of these investments approximate their amortized cost.

The unrealized losses from all securities as of September 30, 2010 were generated from approximately 500 positions out of a total of approximately 13,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in state and municipal obligations and corporate obligations as of September 30, 2010 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of September 30, 2010, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of September 30, 2010, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of September 30, 2010.

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

Net realized gains, before taxes, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Total OTTI	$(13)	$(18)	$(18)	$(56)
Portion of loss recognized in other comprehensive income	0	0	0	0

Net OTTI recognized in earnings	(13)	(18)	(18)	(56)
Gross realized losses from sales	0	(9)	(3)	(38)
Gross realized gains from sales	14	27	76	100

Net realized gains	$1	$0	$55	$6

For the three and nine months ended September 30, 2010 and 2009, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2010
Cash and cash equivalents	$8,672	$905	$0	$9,577
Debt securities — available-for-sale:
U.S. government and agency obligations	1,412	724	0	2,136
State and municipal obligations	0	6,403	0	6,403
Corporate obligations	33	4,503	138	4,674
U.S. agency mortgage-backed securities	0	1,774	0	1,774
Non-U.S. agency mortgage-backed securities	0	485	8	493

Total debt securities — available-for-sale	1,445	13,889	146	15,480
Equity securities — available-for-sale	282	2	203	487

Total cash, cash equivalents and investments at fair value	10,399	14,796	349	25,544

Interest rate swap assets	0	89	0	89

Total assets at fair value	$10,399	$14,885	$349	$25,633

Percentage of total assets at fair value	41%	58%	1%	100%

December 31, 2009
Cash and cash equivalents	$9,135	$665	$0	$9,800
Debt securities — available-for-sale:
U.S. government and agency obligations	1,024	543	0	1,567
State and municipal obligations	0	6,317	0	6,317
Corporate obligations	18	3,293	110	3,421
U.S. agency mortgage-backed securities	0	1,931	0	1,931
Non-U.S. agency mortgage-backed securities	0	528	10	538

Total debt securities — available-for-sale	1,042	12,612	120	13,774
Equity securities — available-for-sale	262	3	312	577

Total cash, cash equivalents and investments at fair value	$10,439	$13,280	$432	$24,151

Percentage of total cash, cash equivalents and investments at fair value	43%	55%	2%	100%

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2010.

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $166 million as of September 30, 2010. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $37 million mainly consist of preferred stock for which there is no active market.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded, the fair values are classified as Level 2.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2010
Balance at beginning of period	$107	$186	$293	$120	$312	$432
Purchases (sales), net	39	15	54	25	(127)	(102)
Net unrealized gains in accumulated other comprehensive income	0	3	3	0	9	9
Net realized (losses) gains in investment and other income	0	(1)	(1)	1	9	10

Balance at end of period	$146	$203	$349	$146	$203	$349

September 30, 2009
Balance at beginning of period	$60	$309	$369	$62	$304	$366
(Sales) purchases, net	(3)	4	1	(5)	9	4
Net unrealized gains in accumulated other comprehensive income	1	6	7	1	11	12
Net realized losses in investment and other income	(4)	(10)	(14)	(4)	(15)	(19)

Balance at end of period	$54	$309	$363	$54	$309	$363

There were no transfers into or from Level 3 for the three and nine months ended September 30, 2010 and 2009.

There were no significant fair value adjustments recorded during the three and nine months ended September 30, 2010 and 2009 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records impairments.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$15,480	$15,480	$13,774	$13,774
Equity securities — available-for-sale	487	487	577	577
Debt securities — held-to-maturity	208	215	199	203
AARP Program-related investments	2,432	2,432	2,114	2,114
Interest rate swap assets	89	89	0	0

Liabilities
Senior unsecured notes	9,875	10,675	11,173	11,043

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In addition to the previously described methods and assumptions for debt and equity securities and interest rate swaps, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

AARP Program-related Investments. AARP Program-related investments consist of debt and equity securities held to fund costs associated with the AARP Program (see Note 11 of Notes to the Condensed Consolidated Financial Statements). The Company elected to measure the AARP assets under management at fair value pursuant to the fair value option. See the preceding discussion regarding the methods and assumptions used to estimate the fair value of investments in debt and equity securities.

Senior Unsecured Notes. The fair values of the senior unsecured notes are estimated based on third-party quoted market prices for the same or similar issues.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2010		December 31, 2009
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$0	$271	$0
Other policy liabilities	544	353	0	268

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows:

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at December 31, 2009	$17,266	$1,158	$1,463	$840	$20,727
Acquisitions	0	179	1,904	0	2,083
Subsequent Payments and Adjustments, net	(3)	0	48	0	45

Balance at September 30, 2010	$17,263	$1,337	$3,415	$840	$22,855

Other Intangible Assets

Preliminary values assigned to finite-lived intangible assets, principally for technology related and customer contract intangibles, acquired in 2010 totaled $860 million. The effects of 2010 acquisitions on the Company’s Condensed Consolidated Financial Statements were not material.

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

For the three months ended September 30, 2010, there was $80 million of net favorable medical cost development related to prior fiscal years and $150 million of net favorable medical cost development related to the first half of 2010. For the nine months ended September 30, 2010, medical costs included $660 million of net favorable medical cost development related to prior fiscal years. The favorable development for both the three and nine months ended September 30, 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims handling and processing.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

For the three months ended September 30, 2009, there was $100 million of net favorable medical cost development related to prior fiscal years and $90 million of net favorable medical cost development related to the first half of 2009. For the nine months ended September 30, 2009 medical costs included $300 million of net favorable medical cost development related to prior fiscal years. None of the factors discussed above were individually material to the net favorable medical cost development in the three and nine months ended September 30, 2009.

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	September 30, 2010			December 31, 2009
(in millions)	Par Value	Carrying Value (a, b)	Fair Value (c)	Par Value	Carrying Value (b)	Fair Value (c)
Commercial paper	$1,130	$1,130	$1,130	$0	$0	$0
Senior unsecured floating-rate notes due June 2010	0	0	0	500	500	499
5.1% senior unsecured notes due November 2010	250	251	251	250	257	259
Senior unsecured floating-rate notes due February 2011	250	250	251	250	250	251
5.3% senior unsecured notes due March 2011 (d)	705	717	719	750	781	777
5.5% senior unsecured notes due November 2012 (d)	352	376	382	450	480	481
4.9% senior unsecured notes due February 2013 (d)	534	544	574	550	549	575
4.9% senior unsecured notes due April 2013 (d)	409	429	441	450	464	472
4.8% senior unsecured notes due February 2014 (d)	172	189	187	250	268	256
5.0% senior unsecured notes due August 2014 (d)	389	433	430	500	540	518
4.9% senior unsecured notes due March 2015 (d)	416	467	459	500	544	513
5.4% senior unsecured notes due March 2016 (d)	601	688	684	750	847	772
5.4% senior unsecured notes due November 2016	95	95	108	95	95	98
6.0% senior unsecured notes due June 2017 (d)	441	510	515	500	587	523
6.0% senior unsecured notes due November 2017 (d)	156	177	183	250	285	258
6.0% senior unsecured notes due February 2018	1,100	1,099	1,284	1,100	1,099	1,136
Zero coupon senior unsecured notes due November 2022 (e)	1,095	581	670	1,095	558	611
5.8% senior unsecured notes due March 2036	850	844	889	850	844	762
6.5% senior unsecured notes due June 2037	500	495	573	500	495	493
6.6% senior unsecured notes due November 2037	650	645	757	650	645	651
6.9% senior unsecured notes due February 2038	1,100	1,085	1,318	1,100	1,085	1,138

Total commercial paper and long-term debt	$11,195	$11,005	$11,805	$11,340	$11,173	$11,043

(a)	The carrying value of debt has been adjusted based upon the applicable interest rate swap fair values discussed under “Interest Rate Swap Contracts” below.
(b)	The carrying value of debt reflects accretion of issuance discounts and unamortized net gains or losses on related interest rate swap contracts, which terminated in January 2009.
(c)	Estimated based on third-party quoted market prices for the same or similar issues.
(d)	A portion of these notes was included in current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of December 31, 2009 due to the debt tender offers discussed under “Debt Tender” below.
(e)	These notes have been included in current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 due to a current note holder option to “put” the note to the Company beginning on November 15, 2010, and on each November 15 thereafter until 2022 (except 2014), at accreted value.

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of September 30, 2010, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of September 30, 2010. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of September 30, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 0.7%.

Debt Covenants

The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of September 30, 2010.

Debt Tender

In the first quarter of 2010, the Company completed cash tender offers for $775 million in aggregate principal of certain of its outstanding fixed-rate notes to improve the matching of interest rate exposure related to its floating rate assets and liabilities on its balance sheet.

Subsequent Event

In October 2010, the Company issued $750 million in senior unsecured notes under its February 2008 S-3 shelf registration statement. The issuance included $450 million of 3.875% fixed-rate notes due October 2020 and $300 million of 5.700% fixed-rate notes due October 2040. Concurrent with the issuance, the Company entered into interest rate swap contracts to convert the $450 million of 3.875% fixed-rate notes to floating rates.

Interest Rate Swap Contracts

During 2010, the Company entered into interest rate swap contracts with creditworthy bank counterparties to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges of fixed-rate debt issues maturing between March 2011 and March 2016. Since the specific terms and notional amounts of the swaps match those of the debt being hedged, they were assumed to be highly effective hedges and all changes in fair value of the swaps were recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.

The following table summarizes the location and fair value of fair value hedges on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010:

Type of Fair Value Hedge	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(in millions)
Interest rate swap contracts	$3,578	Other assets	$89

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
		(in millions)			(in millions)
Three Months Ended September 30, 2010
Interest rate swap contracts	Interest expense	$56	Fixed rate debt	Interest expense	$(56)
Nine Months Ended September 30, 2010
Interest rate swap contracts	Interest expense	$89	Fixed rate debt	Interest expense	$(89)

8.    Income Taxes

The Company’s income tax rates for both the three and nine months ended September 30, 2010 were 37.0%. The Company’s income tax rate for the three and nine months ended September 30, 2009 was 32.7% and 34.2%, respectively. The increase in the effective income tax rate resulted primarily from a benefit in the 2009 tax rate from the resolution of various historical state income tax matters, as well as from the limitations on the future deductibility of certain compensation related to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation), which was signed into law during the first quarter of 2010.

9.    Shareholders’ Equity

Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased the Company’s share repurchase program, and authorized the Company to repurchase up to 120 million shares of its common stock. During the nine months ended September 30, 2010, the Company repurchased 59 million shares at an average price of approximately $32 per share and an aggregate cost of $1.9 billion. As of September 30, 2010, the Company had Board authorization to purchase up to an additional 65 million shares of its common stock.

Dividends

In May 2010, the Company’s Board of Directors increased the Company’s cash dividend to shareholders and moved the Company to a quarterly dividend payment cycle. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010, the Company’s policy had been to pay an annual dividend.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides details of the Company’s dividend payments in 2010:

Record Date	Payment Date	Amount per Share	Total Amount Paid
			(in millions)
4/6/2010	4/20/2010	$0.030	$34
6/7/2010	6/21/2010	0.125	140
9/14/2010	9/28/2010	0.125	139

10.    Share-Based Compensation

As of September 30, 2010, the Company had 58.7 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 12.4 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the nine months ended September 30, 2010 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at beginning of period	124,146	$39
Granted	9,370	33
Exercised	(6,684)	19
Forfeited	(5,987)	45

Outstanding at end of period	120,845	$39	5.3	$443

Exercisable at end of period	90,574	$40	4.3	$351
Vested and expected to vest end of period	116,448	$39	5.2	$430

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk free interest rate	1.4%	2.4%	1.4% - 2.1%	1.7% - 2.4%
Expected volatility	45.4%	46.5%	45.4% - 46.2%	41.3% - 46.5%
Expected dividend yield	1.5%	0.1%	0.1% - 1.7%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.6	4.4	4.6 - 5.1	4.4 - 5.1

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The weighted-average grant date fair value of stock options and SARs granted during the three and nine months ended September 30, 2010 was approximately $11 per share and $13 per share, respectively. The weighted-average grant date fair value of stock options and SARs granted during both the three and nine months ended September 30, 2009 was approximately $10 per share. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2010 was $33 million and $96 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2009 was $32 million and $247 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over three to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the nine months ended September 30, 2010 is summarized in the table below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	10,620	$32
Granted	5,550	32
Vested	(2,694)	32
Forfeited	(390)	32

Nonvested at end of period	13,086	$32

The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2010 was approximately $29 per share and $32 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2009 was approximately $27 per share and $29 per share, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2010 was $2 million and $86 million, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2009 was $2 million and $56 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and nine months ended September 30, 2010, the Company recognized compensation expense related to its share-based compensation plans of $83 million ($75 million net of tax effects) and $250 million ($227 million net of tax effects), respectively. For the three and nine months ended September 30, 2009, the Company recognized compensation expense related to its share-based compensation plans of $79 million ($53 million net of tax effects) and $259 million ($174 million net of tax effects), respectively. Share-based compensation expense is recognized in operating costs in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2010, there was $509 million of total unrecognized compensation cost related to share awards that

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

is expected to be recognized over a weighted-average period of 1.3 years. For the three and nine months ended September 30, 2010, the income tax benefit realized from share-based award exercises was $12 million and $56 million, respectively. For the three and nine months ended September 30, 2009, the income tax benefit realized from share-based award exercises was $11 million and $80 million, respectively.

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

The Company’s agreement with AARP on the Program provides for the maintenance of the Rate Stabilization Fund (RSF) that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. Underwriting gains and losses are recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in other policy liabilities in the Condensed Consolidated Balance Sheets and changes in the RSF are reported in medical costs in the Condensed Consolidated Statements of Operations. The Company believes the RSF balance as of September 30, 2010 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company elected to measure the entirety of the AARP assets under management at fair value, pursuant to the fair value option.

The following AARP Program-related assets and liabilities were included in the Company’s Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2010	December 31, 2009
Accounts receivable	$523	$509
Assets under management	2,508	2,383
Medical costs payable	1,171	1,182
Accounts payable and accrued liabilities	5	40
Other policy liabilities	1,253	1,145
Future policy benefits	509	482
Other liabilities	93	43

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of cash, cash equivalents and investments associated with the Program, reflected as assets under management, and the fair value of other assets and other liabilities were classified in accordance with the fair value hierarchy as discussed in Note 3 of Notes to the Condensed Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2010
Cash and cash equivalents	$76	$0	$0	$76
Debt securities:
U.S. government and agency obligations	541	290	0	831
State and municipal obligations	0	14	0	14
Corporate obligations	0	1,114	0	1,114
U.S. agency mortgage-backed securities	0	335	0	335
Non-U.S. agency mortgage-backed securities	0	136	0	136

Total debt securities	541	1,889	0	2,430

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$617	$1,891	$0	$2,508

Other liabilities	$0	$0	$93	$93

Total liabilities at fair value	$0	$0	$93	$93

December 31, 2009
Cash and cash equivalents	$269	$0	$0	$269
Debt securities:
U.S. government and agency obligations	358	298	0	656
State and municipal obligations	0	9	0	9
Corporate obligations	0	955	0	955
U.S. agency mortgage-backed securities	0	343	0	343
Non-U.S. agency mortgage-backed securities	0	149	0	149

Total debt securities	358	1,754	0	2,112

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$627	$1,756	$0	$2,383

Other liabilities	$0	$0	$43	$43

Total liabilities at fair value	$0	$0	$43	$43

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.    Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Net earnings	$1,277	$1,035	$3,591	$2,878
Unrealized holding gains on investment securities arising during the period, net of tax expense of $72, $143, $154 and $226, respectively	125	236	273	383
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $0, $0, $19 and $2, respectively	(1)	0	(36)	(4)
Foreign currency translation gains (losses)	14	(1)	1	2

Comprehensive income	$1,415	$1,270	$3,829	$3,259

13.    Segment Financial Information

The Company has four reporting segments:

•

Health Benefits, which includes UnitedHealthcare Employer & Individual (formerly UnitedHealthcare), UnitedHealthcare Medicare & Retirement (formerly Ovations) and UnitedHealthcare Community & State (formerly AmeriChoice);

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

The following is a description of the types of products and services from which each of the Company’s reporting segments derives its revenues:

•

Health Benefits includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State because they have similar economic characteristics, products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, students and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health and well-being benefits and services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides network-based health and well-being benefits and services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (CHIP) and other government-sponsored health care programs.

•

OptumHealth provides behavioral benefit solutions, clinical care management, financial services and specialty offerings such as dental and vision. OptumHealth helps consumers navigate the heath care system, finance their health care needs and better achieve their health and well-being goals.

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

The following table presents reporting segment financial information:

(in millions)	Health Benefits	OptumHealth	Ingenix (a)	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2010
Revenues — external customers:
Premiums	$20,832	$635	$0	$0	$0	$21,467
Services	1,012	83	358	16	0	1,469
Products	0	0	23	573	0	596

Total revenues — external customers	21,844	718	381	589	0	23,532
Total revenues — intersegment	0	735	211	3,591	(4,537)	0
Investment and other income	119	16	0	1	0	136

Total revenues	$21,963	$1,469	$592	$4,181	$(4,537)	$23,668

Earnings from operations	$1,793	$143	$70	$139	$0	$2,145
Interest expense	0	0	0	0	(119)	(119)

Earnings before income taxes	$1,793	$143	$70	$139	$(119)	$2,026

Three Months Ended September 30, 2009
Revenues — external customers:
Premiums	$19,090	$639	$0	$0	$0	$19,729
Services	976	71	277	12	0	1,336
Products	0	0	23	467	0	490

Total revenues — external customers	20,066	710	300	479	0	21,555
Total revenues — intersegment	0	690	181	3,095	(3,966)	0
Investment and other income	124	15	0	1	0	140

Total revenues	$20,190	$1,415	$481	$3,575	$(3,966)	$21,695

Earnings from operations	$1,244	$172	$64	$196	$0	$1,676
Interest expense	0	0	0	0	(137)	(137)

Earnings before income taxes	$1,244	$172	$64	$196	$(137)	$1,539

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(in millions)	Health Benefits	OptumHealth	Ingenix (a)	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2010
Revenues — external customers:
Premiums	$61,836	$1,884	$0	$0	$0	$63,720
Services	2,999	238	962	47	0	4,246
Products	0	0	48	1,653	0	1,701

Total revenues — external customers	64,835	2,122	1,010	1,700	0	69,667
Total revenues — intersegment	0	2,167	616	10,787	(13,570)	0
Investment and other income	403	51	0	4	0	458

Total revenues	$65,238	$4,340	$1,626	$12,491	$(13,570)	$70,125

Earnings from operations	$5,019	$455	$183	$405	$0	$6,062
Interest expense	0	0	0	0	(363)	(363)

Earnings before income taxes	$5,019	$455	$183	$405	$(363)	$5,699

Nine Months Ended September 30, 2009
Revenues — external customers:
Premiums	$57,797	$1,789	$0	$0	$0	$59,586
Services	2,949	210	746	34	0	3,939
Products	0	0	44	1,334	0	1,378

Total revenues — external customers	60,746	1,999	790	1,368	0	64,903
Total revenues — intersegment	0	2,055	497	9,298	(11,850)	0
Investment and other income	398	49	0	4	0	451

Total revenues	$61,144	$4,103	$1,287	$10,670	$(11,850)	$65,354

Earnings from operations	$3,638	$472	$172	$502	$0	$4,784
Interest expense	0	0	0	0	(407)	(407)

Earnings before income taxes	$3,638	$472	$172	$502	$(407)	$4,377

(a)	As of September 30, 2010, Ingenix’s total assets were $5.2 billion as compared to $2.4 billion as of December 31, 2009. The increase was due to acquisitions completed in the third quarter of 2010.

14.    Commitments and Contingencies

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

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on the Employee Retirement Income Security Act of 1974, as amended (ERISA), as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, after almost nine years of litigation and many rulings from the court on various motions, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement and the Company agreed to pay $350 million (the settlement amount) to a fund for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The court granted preliminary approval of the settlement over the objections of certain plaintiffs’ counsel on December 1, 2009, and granted final approval of the settlement on September 20, 2010. On October 18, 2010, the Company paid the settlement amount, plus interest, to an escrow account established by the plaintiffs. Several members of the plaintiff class have indicated an intent to appeal approval of the settlement. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

law judge (ALJ) since December 2009. CDI has recently amended its Order to Show Cause, alleging a significant number of additional violations, also relating to claims processing. After the ALJ issues a ruling at the conclusion of the administrative proceeding, the California Insurance Commissioner may accept, reject or modify the ALJ’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court.

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon dismissal of claims in the derivative actions and resolution of any appeals. Following notice to shareholders, the federal court granted the parties’ motion for final approval of the proposed settlements on July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the parties’ motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, which have been paid by the Company. A shareholder has filed an appeal with the U.S. Court of Appeals for the Eighth Circuit challenging only the federal plaintiffs’ counsel’s fee award. Federal plaintiffs’ counsel is contesting the appeal. A hearing on the appeal is scheduled for November 16, 2010.

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

EXECUTIVE OVERVIEW

General

UnitedHealth Group is a diversified health and well-being company, whose focus is on improving the overall health and well-being of the people we serve and their communities and enhancing the performance of the health system. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost; support the physician/patient relationship; and empower people with the information, guidance and tools they need to make personal health choices and decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to help make health care work better. These core competencies are focused in two market areas, health benefits and health services. Health benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare Employer & Individual (formerly UnitedHealthcare), UnitedHealthcare Medicare & Retirement (formerly Ovations) and UnitedHealthcare Community & State (formerly AmeriChoice) businesses. Health services are provided to the participants in the health system itself, ranging from employers and health plans to physicians and life sciences companies through our OptumHealth, Ingenix and Prescription Solutions businesses. In aggregate, these businesses have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on the key goals in health and well-being: access, affordability, quality and simplicity as they apply to their specific market.

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

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. We seek to sustain a stable medical care ratio for an equivalent mix of business. However, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and recently enacted Health Reform Legislation may impact our premiums, medical costs and medical care ratio.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs. We seek to improve our operating cost ratio, calculated as operating costs as a percentage of total revenues, for an equivalent mix of business. However, changes in business mix, such as increases in the size of our health services businesses, and recently enacted Health Reform Legislation, may impact our operating costs and operating cost ratio.

Cash Flows

We generate cash primarily from premiums, service and product revenues and investment income, as well as proceeds from the sale or maturity of our investments. Our primary uses of cash are for payments of medical claims and operating costs, purchases of investments, common stock repurchases, acquisitions, dividends to shareholders and payments on debt. For more information on our cash flows, see “Liquidity” below.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 17% of U.S. gross domestic product and which has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to rise in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

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

The following outlines certain provisions of the Health Reform Legislation that will take effect in 2010 through 2014:

Effective 2010: Expansion of dependent coverage to include adult children until age 26; elimination of certain annual and lifetime caps on the dollar value of certain essential health benefits (yet to be fully defined); elimination of pre-existing condition limits for enrollees under 19; prohibitions on certain policy rescissions; cost sharing obligations for out of network emergency services; and a requirement to provide coverage for preventive services without cost to members (for non-grandfathered plans).

These Health Reform Legislation changes are expected to increase medical cost trends and affect our underwriting policies in the individual and group commercial markets. We have begun to implement the new provisions of the Health Reform Legislation as they have become effective for new and renewed plans and policies on and after September 23, 2010.

Effective 2010: Development of an annual review process of “unreasonable” increases in premiums for commercial health plans.

HHS has not yet promulgated rules relating to an annual review of “unreasonable” increases in premiums for commercial health plans. Depending on how HHS defines an “unreasonable” premium increase and what the annual review process entails, there is a broad range of potential business impacts, including undue delays in necessary premium rate increases in state jurisdictions that could jeopardize our ability to adequately fund future claims costs.

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

Beginning in 2011, companies with medical cost ratios below these targets will be required to rebate premiums to their customers annually. While the National Association of Insurance Commissioners (NAIC) has submitted their recommendations to HHS, rules addressing several important aspects of this requirement have not been promulgated, including the appropriate measurement and application of these ratios, such as defining which expenses should be classified as medical and which should be classified as non-medical for purposes of the calculation; which taxes, fees and assessments may be excluded from premium calculations; the definition of large and small groups; whether these calculations should be prepared by companies at the national level or on some type of disaggregated basis; and how often and to which period this test should be applied. Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts in the near term and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Given the breadth of possible changes, the lack of definitive guidance from HHS and the potential for meaningful market disruption in 2011 and 2012, we are not able to fully project the impact these medical cost ratios will have on our market share, revenues and results of operations. However, in the individual market (which represents less than 5% of our annual consolidated revenues and operating earnings), the minimum medical cost ratio, if not adjusted by HHS, will require changes to our pricing, product offerings and approach. We have begun making changes to reduce our product distribution costs in the individual market in response to this legislation. These changes could impact future growth in these products. Other market participants could also implement changes to their business practices in response to this legislation, which could positively or negatively impact our growth and market share.

Effective 2011: Mandating consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap.

This statutory reduction in drug prices for seniors in the coverage gap may cause people who may have had difficulty affording their medications to increase their pharmaceutical usage. The change in pricing could also have secondary effects, such as changing the mix of brand name and generic drug usage. We have incorporated the anticipated impact of these changes in our 2011 product pricing.

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

Effective 2013/2014: Increase in Medicaid fee-for-service and managed care program reimbursements for primary care services provided by primary care doctors (family medicine, general internal medicine or pediatric medicine) to 100% of the Medicare payment rates for 2013 and 2014 and provides 100% federal financing for the difference in rates based on rates applicable on July 1, 2009.

The increase in Medicaid rates to primary care doctors are expected to increase cost trends for Medicaid Managed Care plans, but the increase should be fully offset by federal funding for the temporary increase.

Effective 2014: Annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes; expansion of Medicaid eligibility for all individuals and families with incomes up to 133% of the federal poverty level (states can early adopt the expansion without increased federal funding prior to 2014); states receive full federal matching in 2014 through 2016; all individual and group health plans must offer coverage on a guaranteed issued and guaranteed renewal basis during annual open enrollment and cannot apply pre-existing condition exclusions or health status rating adjustments; elimination of annual limits on essential benefits coverage on certain plans; establishment of state-based exchanges for individuals and small employers (with up to 100 employees) as well as certain CHIP eligibles; introduction of standardized plan designs based on set actuarial values to increase comparability of competing products on the exchanges; and establishment of minimum medical cost ratio of 85% for Medicare Advantage plans.

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

We operate a diversified set of health care focused businesses, and our business model has been intentionally designed to address a multitude of market sectors. For example, in addition to the potential impacts on our businesses described above, we also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, as well as in prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and related infrastructure construction, disease management programs and wellness programs will continue to grow. Therefore, we could see simultaneous increases and decreases in demand for our various products and services. For additional information regarding our risks related to health care reforms, see “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (March 2010 10-Q).

Adverse Economic Conditions. The current U.S. recessionary economic environment has impacted demand for some of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our employer customers, putting pressure on top line growth for our UnitedHealthcare Employer & Individual and OptumHealth businesses. This workplace attrition will continue to impact UnitedHealthcare Employer & Individual’s commercial risk and fee-based membership throughout 2010 and is expected to continue until national employment stabilizes. In contrast, our UnitedHealthcare Community & State business is experiencing growth in its state Medicaid offerings as employment rates fall. If the recessionary economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Our revenues are also impacted by U.S. monetary and fiscal policy. In response to recessionary conditions, the U.S. Federal Reserve has maintained the target federal funds rate at a range of zero to 25 basis points.

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

Mental Health Parity and Addiction Equity Act. The Paul Wellstone-Pete Domenici Mental Health Parity and Addiction Equity Act 2008 (Mental Health Parity Act) became effective for plan years beginning on or after October 3, 2009 and requires that financial requirements and treatment limitations applicable to mental health or substance abuse benefits be no more restrictive than those imposed on medical and surgical benefits. The Mental Health Parity Act does not require plans to offer mental health or substance abuse benefits. The Federal Mental Health Parity Act became effective on July 1, 2010 for some plans, depending on their renewal date. Based on our current interpretations of the regulatory changes, we expect to see some impacts to risk-based behavioral health benefit costs beginning in 2011. Based on our customer renewal cycle, we believe the impact on our 2010 consolidated results of operations will not be material. We anticipate pricing actions in 2011 will partially mitigate the impact of revised regulations on our margins.

RESULTS SUMMARY

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages and per share data)			Increase (Decrease)				Increase (Decrease)
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues:
Premiums	$21,467	$19,729	$1,738	9%	$63,720	$59,586	$4,134	7%
Services	1,469	1,336	133	10	4,246	3,939	307	8
Products	596	490	106	22	1,701	1,378	323	23
Investment and other income	136	140	(4)	(3)	458	451	7	2

Total revenues	23,668	21,695	1,973	9	70,125	65,354	4,771	7

Operating costs:
Medical costs	17,192	16,171	1,021	6	51,583	49,248	2,335	5
Medical care ratio	80.1%	82.0%		(1.9)	81.0%	82.7%		(1.7)
Operating costs	3,548	3,156	392	12	10,183	9,321	862	9
Operating cost ratio	15.0%	14.5%		0.5	14.5%	14.3%		0.2
Cost of products sold	536	442	94	21	1,553	1,268	285	22
Depreciation and amortization	247	250	(3)	(1)	744	733	11	2

Total operating costs	21,523	20,019	1,504	8	64,063	60,570	3,493	6

Earnings from operations	2,145	1,676	469	28	6,062	4,784	1,278	27
Operating margin	9.1%	7.7%		1.4	8.6%	7.3%		1.3
Interest expense	(119)	(137)	18	13	(363)	(407)	44	11

Earnings before income taxes	2,026	1,539	487	32	5,699	4,377	1,322	30
Provision for income taxes	(749)	(504)	(245)	(49)	(2,108)	(1,499)	(609)	(41)
Tax rate	37.0%	32.7%		4.3	37.0%	34.2%		2.8

Net earnings	$1,277	$1,035	$242	23%	$3,591	$2,878	$713	25%

Net margin	5.4%	4.8%		0.6%	5.1%	4.4%		0.7%
Diluted net earnings per common share	$1.14	$0.89	$0.25	28%	$3.15	$2.43	$0.72	30%
Return on equity (a)	20.3%	18.6%		1.7%	19.5%	17.7%		1.8%

(a)	Return on equity is calculated as annualized net earnings divided by average equity for the last two and four quarters, for the three and nine months ended September 30, respectively.

2010 RESULTS OF OPERATIONS COMPARED TO 2009 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues for the three and nine months ended September 30, 2010 were primarily due to strong organic growth in risk-based benefit offerings in our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends. Growth in customers served by our health services businesses, particularly through pharmaceutical benefit management programs, increasing revenues from public sector programs and increased sales of health care technology software and services also contributed to our revenue growth.

Medical Costs

Medical costs for the three and nine months ended September 30, 2010 increased primarily due to growth in our public and senior markets risk-based businesses and medical cost inflation, which were partially offset by decreases in commercial risk-based membership and net favorable development of prior period medical costs.

Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended September 30, 2010, there was $80 million of net favorable medical cost development related to prior fiscal years and $150 million of net favorable medical cost development related to the first half of 2010. For the nine months ended September 30, 2010, medical costs included $660 million of net favorable medical cost development related to prior fiscal years. The favorable development for both the three and nine months ended September 30, 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims handling and processing.

For the three months ended September 30, 2009, there was $100 million of net favorable medical cost development related to prior fiscal years and $90 million of net favorable medical cost development related to the first half of 2009. For the nine months ended September 30, 2009 medical costs included $300 million of net favorable medical cost development related to prior fiscal years.

Operating Costs

Operating costs for the three and nine months ended September 30, 2010 increased due to acquired and organic growth in health services businesses, costs related to increased employee headcount and compensation, increased advertising costs, and the absorption of new business development and start-up costs.

Income Tax Rate

The increases in our effective income tax rate for both the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009 resulted from a benefit in the 2009 tax rate from the resolution of various historical state income tax matters and an increase in the 2010 rate related to limitations on the future deductibility of certain compensation related to the Health Reform Legislation.

Reporting Segments

We have four reporting segments:

•	Health Benefits, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

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

The following summarizes the operating results of our reporting segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)			Increase (Decrease)				Increase (Decrease)
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues
Health Benefits	$21,963	$20,190	$1,773	9%	$65,238	$61,144	$4,094	7%
OptumHealth	1,469	1,415	54	4	4,340	4,103	237	6
Ingenix	592	481	111	23	1,626	1,287	339	26
Prescription Solutions	4,181	3,575	606	17	12,491	10,670	1,821	17
Eliminations	(4,537)	(3,966)	(571)	nm	(13,570)	(11,850)	(1,720)	nm

Consolidated revenues	$23,668	$21,695	$1,973	9%	$70,125	$65,354	$4,771	7%

Earnings from operations
Health Benefits	$1,793	$1,244	$549	44%	$5,019	$3,638	$1,381	38%
OptumHealth	143	172	(29)	(17)	455	472	(17)	(4)
Ingenix	70	64	6	9	183	172	11	6
Prescription Solutions	139	196	(57)	(29)	405	502	(97)	(19)

Consolidated earnings from operations	$2,145	$1,676	$469	28%	$6,062	$4,784	$1,278	27%

Operating margin
Health Benefits	8.2%	6.2%		2.0%	7.7%	5.9%		1.8%
OptumHealth	9.7	12.2		(2.5)	10.5	11.5		(1.0)
Ingenix	11.8	13.3		(1.5)	11.3	13.4		(2.1)
Prescription Solutions	3.3	5.5		(2.2)	3.2	4.7		(1.5)
Consolidated operating margin	9.1%	7.7%		1.4%	8.6%	7.3%		1.3%

nm = not meaningful

The following summarizes the number of individuals served by our Health Benefits businesses, by major market segment and funding arrangement, as of September 30, 2010 and 2009:

			Increase (Decrease)
(in thousands, except percentages)	2010	2009	2010 vs. 2009
Commercial risk-based	9,330	9,460	(130)	(1)%
Commercial fee-based	15,370	15,295	75	0

Total commercial	24,700	24,755	(55)	(0)

Medicare Advantage	2,060	1,770	290	16
Medicaid	3,235	2,795	440	16
Standardized Medicare supplement	2,750	2,660	90	3

Total public and senior	8,045	7,225	820	11

Total Health Benefits	32,745	31,980	765	2%

Health Benefits

The revenue growth in Health Benefits for the three and nine months ended September 30, 2010 was primarily due to growth in the number of individuals served by our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends, partially offset by Medicare Advantage premium rate decreases and a decline in individuals served through risk-based commercial products, principally reflecting the decline in U.S. employment. For the three and nine months ended September 30, 2010 revenues were $10.4 billion and $30.6 billion for UnitedHealthcare Employer & Individual; $8.8 billion and $27.1 billion for UnitedHealthcare Medicare & Retirement; and $2.7 billion and $7.5 billion for UnitedHealthcare Community & State, respectively. For the three and nine months ended September 30, 2009 revenues were $10.1 billion and $30.7 billion for UnitedHealthcare Employer & Individual; $7.9 billion and $24.4 billion for UnitedHealthcare Medicare & Retirement; and $2.1 billion and $6.1 billion for UnitedHealthcare Community & State, respectively.

Health Benefits earnings from operations and operating margins for the three and nine months ended September 30, 2010 increased over the prior year primarily due to factors that increased revenues described above as well as moderated levels of overall health system utilization and the effect of increased net favorable development in prior period medical costs.

OptumHealth

Increased revenues in OptumHealth for the three and nine months ended September 30, 2010 were driven by new business development in large scale public sector programs and increased sales of benefits and services to external employer markets, partially offset by a decline in revenues associated with a decrease in UnitedHealthcare Employer & Individual commercial membership and a loss of some smaller specialty benefits customers.

Earnings from operations and operating margins for the three and nine months ended September 30, 2010 decreased primarily due to the mix effect of lower margin public sector business, new market development and startup costs and costs related to the implementation of the Mental Health Parity Act.

Ingenix

Increased revenues in Ingenix for the three and nine months ended September 30, 2010 were primarily due to the impact of acquisitions and growth in health care information technology offerings and services focused on cost and data management and regulatory compliance.

The decrease in operating margin for the three and nine months ended September 30, 2010 was primarily due to increases in the mix of lower margin business, continued margin pressure in the pharmaceutical services business and continued investments in new growth areas.

Prescription Solutions

The increased Prescription Solutions revenues for the three and nine months ended September 30, 2010 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business. Intersegment revenues eliminated in consolidation for the three and nine months ended September 30, 2010 were $3.6 billion and $10.8 billion, respectively. Intersegment revenues eliminated in consolidation for the three and nine months ended September 30, 2009 were $3.1 billion and $9.3 billion, respectively.

Prescription Solutions earnings from operations and operating margin for the three and nine months ended September 30, 2010 decreased primarily due to changes in performance-based pricing contracts with Medicare Part D plan sponsors, which were partially offset by prescription volume growth, increased usage of mail service and generic drugs by consumers and effective operating cost management.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Liquidity

Introduction

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of our businesses while maintaining liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before depreciation, amortization and other non-cash expenses. As a result, any future decline in our profitability may have a negative impact on our liquidity. The diversity of our businesses, our geographic and customer diversity and our disciplined underwriting and pricing processes for our risk-based businesses, which seek to match premium rate increases with future expected medical costs, partially mitigates the risk of rising medical and operating costs.

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, liquid, investment-grade, debt securities to improve our overall investment return. We make these investments pursuant to our Board of Directors’ approved investment policy, which focuses on preservation of capital, credit quality, diversification, income and duration. The policy also generally governs return objectives, regulatory limitations, tax implications and risk tolerances.

Our regulated subsidiaries are subject to regulations and standards in their respective states of domicile. Most of these regulations and standards conform to those established by the NAIC. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that can be paid is $3.2 billion. For the nine months ended September 30, 2010, our regulated subsidiaries paid their parent companies dividends of $2.1 billion, including $214 million of extraordinary dividends. For the year ended December 31, 2009, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $2.5 billion of extraordinary dividends. The total dividends received in 2009 included all of the ordinary dividend capacity of $3.1 billion, based upon 2008 statutory net income, capital and surplus levels. In some cases, ordinary dividends were classified as extraordinary dividends due to their increased size and/or accelerated timing. Given current statutory capital levels, we anticipate that our total regulated subsidiary dividends in 2010 will approximate ordinary dividend capacity.

Our non-regulated businesses also generate cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of commercial paper and long-term debt, as well as the availability of our committed credit facility, further strengthen our operating and financial flexibility. We generally use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, or return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Nine Months Ended September 30,
(in millions)	2010	2009
Sources of cash:
Cash flows from operating activities	$4,832	$4,345
Sales of investments	1,927	3,516
Maturities of investments	2,236	2,116
Interest rate swap termination	0	513
Customer funds administered	1,014	402
Proceeds from issuance of commercial paper	1,131	0
Other	199	281

Total sources of cash	11,339	11,173

Uses of cash:
Purchases of investments	(5,177)	(4,861)
Cash paid for acquisitions, net of cash assumed	(2,072)	(402)
Retirement of long-term debt	(1,333)	(1,350)
Common stock repurchases	(1,892)	(1,568)
Dividends paid	(313)	(36)
Other	(775)	(847)

Total uses of cash	(11,562)	(9,064)

Net (decrease) increase in cash	$(223)	$2,109

2010 Cash Flows Compared to 2009 Cash Flows

Cash flows from operating activities increased $487 million, or 11%, for the nine months ended September 30, 2010. Factors that increased cash flows from operating activities were growth in net earnings, a year over year decrease in payments to certain state programs and an increase in pharmacy rebate collections which were partially offset by a decrease in cash flows from operations related to the change in medical costs payable due to the acceleration of the payment cycle associated with the Medicare Part D program as well as the timing of other medical claim payments.

Cash flows used for investing activities increased $3.5 billion, primarily due to 2010 acquisitions and decreases in sales of investments.

Cash flows used for financing activities decreased $701 million, or 33%, primarily due to proceeds from the issuance of commercial paper and an increase in customer funds administered related to payables associated with CMS subsidies partially offset by the 2009 proceeds from our terminated interest rate swap contracts, increases in the amount of cash used for share repurchases and an increase in the amount of cash dividends paid on our common stock.

Financial Condition

As of September 30, 2010, our cash, cash equivalent and available-for-sale investment balances of $25.5 billion included $9.6 billion of cash and cash equivalents (of which $1.0 billion was held by non-regulated entities), $15.5 billion of debt securities and $487 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our cash equivalent and investment portfolio has a weighted-average duration of 2.2 years and a weighted-average credit rating of “AA” as of September 30, 2010. Included in the debt securities balance are $2.8 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of September 30, 2010.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper program, which facilitates the issuance of senior unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. We had $1.1 billion of commercial paper outstanding as of September 30, 2010. Our issuance of commercial paper in 2010 was to maintain ample liquidity at the holding company level and due to increased acquisition activity.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. We had no amounts outstanding under this facility as of September 30, 2010. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. As of September 30, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 0.7%.

Our bank credit facility contains various covenants including requiring us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, was 30.1% and 32.1% as of September 30, 2010 and December 31, 2009, respectively. We were in compliance with our debt covenants as of September 30, 2010.

Debt Issuance. In October 2010, we issued $750 million in senior unsecured notes under our February 2008 S-3 shelf registration statement. The issuance included $450 million of 3.875% fixed-rate notes due October 2020 and $300 million of 5.700% fixed-rate notes due October 2040. We intend to use the proceeds for general corporate purposes.

Credit Ratings. Our credit ratings at September 30, 2010 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Stable	A-	Negative	bbb+	Stable
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a	AMB-2	n/a

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

Debt Tender. In February 2010, we completed cash tender offers for $775 million in aggregate principal of certain of our outstanding fixed-rate notes to lower interest expense and improve the matching of the interest rate exposure related to our floating rate assets and liabilities on our balance sheet.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 120 million shares of our common stock. During the nine months ended September 30, 2010, the Company repurchased 59 million shares at an average price of approximately $32 per share and an aggregate cost of $1.9 billion. As of September 30, 2010, the Company had Board authorization to purchase up to an additional 65 million shares of its common stock.

Dividends. In May 2010, our Board of Directors increased our cash dividend to shareholders and moved us to a quarterly dividend payment cycle. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010, our policy had been to pay an annual dividend.

The following table provides details of our dividend payments in 2010:

Record Date	Payment Date	Amount per Share	Total Amount Paid
			(in millions)
4/6/2010	4/20/2010	$0.030	$34
6/7/2010	6/21/2010	0.125	140
9/14/2010	9/28/2010	0.125	139

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2009 was disclosed in our 2009 10-K. In October 2010, we issued a total of $750 million of senior unsecured debt with $450 million due in 2020 and $300 million due in 2040. There were no other material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there have been no recently issued accounting standards that will have a material impact on our Condensed Consolidated Financial Statements, or apply to our operations.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2009 10-K. As of September 30, 2010, our critical accounting policies have not changed from those described in our 2009 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2009 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2010, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of September 30, 2010, there were no other significant concentrations of credit risk.

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

As of September 30, 2010, $9.6 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $5.2 billion of our debt as of September 30, 2010 was at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of September 30, 2010, $15.7 billion of our investments was fixed-rate debt securities and $5.8 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we enter into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements converted a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. Additional information on our derivative financial instruments is included in Note 7 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of September 30, 2010 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$192	$104	$(1,199)	$(1,056)
1%	96	52	(608)	(574)
(1)%	(16)	(15)	606	663
(2)%	nm	nm	1,217	1,447

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of September 30, 2010, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of September 30, 2010, we had $487 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in Note 14 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report and is incorporated by reference herein.

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

There have been no material changes to the risk factors disclosed in our 2009 10-K and March 2010 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

Third Quarter 2010

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 31, 2010	2,317,271	(b)	$29.86	2,303,399	82,726,152
August 31, 2010	5,958,911	(c)	$32.10	5,958,009	76,768,143
September 30, 2010	11,376,791		$34.42	11,376,791	65,391,352

Total	19,652,973		$33.18	19,638,199

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In February 2010, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 120 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 2,303,399 shares of our common stock repurchased during the period and 13,872 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 5,958,009 shares of our common stock repurchased during the period and 902 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

10.2	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: November 3, 2010

/s/ GEORGE L. MIKAN III George L. Mikan III	Executive Vice President and Chief Financial Officer (principal financial officer)	Dated: November 3, 2010

/s/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: November 3, 2010

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)

10.2	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

*	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.