Form 10-K
period 2010-12-31
UNITEDHEALTH GROUP INC
filed 2011-02-10
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10864

UNITEDHEALTH GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNITEDHEALTH GROUP CENTER 9900 BREN ROAD EAST MINNETONKA, MINNESOTA	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 936-1300

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.
(Title of each class)	(Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $31,467,360,829 (based on the last reported sale price of $28.40 per share on June 30, 2010, on the New York Stock Exchange).*

As of January 31, 2011, there were 1,093,694,629 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

Note that in Part III of this report on Form 10-K, we incorporate by reference certain information from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Overview

UnitedHealth Group is a diversified health and well-being company, whose focus is on improving the overall health and well-being of the people we serve and their communities and enhancing the performance of the health system (the terms “we,” “our,” “us” “UnitedHealth Group” or the “Company” used in this report refer to UnitedHealth Group Incorporated and our subsidiaries). We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost; support the physician/patient relationship; and empower people with the information, guidance and tools they need to make personal health choices and decisions.

During 2010, we managed approximately $125 billion in aggregate health care spending on behalf of the constituents and consumers we served across our various businesses. Our primary focus is on improving the health care system by simplifying the administrative components of health care delivery, promoting evidence-based medicine as the standard for care, and providing relevant, actionable data that physicians, health care professionals, consumers, employers and other participants in health care can use to make better, more informed decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to help make health care work better. These core competencies are focused in two market areas, health benefits and health services. Health benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare Employer & Individual (formerly UnitedHealthcare), UnitedHealthcare Medicare & Retirement (formerly Ovations), and UnitedHealthcare Community & State (formerly AmeriChoice) businesses. Health services are provided to the participants in the health system itself, ranging from consumers, employers and health plans to physicians and life sciences companies through our OptumHealth, Ingenix and Prescription Solutions businesses. In aggregate, these businesses have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on the key goals in health and well-being: access, affordability, quality and simplicity as they apply to their specific market.

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

For our financial results and the presentation of certain other financial information by segment, see Note 14 of Notes to the Consolidated Financial Statements.

2011 Business Realignment

On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. For example, in 2011 OptumHealth’s results of operations will include our clinical services assets, including Southwest Medical multi-specialty clinics in

Nevada and our Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations will include OptumHealth Specialty Benefits, including dental, vision, life and disability. There were no changes to our reportable segments as a result of these changes. Our periodic filings beginning with our first quarter 2011 Form 10-Q will include historical segment results restated to reflect the effect of this realignment.

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

DESCRIPTION OF REPORTING SEGMENTS

Health Benefits

The financial results of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State have been aggregated in the Health Benefits reporting segment due to their similar economic characteristics, products and services, types of customers, distribution methods, operational processes and regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. Health Benefits utilizes the expertise of UnitedHealth Group affiliates for capabilities in specialized areas, such as prescription drug services, behavioral health services and fraud and abuse prevention and detection. Health Benefits arranges for discounted access to care through networks that include a total of 730,000 physicians and other health care professionals and 5,300 hospitals across the United States.

UnitedHealthcare Employer & Individual

UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Employer & Individual facilitated access to health care services on behalf of approximately 25 million Americans as of December 31, 2010. With its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers that elect to self-fund the health care costs of their employees and employees’ dependants, UnitedHealthcare Employer & Individual receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependants, while UnitedHealthcare Employer & Individual provides coordination and facilitation of medical services, customer and health care professional services and access to a contracted network of physicians, hospitals and other health care professionals. Large employer groups, such as those serviced by UnitedHealthcare Employer & Individual National Accounts, typically use self-funded arrangements. As of December 31, 2010, UnitedHealthcare Employer & Individual National Accounts served 372 large employer groups under these arrangements, including 144 of the Fortune 500 companies. Small employer groups are more likely to purchase risk-based products because they are less willing or able to bear a greater potential liability for health care expenditures. UnitedHealthcare Employer & Individual also offers a variety of non-employer based insurance options for purchase by individuals, including students, which are designed to meet the health coverage needs of these consumers and their families.

UnitedHealthcare Employer & Individual offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third party administrators (TPAs). UnitedHealthcare Employer & Individual’s product strategy centers on several principles: consumer choice, broad access to health professionals, and use of data and science to promote better outcomes, quality service, transparency and affordability. Integrated wellness programs and services help individuals make informed decisions, maintain healthy lifestyles and optimize health outcomes by coordinating access to care services and providing personalized, targeted education and information services.

Individuals served by UnitedHealthcare Employer & Individual have access to approximately 90% of the physicians and other health care professionals and 96% of the hospitals through the UnitedHealth Group networks. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals. Directly or through UnitedHealth Group’s family of companies, UnitedHealthcare Employer & Individual offers:

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

•	Disease and condition management programs to help individuals address significant, complex disease states, including disease-specific benefit offerings such as the Diabetes Health Plan; and

•	Convenient self-service tools for health transactions and information.

UnitedHealthcare Employer & Individual’s regional and national access to broad, affordable and quality networks of health care professionals has advanced over the past several years, with significant increases in access to services throughout the United States. UnitedHealthcare Employer & Individual has also organized health care alliances with select regional not-for-profit health plans to facilitate greater customer access and affordability.

UnitedHealthcare Employer & Individual’s innovation distinguishes its product offerings from its competition. Its consumer-oriented health benefits and services value individual choice and control in accessing health care. UnitedHealthcare Employer & Individual has programs that provide health education, admission counseling before hospital stays, care advocacy to help avoid delays in patients’ stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. To provide consumers with the necessary resources and information to make more informed choices when managing their health, data-driven networks and clinical management are organized through clinical lines of service such as cardiology, oncology, neuroscience, orthopedics, women’s health, primary care and emergency services. UnitedHealthcare Employer & Individual also offers comprehensive and integrated pharmaceutical management services that promote lower costs by using formulary programs that drive better unit costs for drugs, benefit designs that encourage consumers to use drugs that offer better value and outcomes, and physician and consumer programs that support the appropriate use of drugs based on clinical evidence.

UnitedHealthcare Employer & Individual provides innovative programs that give consumers more financial control of their spending decisions for health care. These products include high-deductible consumer-driven benefit plans coupled with health reimbursement accounts (HRAs), or health savings accounts (HSAs), which are offered on a self-funded and fully-insured basis. UnitedHealthcare Employer & Individual provided these products to approximately 32,000 employer-sponsored benefit plans during 2010, including approximately 160 employers in the large group self-funded market.

UnitedHealthcare Employer & Individual’s distribution system consists primarily of brokers and direct and internet sales in the individual market, brokers in the small employer group market, and brokers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare Employer & Individual’s direct distribution efforts are generally limited to the individual market, portions of the large employer group and public sector markets, and cross-selling of specialty products to existing customers.

UnitedHealthcare Medicare & Retirement

UnitedHealthcare Medicare & Retirement provides health and well-being services for individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Medicare & Retirement is fully dedicated to this market segment, as it provides products and services in all 50 states, the District of Columbia, and most U.S. territories. UnitedHealthcare Medicare & Retirement participates nationally in the Medicare program, offering a wide-ranging spectrum of Medicare products, including Medigap products that supplement traditional fee-for-service coverage, more traditional health-plan-type programs under Medicare Advantage, Medicare Part D prescription drug coverage, and special offerings for beneficiaries who are chronically ill and/or Medicaid and Medicare dual-eligible. Premium revenues from the Centers for Medicare & Medicaid Services (CMS) were 27% of our total consolidated revenues for the year ended December 31, 2010, most of which were generated by UnitedHealthcare Medicare & Retirement under a number of contracts.

UnitedHealthcare Medicare & Retirement has extensive capabilities and experience with distribution, including direct marketing to consumers on behalf of its key clients – AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, state and U.S. government agencies and employer groups. UnitedHealthcare Medicare & Retirement also has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to risk-based health products and services in the senior and geriatric markets.

UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Special Needs Plans, Point-of-Service (POS) plans and Private-Fee-for-Service plans. Under the Medicare Advantage programs, UnitedHealthcare Medicare & Retirement provides health insurance coverage to eligible Medicare beneficiaries in exchange for a fixed monthly premium per member from CMS that varies based on the geographic areas in which members reside; demographic factors such as age, gender, and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement offers Medicare Advantage products in all 50 states and the District of Columbia. As of December 31, 2010, UnitedHealthcare Medicare & Retirement had approximately 2.1 million enrolled individuals in its Medicare Advantage products.

Additionally, UnitedHealthcare Medicare & Retirement provides the Medicare prescription drug benefit (Part D) to beneficiaries throughout the United States and its territories. Among the several Part D plans it offers, UnitedHealthcare Medicare & Retirement provides Medicare Part D coverage plans with the AARP brand. UnitedHealthcare Medicare & Retirement provides Part D drug coverage through its Medicare Advantage program, Special Needs Plans (covering individuals who live in an institutional long-term care setting, individuals dual-eligible for Medicaid and Medicare services or individuals with severe or disabling chronic conditions) and stand-alone Part D plans. As of December 31, 2010, UnitedHealthcare Medicare & Retirement had enrolled approximately 6.5 million members in the Part D program, including approximately 4.5 million members in the stand-alone Part D plans and approximately 2.0 million members in Medicare Advantage plans incorporating Part D coverage.

In association with AARP, UnitedHealthcare Medicare & Retirement provides a range of member funded standardized Medicare supplement and hospital indemnity insurance offerings from its insurance company affiliates to approximately 3.7 million AARP members. Additional UnitedHealthcare Medicare & Retirement services include a nurse healthline service, a lower cost standardized Medicare supplement offering that provides consumers with a national hospital network, 24-hour access to health care information, and access to discounted health services from a network of physicians.

UnitedHealthcare Medicare & Retirement also provides complete, individualized care planning and care benefits for aging, disabled and chronically ill individuals. UnitedHealthcare Medicare & Retirement serves approximately 196,000 individuals enrolled in Medicare Advantage products across the nation in long-term care settings including nursing homes, community-based settings and private homes. UnitedHealthcare Medicare & Retirement offers innovative care management and clinical programs, integrating federal, state and personal funding through a continuum of products from Special Needs Plans to hospice care. UnitedHealthcare Medicare & Retirement serves people in 30 states and in the District of Columbia in home, community and nursing home settings serving members primarily through nurse practitioners, nurses and care managers.

UnitedHealthcare Medicare & Retirement also offers a comprehensive eldercare service program providing service coordination, consultation, claim management and information resources nationwide. Proprietary, automated medical record software enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings for high-risk populations. UnitedHealthcare Medicare & Retirement also operates hospice and palliative care programs in 15 local markets in 11 states.

UnitedHealthcare Community & State

UnitedHealthcare Community & State provides solutions to states that care for the economically disadvantaged, the medically underserved, and those without benefit of employer-funded health care coverage in exchange for a monthly premium per member from the applicable state. As of December 31, 2010, UnitedHealthcare Community & State offers health plans in 23 states and the District of Columbia, serving over 3.3 million beneficiaries of acute and long-term care Medicaid plans, the Children’s Health Insurance Program (CHIP),

Special Needs Plans and other federal and state health care programs. UnitedHealthcare Community & State’s health plans and care programs are designed to address the complex needs of the populations they serve, including the chronically ill, those with disabilities, and people with higher risk medical, behavioral and social conditions. UnitedHealthcare Community & State’s approach leverages the national capabilities of UnitedHealthcare and delivers them through public programs at the local market level to support effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes, and the ability to adapt to a changing market environment.

For more than 20 years, UnitedHealthcare Community & State has served the needs of underserved, economically disadvantaged, and vulnerable individuals in multiple and diverse geographic markets. UnitedHealthcare Community & State focuses on addressing medical issues, as well as the social, behavioral and economic barriers individuals face in improving or maintaining their health status. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care. For example, the Personal Care Model establishes an ongoing relationship between health care professionals and individuals who have serious and chronic health conditions to help them maintain the best possible health and functional status, whether care is delivered in an acute care setting, long-term care facility or at home.

UnitedHealthcare Community & State’s programs for families and children focus on high-prevalence and debilitating chronic illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, HIV/AIDS and high-risk pregnancies. Programs for the long-term care population focus on dementia, depression, coronary disease and functional-use deficiencies that impede daily living.

OptumHealth

OptumHealth serves more than 63 million unique individuals with its diversified offering of health, financial and ancillary benefit services, and products that assist consumers in navigating the health care system, accessing health services based on their needs, supporting their emotional health and well-being, providing ancillary insurance benefits and helping people finance their health care needs through account-based programs. OptumHealth seeks to simplify the consumer health care experience and facilitate the efficient and effective delivery of care. Its capabilities can be deployed individually or integrated to provide a comprehensive solution oriented around a broad base of consumer needs within the health care system.

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

OptumHealth sells its products through three markets: employer (which includes the sub-markets of large, mid and small employers), payer (which includes the sub-markets of health plans, third party administrators, underwriter/stop-loss carriers and individual market intermediaries) and public sector (which includes Medicaid, Medicare and Federal procurement).

OptumHealth is one brand, organized into four major operating groups: OptumHealth Care Solutions; OptumHealth Financial Services; OptumHealth Behavioral Solutions; and OptumHealth Specialty Benefits, whose results of operations will be reflected in UnitedHealthcare Employer & Individual in 2011.

Care Solutions. Care Solutions serves more than 39 million individuals through personalized health management that improves people’s health and well-being, improves clinical outcomes and workforce productivity and reduces health care costs. Programs include wellness and prevention, disease management, case management, physical health programs, complex condition management, specialized provider networks, personalized health portals and consumer marketing services.

Care Solutions also provides benefit administration and clinical and network management for chiropractic, physical therapy, occupational therapy and other complementary and alternative care services through its national network consisting of 26,000 chiropractors, 16,000 physical and occupational therapists and 9,000 complementary and alternative health professionals.

Financial Services. Financial Services provides health-based financial services for consumers, employers, payers and health care professionals. Financial Services is comprised of OptumHealth Bank, which is a member of the Federal Deposit Insurance Corporation (FDIC), a TPA and a transaction processing service for the health care industry. Financial Services’ account-based offerings include HSA, HRA, and Flexible Spending Accounts in addition to other reimbursement accounts products. As of December 31, 2010 Financial Services had $1.1 billion in customer assets under management. Additionally, Financial Services provides electronic payments and statements services for health care professionals and payers. In 2010, Financial Services processed $43.5 billion in medical payments to physicians and other health care providers.

Behavioral Solutions. Behavioral Solutions serves approximately 50 million individuals with its employee assistance programs, work/life offerings, and clinically driven behavioral health, substance abuse and psychiatric disability management programs. Its consumer-focused programs incorporate state-of-the-art predictive modeling, outcomes management and evidence-based best practices, which result in better care and a reduction in overall health care costs. Behavioral Solutions customers have access to a national network of 91,000 clinicians and counselors and 3,100 facilities in 6,300 locations nationwide.

Specialty Benefits. Specialty Benefits includes dental, vision, life, critical illness, disability and stop-loss product offerings delivered through an integrated platform that enhances efficiency and effectiveness. Specialty Benefits covers nearly 23 million individuals and includes a network of more than 33,000 vision professionals in private and retail settings, and more than 154,000 dental providers. Stop-loss insurance is marketed throughout the United States through a network of TPAs, brokers and consultants. In 2011, these specialty benefits will be reflected in UnitedHealthcare Employer & Individual’s results of operations.

Ingenix

Ingenix offers database and data management services, software products, publications, consulting and actuarial services, business process outsourcing services and pharmaceutical data consulting and research services in conjunction with the development of pharmaceutical products on a nationwide and international basis. As of December 31, 2010, Ingenix’s customer base included 6,200 hospital facilities, 246,000 health care professionals or groups, 2,000 payers and intermediaries, 205 Fortune 500 companies, 2,200 life sciences companies, 270 government entities, and 150 United Kingdom Government Payers, as well as other UnitedHealth Group businesses.

Ingenix offers information and technology to simplify health care administration. Ingenix helps customers accurately and efficiently manage the information flowing through the health care system. Ingenix uses data to help advance transparency on cost and quality and help customers streamline their processes to make health care more efficient. Ingenix is a leader in contract research services, and pharmacoeconomics, epidemiology and safety and outcomes (including comparative effectiveness) research through its i3 businesses.

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

Many of Ingenix’s contract research services, consulting arrangements and software and related information services are performed over an extended period, often several years. Ingenix maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Ingenix’s aggregate backlog at December 31, 2010 was $2.8 billion, of which $2.0 billion is expected to be realized within the next 12 months. This includes $0.8 billion related to intersegment agreements all of which are included in the current portion. Backlog amounts do not include approximately $500 million for the portion of the i3 business that is being divested, which is discussed below. Ingenix cannot provide any assurance that it will be able to realize all of the revenues included in backlog due to uncertainty regarding the timing and scope of services and the potential for cancellation or early termination of service arrangements.

The Ingenix companies are divided into two groups: Information Services and i3.

Information Services. Information Services’ diverse product offerings help clients strengthen health care administration and advance health care outcomes. These products include health care utilization reporting and analytics, physician clinical performance benchmarking, clinical data warehousing, analysis and management responses for medical cost trend management, physician practice revenue cycle management, including integrated electronic medical record systems, revenue and payment cycle management for payer and health care professional organizations, payment accuracy solutions, decision-support portals for evaluation of health benefits and treatment options, risk management solutions, connectivity solutions and claims management tools to reduce administrative errors and support fraud recovery services. Information Services uses proprietary software applications that manage clinical and administrative data across diverse information technology environments. Information Services also uses proprietary predictive algorithmic applications to help clients detect and act on repetitive health care patterns in large data sets. Information Services offers comprehensive Electronic Data Interchange (EDI) services helping health care professionals and payers decrease costs of claims transmission, payment and reimbursement through both networked and direct connection services. Information Services provides computer assisted coding, publishes print and electronic media products that provide customers with information regarding medical claims coding, reimbursement, billing and compliance issues.

Information Services provides other services, such as medical necessity compliance services, verification of physician credentials, health care professional directories, Healthcare Effectiveness Data and Information Set (HEDIS) reporting, and fraud and abuse detection and prevention services. Information Services also offers consulting services, including actuarial and financial advisory work through its Ingenix Consulting division and health care policy research, implementation, strategy and management consulting through its subsidiary, The Lewin Group, as well as product development, health care professional contracting and medical policy management.

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

In January 2011, we announced that as part of focusing on its distinct life sciences competencies, Ingenix is exiting certain portions of the clinical trial support business and intends to sell these businesses. The businesses to be sold include those that mainly provide services in connection with the clinical trials that help pharmaceutical companies get a compound approved by the U. S. Food and Drug Administration and other applicable drug regulatory agencies outside of the United States. The services provided include monitoring, project management, data management and clinical staffing services. These services are generally performed in connection with Phase I, Phase II and Phase III clinical trials.

The remaining portion of i3 will be organized into a new Life Sciences division that will focus Ingenix’s capabilities in assisting life sciences clients to identify, analyze and measure the value of their products that have received regulatory approval. The products and services provided by the Life Sciences division include health economics outcomes and late phase research, market access and reimbursement informatics products and services, epidemiology and certain drug safety services, products and services relating to patient reported outcomes and regulatory consulting services.

Prescription Solutions

Prescription Solutions provides a comprehensive suite of integrated pharmacy benefit management (PBM) services to more than 12 million people nationwide through its network of more than 66,000 retail pharmacies and two mail service facilities, processing nearly 350 million adjusted retail, mail service and specialty drug prescriptions annually. Prescription Solutions is dedicated to helping its customers achieve a low-cost, high-quality pharmacy benefit. Prescription Solutions does this by working closely with customers to create customized solutions that are designed to improve quality and safety, increase compliance and adherence, and reduce fraud and waste.

Prescription Solutions’ integrated PBM services include retail network pharmacy contracting and management, claims processing, mail order pharmacy services, specialty pharmacy services, benefit design consultation, rebate contracting and management, drug utilization review, formulary management programs, disease therapy management and adherence programs. The mail order and specialty pharmacy fulfillment capabilities of Prescription Solutions are an important strategic component in serving employers, commercial health plans, Medicaid plans and Medicare-contracted businesses, including Part D prescription drug plans. In addition to PBM services, Prescription Solutions’ Consumer Health Products division delivers diabetic testing and other specialized medical supplies, over the counter items, vitamins and supplements directly to members’ homes.

Prescription Solutions provides PBM services to customers in our Health Benefits segment, as well as external employer groups, union trusts, managed care organizations, Medicare-contracted plans, Medicaid plans and TPAs, including mail service only, rebate services only and pharmacy carve-out accounts. Prescription Solutions’ distribution system consists primarily of health insurance brokers and other health care consultants or direct sales.

GOVERNMENT REGULATION

Most of our health and well-being services are regulated by federal and state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. In the first quarter of 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, were signed into law. The Health Reform Legislation, portions of which are summarized below, alters the regulatory environment in which we operate, in some cases to a significant degree. Federal and state governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, could negatively affect our business.

We believe we are in compliance in all material respects with applicable laws, regulations and rules. In the event we fail to comply with, or we fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, financial condition and results of operations could be materially adversely affected. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal and state laws and regulations.

Health Care Reforms

The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system. Certain provisions of the Health Reform Legislation have already taken effect, and other provisions become effective at various dates over the next several years. The Department of Health and Human Services (HHS), the Department of Labor (DOL) and the Treasury Department have issued regulations (or proposed regulations) on a number of aspects of Health Reform Legislation, but we await final rules and interim guidance on other key aspects of the legislation.

Certain aspects of the Health Reform Legislation are also being challenged in federal court, with the proponents of such challenges seeking to limit the scope of or have all or portions of the Health Reform Legislation declared unconstitutional. For example, on January 31, 2011, in a case brought on behalf of 26 state attorneys general and/or governors and certain other parties, the United States District Court for the Northern District of Florida ruled that the provision in the Health Reform Legislation that requires individuals to purchase health insurance (or be subject to penalties), along with the entire legislation, is unconstitutional. The United States District Court for the Eastern District of Virginia has held that the individual mandate and certain related provisions are unconstitutional, but without declaring the entire legislation unconstitutional. In contrast, federal district court judges in Virginia and Michigan have upheld the constitutionality of the individual mandate and the Health Reform Legislation. There are other cases challenging aspects of the Health Reform Legislation that remain pending and have not yet been decided. Judicial proceedings are subject to appeal and could last for an extended period of time, and we cannot predict the results of any of these proceedings. Congress may also withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether.

The following outlines certain provisions of the Health Reform Legislation that have taken or will take effect in the coming years, assuming the legislation is implemented in its current form.

Effective 2010: The Health Reform Legislation mandated the expansion of dependent coverage to include adult children until age 26; eliminated certain annual and lifetime caps on the dollar value of certain essential health benefits; eliminated pre-existing condition limits for enrollees under 19; prohibited certain policy rescissions; prohibited plans and issuers from charging higher cost sharing (copayments or coinsurance) for emergency services that are obtained out of a plan’s network; and included a requirement to provide coverage for preventive services without cost to members (for non-grandfathered plans).

The Health Reform Legislation also mandated certain changes to coverage determination and appeals processes, including expanding the definition of “adverse benefit determination” to include rescissions; extending external review rights of adverse benefit determinations to insured and self-funded plans; requiring urgent care coverage determinations to be made and communicated within 24 hours; and improving the clarity of and expanding the types of information in adverse benefit determination notices.

Effective 2011: Beginning in 2011, commercial fully insured health plans in the large employer group, small employer group and individual markets with medical loss ratios below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals, calculated under the definitions in the Health Reform Legislation and regulations) will be required to rebate ratable portions of their premiums to their customers annually. Rebate payments, if any, for 2011 would be made in mid 2012. A state can request a waiver of the individual market medical loss ratio for up to three years if the state petitions and provides to HHS certain supporting data, and HHS determines that the requirement is disruptive to the market in that state. In addition, effective in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap.

In addition, the Health Reform Legislation required HHS to maintain an annual review process of “unreasonable” increases in premiums for commercial health plans. HHS recently issued a proposed regulation that defines a review threshold of annual premium rate increases generally at or above 10% for rate increases filed or effective July 1, 2011 or later. The proposed rule also clarifies that HHS review will not supersede existing state review and approval processes. The proposed regulation further requires health plans to provide to the states and HHS extensive information supporting any premium rate increase of 10% or more, regardless of whether such increase ultimately is or is not deemed “unreasonable.” This information is expected to be made public by the states and/or HHS.

Effective 2011/2012: As part of the Health Reform Legislation, Medicare Advantage payment rates for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will ultimately receive 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition to other measures, quality bonuses may partially offset these anticipated rate reductions as CMS quality rating bonuses are phased in over three years beginning in 2012.

Effective 2013: Effective beginning in 2013 with respect to services performed after 2009, the Health Reform Legislation limits the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for insurance providers if at least 25% of the insurance provider’s gross premium income from health business is derived from health insurance plans that meet the minimum creditable coverage requirements.

Effective 2013/2014: The Health Reform Legislation provides for an increase in Medicaid fee-for-service and managed care program reimbursements for primary care services provided by primary care doctors (family medicine, general internal medicine or pediatric medicine) to 100% of the Medicare payment rates for 2013 and 2014, and provides 100% federal financing for the difference in rates based on rates applicable on July 1, 2009.

Effective 2014: Effective starting in 2014, a number of the provisions of the Health Reform Legislation are scheduled to take effect, including the following: an annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes; expansion of Medicaid eligibility for all individuals and families with incomes up to 133% of the federal poverty level (states can early adopt the expansion without increased federal funding prior to 2014); states receive full federal matching in 2014 through 2016; all individual and group health plans must offer coverage on a guaranteed issue and guaranteed renewal basis during annual open enrollment and special enrollment periods and cannot apply pre-existing condition exclusions or health status rating adjustments; elimination of annual limits on essential benefits coverage on certain plans; establishment of state-based exchanges for individuals and small employers (with up to 100 employees) as well as certain CHIP eligibles; introduction of plan designs based on set actuarial values to increase comparability of competing products on the exchanges; and establishment of minimum medical loss ratio of 85% for Medicare Advantage plans.

The Health Reform Legislation and the related federal and state regulations will impact how we do business and could restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase our medical and administrative costs, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes. The Health Reform Legislation may create new or expand existing opportunities for business growth, but due to its complexity, the impact of the Health Reform Legislation remains difficult to predict and is not yet fully known. See also Item 1A, “Risk Factors” for a discussion of the risks related to the Health Reform Legislation and related matters.

Other Federal Laws and Regulation

We are subject to various levels of federal regulation. CMS regulates our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State Medicare and Medicaid businesses, as well as certain aspects of our OptumHealth business. CMS has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care given to Medicare beneficiaries. See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of audits of our risk adjustment data for several of our plans.

Our Health Benefits reporting segment, through UnitedHealthcare Community & State, also has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance, and the regulatory environment with respect to these programs has become and will continue to become increasingly complex as a result of the Health Reform Legislation. When we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. In addition, certain of Ingenix’s businesses, such as its high acuity software products and clinical research activities, are subject to regulation by the U.S. Food and Drug Administration, and the clinical research activities are also subject to laws and regulations outside of the United States that regulate clinical trials. Laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust also affect us.

HIPAA, GLBA and Other Privacy and Security Regulation. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. HIPAA requires guaranteed health care coverage for small employers and certain eligible individuals. It also requires guaranteed renewability for employers and individuals and limits exclusions based on pre-existing conditions. Federal regulations related to HIPAA include minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. The HIPAA privacy regulations do not preempt more stringent state laws and regulations that may also apply to us.

Federal privacy and security requirements change frequently because of legislation, regulations and judicial or administrative interpretation. For example, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (ARRA), which significantly amends, and adds new, privacy and security provisions to HIPAA and imposes additional requirements on uses and disclosures of health information. AARA includes new contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds new federal data breach notification requirements for covered entities and business associates and new reporting requirements to HHS and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. HHS has indicated that it will issue regulations this year on key aspects of HIPAA, primarily ARRA amendments to HIPAA. In the conduct of our business, we may act, depending on the circumstances, as either a covered entity or a business associate. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personal identifiable information. The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA, which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and which generally require safeguards for the protection of personal information. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with HIPAA, GLBA and other privacy-related regulations.

ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the DOL as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the DOL provide additional rules for claims payment and member appeals under health care plans governed by ERISA. Additionally, some states require licensure or registration of companies providing third-party claims administration services for health care plans.

FDIC. The FDIC has federal regulatory authority over OptumHealth Bank and performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements. In addition to such annual examinations, the FDIC performs periodic examinations of the bank’s compliance with applicable federal banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subject to increased operational expenses and capital requirements, governmental oversight and monetary penalties.

Financial Reform. Our business may be impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which became law on July 21, 2010. The act reshapes and restructures the supervision and regulation of the financial services industry. The act calls for extensive rulemaking, including debit card interchange fees restrictions, and network exclusivity and routing requirements. Depending on rulemaking and implementation activities, the act could subject us to additional regulation, increase operational costs and reduce revenue. The full impact of the law and future regulations on our results of operations and business strategy may not be known for some time.

State Laws and Regulation

Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. With the amendment of the Annual Financial Reporting Model Regulation by the National Association of Insurance Commissioners (NAIC) to adopt elements substantially similar to the Sarbanes-Oxley Act of 2002, we expect that these states will continue to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. In addition, the states were very active in 2010 and passed various laws to implement, limit and, in the majority of instances, expand the entitlements set forth in the federal Health Reform Legislation. We expect the states to continue to introduce and pass similar laws in 2011, and this will affect our operations and our financial results.

Health plans and insurance companies are also regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state departments of insurance and the filing of reports that describe capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies.

In addition, some of our business and related activities may be subject to other health care-related regulations and requirements, including PPO, managed care organization (MCO), utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, and may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing unnecessary medical services and improper marketing. Our UnitedHealthcare Community & State and UnitedHealthcare Medicare & Retirement

Medicaid businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits by UnitedHealthcare Community & State to its Medicaid and CHIP beneficiaries and by UnitedHealthcare Medicare & Retirement to its dually-eligible Medicaid beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.

Guaranty Fund Assessments. Under state guaranty fund laws, certain insurance companies (and HMOs in some states), including those issuing health (which includes long-term care), life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Assessments generally are based on a formula relating to premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See Note 13 of Notes to the Consolidated Financial Statements for a discussion of a matter involving Penn Treaty Network American Insurance Company and its subsidiary (Penn Treaty), which have been placed in rehabilitation.

Pharmacy Regulation. Prescription Solutions’ mail order pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our mail order pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In many of the states where our mail order pharmacies deliver pharmaceuticals there are laws and regulations that require out-of-state mail order pharmacies to register with that state’s board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state. Our mail order pharmacies maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires the pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our mail order pharmacies include federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Item 1A, “Risk Factors” for a discussion of the risks related to our PBM businesses.

Privacy and Security Laws. States have adopted regulations to implement provisions of the GLBA. Like HIPAA, GLBA allows states to adopt more stringent requirements governing privacy protection. A number of states have also adopted other laws and regulations that may affect our privacy and security practices, for example, state laws that govern the use, disclosure and protection of social security numbers and sensitive health information. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Additionally, different approaches to state privacy and insurance regulation and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy-related regulations.

UDFI. The Utah State Department of Financial Institutions (UDFI) has state regulatory and supervisory authority over OptumHealth Bank and in conjunction with federal regulators performs annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements. In addition to such annual examinations, the UDFI in conjunction with federal regulators performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses and capital requirements, governmental oversight and monetary penalties.

Corporate Practice of Medicine and Fee-Splitting Laws. Certain businesses within OptumHealth are subject to laws and regulations that may differ from those that apply to our businesses of providing managed care and health insurance products. Some states have corporate practice of medicine laws that prohibit certain entities from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians. Additionally, some states prohibit certain entities from sharing in the fees or revenues of a professional practice (fee-splitting). These prohibitions may be statutory or regulatory, or may be a matter of judicial or regulatory interpretation. These laws, regulations and interpretations have, in certain states, been subject to limited judicial and regulatory interpretation and are subject to change.

Audits and Investigations

We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Internal Revenue Service, the U.S. DOL, the FDIC and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. See Note 13 of Notes to the Consolidated Financial Statements for details. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services and retain our current business.

International Regulation

Some of our business units have international operations. These international operations are subject to different legal and regulatory requirements in different jurisdictions, including various tax, tariff and trade regulations, as well as employment, intellectual property, privacy and investment rules and laws. These international operations are also subject to United States laws that regulate activities of U.S.-based businesses abroad.

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

EMPLOYEES

As of December 31, 2010, we employed approximately 87,000 individuals. We believe our employee relations are generally positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of February 10, 2011, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	58	President and Chief Executive Officer
David S. Wichmann	48	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations
Gail K. Boudreaux	50	Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare
George L. Mikan III	39	Executive Vice President of UnitedHealth Group and Chief Executive Officer of Health Services
William A. Munsell	58	Executive Vice President of UnitedHealth Group
Eric S. Rangen	54	Senior Vice President and Chief Accounting Officer
Larry C. Renfro	57	Executive Vice President
Lori K. Sweere	52	Executive Vice President of Human Capital
Reed V. Tuckson, M.D.	59	Executive Vice President and Chief of Medical Affairs
Christopher J. Walsh	45	Executive Vice President, General Counsel and
		Assistant Secretary
Anthony Welters	55	Executive Vice President
Mitchell E. Zamoff	43	Executive Vice President, General Counsel and
		Assistant Secretary

Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.

Mr. Hemsley is President and Chief Executive Officer of UnitedHealth Group, has served in that capacity since November 2006, and has been a member of the Board of Directors since February 2000. Mr. Hemsley served as President and Chief Operating Officer from January 2006 to November 2006.

Mr. Wichmann is Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations and has served in that capacity since January 2011. Mr. Wichmann has served as Executive Vice President and President of UnitedHealth Group Operations since April 2008. From December 2006 to April 2008, Mr. Wichmann served as Executive Vice President of UnitedHealth Group and President of the Commercial Markets Group (now UnitedHealthcare Employer & Individual). From January 2006 to December 2006, Mr. Wichmann served as President and Chief Operating Officer of UnitedHealthcare.

Ms. Boudreaux is Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare and has served in that capacity since January 2011. Ms. Boudreaux has overall responsibility for all UnitedHealthcare health benefits businesses. Ms. Boudreaux served as Executive Vice President of UnitedHealth Group and President of UnitedHealthcare from May 2008 to January 2011. Prior to joining UnitedHealth Group, Ms. Boudreaux served as Executive Vice President of Health Care Services Corporation (HCSC) from January 2006 to May 2008.

Mr. Mikan is Executive Vice President of UnitedHealth Group and Chief Executive Officer of Health Services and has served in that capacity since January 2011. Mr. Mikan is responsible for oversight of UnitedHealth Group’s health services platform. Mr. Mikan served as Executive Vice President and Chief Financial Officer from November 2006 to January 2011 and Senior Vice President of Finance of UnitedHealth Group from February 2006 to November 2006. From January 2006 to February 2006, Mr. Mikan served as Chief Financial Officer of UnitedHealthcare and as President of UnitedHealth Networks.

Mr. Munsell is Executive Vice President of UnitedHealth Group and has served in that capacity since January 2011. Mr. Munsell focuses on enterprise-wide initiatives, including emerging growth and expansion opportunities; public, regulatory and governmental affairs and representation; reputation and market image efforts, and external relationships and alliances for the enterprise. Mr. Munsell served as Executive Vice President of UnitedHealth Group and President of the Enterprise Services Group from September 2007 to January 2011. From December 2006 to August 2007, Mr. Munsell served as Executive Vice President of UnitedHealth Group. From January 2006 to December 2006, Mr. Munsell served as Chief Executive Officer of Specialized Care Services (now OptumHealth).

Mr. Rangen is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since December 2006. From November 2006 to December 2006, Mr. Rangen was Senior Vice President of UnitedHealth Group. Mr. Rangen joined UnitedHealth Group in November 2006. Prior to joining UnitedHealth Group, Mr. Rangen served as Executive Vice President and Chief Financial Officer of Alliant Techsystems Inc. from January 2006 to March 2006.

Mr. Renfro is Executive Vice President of UnitedHealth Group and has served in that capacity since January 2011. Mr. Renfro focuses on enterprise-wide initiatives, including emerging growth and expansion opportunities; public, regulatory and governmental affairs and representation; reputation and market image efforts, and external relationships and alliances for the enterprise. Mr. Renfro served as Executive Vice President of UnitedHealth Group and Chief Executive Officer of the Public and Senior Markets Group from October 2009 to January 2011. From January 2009 to October 2009, Mr. Renfro served as Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ovations. Prior to joining UnitedHealth Group, Mr. Renfro served as President of Fidelity Developing Businesses at Fidelity Investments and as a member of the Fidelity Executive Committee from June 2008 to January 2009. From January 2006 to May 2008, Mr. Renfro held several senior positions at AARP Services Inc., including President and Chief Executive Officer of AARP Services Inc., Chief Operating Officer of AARP Services Inc., President and Chief Executive Officer of AARP Financial and President of the AARP Funds.

Ms. Sweere is Executive Vice President of Human Capital of UnitedHealth Group and has served in that capacity since June 2007. Prior to joining UnitedHealth Group, Ms. Sweere served as Executive Vice President of Human Resources of CNA Financial Corporation from January 2006 to May 2007.

Dr. Tuckson is Executive Vice President and Chief of Medical Affairs of UnitedHealth Group and has served in that capacity since December 2006. Dr. Tuckson served as Senior Vice President, Consumer Health and Medical Care Advancement from January 2006 to December 2006.

Mr. Walsh is Executive Vice President, General Counsel and Assistant Secretary of UnitedHealth Group and has served in that capacity since October 2009. From August 2007 to October 2009, Mr. Walsh served as Senior Vice President and Deputy General Counsel of UnitedHealth Group, and from January 2009 to October 2009, Mr. Walsh served also as interim Co-Chief Legal Officer of UnitedHealth Group. Mr. Walsh joined UnitedHealth Group in August 2007. Prior to joining UnitedHealth Group, Mr. Walsh was a partner at Hogan and Hartson from January 2006 to August 2007.

Mr. Welters is Executive Vice President of UnitedHealth Group and has served in that capacity since January 2011. Mr. Welters focuses on enterprise-wide initiatives, including emerging growth and expansion opportunities; public, regulatory and governmental affairs and representation; reputation and market image efforts, and external relationships and alliances for the enterprise. Mr. Welters served as Executive Vice President of UnitedHealth Group and President of the Public and Senior Market Group from September 2007 to January 2011. Mr. Welters was named Executive Vice President of UnitedHealth Group in November 2006. From January 2006 to November 2006, Mr. Welters was President and Chief Executive Officer of AmeriChoice.

Mr. Zamoff is Executive Vice President, General Counsel and Assistant Secretary of UnitedHealth Group and has served in that capacity since October 2009. From March 2008 to October 2009, Mr. Zamoff served as General

Counsel of UnitedHealthcare, and from January 2009 to October 2009, Mr. Zamoff served also as interim Co-Chief Legal Officer of UnitedHealth Group. Mr. Zamoff joined UnitedHealth Group in March 2008. Prior to joining UnitedHealth Group, Mr. Zamoff was a partner at Hogan and Hartson from January 2006 to March 2008.

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

Under our risk-based product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our risk-based products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, the Health Reform Legislation requires HHS to maintain an annual review process of “unreasonable” increases in premiums for commercial health plans, and states have a variety of premium review and approval processes that are receiving increased scrutiny.

We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue on commercial policies is typically at a fixed rate per individual served for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. We base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period; however, medical cost inflation, regulation and other factors may cause actual costs to exceed what was estimated and reflected in premiums or bids. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for commercial insured products, our annual net earnings for 2010 would have been reduced by approximately $190 million.

In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove too low, they will have a negative impact on our future results.

Our business activities are highly regulated; new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially adversely affect our results of operations, financial position and cash flows.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. For example, in the first quarter of 2010, the Health Reform Legislation was signed into law, legislating broad-based changes to the U.S. health care system. See Item 1, “Business – Government Regulation” for a discussion of the Health Reform Legislation.

The broad latitude that is given to the agencies administering regulations governing our business, as well as future laws and rules, and interpretation of those laws and rules by governmental enforcement authorities, could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. For example, in October 2008 Congress enacted the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (MHPAEA), which requires insurers to provide mental health and substance use disorder benefits under terms that are no more restrictive than those applied to medical and surgical benefits. The MHPAEA specifically directed the Secretaries of Labor, Health and Human Services and the Treasury to issue regulations to implement the legislation. Although regulations regarding how the MHPAEA was to be implemented were issued on February 2, 2010 in the form of an interim final rule, final regulations have not yet been published and interpretative guidance from the regulators has been limited to date. Because of the broad range of treatment limitations to which parity is expected to apply under the regulations, the regulations will likely lead to an increase in the costs associated with both insured and self-insured plans for behavioral health benefits and services and impact our market for carve-out health benefit administration, which could have an adverse effect on our earnings from operations.

We must also obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of certain acquisitions. Delays in obtaining approvals or our failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

Under state guaranty fund laws, certain insurance companies (and HMOs in some states), including those issuing health (which includes long-term care), life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Changes in these laws or the interpretation thereof, or insolvency by another insurer, could have an adverse effect on our results of operations. See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of a matter involving Penn Treaty, which has been placed in rehabilitation.

Certain OptumHealth businesses are also subject to regulatory and other risks and uncertainties that may differ from the risks of our businesses of providing managed care and health insurance products. For example, the businesses are subject to federal and state anti-kickback and other laws and regulations, such as those that govern so-called corporate practice of medicine and fee-splitting, which govern their relationships with physicians, hospitals and customers.

Additionally, our financial services business may be impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which became law on July 21, 2010. The act calls for extensive rulemaking, including debit card interchange fees restrictions, and network exclusivity and routing requirements, and depending on rulemaking and implementation activities, could subject us to additional regulation, increase operational costs and reduce revenue.

We are also involved in various governmental investigations, audits and reviews. These regulatory activities include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor, the FDIC and other governmental authorities. For example, in 2007, the California Department of Insurance examined our PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. The matter is now the subject of an administrative proceeding before an administrative law judge. See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of this matter. See also the risk factor below relating to our activities as a payer in various government health care programs for a discussion of audits of data used in determining CMS payment rates.

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

In addition, the health care industry is regularly subject to negative publicity. Negative publicity, including negative publicity surrounding routine governmental investigations or the political environment, may adversely affect our stock price, damage our reputation in various markets and result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by adversely affecting our ability to market our products and services, requiring us to change our products and services, or increasing the regulatory burdens under which we operate.

For a discussion of various federal and state laws and regulations governing our businesses, see Item 1, “Business — Government Regulation.”

The enactment or implementation of health care reforms could materially adversely affect the manner in which we conduct business and our revenues, financial position and results of operations.

In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs and CHIP and other aspects of the health care system. Among other things, the Health Reform Legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, establishes minimum medical loss ratios, creates a federal premium review process, imposes new requirements on the format and content of communications (such as explanations of benefits, or EOBs) between health insurers and their members, grants to members new and additional appeal rights, imposes new and significant taxes on health insurers and health care benefits, reduces the Medicare Part D coverage gap and reduces payments to private plans offering Medicare Advantage.

Certain provisions of the Health Reform Legislation have already taken effect, and other provisions become effective at various dates over the next several years. HHS, the DOL and the Treasury Department have issued regulations (or proposed regulations) on a number of aspects of Health Reform Legislation, but we await final rules and interim guidance on other key aspects of the legislation. Due to the complexity of the Health Reform Legislation, the impact of the Health Reform Legislation remains difficult to predict and is not yet fully known.

For example, the Health Reform Legislation established minimum medical loss ratios for all commercial health plans in the large employer group, small employer group and individual markets (85% for large employer groups, 80% for small employer groups and 80% for individuals, calculated under the definitions in the Health Reform Legislation and regulations). Companies with medical loss ratios below these targets will be required to rebate ratable portions of their premiums to their customers annually. Depending on the results of the calculation and the manner in which we adjust our business model in light of this requirement, there could be meaningful disruptions in local health care markets, and our market share, revenues and results of operations could be materially adversely affected. In addition, the Health Reform Legislation requires the establishment of state-based health insurance exchanges for individuals and small employers by 2014. The types of exchange participation requirements ultimately enacted by each state, the availability of federal premium subsidies within exchanges, the potential for differential imposition of state benefit mandates inside and outside the exchanges, and the possibility that certain states may restrict the ability of health plans to continue to offer coverage to individuals and small employers outside of the exchanges, could result in disruptions in local health care markets and our revenues, financial position and results of operations could be materially adversely affected.

Several of the provisions in the Health Reform Legislation will likely increase our medical cost trends. Examples of these provisions are the excise tax on medical devices, annual fees on prescription drug manufacturers, enhanced coverage requirements and the prohibition of pre-existing condition exclusions. The annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes, will increase our operating costs. Premium increases will be necessary to offset the impact these and other provisions will have on our medical and operating costs. These premium increases are oftentimes subject to state regulatory approval, and, as required under the Health Reform Legislation, HHS recently issued proposed rules that, if implemented, would establish a federal premium rate review process for annual premium rate increases, generally of 10% or more. If we are not able to secure approval for adequate premium increases to offset increases in our cost structure, our results of operations could be materially adversely affected. In addition, plans deemed to have a history of “unreasonable” rate increases may be prohibited from participating in the state-based exchanges that become active under the Health Reform Legislation in 2014.

The Congressional Budget Office has estimated that up to 32 million new individuals may eventually gain insurance coverage if the Health Reform Legislation is implemented broadly in its current form. In addition, we expect that implementation of the Health Reform Legislation will increase the demand for products and capabilities offered by our Health Services businesses. We have made and will continue to make strategic decisions and investments based, in part, on these assumptions, and our results of operations or financial position could be adversely affected if fewer individuals gain coverage under the Health Reform Legislation than estimated or we are unable to attract these new individuals to our Health Benefits offerings, or if the demand for our Health Services businesses does not increase.

Certain aspects of the Health Reform Legislation are also being challenged in federal court, with the proponents of such challenges seeking to limit the scope of or have all or portions of the Health Reform Legislation declared unconstitutional. For example, on January 31, 2011, in a case brought on behalf of 26 state attorneys general and/or governors and certain other parties, the United States District Court for the Northern District of Florida ruled that the provision in the Health Reform Legislation that requires individuals to purchase health insurance (or be subject to penalties), along with the entire legislation, is unconstitutional. The United States District Court for the Eastern District of Virginia has held that the individual mandate and certain related provisions are unconstitutional, but without declaring the entire legislation unconstitutional. Congress may also withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could adversely impact our ability to capitalize on the opportunities presented by the Health Reform Legislation or may cause us to incur additional costs of compliance. For example, if the individual mandate is declared unconstitutional without corresponding changes to other provisions of the Health Reform Legislation to protect against the risk of adverse selection (such as revisions to the guaranteed issue and renewal requirements, prohibition on pre-existing condition exclusions, and rating restrictions), our financial position and results of operations may be materially adversely affected.

Congress is also considering additional health care reform measures, and a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets. The effects of the Health Reform Legislation and recently adopted state laws, and the regulations that have been and will be promulgated thereunder, are difficult to predict, and we cannot predict whether any other federal or state proposals will ultimately become law. Such laws and rules could force us to materially change how we do business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, change the nature of our contracted network relationships, increase our medical and administrative costs and capital requirements, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, our market share, our financial position, including our ability to maintain the value of our goodwill, and our cash flows could be materially adversely affected by such changes.

For additional information regarding the Health Reform Legislation, see Item 1, “Business — Government Regulation” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Business Trends — Health Care Reforms.”

As a payer in various government health care programs, we are exposed to additional risks associated with program funding, enrollments, payment adjustments and audits that could adversely affect our revenues, cash flows and results of operations.

We participate in various federal, state and local government health care coverage programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs and CHIP, and receive revenues from these programs. These programs generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or medical costs under such programs. For example, in 2009, CMS implemented a reduction in Medicare Advantage reimbursements of approximately 5% for 2010, and as part of the Health Reform Legislation, Medicare Advantage payment rates for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect, with changes being phased-in over two to six years, depending on the level of payment reduction in a county.

Although we have adjusted members’ benefits and premiums on a selective basis, terminated benefit plans in certain counties, and intensified both our medical and operating cost management in response to these rate reductions, there can be no assurance that we will be able to execute successfully on these or other strategies to address changes in the Medicare Advantage program. As part of the Health Reform Legislation, CMS has developed a system whereby plans that meet certain quality ratings will be entitled to various quality bonus payments, and there can be no assurance that our plans will meet these quality ratings. Our results of operations, financial position and cash flows could be materially adversely affected by funding reductions, or if our plans do not meet the requirements to receive quality bonus payments.

Our participation in the Medicare Advantage, Medicare Part D, and various Medicaid and CHIP programs occurs through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs is dependent upon many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level, and general political issues and priorities. A reduction or less than expected increase in government funding for these programs or change in allocation methodologies may adversely affect our revenues and results of operations.

CMS uses various payment mechanisms to allocate funding for Medicare programs, including adjusting monthly capitation payments to Medicare Advantage and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers. In 2008, CMS announced that it will perform risk adjustment data validation (RADV) audits of selected Medicare health plans each year to validate the coding practices of and supporting documentation maintained by health care providers, and certain of our local plans have been selected for audit. These audits may result in retrospective adjustments to payments made to health plans. In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the “error rate” identified in audit samples. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.

In addition, we are in discussions with the Office of Inspector General for HHS regarding audits of our risk adjustment data for two local plans. We are unable to predict the outcome of these audits and discussions. However, any payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows. See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding these audits.

In 2009, as part of ARRA and in an effort to relieve pressure resulting from state fiscal problems and rising Medicaid enrollments, Congress increased the Federal Medical Assistance Percentage (FMAP), temporarily increasing federal funding for state Medicaid programs. The enhanced FMAP was set to expire at the end of 2010. Federal legislation was passed in August 2010 that extended additional enhanced FMAP funding through June 2011. The ability of states to sustain their Medicaid programs may be adversely affected if Congress does not continue the enhanced FMAP beyond June 2011, which could result in a reduction of the scope of the programs, member disenrollment, rate reductions or other adverse actions.

Under the Medicaid Managed Care program, state Medicaid agencies are periodically required by federal law to seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid Managed Care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a threshold, which is calculated by the government after our bids are submitted. If the enrollee premium is not below the government threshold, we risk losing the members who were auto-assigned to us and we will not have additional members auto-assigned to us. For example, we lost approximately 650,000 of our auto-enrolled low-income subsidy members in 2008 because certain of our bids exceeded thresholds set by the government. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare program or other programs on which we bid, or our competitors submit bids that are more favorable than our bids, our results of operations could be materially affected.

If we fail to comply with requirements of privacy and security regulations, including taking steps to ensure that our third-party service providers who obtain access to sensitive personal information maintain its confidentiality and security, our reputation and business operations could be materially adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information by our businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of sensitive personal information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal GLBA and in HIPAA. HIPAA now requires business associates as well as covered entities to comply with certain privacy and security requirements. See Item 1, “Business — Government Regulation” for a discussion of various federal and state privacy laws and regulations governing our businesses.

Even though we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we still have limited control over their actions and practices. Privacy and security requirements regarding sensitive personal information are also imposed on us through controls with our customers. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Compliance with new privacy and security laws, requirements, and new regulations, such as ARRA, will result in cost increases due to necessary systems changes (including further implementation of encryption and other data protection standards), new limitations or constraints on our business models, the development of new administrative processes, the effects of potential noncompliance by our third-party service providers, and increased enforcement actions and fines and penalties. They also may impose further restrictions on our collection, disclosure and use of sensitive personal information that is housed in one or more of our administrative databases. We are awaiting final HHS regulations for many key aspects of the ARRA amendments to HIPAA.

Noncompliance with any privacy or security laws and regulations or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our business, reputation and results of operations, including mandatory disclosure to the media, significant increase in the number and cost of managing and remediating data security incidents, increased enforcement actions, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

Our businesses providing PBM services face regulatory and other risks and uncertainties associated with the PBM industry that may differ from the risks of our business of providing managed care and health insurance products.

We provide PBM services through our Prescription Solutions and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could adversely affect current industry practices, including the receipt or required disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices. See Item 1, “Business — Government Regulation” for a discussion of various federal and state laws and regulations governing our PBM businesses.

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

Prescription Solutions also conducts business as a mail order pharmacy and specialty pharmacy, which subjects it to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose Prescription Solutions to civil and criminal penalties. Further, Prescription Solutions is subject to the Payment Card Industry Data Security Standards, which is a multifaceted security standard that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures to protect customer account data as mandated by the credit card brands. The failure to adhere to such standards could expose Prescription Solutions to liability or impact their ability to process credit card transactions.

In addition, our PBM businesses would be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers, and could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions at any of our mail order or specialty pharmacies due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce our ability to process and dispense prescriptions and provide products and services to customers.

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

In particular markets, competitors may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; existing business relationships; or other factors that give such competitors a competitive advantage. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers (including hospitals, physician groups and other care professionals) in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or advance profitability. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect, if membership or demand for other services declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, our business and results of operations could be materially adversely affected.

Adverse economic conditions could adversely affect our revenues and our results of operations.

Adverse economic conditions may continue to impact demand for certain of our products and services. For example, decreases in employment have caused and could continue to cause lower enrollment in our employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of our employer group plans. Adverse economic conditions have caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, adverse economic conditions could continue to negatively impact our employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by our customers. All of these could lead to a decrease in our membership levels and premium and fee revenues and could adversely affect our results of operations. In addition, a prolonged adverse economic environment could negatively impact the financial position of hospitals and other care providers, which could adversely affect our contracted rates with these parties and increase our medical costs or adversely affect their ability to purchase our service offerings.

During a prolonged adverse economic environment, state and federal budgets could be adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and results of operations. In addition, the state and federal budgetary pressures could cause the government to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on insurance companies and health maintenance organizations and surcharges on select fee-for-service and capitated medical claims, and could adversely affect our results of operations.

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

Some providers that render services to our members do not have contracts with us. In those cases, we do not have a pre-established understanding about the amount of compensation that is due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in most instances, it is either not defined or it is established by a standard that does not clearly specify dollar terms. In some instances, providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover from our members the difference between what we have paid them and the amount they charged us. For example, we are involved in litigation with out-of-network providers that is described in more detail in “Litigation Matters” in Note 13 of Notes to the Consolidated Financial Statements.

The success of certain OptumHealth businesses depends on maintaining physician relationships. The primary care physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. If we are unable to maintain satisfactory relationships with primary care physicians, or to retain enrollees following the departure of a physician, our revenues and results of operations could be adversely affected.

In addition, physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and certain health care providers are customers of our Health Services businesses. Given the importance of health care providers and other constituents to our businesses, failure to maintain satisfactory relationships with them could adversely affect our business and results of operations.

Sales of our products and services are dependent on our ability to attract, retain and provide support to a network of independent third-party brokers, consultants and agents.

Our products are sold in part through independent brokers, consultants and agents who assist in the production and servicing of business. We typically do not have long-term contracts with our independent brokers, consultants and agents, who generally are not exclusive to us and who typically also recommend and/or market health care products and services of our competitors. As a result, we must compete intensely for their services and allegiance. Our sales would be adversely affected if we are unable to attract or retain independent brokers, consultants and agents or if we do not adequately provide support, training and education to them regarding our product portfolio, or if our sales strategy is not appropriately aligned across distribution channels.

Because broker and agent commissions are included as health insurer administrative expenses under the medical loss ratio requirements of the Health Reform Legislation, these expenses will be under the same cost reduction pressures as other health insurer administrative costs. Our relationships with brokers and agents could be adversely impacted by changes in our businesses practices to address these pressures, including potential reductions in commissions and changes in the treatment of consulting fees.

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

Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance and other products to AARP members and Medicare Part D prescription drug plans to AARP members and non-members. One of our agreements with AARP expands the relationship to include AARP-branded Medicare Advantage plans for AARP members and non-members. Our agreements with AARP contain commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for consumers. The AARP agreements may be terminated early under certain circumstances, including, depending on the agreement, a material breach by either party, insolvency of either party, a material adverse change in our financial condition, material changes in the Medicare programs, material harm to AARP caused by us, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our business and results of operations.

Because of the nature of our business, we are routinely subject to various litigation actions, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages and adversely affect our financial position, results of operations and cash flows.

Periodically, we become a party to the types of legal actions that can affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, medical malpractice, shareholder suits, and intellectual property-related litigation. In addition, because of the nature of our business, we are routinely made party to a variety of legal actions related to the design and management of our service offerings. These matters include, among others, claims related to health care benefits coverage and payment (including disputes with enrollees, customers, and contracted and non-contracted physicians, hospitals and other health care professionals), tort, contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups.

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

Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which comprise the vast majority of the fair value of our investments as of December 31, 2010. Relatively low interest rates on investments, such as those experienced during recent years, have negatively impacted our investment income, and a prolonged low interest rate environment could further adversely affect our investment income. In addition, defaults by issuers, primarily from investments in liquid corporate and municipal bonds, who fail to pay or perform on their obligations, could reduce our net investment income as we may be required to write down the value of our investments, which would adversely affect our profitability and shareholders’ equity.

We also allocate a small proportion of our portfolio to equity investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions, and many other factors beyond our control can adversely affect the value of our equity investments and may result in investment losses.

There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, illiquidity or otherwise, could have a negative effect on our shareholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations and the capital position of regulated subsidiaries.

If the value of our intangible assets is materially impaired, our results of operations, shareholders’ equity and debt ratings could be materially adversely affected.

Goodwill and other intangible assets were $25.7 billion as of December 31, 2010, representing 41% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. For example, the manner in or the extent to which the Health Reform Legislation is implemented may impact our ability to maintain the value of our goodwill and other intangible assets in our business. In addition, from time to time we divest businesses as part of our business strategy, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

If we fail to properly maintain the integrity or availability of our data or to strategically implement new or upgrade or consolidate existing information systems, or if our technology products do not operate as intended, our business could be materially adversely affected.

Our ability to adequately price our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to accurately report our results of operations depends on the integrity of the data in our information systems. As a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and changing customer patterns. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Failure to consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

In addition, certain of our businesses sell and install hardware and software products, and these products may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. Connectivity among competing technologies is becoming increasingly important in the health care industry. A failure of our technology products to operate as intended and in a seamless fashion with other products could adversely affect our revenues and our results of operations.

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

Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from some of our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by states’ departments of insurance. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated. A significant increase in premium volume will require additional capitalization from us. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts. In addition, we normally notify the state departments of insurance prior to making payments that do not require approval. An inability of our regulated subsidiaries to pay dividends to their parent companies could impact the scale to which we could reinvest in our business through capital expenditures or business acquisitions, and could adversely affect our ability to maintain our corporate quarterly dividend payment cycle, repurchase of shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our operations or financial position may be adversely affected.

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

Claims paying ability, financial strength, and credit ratings by nationally recognized statistical rating organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically and there can be no assurance that current credit ratings will be maintained in the future. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. Downgrades in our credit ratings, should they occur, may adversely affect our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned and/or leased real properties totaling approximately 15.7 million square feet to support our business operations in the United States and other countries. Our facilities are primarily located in the United States. Of this total, we owned approximately 1 million aggregate square feet of space and leased the remainder. Our leases expire at various dates through September 30, 2028. Our various reporting segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference in this report.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On February 4, 2011, there were 17,563 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE were as follows:

	High	Low	Cash Dividends Declared
2011
First quarter (through February 9, 2011)	$44.09	$36.37	$0.125

2010
First quarter	$36.07	$30.97	$0.030
Second quarter	$34.00	$27.97	$0.125
Third quarter	$35.94	$27.13	$0.125
Fourth quarter	$38.06	$33.94	$0.125

2009
First quarter	$30.25	$16.18	$0.030
Second quarter	$29.69	$19.85	$0.000
Third quarter	$30.00	$23.69	$0.000
Fourth quarter	$33.25	$23.50	$0.000

DIVIDEND POLICY

In May 2010, our Board of Directors increased our cash dividend to shareholders and moved us to a quarterly dividend payment cycle of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010, our policy had been to pay an annual dividend of $0.030 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities (a)

Fourth Quarter 2010

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
October 31, 2010	9,228,998	(b)	$35.57	9,226,858	56,164,494
November 30, 2010	4,160,667		$36.05	4,160,667	52,003,827
December 31, 2010	4,049,602		$36.25	4,049,602	47,954,225

Total	17,439,267		$35.84	17,437,127

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In February 2010, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 120 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.

(b)	Represents 9,226,858 shares of our common stock repurchased during the period and 2,140 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

PERFORMANCE GRAPHS

The following two performance graphs compare our total return to shareholders with indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”), for the five-year period ended December 31, 2010. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2010. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2005 in our common stock and in each index, and that dividends were reinvested when paid.

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

	12/05	12/06	12/07	12/08	12/09	12/10
UnitedHealth Group	$100.00	$86.51	$93.76	$42.89	$49.22	$58.95
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Fortune 50 Group	100.00	113.40	106.04	55.84	62.44	73.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group

The companies included in our peer group are Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc. and WellPoint, Inc. We believe that this peer group reflects publicly traded peers to our Health Benefits businesses.

	12/05	12/06	12/07	12/08	12/09	12/10
UnitedHealth Group	$100.00	$86.51	$93.76	$42.89	$49.22	$58.95
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	98.73	119.11	53.10	72.33	73.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2010	2009	2008	2007	2006
Consolidated operating results
Revenues	$94,155	$87,138	$81,186	$75,431	$71,542
Earnings from operations	7,864	6,359	5,263	7,849	6,984
Net earnings	4,634	3,822	2,977	4,654	4,159
Return on shareholders’ equity (a)	18.7%	17.3%	14.9%	22.4%	22.2%
Basic net earnings per common share	$4.14	$3.27	$2.45	$3.55	$3.09
Diluted net earnings per common share	4.10	3.24	2.40	3.42	2.97
Common stock dividends per share	0.405	0.030	0.030	0.030	0.030

Consolidated cash flows from (used for)
Operating activities	$6,273	$5,625	$4,238	$5,877	$6,526
Investing activities	(5,339)	(976)	(5,072)	(4,147)	(2,101)
Financing activities	(1,611)	(2,275)	(605)	(3,185)	474

Consolidated financial condition
(As of December 31)
Cash and investments	$25,902	$24,350	$21,575	$22,286	$20,582
Total assets	63,063	59,045	55,815	50,899	48,320
Total commercial paper and long-term debt	11,142	11,173	12,794	11,009	7,456
Shareholders’ equity	25,825	23,606	20,780	20,063	20,810
Debt-to-total-capital ratio	30.1%	32.1%	38.1%	35.4%	26.4%

(a)	Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters of the year presented.

Financial Highlights should be read with the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto. Readers are cautioned that the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. A description of some of the risks and uncertainties can be found in Item 1A, “Risk Factors.”

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

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to help make health care work better. These core competencies are focused in two market areas, health benefits and health services. Health benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State businesses. Health services are provided to the participants in the health system itself, ranging from employers and health plans to physicians and life sciences companies through our OptumHealth, Ingenix and Prescription Solutions businesses. In aggregate, these businesses have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on the key goals in health and well-being: access, affordability, quality and simplicity as they apply to their specific market.

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from Ingenix health intelligence and consulting businesses. Product revenues are mainly comprised of products sold by our Prescription Solutions pharmacy benefit management business and sales of Ingenix publishing and software products. We derive investment income primarily from interest earned on our investments in debt securities. Our investment income also includes gains or losses when the securities are sold, or other-than-temporarily impaired.

Operating Costs

Medical Costs. Our operating results depend in large part on our ability to effectively estimate, price for and manage our medical costs through underwriting criteria, product design, negotiation of favorable care provider contracts and care coordination programs. Controlling medical costs requires a comprehensive and integrated approach to organize and advance the full range of interrelationships among patients/consumers, health professionals, hospitals, pharmaceutical/technology manufacturers and other key stakeholders.

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

In 2011, we expect consumer usage of the health system to increase, resuming its upward growth pattern from the recent moderation in utilization growth. We will work to manage medical cost trends through affordable network relationships, pay-for-performance reimbursement programs for care providers, and targeted clinical initiatives around improving quality and affordability. However, an increase in utilization will likely result in increased medical costs and an increase in our medical care ratio.

Operating Costs. Operating costs are primarily comprised of costs related to employee compensation and benefits, agent and broker commissions, premium taxes and assessments, professional fees, advertising and occupancy costs. We seek to improve our operating cost ratio, calculated as operating costs as a percentage of total revenues, for an equivalent mix of business. However, changes in business mix, such as increases in the size of our health services businesses may impact our operating costs and operating cost ratio.

Cash Flows

We generate cash primarily from premiums, service and product revenues and investment income, as well as proceeds from the sale or maturity of our investments. Our primary uses of cash are for payments of medical claims and operating costs, payments on debt, purchases of investments, acquisitions, dividends to shareholders and common stock repurchases. For more information on our cash flows, see “Liquidity” below.

2011 Business Realignment

On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. For example, in 2011 OptumHealth’s results of operations will include our clinical services assets, including Southwest Medical multi-specialty clinics in Nevada and our Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations will include OptumHealth Specialty Benefits, including dental, vision, life and disability. There were no changes to our reportable segments as a result of these changes. Our periodic filings beginning with our first quarter 2011 Form 10-Q will include historical segment results restated to reflect the effect of this realignment.

Business Trends

Our businesses participate in the U.S. health economy, which comprises approximately 18% of U.S. gross domestic product and which has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to rise in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

Health Care Reforms. In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, the Medicaid and Medicare programs, CHIP and other aspects of the health care system. HHS, the DOL and the Treasury Department have issued regulations (or proposed regulations) on a number of aspects of Health Reform Legislation, but we await final rules and interim guidance on other key aspects of the legislation, all of which have a variety of effective dates.

We operate a diversified set of businesses that focus on health care, and our business model has been intentionally designed to address a multitude of market sectors. The Health Reform Legislation and the related federal and state regulations will impact how we do business and could restrict growth in certain products and market segments, restrict premium rate increases for certain products and market segments, increase our medical and administrative costs or expose us to an increased risk of liability, any or all of which could have a material adverse effect on us. We also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, as well as in prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and related infrastructure construction, disease management, and population-based health and wellness programs will continue to grow.

Beginning in 2011, health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Health Reform Legislation and regulations, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals) will be required to rebate ratable portions of their premiums to their customers annually. Rebate payments, if any, for 2011 would be made in mid 2012. The potential for and size of the rebates will be measured at the market level, by state and by licensed subsidiary. This disaggregation of insurance pools into much smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in estimates of rebates owed in total. In the aggregate, the rebate regulations cap the level of margin that can be attained.

Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Companies continue to face a significant amount of uncertainty given the breadth of possible changes, including changes in the competitive environment, state rate approval, fluctuations in medical costs, the statistical variation that results from assessing business by state, by license and by market and the potential for meaningful market disruption in 2011 and 2012. We have made changes to reduce our product distribution costs in the individual market in response to this legislation, including reducing broker commissions, and are evaluating changes to distribution in the large group insured market segment. These changes could impact future growth in these products. Other market participants could also implement changes to their business practices in response to this legislation, which could positively or negatively impact our growth and market share.

The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS recently proposed a regulation that defines a review threshold of annual premium rate increases generally at or above 10%, and the proposed rule clarifies that the HHS review will not supersede existing state review and approval processes. The proposed regulation further requires health plans to provide to the states and HHS extensive information supporting any rate increase of 10% or more. The

Federal government is encouraging states to intensify their reviews of requests for rate increases and providing funding to assist in those state-level reviews. Ultimately, rate approval responsibility still lies with the states under the proposed regulation. Depending on the level of anticipated increased scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression.

Effective in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap. This statutory reduction in drug prices for seniors in the coverage gap may cause people who may have had difficulty affording their medications to increase their pharmaceutical usage. The change in pricing could also have secondary effects, such as changing the mix of brand name and generic drug usage by seniors. We have incorporated the anticipated impact of these changes in our 2011 product pricing and pharmacy benefit management business plan.

As part of the Health Reform Legislation, Medicare Advantage payment rates for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. We expect the 2011 rates will be outpaced by underlying medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will ultimately receive 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. All of these changes could result in reduced enrollment or reimbursement or payment levels. There are a number of annual adjustments we can make to our operations, which may partially offset any impact from these rate reductions. For example, we can adjust members’ benefits, decide on a county-by-county basis which geographies to participate in and seek to intensify our medical and operating cost management. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses. Quality bonus payments may further offset these anticipated rate reductions as CMS quality rating bonus payments are phased in over three years beginning in 2012. We also may be able to mitigate the effects of reduced funding on margins by increasing enrollment due to the anticipated increase in the number of people eligible for Medicare in coming years. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.

The Health Reform Legislation presents additional opportunities and challenges over the longer term, including the assessment of an annual $8 billion insurance industry assessment beginning in 2014, the operation of state-based exchanges for individuals and small businesses beginning in 2014, and numerous other commercial and governmental plan requirements. Individual states may also accelerate their procurement of Medicaid managed care services for sizeable groups of Medicaid program beneficiaries in order to even their administrative workloads when Medicaid market expansions take place in 2014. The law could increase near-term business growth opportunities for UnitedHealthcare Community & State. Due to the complexity of the health care system and the numerous changes that are taking place, the longer term effect of the new legislation remains difficult to assess.

Court proceedings related to the Health Reform Legislation, such as the ruling by the United States District Court for the Northern District of Florida (in a case brought on behalf of 26 state attorneys general and/or governors) that declared the entire legislation unconstitutional, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law. For additional information regarding the Health Reform Legislation and the related risk factors, see Item 1, “Business — Government Regulation” and Item 1A, “Risk Factors.”

Adverse Economic Conditions. The current U.S. economic environment has impacted demand for some of our products and services. For example, decreases in employment have reduced the number of workers and dependants offered health care benefits by our customers, and have put pressure on our overall growth and operating profitability. If the current economic environment continues for a prolonged period, federal and state governments may decrease funding for various health care government programs in which we participate and/or impose new or higher levels of taxes or assessments. Government funding pressure, coupled with adverse economic conditions, will impact the financial positions of hospitals, physicians and other care providers and could therefore increase medical cost trends experienced by our businesses. Our revenues are also impacted by U.S. monetary and fiscal policy. In response to current economic conditions, the U.S. Federal Reserve has maintained the target federal funds rate at a range of zero to 25 basis points. For additional discussions regarding how the adverse economic conditions could affect our business, see Item 1A, “Risk Factors” in Part I.

RESULTS SUMMARY

(in millions, except percentages and per share data)				Change		Change
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues:
Premiums	$85,405	$79,315	$73,608	$6,090	8%	$5,707	8%
Services	5,819	5,306	5,152	513	10	154	3
Products	2,322	1,925	1,655	397	21	270	16
Investment and other income	609	592	771	17	3	(179)	(23)

Total revenues	94,155	87,138	81,186	7,017	8	5,952	7

Operating costs:
Medical costs	68,841	65,289	60,359	3,552	5	4,930	8
Operating costs	14,270	12,734	13,103	1,536	12	(369)	(3)
Cost of products sold	2,116	1,765	1,480	351	20	285	19
Depreciation and amortization	1,064	991	981	73	7	10	1

Total operating costs	86,291	80,779	75,923	5,512	7	4,856	6

Earnings from operations	7,864	6,359	5,263	1,505	24	1,096	21
Interest expense	(481)	(551)	(639)	(70)	(13)	(88)	(14)

Earnings before income taxes	7,383	5,808	4,624	1,575	27	1,184	26
Provision for income taxes	(2,749)	(1,986)	(1,647)	763	38	339	21

Net earnings	$4,634	$3,822	$2,977	$812	21%	$845	28%

Diluted net earnings per common share	$4.10	$3.24	$2.40	$0.86	27%	$0.84	35%

Medical care ratio	80.6%	82.3%	82.0%		(1.7)%		0.3%
Operating cost ratio	15.2	14.6	16.1		0.6		(1.5)
Operating margin	8.4	7.3	6.5		1.1		0.8
Tax rate	37.2	34.2	35.6		3.0		(1.4)
Net margin	4.9	4.4	3.7		0.5		0.7
Return on equity (a)	18.7%	17.3%	14.9%		1.4%		2.4%

(a)	Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters of the year presented.

2010 RESULTS OF OPERATIONS COMPARED TO 2009 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues for 2010 were primarily due to strong organic growth in risk-based benefit offerings in our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends. Growth in customers served by our health services businesses, particularly through pharmaceutical benefit management programs, increased revenues from public sector behavioral health programs and increased sales of health care technology software and services also contributed to our revenue growth.

Medical Costs and Medical Care Ratio

Medical costs for 2010 increased primarily due to growth in our public and senior markets risk-based businesses and medical cost inflation, which were partially offset by net favorable development of prior period medical costs.

For 2010 and 2009, there was $800 million and $310 million, respectively, of net favorable medical cost development related to prior fiscal years. The favorable development in 2010 was primarily driven by lower than expected health system utilization levels; more efficient claims handling and processing, which results in higher completion factors; a reduction in reserves needed for disputed claims from care providers; and favorable resolution of certain state-based assessments.

The medical care ratio decreased due to a moderation in overall demand for medical services, successful clinical engagement and management and the increase in prior period favorable development discussed previously.

Operating Costs

Operating costs for 2010 increased due to acquired and organic growth in health services businesses, which are generally more operating cost intensive than our benefits businesses, goodwill impairment and charges for a business line disposition at Ingenix, which is discussed in more detail below, an increase in staffing and selling expenses primarily due to the change in the Medicare Advantage annual enrollment period, costs related to increased employee headcount and compensation, increased advertising costs, and the absorption of new business development and start-up costs.

Income Tax Rate

The increase in our effective income tax rate for 2010 as compared to 2009 resulted from a benefit in the 2009 tax rate from the resolution of various historical state income tax matters and an increase in the 2010 rate related to limitations on the future deductibility of certain compensation related to the Health Reform Legislation.

Reporting Segments

We have four reporting segments:

•	Health Benefits, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State;

•	OptumHealth;

•	Ingenix; and

•	Prescription Solutions.

See Note 14 of Notes to the Consolidated Financial Statements for a description of the types and services from which each of these reporting segments derives its revenues.

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

The following summarizes the operating results of our reporting segments:

				Change		Change
(in millions, except percentages)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenues
Health Benefits	$87,442	$81,341	$75,857	$6,101	8%	$5,484	7%
OptumHealth	5,849	5,528	5,225	321	6	303	6
Ingenix	2,341	1,823	1,552	518	28	271	17
Prescription Solutions	16,776	14,452	12,573	2,324	16	1,879	15
Eliminations	(18,253)	(16,006)	(14,021)	(2,247)	nm	(1,985)	nm

Consolidated revenues	$94,155	$87,138	$81,186	$7,017	8%	$5,952	7%

Earnings from operations
Health Benefits	$6,636	$4,788	$5,068	$1,848	39%	$(280)	(6)%
OptumHealth	610	636	718	(26)	(4)	(82)	(11)
Ingenix	84	246	229	(162)	(66)	17	7
Prescription Solutions	534	689	363	(155)	(22)	326	90
Corporate	0	0	(1,115)	0	nm	1,115	nm

Consolidated earnings from operations	$7,864	$6,359	$5,263	$1,505	24%	$1,096	21%

Operating margin
Health Benefits	7.6%	5.9%	6.7%		1.7%		(0.8)%
OptumHealth	10.4	11.5	13.7		(1.1)		(2.2)
Ingenix	3.6	13.5	14.8		(9.9)		(1.3)
Prescription Solutions	3.2	4.8	2.9		(1.6)		1.9
Consolidated operating margin	8.4%	7.3%	6.5%		1.1%		0.8%

nm = not meaningful

The following summarizes the number of individuals served by our Health Benefits businesses, by major market segment and funding arrangement, at December 31:

				Change		Change
(in thousands, except percentages)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Commercial risk-based	9,405	9,415	10,360	(10)	(0)%	(945)	(9)%
Commercial fee-based	15,405	15,210	15,985	195	1	(775)	(5)

Total commercial	24,810	24,625	26,345	185	1	(1,720)	(7)

Medicare Advantage	2,070	1,790	1,495	280	16	295	20
Medicaid	3,320	2,900	2,515	420	14	385	15
Standardized Medicare supplement	2,770	2,680	2,540	90	3	140	6

Total public and senior	8,160	7,370	6,550	790	11	820	13

Total Health Benefits – medical	32,970	31,995	32,895	975	3	(900)	(3)
Medicare Part D stand-alone	4,530	4,300	4,060	230	5	240	6

Total Health Benefits	37,500	36,295	36,955	1,205	3%	(660)	(2)%

Health Benefits

The revenue growth in Health Benefits for 2010 was primarily due to growth in the number of individuals served by our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends, partially offset by Medicare Advantage premium rate decreases. In 2010, revenues were $41.2 billion for UnitedHealthcare Employer & Individual; $35.9 billion for UnitedHealthcare Medicare & Retirement; and $10.4 billion for UnitedHealthcare Community & State. In 2009, revenues were $40.8 billion for UnitedHealthcare Employer & Individual; $32.1 billion for UnitedHealthcare Medicare & Retirement; and $8.4 billion for UnitedHealthcare Community & State.

Health Benefits earnings from operations and operating margins for 2010 increased over the prior year due to factors that increased revenues described above, continued cost management disciplines on behalf of our commercial and governmental customers, a general moderation in year-over-year growth in demand for medical services and the effect of increased net favorable development in prior period medical costs.

OptumHealth

Increased revenues in OptumHealth for 2010 were driven by new business development in large scale public sector programs and increased sales of benefits and services to external employer markets, partially offset by a loss of some smaller specialty benefits customers.

The operating margin for 2010 decreased due to growth in lower margin public sector business, new market development and startup costs and costs related to the implementation of the Mental Health Parity Act.

Ingenix

Increased revenues in Ingenix for 2010 were primarily due to the impact of acquisitions and growth in health information technology offerings and services focused on cost and data management and regulatory compliance.

The decrease in operating margin for 2010 was primarily due to a goodwill impairment and charges for a business line disposition of certain i3-branded clinical trial service businesses. In addition, increases in the mix of lower margin business, continued margin pressure in the pharmaceutical services business and continued investments in new growth areas also contributed to the decrease in operating margin in 2010. See Note 6 of Notes to the Consolidated Financial Statements for further detail on the goodwill impairment.

Prescription Solutions

The increased Prescription Solutions revenues for 2010 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business and higher prescription volumes. Intersegment revenues eliminated in consolidation were $14.5 billion and $12.6 billion for 2010 and 2009, respectively.

Prescription Solutions operating margin for 2010 decreased due to changes in performance-based pricing contracts with Medicare Part D plan sponsors, which were partially offset by prescription volume growth, increased usage of mail service and generic drugs by consumers and effective operating cost management.

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

Reporting Segments

Health Benefits

Revenue growth in Health Benefits for 2009 was primarily due to growth in the number of individuals served by our public and senior markets businesses and premium rate increases, partially offset by a decline in individuals served through commercial products and a decrease in investment and other income driven by lower short-term investment yields. 2009 revenues were $40.8 billion for UnitedHealthcare Employer & Individual; $32.1 billion for UnitedHealthcare Medicare & Retirement; and $8.4 billion for UnitedHealthcare Community & State. 2008 revenues were $41.8 billion for UnitedHealthcare Employer & Individual; $28.1 billion for UnitedHealthcare Medicare & Retirement; and $6.0 billion for UnitedHealthcare Community & State.

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

Prescription Solutions

The increased Prescription Solutions revenues for 2009 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business, which is the largest customer of this reporting segment. Intersegment revenues eliminated in consolidation were $12.6 billion and $11.0 billion for 2009 and 2008, respectively.

Prescription Solutions earnings from operations for 2009 increased primarily due to prescription volume growth, strong success under performance-based purchasing arrangements, gains in mail service drug fulfillment and a continuing favorable mix shift to generic pharmaceuticals.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Liquidity

Introduction

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of our businesses while maintaining liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of our businesses, geographies and customers; our disciplined underwriting and pricing processes for our risk-based businesses; and continued productivity improvements in our operating costs.

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

In 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid was $3.2 billion. For the year ended December 31, 2010, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends. For the year ended December 31, 2009, our regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $2.5 billion of extraordinary dividends. The total dividends received in both 2010 and 2009 included all of the ordinary dividend capacity of $3.2 billion and $3.1 billion, respectively. In some cases, ordinary dividends were classified as extraordinary dividends due to their increased size and/or accelerated timing.

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

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Year Ended December 31,
(in millions)	2010	2009	2008
Sources of cash:
Cash provided by operating activities	$6,273	$5,625	$4,238
Sales of investments	2,593	4,040	5,568
Maturities of investments	3,105	2,675	3,030
Proceeds from customer funds administered	974	204	0
Proceeds from issuance of commercial paper, net	930	0	0
Proceeds from issuance of long-term debt	747	0	2,981
Interest rate swap termination	0	513	0
Other	299	342	1,770

Total sources of cash	14,921	13,399	17,587

Uses of cash:
Purchases of investments	(7,855)	(6,466)	(9,251)
Cash paid for acquisitions, net of cash assumed and disposition	(2,304)	(486)	(3,813)
Retirement of long-term debt	(1,583)	(1,350)	(500)
Common stock repurchases	(2,517)	(1,801)	(2,684)
Purchases of property, equipment and capitalized software	(878)	(739)	(791)
Dividends paid	(449)	(36)	(37)
Repayments of commercial paper, net	0	(99)	(1,346)
Other	(12)	(48)	(604)

Total uses of cash	(15,598)	(11,025)	(19,026)

Net (decrease) increase in cash	$(677)	$2,374	$(1,439)

2010 Cash Flows Compared to 2009 Cash Flows

Cash flows from operating activities increased $648 million, or 12%, for 2010. Factors that increased cash flows from operating activities were growth in net earnings, an acceleration of certain 2011 premium payments, and an increase in pharmacy rebate collections which were partially offset by a mandated acceleration in the claim payment cycle associated with the Medicare Part D program and payment for the settlement of the American Medical Association class action litigation related to reimbursement for out-of-network medical services. We anticipate lower cash flows from operations in 2011 as compared to 2010 as a result of an anticipated decrease in net earnings and the early receipt of certain 2011 premium payments in late 2010.

Cash flows used for investing activities increased $4.4 billion, primarily due to acquisitions completed in 2010, decreases in sales of investments due to a more stable market environment and uses of operating cash to purchase investments.

Cash flows used for financing activities decreased $664 million, or 29%, primarily due to proceeds from the issuance of commercial paper and long-term debt partially offset by increases in common stock repurchases and cash dividends paid on our common stock.

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

Financial Condition

As of December 31, 2010, our cash, cash equivalent and available-for-sale investment balances of $25.7 billion included $9.1 billion of cash and cash equivalents (of which $974 million was held by non-regulated entities), $16.1 billion of debt securities and $516 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 equity securities, may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements for further detail of our fair value measurements.

Our cash equivalent and investment portfolio has a weighted-average duration of 2.2 years and a weighted-average credit rating of “AA” as of December 31, 2010. Included in the debt securities balance are $2.7 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of December 31, 2010.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper program, which facilitates the issuance of senior unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. We had $930 million of commercial paper outstanding as of December 31, 2010. Our issuance of commercial paper in 2010 was to maintain ample liquidity at the holding company level.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. We had no amounts outstanding under this facility as of December 31, 2010. The interest rate is variable based on term and amount and is calculated based on LIBOR plus a spread. As of December 31, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 0.7%.

Our bank credit facility contains various covenants, including requiring us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, was 30.1% and 32.1% as of December 31, 2010 and 2009, respectively. We were in compliance with our debt covenants as of December 31, 2010.

Debt Issuance. In October 2010, we issued $750 million in senior unsecured notes under our February 2008 S-3 shelf registration statement. The issuance included $450 million of 3.875% fixed-rate notes due October 2020 and $300 million of 5.700% fixed-rate notes due October 2040. We intend to use the proceeds for general corporate purposes.

Credit Ratings. Our credit ratings at December 31, 2010 were as follows:

	Moody’s		Standard & Poor’s		Fitch (a)		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Stable	A-	Negative	bbb+	Stable
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a	AMB-2	n/a

(a)	On January 12, 2011, Fitch updated their ratings outlook on our senior unsecured debt to “stable”.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and economic and market conditions. For example, a significant downgrade in our credit ratings or conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital. We have therefore adopted strategies and actions to maintain financial flexibility and mitigate the impact of such factors on our ability to raise capital.

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain preset parameters. In February 2010, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 120 million shares of our common stock. In 2010, we repurchased 76 million shares at an average price of approximately $33 per share and an aggregate cost of $2.5 billion. As of December 31, 2010, we had Board authorization to purchase up to an additional 48 million shares of our common stock.

Debt Tender. In February 2010, we completed cash tender offers for $775 million aggregate principal amount of certain of our outstanding notes. We believe this debt repurchase will improve the matching of floating rate assets and liabilities on our balance sheet and reduce our debt service cost. We used cash on hand to fund the purchase of the notes.

Dividends. In May 2010, our Board of Directors increased our cash dividend to shareholders and moved us to a quarterly dividend payment cycle. Declaration and payment of future quarterly dividends are at the discretion of the Board and may be adjusted as business needs or market conditions change. Prior to May 2010, our policy had been to pay an annual dividend.

The following table provides details of our dividend payments:

Year	Aggregate Amount per Share	Total Amount Paid
		(in millions)
2008	$0.030	$37
2009	0.030	36
2010	0.405	449

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes future obligations due by period as of December 31, 2010, under our various contractual obligations and commitments:

(in millions)	2011	2012 to 2013	2014 to 2015	Thereafter	Total
Debt (a)	$3,008	$2,228	$1,780	$11,360	$18,376
Operating leases	259	431	285	579	1,554
Purchase obligations (b)	264	114	5	1	384
Future policy benefits (c)	126	356	380	1,625	2,487
Unrecognized tax benefits (d)	20	0	0	147	167
Other liabilities recorded on the Consolidated Balance Sheet (e)	364	100	0	2,268	2,732
Other obligations (f)	76	88	72	12	248

Total contractual obligations	$4,117	$3,317	$2,522	$15,992	$25,948

(a)	Includes interest coupon payments and maturities at par or put values. Coupon payments have been calculated using stated rates from the debt agreements and assuming amounts are outstanding through their contractual term. For variable-rate obligations, we used the rates in place as of December 31, 2010 to estimate all remaining contractual payments. See Note 8 of Notes to the Consolidated Financial Statements for more detail.
(b)	Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2010.
(c)	Estimated payments required under life and annuity contracts and health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. Under our reinsurance arrangement with OneAmerica Financial Partners, Inc. (OneAmerica) these amounts are payable by OneAmerica, but we remain liable to the policyholders if they are unable to pay. We have recorded a corresponding reinsurance receivable from OneAmerica in our Consolidated Financial Statements.
(d)	Since the timing of future settlements is uncertain, the long-term portion has been classified as “Thereafter.”

(e)	Includes obligations associated with contingent consideration and other payments related to business acquisitions, certain employee benefit programs, charitable contributions related to the PacifiCare acquisition, interest rate swaps and various other long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions and other liabilities have been classified as “Thereafter”.
(f)	Includes remaining capital commitments for venture capital funds and other funding commitments.

We do not have other significant contractual obligations or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we were not involved in any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there have been no recently issued accounting standards that will have a material impact on our Consolidated Financial Statements, or apply to our operations.

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

Medical Costs

Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement actions.

Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2010, 2009 and 2008, included net favorable medical cost development related to prior periods of $800 million, $310 million and $230 million, respectively.

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

Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2010:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
(0.75)%	$186
(0.50)	124
(0.25)	62
0.25	(61)
0.50	(122)
0.75	(183)

Medical cost PMPM trend factors are the most significant factors we use in developing our medical costs payable estimates for the most recent three months. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2010:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) in Medical Costs Payable
(in millions)
3%	$366
2	244
1	122
(1)	(122)
(2)	(244)
(3)	(366)

The analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.

Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2010, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2010; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2010 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance, 2010 net earnings would increase or decrease by $51 million and diluted net earnings per common share would increase or decrease by $0.05 per share.

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

Revenues

Revenues are principally derived from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services, as recorded in our records. Employer groups generally provide us with changes to their eligible population one month in arrears. Each billing includes an adjustment for prior period changes in eligibility status that were not reflected in our previous billing. We estimate and adjust the current period’s revenues and accounts receivable accordingly. Our estimates are based on historical trends, premiums billed, the level of contract renewal activity and other relevant information. Beginning in 2011, premium revenue subject to the medical loss ratio rebates of the Health Reform Legislation will be recognized based on the estimated premium earned net of the projected rebates over the period of the contract, if that amount can be reasonably estimated. The estimated premium will be revised each period to reflect current experience. We revise estimates of revenue adjustments each period and record changes in the period they become known.

CMS deploys a risk adjustment model, which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. We and other health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of our plans is subject to audit by regulators. See Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding these audits.

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

We completed our annual assessment of goodwill as of January 1, 2011, which considered our business realignment, and determined that other than the $172 million impairment related to certain of Ingenix’s businesses, no goodwill impairment existed as of December 31, 2010. Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, there is uncertainty inherent in those projections. That uncertainty is increased by the impact of health care reforms as discussed in Item 1, “Business — Government Regulation”. For additional discussions regarding how the enactment or implementation of health care reforms could affect our business, see Item 1A, “Risk Factors” in Part I.

Intangible assets. Finite lived intangible assets are acquired in a business combination and are assets that represent future expected benefits but lack physical substance (e.g., membership lists, customer contracts and trademarks). We do not have material holdings of indefinite lived intangible assets. Intangible assets are amortized over their expected useful lives and are subject to impairment tests when events or circumstances indicate that a finite lived intangible asset’s (or asset group’s) carrying value may exceed its estimated fair value. If the carrying value exceeds its estimated fair value, an impairment would be recorded.

We calculate the estimated fair value of finite lived intangible assets using undiscounted cash flows that are expected to result from the use of the intangible asset or group of assets. We consider many factors, including estimated future utility to estimate cash flows. There were no material impairments of finite lived intangible assets during the current year.

Investments

As of December 31, 2010, we had investments with a carrying value of $16.8 billion, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report net unrealized gains or losses, net of income tax effects, as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2010, our investments had gross unrealized gains of $527 million and gross unrealized losses of $81 million. We evaluate investments for impairment considering the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost. For debt securities, if we intend to either sell or determine that we will be more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings. If we do not intend to sell the debt security and we determine that we will not be more likely than not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income. For equity securities, we recognize impairments in other comprehensive income if we expect to hold the equity security until fair value increases to at least the equity security’s cost basis and we expect that increase in fair value to occur in a reasonably forecasted period. If we intend to sell the equity security or if we believe that recovery of fair value to cost will not occur in the near term, we recognize the impairment in net earnings. New information and the passage of time can change these judgments. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; mortgage-backed securities; and corporate debt obligations, substantially all of investment grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with the investment policy.

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

The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year. A hypothetical increase or decrease in our effective tax rate by 1% on our 2010 earnings before income taxes would have caused the provision for income taxes to change by $74 million.

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

LEGAL MATTERS

A description of our legal proceedings is included in Note 13 of Notes to the Consolidated Financial Statements and is incorporated by reference in this report.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of December 31, 2010, we had an aggregate $2.0 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of December 31, 2010, there were no other significant concentrations of credit risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of December 31, 2010, $9.1 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $7.1 billion of our debt as of December 31, 2010 was at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of December 31, 2010, $16.3 billion of our investments was fixed-rate debt securities and $4.0 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities and interest rate indices, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. As part of our risk management strategy, we enter into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements converted a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. Additional information on our derivative financial instruments is included in Note 8 of Notes to the Consolidated Financial Statements.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of December 31, 2010 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$182	$163	$(1,177)	$(860)
1	91	82	(602)	(471)
(1)	(10)	(21)	613	560
(2)	nm	nm	1,227	1,240

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of December 31, 2010, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of December 31, 2010, we had $516 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 10, 2011

UnitedHealth Group

Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,123	$9,800
Short-term investments	2,072	1,239
Accounts receivable, net of allowances of $241 and $220	2,061	1,954
Assets under management	2,550	2,383
Deferred income taxes	403	448
Other current receivables, net of allowances of $66 and $28	1,643	1,838
Prepaid expenses and other current assets	541	538

Total current assets	18,393	18,200
Long-term investments	14,707	13,311
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $2,779 and $2,738	2,200	2,140
Goodwill	22,745	20,727
Other intangible assets, net of accumulated amortization of $1,350 and $1,038	2,910	2,381
Other assets	2,108	2,286

Total assets	$63,063	$59,045

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,220	$9,362
Accounts payable and accrued liabilities	6,488	6,283
Other policy liabilities	3,979	3,137
Commercial paper and current maturities of long-term debt	2,480	2,164
Unearned revenues	1,533	1,217

Total current liabilities	23,700	22,163
Long-term debt, less current maturities	8,662	9,009
Future policy benefits	2,361	2,325
Deferred income taxes and other liabilities	2,515	1,942

Total liabilities	37,238	35,439

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value — 3,000 shares authorized; 1,086 and 1,147 issued and outstanding	11	11
Retained earnings	25,562	23,342
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	280	277
Foreign currency translation losses	(28)	(24)

Total shareholders’ equity	25,825	23,606

Total liabilities and shareholders’ equity	$63,063	$59,045

See Notes to the Consolidated Financial Statements

UnitedHealth Group

Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2010	2009	2008
Revenues:
Premiums	$85,405	$79,315	$73,608
Services	5,819	5,306	5,152
Products	2,322	1,925	1,655
Investment and other income	609	592	771

Total revenues	94,155	87,138	81,186

Operating costs:
Medical costs	68,841	65,289	60,359
Operating costs	14,270	12,734	13,103
Cost of products sold	2,116	1,765	1,480
Depreciation and amortization	1,064	991	981

Total operating costs	86,291	80,779	75,923

Earnings from operations	7,864	6,359	5,263
Interest expense	(481)	(551)	(639)

Earnings before income taxes	7,383	5,808	4,624
Provision for income taxes	(2,749)	(1,986)	(1,647)

Net earnings	$4,634	$3,822	$2,977

Basic net earnings per common share	$4.14	$3.27	$2.45

Diluted net earnings per common share	$4.10	$3.24	$2.40

Basic weighted-average number of common shares outstanding	1,120	1,168	1,214
Dilutive effect of common stock equivalents	11	11	27

Diluted weighted-average number of common shares outstanding	1,131	1,179	1,241

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	94	107	90
Cash dividends per common share	$0.405	$0.030	$0.030

See Notes to the Consolidated Financial Statements

UnitedHealth Group

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in millions)	Shares	Amount
Balance at January 1, 2008	1,253	$13	$1,023	$18,929	$98	$20,063
Net earnings				2,977		2,977
Unrealized holding losses on investment securities during the period, net of tax benefit of $76					(132)	(132)
Reclassification adjustment for net realized losses included in net earnings, net of tax benefit of $2					4	4
Foreign currency translation loss					(22)	(22)

Comprehensive income						2,827

Issuances of common stock, and related tax benefits	20	0	272			272
Common stock repurchases	(72)	(1)	(1,596)	(1,087)		(2,684)
Share-based compensation, and related tax benefits			339			339
Common stock dividend				(37)		(37)

Balance at December 31, 2008	1,201	$12	$38	$20,782	$(52)	$20,780
Net earnings				3,822		3,822
Unrealized holding gains on investment securities during the period, net of tax expense of $187					314	314
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $4					(7)	(7)
Foreign currency translation loss					(2)	(2)

Comprehensive income						4,127

Issuances of common stock, and related tax benefits	20	0	221			221
Common stock repurchases	(74)	(1)	(574)	(1,226)		(1,801)
Share-based compensation, and related tax benefits			315			315
Common stock dividend				(36)		(36)

Balance at December 31, 2009	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				4,634		4,634
Unrealized holding gains on investment securities during the period, net of tax expense of $26					48	48
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $26					(45)	(45)
Foreign currency translation loss					(4)	(4)

Comprehensive income						4,633

Issuances of common stock, and related tax benefits	15	0	207			207
Common stock repurchases	(76)	0	(552)	(1,965)		(2,517)
Share-based compensation, and related tax benefits			345			345
Common stock dividend				(449)		(449)

Balance at December 31, 2010	1,086	$11	$0	$25,562	$252	$25,825

See Notes to the Consolidated Financial Statements

UnitedHealth Group

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Operating activities
Net earnings	$4,634	$3,822	$2,977
Noncash items:
Depreciation and amortization	1,064	991	981
Deferred income taxes	45	(16)	(166)
Share-based compensation	326	334	305
Other	203	23	(122)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(16)	100	(219)
Other assets	84	(250)	(48)
Medical costs payable	(88)	424	(41)
Accounts payable and other liabilities	(341)	99	708
Other policy liabilities	10	104	(170)
Unearned revenues	352	(6)	33

Cash flows from operating activities	6,273	5,625	4,238

Investing activities
Cash paid for acquisitions, net of cash assumed	(2,323)	(486)	(4,012)
Cash received from disposition	19	0	199
Purchases of property, equipment and capitalized software	(878)	(739)	(791)
Proceeds from disposal of property, equipment and capitalized software	0	0	185
Purchases of investments	(7,855)	(6,466)	(9,251)
Sales of investments	2,593	4,040	5,568
Maturities of investments	3,105	2,675	3,030

Cash flows used for investing activities	(5,339)	(976)	(5,072)

Financing activities
Proceeds from (repayments of) commercial paper, net	930	(99)	(1,346)
Proceeds from issuance of long-term debt	747	0	2,981
Payments for retirement of long-term debt	(1,583)	(1,350)	(500)
Proceeds from interest rate swap termination	0	513	0
Common stock repurchases	(2,517)	(1,801)	(2,684)
Proceeds from common stock issuances	272	282	299
Share-based compensation excess tax benefit	27	38	62
Customer funds administered	974	204	(461)
Dividends paid	(449)	(36)	(37)
Checks outstanding	(5)	22	1,224
Other	(7)	(48)	(143)

Cash flows used for financing activities	(1,611)	(2,275)	(605)

(Decrease) increase in cash and cash equivalents	(677)	2,374	(1,439)
Cash and cash equivalents, beginning of period	9,800	7,426	8,865

Cash and cash equivalents, end of period	$9,123	$9,800	$7,426

Supplemental cash flow disclosures
Cash paid for interest	$509	$527	$621
Cash paid for income taxes	$2,725	$2,048	$1,882

See Notes to the Consolidated Financial Statements

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

Revenues

Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs. The Company recognizes premium revenues in the period in which eligible individuals are entitled to receive health care benefits. The Company records health care premium payments received from its customers in advance of the service period as unearned revenues.

Centers for Medicare and Medicaid Services (CMS) deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company’s plans is subject to audit by regulators. See Note 13 of Notes to the Consolidated Financial Statements for additional information regarding these audits.

Service revenues consist primarily of fees derived from services performed for customers that self-insure the health care costs of their employees and employees’ dependants. Under service fee contracts, the Company recognizes revenue in the period the related services are performed based upon the fee charged to the customer. The customers retain the risk of financing health care costs for their employees and employees’ dependants, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. Since the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements.

For both risk-based and fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals.

Through the Company’s Prescription Solutions pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In retail pharmacy transactions, revenues recognized always exclude the member’s applicable co-payment. Product revenues are recognized upon sale or shipment based on contract terms. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless if the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis. Product revenues also include sales of Ingenix publishing and software products that are recognized as revenue upon estimated delivery date.

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

The Company had checks outstanding in excess of bank deposits of $1.3 billion as of December 31, 2010 and $1.2 billion as of December 31, 2009, which were classified as Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets and the changes have been reflected as Checks Outstanding within financing activities in the Consolidated Statements of Cash Flows.

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

Assets Under Management

The Company administers certain aspects of AARP’s insurance program (see Note 12 of Notes to the Consolidated Financial Statements). Pursuant to the Company’s agreement, AARP assets are managed separately from its general investment portfolio and are used to pay costs associated with the AARP program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon transfer of the AARP contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with the AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in the Company’s earnings.

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

The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as deposits. However, as of December 31, 2009, the amounts received for these subsidies were insufficient to cover the costs incurred for these contract elements; therefore, the Company recorded a receivable in Other Current Receivables in the Consolidated Balance Sheets. Related cash flows are presented as Customer Funds Administered within financing activities in the Consolidated Statements of Cash Flows.

Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Consolidated Statements of Operations.

The final 2010 risk-share amount is expected to be settled during the second half of 2011, and is subject to the reconciliation process with CMS.

The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2010		December 31, 2009
(in millions)	CMS Subsidies (a)	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$0	$271	$0
Other policy liabilities	475	265	0	268

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy.

As of January 1, 2011, certain changes were made to the Medicare Part D coverage by CMS, including:

•	The initial coverage limit increased to $2,840 from $2,830 in 2010.

•	The catastrophic coverage begins at $6,448 as compared to $6,440 in 2010.

•	The annual out-of-pocket maximum remained at $4,550 for 2011.

Property, Equipment and Capitalized Software

Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. The Company reviews property, equipment and capitalized software for events or changes in circumstances that would indicate that it might not recover their carrying value. If the Company determines that an asset may not be recoverable, an impairment charge is recorded.

The Company calculates depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The useful lives for property, equipment and capitalized software are:

Furniture, fixtures and equipment	3 to 7 years
Buildings	35 to 40 years
Leasehold improvements	7 years or length of lease term, whichever is shorter
Capitalized software	3 to 5 years

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

The Company completed its annual assessment of goodwill as of January 1, 2011 and determined that other than the $172 million impairment related to the Ingenix business discussed in Note 6 of Notes to Consolidated Financial Statements, no impairment existed as of December 31, 2010. Although the Company believes that the financial projections used are reasonable and appropriate for all of its reporting units, there is uncertainty inherent in those projections. That uncertainty is increased by potential health care reforms, as any passed legislation may significantly change the forecasts and long-term growth rate assumptions for some or all of its reporting units.

Intangible assets

Finite lived intangible assets are acquired in a business combination and are assets that represent future expected benefits but lack physical substance (e.g., membership lists, customer contracts, and trademarks). The Company does not have material holdings of indefinite lived intangible assets. Intangible assets are amortized over their expected useful lives and are subject to impairment tests when events or circumstances indicate that a finite lived intangible asset’s (or asset group’s) carrying value may exceed its estimated fair value. If the carrying value exceeds its estimated fair value, an impairment would be recorded.

The Company calculates the estimated fair value of finite lived intangible assets using undiscounted cash flows that are expected to result from the use of the intangible asset or group of assets. The Company considers many factors, including estimated future utility to estimate cash flows. There were no material impairments of finite lived intangible assets during the year ended December 31, 2010.

Other Policy Liabilities

Other policy liabilities include the RSF associated with the AARP program (see Note 12 of Notes to the Consolidated Financial Statements), health savings account deposits, deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits Contract” above), and the current portion of future policy benefits. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.

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

Future Policy Benefits and Reinsurance Receivables

Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company’s Golden Rule Financial Corporation (Golden Rule) subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. As of December 31, 2010, the Company had an aggregate $2.0 billion reinsurance receivable, of which $126 million was recorded in Other Current Receivables and $1.9 billion was recorded in Other Assets in the Consolidated Balance Sheets. As of December 31, 2009, the Company had an aggregate $2.0 billion reinsurance receivable, of which $139 million was recorded in Other Current Receivables and $1.9 billion was recorded in Other Assets in the Consolidated Balance Sheets. The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of December 31, 2010, there were no other significant concentrations of credit risk

Policy Acquisition Costs

The Company’s short duration health insurance contracts typically have a one-year term and may be cancelled by the customer with at least 30 days notice. Costs related to the acquisition and renewal of short duration customer contracts are charged to expense as incurred.

Share-Based Compensation

Share-based compensation expense is measured at the grant date fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

Net Earnings Per Common Share

The Company computes basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, restricted stock and restricted stock units (collectively, restricted shares), using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted shares, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Recent Accounting Standards

Recently Adopted Accounting Standards. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update amends the fair value guidance of the FASB Accounting Standards Codification (ASC) to require additional disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for the Company’s fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company’s fiscal year 2011. The Company’s fair value disclosures, including the new disclosures effective in 2010, have been included in Note 4 of Notes to the Consolidated Financial Statements.

The Company has determined that there have been no recently issued accounting standards that will have a material impact on its Consolidated Financial Statements, or materially apply to its operations.

3.    Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$2,214	$28	$(8)	$2,234
State and municipal obligations	6,007	183	(42)	6,148
Corporate obligations	5,111	210	(11)	5,310
U.S. agency mortgage-backed securities	1,851	58	(6)	1,903
Non-U.S. agency mortgage-backed securities	439	26	0	465

Total debt securities — available-for-sale	15,622	505	(67)	16,060

Equity securities — available-for-sale	508	22	(14)	516
Debt securities — held-to-maturity:
U.S. government and agency obligations	167	5	0	172
State and municipal obligations	15	0	0	15
Corporate obligations	21	0	0	21

Total debt securities — held-to-maturity	203	5	0	208

Total investments	$16,333	$532	$(81)	$16,784

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$1,566	$12	$(11)	$1,567
State and municipal obligations	6,080	248	(11)	6,317
Corporate obligations	3,278	149	(6)	3,421
U.S. agency mortgage-backed securities	1,870	64	(3)	1,931
Non-U.S. agency mortgage-backed securities	535	8	(5)	538

Total debt securities — available-for-sale	13,329	481	(36)	13,774

Equity securities — available-for-sale	579	12	(14)	577
Debt securities — held-to-maturity:
U.S. government and agency obligations	158	4	0	162
State and municipal obligations	17	0	0	17
Corporate obligations	24	0	0	24

Total debt securities — held-to-maturity	199	4	0	203

Total investments	$14,107	$497	$(50)	$14,554

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $6 million and $9 million as of December 31, 2010 and 2009, respectively. Also included were Alt-A securities with fair values of $15 million and $19 million as of December 31, 2010 and 2009, respectively.

The fair values of the Company’s mortgage-backed securities by credit rating and non-U.S. agency mortgage-backed securities by origination as of December 31, 2010 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2010	$8	$0	$0	$0	$8
2007	73	0	0	3	76
2006	123	0	0	14	137
2005	140	0	0	3	143
Pre-2005	98	1	1	1	101
U.S. agency mortgage-backed securities	1,903	0	0	0	1,903

Total	$2,345	$1	$1	$21	$2,368

The amortized cost and fair value of available-for-sale debt securities as of December 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,251	$2,260
Due after one year through five years	5,195	5,401
Due after five years through ten years	3,860	3,984
Due after ten years	2,026	2,047
U.S. agency mortgage-backed securities	1,851	1,903
Non-U.S. agency mortgage-backed securities	439	465

Total debt securities — available-for-sale	$15,622	$16,060

The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$66	$66
Due after one year through five years	105	108
Due after five years through ten years	22	23
Due after ten years	10	11

Total debt securities — held-to-maturity	$203	$208

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$548	$(8)	$0	$0	$548	$(8)
State and municipal obligations	1,383	(40)	18	(2)	1,401	(42)
Corporate obligations	949	(11)	14	0	963	(11)
U.S. agency mortgage-backed securities	355	(6)	0	0	355	(6)

Total debt securities — available-for-sale	$3,235	$(65)	$32	$(2)	$3,267	$(67)

Equity securities — available-for-sale	$206	$(14)	$11	$0	$217	$(14)

December 31, 2009
Debt securities — available-for-sale:
U.S. government and agency obligations	$437	$(11)	$4	$0	$441	$(11)
State and municipal obligations	392	(6)	100	(5)	492	(11)
Corporate obligations	304	(3)	69	(3)	373	(6)
U.S. agency mortgage-backed securities	355	(3)	2	0	357	(3)
Non-U.S. agency mortgage-backed securities	134	(1)	86	(4)	220	(5)

Total debt securities — available-for-sale	$1,622	$(24)	$261	$(12)	$1,883	$(36)

Equity securities — available-for-sale	$169	$(13)	$1	$(1)	$170	$(14)

The Company’s mortgage-backed securities in an unrealized loss position by credit rating distribution were as follows:

	December 31, 2010		December 31, 2009
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AAA	$355	$(6)	$543	$(6)
AA	0	0	31	(2)
A	0	0	0	0
BBB	0	0	1	0
Non-investment grade	0	0	2	0

Total	$355	$(6)	$577	$(8)

The unrealized losses from all securities as of December 31, 2010 were generated from approximately 2,600 positions out of a total of approximately 14,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in state and municipal obligations and corporate obligations as of December 31, 2010 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of December 31, 2010 were primarily caused by higher interest rates in the marketplace, reflecting the higher perceived risk assigned by fixed-income investors to commercial mortgage-backed securities. These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of December 31, 2010. The Company believes these losses to be temporary. All of the Company’s mortgage-backed securities in an unrealized loss position as of December 31, 2010 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of December 31, 2010, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of December 31, 2010, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of December 31, 2010.

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

Net realized gains (losses), before taxes, were from the following sources:

	Year Ended December 31,
(in millions)	2010	2009	2008
Total OTTI	$(23)	$(64)	$(121)
Portion of loss recognized in other comprehensive income	0	0	n/a

Net OTTI recognized in earnings	(23)	(64)	(121)
Gross realized losses from sales	(6)	(41)	(50)
Gross realized gains from sales	100	116	165

Net realized gains (losses)	$71	$11	$(6)

For the years ended December 31, 2010 and 2009, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

4.    Fair Value

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

The following table presents information about the Company’s financial assets and liabilities, excluding AARP Program-related assets and liabilities, which are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair values. See Note 12 of Notes to the Consolidated Financial Statements for further detail on AARP.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2010
Cash and cash equivalents	$8,069	$1,054	$0	$9,123
Debt securities — available-for-sale:
U.S. government and agency obligations	1,515	719	0	2,234
State and municipal obligations	0	6,148	0	6,148
Corporate obligations	31	5,146	133	5,310
U.S. agency mortgage-backed securities	0	1,903	0	1,903
Non-U.S. agency mortgage-backed securities	0	457	8	465

Total debt securities — available-for-sale	1,546	14,373	141	16,060
Equity securities — available-for-sale	306	2	208	516

Total cash, cash equivalents and investments at fair value	9,921	15,429	349	25,699

Interest rate swap assets	0	46	0	46

Total assets at fair value	$9,921	$15,475	$349	$25,745

Percentage of total assets at fair value	39%	60%	1%	100%

Interest rate swap liabilities	$0	$104	$0	$104

December 31, 2009
Cash and cash equivalents	$9,135	$665	$0	$9,800
Debt securities — available-for-sale:
U.S. government and agency obligations	1,024	543	0	1,567
State and municipal obligations	0	6,317	0	6,317
Corporate obligations	18	3,293	110	3,421
U.S. agency mortgage-backed securities	0	1,931	0	1,931
Non-U.S. agency mortgage-backed securities	0	528	10	538

Total debt securities — available-for-sale	1,042	12,612	120	13,774
Equity securities — available-for-sale	262	3	312	577

Total cash, cash equivalents and investments at fair value	$10,439	$13,280	$432	$24,151

Percentage of total cash, cash equivalents and investments at fair value	43%	55%	2%	100%

There were no transfers between Levels 1 and 2 during the year ended December 31, 2010.

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $166 million and $282 million as of December 31, 2010 and 2009, respectively. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $42 million and $30 million as of December 31, 2010 and 2009, respectively, consist of preferred stock and other items for which there are no active markets.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded, the fair values are classified as Level 2.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2010			December 31, 2009			December 31, 2008
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$120	$312	$432	$62	$304	$366	$0	$133	$133
Purchases (sales), net	19	(122)	(103)	64	22	86	14	202	216
Net unrealized gains in accumulated other comprehensive income	0	9	9	0	7	7	0	2	2
Net realized gains (losses) in investment and other income	2	9	11	(6)	(21)	(27)	0	(54)	(54)
Transfers into Level 3	0	0	0	0	0	0	48	21	69

Balance at end of period	$141	$208	$349	$120	$312	$432	$62	$304	$366

With the exception of the goodwill impairment related to the Ingenix business, as discussed in Note 6 of Notes to the Consolidated Financial Statements, there were no significant fair value adjustments recorded during the years ended December 31, 2010 and 2009 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment and are classified as Level 3.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$16,060	$16,060	$13,774	$13,774
Equity securities — available-for-sale	516	516	577	577
Debt securities — held-to-maturity	203	208	199	203
AARP Program-related investments	2,435	2,435	2,114	2,114
Interest rate swap assets	46	46	0	0

Liabilities
Senior unsecured notes	10,212	10,903	11,173	11,043
Interest rate swap liabilities	104	104	0	0

In addition to the previously described methods and assumptions for debt and equity securities and interest rate swaps, the following are the methods and assumptions used to estimate the fair value of the other financial instruments:

AARP Program-related Investments. AARP Program-related investments consist of debt and equity securities held to fund costs associated with the AARP Program (see Note 12 of Notes to the Consolidated Financial Statements). The Company elected to measure the AARP assets under management at fair value pursuant to the fair value option. See the preceding discussion regarding the methods and assumptions used to estimate the fair value of investments in debt and equity securities.

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

5.    Property, Equipment and Capitalized Software

A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2010	December 31, 2009
Land	$38	$32
Buildings and improvements	764	662
Computer equipment	1,418	1,504
Furniture and fixtures	224	235
Less accumulated depreciation	(1,417)	(1,487)

Property and equipment, net	1,027	946

Capitalized software	2,535	2,445
Less accumulated amortization	(1,362)	(1,251)

Capitalized software, net	1,173	1,194

Total property, equipment and capitalized software, net	$2,200	$2,140

Depreciation expense for property and equipment for 2010, 2009 and 2008 was $398 million, $436 million and $439 million, respectively. Amortization expense for capitalized software for 2010, 2009 and 2008 was $349 million, $314 million and $290 million, respectively.

6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reporting segment, were as follows:

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Consolidated
Balance at January 1, 2009	$17,044	$1,152	$1,052	$840	$20,088
Acquisitions	161	40	415	0	616
Subsequent payments and adjustments, net	61	(34)	(4)	0	23

Balance at December 31, 2009	17,266	1,158	1,463	840	20,727
Acquisitions	0	187	2,022	0	2,209
Impairment	0	0	(172)	0	(172)
Subsequent payments and adjustments, net	(14)	0	(5)	0	(19)

Balance at December 31, 2010	$17,252	$1,345	$3,308	$840	$22,745

In 2010, there was a decline in the economic environment and competitive landscape for the clinical trial support businesses within one of the Ingenix reporting units. These businesses experienced unexpected declines in new business authorizations from historical levels including continued delays in and lengthening of the selling cycle. During this time the Company began evaluating strategic options with respect to the clinical trial support businesses. In December 2010, as part of the annual goodwill impairment analysis, the Company considered the aforementioned market conditions and operating results as well as indications of interest the Company began to receive on the clinical trial support businesses as the fair value of the reporting unit was evaluated. As a result of that analysis, the Company determined that the implied fair value of the reporting unit was less than its carrying value and an impairment charge of $172 million was recorded. The implied fair value of the reporting unit was determined by a combination of valuation techniques, including discounting future expected cash flows and expected sale proceeds.

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2010			December 31, 2009
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer contracts and membership lists	$3,623	$(1,038)	$2,585	$2,864	$(796)	$2,068
Patents, trademarks and technology	505	(246)	259	437	(187)	250
Other	132	(66)	66	118	(55)	63

Total	$4,260	$(1,350)	$2,910	$3,419	$(1,038)	$2,381

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2010		2009
(in millions, except years)	Fair Value	Weighted- Average Useful Life	Fair Value	Weighted- Average Useful Life
Customer contracts and membership lists	$786	14 years	$239	12 years
Patents, trademarks, and technology	94	8 years	41	9 years
Other	14	9 years	1	2 years

Total acquired finite-lived intangible assets	$894	13 years	$281	12 years

Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:

(in millions)	Estimated Amortization Expense
2011	$316
2012	312
2013	304
2014	294
2015	280

Amortization expense relating to intangible assets for 2010, 2009 and 2008 was $317 million, $241 million and $252 million, respectively.

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

For the year ended December 31, 2010, there was $800 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2010 was primarily driven by lower than expected health system utilization levels; more efficient claims handling and processing, which results in higher completion factors; a reduction in reserves needed for disputed claims from care providers; and favorable resolution of certain state-based assessments.

None of the factors discussed above were individually material to the net favorable medical cost development for the years ended 2009 and 2008.

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2010	2009	2008
Medical costs payable, beginning of period	$9,362	$8,664	$8,331
Acquisitions	0	252	331
Reported medical costs:
Current year	69,641	65,599	60,589
Prior years	(800)	(310)	(230)

Total reported medical costs	68,841	65,289	60,359

Claim payments:
Payments for current year	(60,949)	(57,109)	(52,872)
Payments for prior year	(8,034)	(7,734)	(7,485)

Total claim payments	(68,983)	(64,843)	(60,357)

Medical costs payable, end of period	$9,220	$9,362	$8,664

8.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	December 31, 2010			December 31, 2009
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$930	$930	$930	$0	$0	$0
Senior unsecured floating-rate notes due June 2010	0	0	0	500	500	499
5.1% senior unsecured notes due November 2010	0	0	0	250	257	259
Senior unsecured floating-rate notes due February 2011	250	250	250	250	250	251
5.3% senior unsecured notes due March 2011	705	712	711	750	781	777
5.5% senior unsecured notes due November 2012	352	372	377	450	480	481
4.9% senior unsecured notes due February 2013	534	541	568	550	549	575
4.9% senior unsecured notes due April 2013	409	425	437	450	464	472
4.8% senior unsecured notes due February 2014	172	186	184	250	268	256
5.0% senior unsecured notes due August 2014	389	425	423	500	540	518
4.9% senior unsecured notes due March 2015	416	456	444	500	544	513
5.4% senior unsecured notes due March 2016	601	666	661	750	847	772
5.4% senior unsecured notes due November 2016	95	95	105	95	95	98
6.0% senior unsecured notes due June 2017	441	484	491	500	587	523
6.0% senior unsecured notes due November 2017	156	167	174	250	285	258
6.0% senior unsecured notes due February 2018	1,100	1,065	1,249	1,100	1,099	1,136
3.9% senior unsecured notes due October 2020	450	413	429	0	0	0
Zero coupon senior unsecured notes due November 2022	1,095	588	677	1,095	558	611
5.8% senior unsecured notes due March 2036	850	844	862	850	844	762
6.5% senior unsecured notes due June 2037	500	495	552	500	495	493
6.6% senior unsecured notes due November 2037	650	645	729	650	645	651
6.9% senior unsecured notes due February 2038	1,100	1,085	1,281	1,100	1,085	1,138
5.7% senior unsecured notes due October 2040	300	298	299	0	0	0

Total commercial paper and long-term debt	$11,495	$11,142	$11,833	$11,340	$11,173	$11,043

Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)	Maturities of Long-Term Debt
2011	$1,892
2012	372
2013	966
2014	611
2015	456
Thereafter	6,257
$1,095 million par, zero coupon senior unsecured notes due November 2022 (a)	588

(a)	These notes have been included in current maturities of long-term debt in the Consolidated Balance Sheets as of December 31, 2010 and 2009 due to a current note holder option to “put” the note to the Company which began on November 15, 2010, and recurs each November 15 thereafter until 2022 (except 2014), at accreted value.

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt sold on a discount basis with maturities up to 270 days. As of December 31, 2010, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of December 31, 2010. The interest rate is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a spread. As of December 31, 2010, the annual interest rate on this facility, had it been drawn, would have ranged from 0.5% to 0.7%.

Debt Covenants

The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of December 31, 2010.

Long-Term Debt

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

Interest Rate Swap Contracts

During 2010, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on fixed-rate debt issues maturing between March 2011 through March 2016 and June 2017 through October 2020. Since the specific terms and notional amounts of the swaps match those of the debt being hedged, they were assumed to be highly effective hedges and all changes in fair value of the swaps were recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Operations.

The following table summarizes the location and fair value of fair value hedges on the Company’s Consolidated Balance Sheet as of December 31, 2010:

Notional Amount	Balance Sheet Location	Fair Value

(in millions)		(in millions)
$ 5,725	Other assets	$46
	Other liabilities	104

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Consolidated Statement of Operations:

(in millions)	Year Ended December 31, 2010

Hedge loss recognized in interest expense	$(58)
Hedged item gain recognized in interest expense	58

Net impact on the Company’s Consolidated Statement of Operations	$0

9.    Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2010	2009	2008
Current Provision:
Federal	$2,524	$1,924	$1,564
State and local	180	78	145

Total current provision	2,704	2,002	1,709
Deferred provision	45	(16)	(62)

Total provision for income taxes	$2,749	$1,986	$1,647

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows:

(in millions, except percentages)	2010		2009		2008
Tax provision at the U.S. federal statutory rate	$2,584	35.0%	$2,033	35.0%	$1,618	35.0%
State income taxes, net of federal benefit	129	1.7	66	1.1	106	2.2
Settlement of state exams, net of federal benefit	(3)	0	(40)	(0.7)	(12)	(0.2)
Tax-exempt investment income	(65)	(0.9)	(70)	(1.2)	(69)	(1.5)
Non-deductible compensation	64	0.9	0	0	0	0
Other, net	40	0.5	(3)	0	4	0.1

Provision for income taxes	$2,749	37.2%	$1,986	34.2%	$1,647	35.6%

The increase in the effective income tax rate in 2010 resulted primarily from a benefit in the 2009 tax rate from the resolution of various historical state income tax matters, as well as from the limitations on the future deductibility of certain compensation related to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation), which was signed into law during the first quarter of 2010.

The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2010	2009
Deferred income tax assets:
Share-based compensation	$385	$419
Net operating loss carryforwards	285	206
Accrued expenses and allowances	233	201
Long term liabilities	147	164
Medical costs payable and other policy liabilities	102	218
Unearned revenues	78	58
Unrecognized tax benefits	62	55
Other	215	190

Subtotal	1,507	1,511
Less: valuation allowances	(247)	(198)

Total deferred income tax assets	$1,260	$1,313

Deferred income tax liabilities:
Intangible assets	$(1,104)	$(890)
Capitalized software development	(450)	(449)
Net unrealized gains on investments	(161)	(163)
Depreciation and amortization	(140)	(80)
Prepaid expenses	(92)	(90)

Total deferred income tax liabilities	(1,947)	(1,672)

Net deferred income tax liabilities	$(687)	$(359)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards of $149 million expire beginning in 2011 through 2030, and state net operating loss carryforwards expire beginning in 2011 through 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2010	2009
Gross unrecognized tax benefits, beginning of period	$220	$340
Gross increases:
Current year tax positions	13	10
Prior year tax positions	30	11
Gross decreases:
Prior year tax positions	0	(62)
Settlements	0	(61)
Statute of limitations lapses	(43)	(18)

Gross unrecognized tax benefits, end of period	$220	$220

The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Financial Statements. During the year ended December 31, 2010, the Company recognized $15 million of interest expense and penalties. During the year ended December 31, 2009, the Company recognized a net tax benefit of $7 million generated from the reduction in interest accrued from the release of previously accrued tax matters. As of December 31, 2010, the Company had $63 million of accrued interest and penalties for uncertain tax positions and, as of December 31, 2009, the Company had $44 million of accrued interest. These amounts are not included in the reconciliation above. As of December 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $128 million.

The Company currently files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2009 and prior. The Company’s 2010 tax returns are under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to 2004. The Company does not believe any adjustments that may result from these examinations will be significant.

The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $118 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

10.    Shareholders’ Equity

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

In 2010, based on the 2009 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that could be paid was $3.2 billion. For the year ended December 31, 2010, the Company’s regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends. For the year ended December 31, 2009, the Company’s regulated subsidiaries paid their parent companies dividends of $4.2 billion, including $2.5 billion of extraordinary dividends. The total dividends received in both 2010 and 2009 included all of the ordinary dividend capacity of $3.2 billion and $3.1 billion, respectively. In some cases, ordinary dividends were classified as extraordinary dividends due to their increased size and/or accelerated timing. As of December 31, 2010, $974 million of the Company’s $25.9 billion of cash and investments was held by non-regulated entities.

The Company’s regulated subsidiaries had aggregate statutory capital and surplus of approximately $11 billion as of December 31, 2010; regulated entity statutory capital exceeded state minimum capital requirements.

OptumHealth Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital, and Total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2010, the Company believes that OptumHealth Bank met the FDIC requirements to be considered “Well Capitalized”.

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

The following table provides details of the Company’s dividend payments:

Year	Aggregate Amount per Share	Total Amount Paid
		(in millions)
2008	$0.030	$37
2009	0.030	36
2010	0.405	449

Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In February 2010, the Board renewed and increased the Company’s share repurchase program, and authorized the Company to repurchase up to 120 million shares of its common stock. During the year ended December 31, 2010, the Company repurchased 76 million shares at an average price of approximately $33 per share and an aggregate cost of $2.5 billion. As of December 31, 2010, the Company had Board authorization to purchase up to an additional 48 million shares of its common stock.

11.    Share-Based Compensation

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

As of December 31, 2010, the Company had 63.4 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 12.5 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the year ended December 31, 2010 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	124	$39
Granted	10	33
Exercised	(12)	19
Forfeited	(10)	39

Outstanding at end of period	112	$40	5.3	$395

Exercisable at end of period	82	$42	4.4	$283
Vested and expected to vest end of period	110	$40	5.3	$388

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

	2010	2009	2008
Risk free interest rate	1.0% - 2.1%	1.7% - 2.4%	2.2% - 3.4%
Expected volatility	45.4% - 46.2%	41.3% - 46.8%	29.5%
Expected dividend yield	0.1% - 1.7%	0.1%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.6 - 5.1	4.4 - 5.1	4.3

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

The weighted-average grant date fair value of stock options and SARs granted for 2010, 2009 and 2008 was approximately $13 per share, $10 per share and $9 per share. The total intrinsic value of stock options and SARs exercised during 2010, 2009 and 2008 was $164 million, $282 million and $244 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over three to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the year ended December 31, 2010 is summarized in the table below:

(shares in millions)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	11	$32
Granted	6	32
Vested	(3)	33
Forfeited	(1)	32

Nonvested at end of period	13	$31

The weighted-average grant date fair value of restricted shares granted during 2010, 2009 and 2008 was approximately $32 per share, $29 per share and $34 per share, respectively. The total fair value of restricted shares vested during 2010, 2009 and 2008 was $99 million, $56 million and $17 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (ESPP) is intended to enhance employee commitment to the goals of the Company, by providing a means of achieving stock ownership at advantageous terms to eligible employees of the Company. Eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. During 2010, 2009 and 2008, 3.8 million shares, 3.7 million shares and 2.9 million shares of common stock, respectively, were purchased under the ESPP. The compensation expense is included in the compensation expense amounts recognized and discussed below. As of December 31, 2010, there were 5.6 million shares of common stock available for issuance under the ESPP.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Beginning with share-based awards granted in 2009, the Company’s equity award program includes a retirement provision that treats all employees who are age 55 or older with at least ten years of recognized employment with the Company as retirement-eligible. For 2010, 2009 and 2008, the Company recognized compensation expense related to its share-based compensation plans of $326 million ($278 million net of tax effects), $334 million ($220 million net of tax effects) and $305 million ($202 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Consolidated Statements of Operations. As of December 31, 2010, there was $449 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.2 years. For 2010, 2009 and 2008, the income tax benefit realized from share-based award exercises was $78 million, $94 million and $106 million, respectively.

As further discussed in Note 10 of Notes to the Consolidated Financial Statements, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

Other Employee Benefit Plans

The Company also offers a 401(k) plan for all employees. Compensation expense related to this plan was not significant for the years 2010, 2009 and 2008.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an approximately equal amount in Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $258 million and $216 million as of December 31, 2010 and 2009, respectively.

12.    AARP

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

Under the Program, the Company is compensated for transaction processing and other services, as well as for assuming underwriting risk. The Company is also engaged in product development activities to complement the insurance offerings. Premium revenues from the Company’s portion of the Program for 2010, 2009 and 2008 were $6.3 billion, $6.0 billion and $5.7 billion, respectively.

The Company’s agreement with AARP on the Program provides for the maintenance of the RSF that is held by the Company on behalf of policyholders. Underwriting gains or losses related to the AARP Medicare Supplement Insurance business are directly recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. The RSF balance is reported in Other Policy Liabilities in the Consolidated Balance Sheets and changes in the RSF are reported in Medical Costs in the Consolidated Statement of Operations. The Company believes the RSF balance as of December 31, 2010 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.

The effects of changes in balance sheet amounts associated with the Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Consolidated Statements of Cash Flows.

Under the Company’s agreement with AARP, the Company separately manages the assets that support the Program. These assets are held at fair value in the Consolidated Balance Sheets as Assets Under Management. These assets are invested at the Company’s discretion, within investment guidelines approved by the Program and are used to pay costs associated with the Program. The Company does not guarantee any rates of investment return on these investments and upon any transfer of the Program to another entity, the Company would transfer cash in an amount equal to the fair value of these investments at the date of transfer. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF and, thus, are not included in the Company’s earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the AARP RSF and were $107 million, $99 million and $82 million in 2010, 2009 and 2008, respectively.

The Company elected to measure the entirety of the AARP Assets Under Management at fair value, pursuant to the fair value option.

The following AARP Program-related assets and liabilities were included in the Company’s Consolidated Balance Sheets:

(in millions)	December 31, 2010	December 31, 2009
Accounts receivable	$526	$509
Assets under management	2,550	2,383
Medical costs payable	1,150	1,182
Accounts payable and accrued liabilities	48	40
Other policy liabilities	1,286	1,145
Future policy benefits	533	482
Other liabilities	59	43

The fair value of cash, cash equivalents and investments associated with the Program, reflected as assets under management, and the fair value of other assets and other liabilities were classified in accordance with the fair value hierarchy as discussed in Note 4 of Notes to the Consolidated Financial Statements and were as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2010
Cash and cash equivalents	$115	$0	$0	$115
Debt securities:
U.S. government and agency obligations	515	244	0	759
State and municipal obligations	0	15	0	15
Corporate obligations	0	1,129	0	1,129
U.S. agency mortgage-backed securities	0	393	0	393
Non-U.S. agency mortgage-backed securities	0	137	0	137

Total debt securities	515	1,918	0	2,433

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$630	$1,920	$0	$2,550

Other liabilities	$0	$0	$59	$59

Total liabilities at fair value	$0	$0	$59	$59

December 31, 2009
Cash and cash equivalents	$269	$0	$0	$269
Debt securities:
U.S. government and agency obligations	358	298	0	656
State and municipal obligations	0	9	0	9
Corporate obligations	0	955	0	955
U.S. agency mortgage-backed securities	0	343	0	343
Non-U.S. agency mortgage-backed securities	0	149	0	149

Total debt securities	358	1,754	0	2,112

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$627	$1,756	$0	$2,383

Other liabilities	$0	$0	$43	$43

Total liabilities at fair value	$0	$0	$43	$43

13.    Commitments and Contingencies

The Company leases facilities and equipment under long-term operating leases that are noncancelable and expire on various dates through 2028. Rent expense under all operating leases for 2010, 2009 and 2008 was $297 million, $303 million and $264 million, respectively.

As of December 31, 2010, future minimum annual lease payments, net of sublease income, under all noncancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2011	$259
2012	240
2013	191
2014	156
2015	129
Thereafter	579

The Company contracts on an administrative services only (ASO) basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees related to its administrative function. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. Amounts accrued for performance guarantees were not material as of December 31, 2010 and 2009.

As of December 31, 2010, the Company has outstanding, undrawn letters of credit with financial institutions of $66 million and surety bonds outstanding with insurance companies of $288 million, primarily to bond contractual performance.

Legal Matters

Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, providers, customers and regulators, relating to the Company’s management and administration of health benefit plans. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims, and claims related to health care benefits coverage and other business practices. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company records liabilities for its estimates of probable costs resulting from these matters where appropriate. Estimates of probable costs resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, except as otherwise noted below, the Company is unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred.

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

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on the Employee Retirement Income Security Act of 1974, as amended (ERISA), as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the settlement, the Company and its affiliated entities will be released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement and the Company agreed to pay $350 million (the settlement amount) to a fund for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The court granted preliminary approval of the settlement over the objections of certain plaintiffs’ counsel on December 1, 2009, and granted final approval of the settlement on September 20, 2010. On October 18, 2010, the Company paid the settlement amount, plus interest, to an escrow account established by the plaintiffs. Several members of the plaintiff class have filed appeals challenging approval of the settlement. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge (ALJ) since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI alleges in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. The Company is vigorously defending against these claims. After the ALJ issues a ruling at the conclusion of the administrative proceeding, the California Insurance Commissioner may accept, reject or modify the ALJ’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court.

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon dismissal of claims in the derivative actions and resolution of any appeals. Following notice to shareholders, the federal court granted the parties’ motion for final approval of the proposed settlements on July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the parties’ motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, which have been paid by the Company. A shareholder filed an appeal challenging only the federal plaintiffs’ counsel’s fee award, which was dismissed by the U.S. Court of Appeals for the Eighth Circuit on January 26, 2011.

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

The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of Inspector General (OIG), the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. Examples of audits include the risk adjustment data validation (RADV) audits discussed below and a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to ERISA compliance.

Government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material adverse effect on the Company’s financial results.

Risk Adjustment Data Validation Audits. CMS adjusts capitation payments to Medicare Advantage and Medicare Part D plans according to the predicted health status of each beneficiary, as supported by data provided by health care providers. The Company collects claim and encounter data from providers, who the Company generally relies on to appropriately code their claim submissions and document their medical records. CMS then determines the risk score and payment amount for each enrolled member based on the health care data submitted and member demographic information.

As previously disclosed, in 2008, CMS announced that it would perform RADV audits of selected Medicare Advantage health plans each year to validate the coding practices of and supporting documentation maintained by health care providers. These audits involve a review of medical records maintained by providers and may result in retrospective adjustments to payments made to health plans. Certain of the Company’s health plans have been selected for audit. These audits are focused on medical records supporting risk adjustment data for 2006 that were used to determine 2007 payment amounts. Although these audits are ongoing, the Company does not believe they will have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the “error rate” identified in audit samples. The Company has submitted comments to CMS regarding concerns the Company has with CMS’s proposed methodology. These concerns include, among others, the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system. Additionally, payments received from CMS, as well as benefits offered and premiums charged to members, are based on actuarially certified bids that did not include any assumption of retroactive audit payment adjustments. The Company believes that applying retroactive audit and payment adjustments after CMS acceptance of bids undermines the actuarial soundness of the bids. On February 3, 2011, CMS notified the Company that CMS was evaluating all comments received on the proposed methodology and that it anticipated making changes to the draft, based on input CMS had received. CMS also indicated that it anticipated the final methodology would be issued in the near future. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

The Company is also in discussions with the OIG for Health and Human Services regarding audits of the Company’s risk adjustment data for two plans. While the Company does not believe OIG has governing authority to directly impose payment adjustments for risk adjustment audits of Medicare health plans operated under the regulatory authority of CMS, the OIG can recommend to CMS a proposed payment adjustment, and the Company is unable to predict the outcome of these discussions and audits.

Guaranty Fund Assessments. The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. If Penn Treaty is liquidated, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods. The Company is unable to estimate losses or ranges of losses because the Company cannot predict when the state court will render a decision, the amount of the insolvency, if any, the amount and timing of any associated guaranty fund assessments or the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company. An assessment could have a material adverse effect on the on the Company’s results of operations, financial position and cash flows.

See Item 1, “Business — Government Regulation,” and Item 1A, “Risk Factors,” for additional regulatory information and related risks.

14.    Segment Financial Information

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

Substantially all of the Company’s assets are held and operations are conducted in the United States. In accordance with accounting principles generally accepted in the United States, reporting segments with similar economic characteristics may be combined. The financial results of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State have been aggregated in the Health Benefits segment column in the following tables because these businesses have similar economic characteristics and have similar products and services, types of customers, distribution methods and operational processes, and operate in a similar regulatory environment. These businesses also share significant common assets, including the Company’s contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources.

As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 27% for both years ended December 31, 2010 and 2009, and 25% for the year ended December 31, 2008 most of which were generated by UnitedHealthcare Medicare & Retirement and included in the Health Benefits segment.

On January 1, 2011, the Company realigned certain of its businesses to respond to changes in the markets the Company serves and the opportunities that are emerging as the health system evolves. For example, in 2011 OptumHealth’s results of operations will include the Company’s clinical services assets, including Southwest Medical multi-specialty clinics in Nevada and the Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations will include OptumHealth Specialty Benefits, including dental, vision, life and disability. There were no changes to the Company’s reportable segments as a result of these changes. The Company’s periodic filings beginning with the first quarter 2011 Form 10-Q will include historical segment results restated to reflect the effect of this realignment.

The following table presents reporting segment financial information as of and for the years ended December 31:

(in millions)	Health Benefits	OptumHealth	Ingenix	Prescription Solutions	Corporate and Intersegment Eliminations	Consolidated
2010
Revenues — external customers:
Premiums	$82,890	$2,515	$0	$0	$0	$85,405
Services	4,015	337	1,403	64	0	5,819
Products	0	0	93	2,229	0	2,322

Total revenues — external customers	86,905	2,852	1,496	2,293	0	93,546

Total revenues — intersegment	0	2,930	845	14,478	(18,253)	0
Investment and other income	537	67	0	5	0	609

Total revenues	$87,442	$5,849	$2,341	$16,776	$(18,253)	$94,155

Earnings from operations	$6,636	$610	$84	$534	$0	$7,864
Interest expense	0	0	0	0	(481)	(481)

Earnings before income taxes	$6,636	$610	$84	$534	$(481)	$7,383

Total assets	$50,178	$4,763	$5,131	$3,138	$(147)	$63,063
Purchases of property, equipment and capitalized software	$495	$131	$155	$80	$17	$878
Depreciation and amortization	$709	$115	$158	$82	$0	$1,064
Goodwill impairment	$0	$0	$172	$0	$0	$172

2009
Revenues — external customers:
Premiums	$76,882	$2,433	$0	$0	$0	$79,315
Services	3,937	277	1,042	50	0	5,306
Products	0	0	90	1,835	0	1,925

Total revenues — external customers	80,819	2,710	1,132	1,885	0	86,546

Total revenues — intersegment	0	2,753	691	12,562	(16,006)	0
Investment and other income	522	65	0	5	0	592

Total revenues	$81,341	$5,528	$1,823	$14,452	$(16,006)	$87,138

Earnings from operations	$4,788	$636	$246	$689	$0	$6,359
Interest expense	0	0	0	0	(551)	(551)

Earnings before income taxes	$4,788	$636	$246	$689	$(551)	$5,808

Total assets	$49,068	$4,395	$2,415	$3,061	$106	$59,045
Purchases of property, equipment and capitalized software	$452	$78	$142	$67	$0	$739
Depreciation and amortization	$668	$116	$129	$78	$0	$991

2008
Revenues — external customers:
Premiums	$71,298	$2,310	$0	$0	$0	$73,608
Services	3,871	311	925	45	0	5,152
Products	0	0	95	1,560	0	1,655

Total Revenues — external customers	75,169	2,621	1,020	1,605	0	80,415

Total Revenues — intersegment	0	2,529	532	10,960	(14,021)	0
Investment and other income	688	75	0	8	0	771

Total revenues	$75,857	$5,225	$1,552	$12,573	$(14,021)	$81,186

Earnings from operations	$5,068	$718	$229	$363	$(1,115)	$5,263
Interest expense	0	0	0	0	(639)	(639)

Earnings before income taxes	$5,068	$718	$229	$363	$(1,754)	$4,624

Total Assets	$46,459	$4,195	$1,755	$2,603	$803	$55,815
Purchases of property, equipment and capitalized software	$522	$100	$112	$57	$0	$791
Depreciation and amortization	$691	$120	$105	$65	$0	$981

15.    Quarterly Financial Data (Unaudited)

Selected quarterly financial information for all quarters of 2010 and 2009 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2010
Revenues	$23,193	$23,264	$23,668	$24,030
Operating costs	21,177	21,363	21,523	22,228
Earnings from operations	2,016	1,901	2,145	1,802
Net earnings	1,191	1,123	1,277	1,043
Basic net earnings per common share	1.04	1.00	1.15	0.95
Diluted net earnings per common share	1.03	0.99	1.14	0.94

2009
Revenues	$22,004	$21,655	$21,695	$21,784
Operating costs	20,336	20,215	20,019	20,209
Earnings from operations	1,668	1,440	1,676	1,575
Net earnings	984	859	1,035	944
Basic net earnings per common share	0.82	0.73	0.90	0.82
Diluted net earnings per common share	0.81	0.73	0.89	0.81

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.

/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

/s/ DAVID S. WICHMANN
David S. Wichmann Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations

/s/ ERIC S. RANGEN
Eric S. Rangen Senior Vice President and Chief Accounting Officer

February 10, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2010. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our reports dated February 10, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 10, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K will be included under the heading “Equity Compensation Plan Information” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are included under Item 8 of this report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009 and 2008.

Notes to the Consolidated Financial Statements.

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

3. Exhibits**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Amendment to the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.3	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.4	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.5	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.6	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.7	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.8	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.9	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.10	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.11	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.12	Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011

*10.13	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011

*10.14	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15	Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.16	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.17	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.18	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.19	Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.20	Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.21	Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.22	UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.23	Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10K for the year ended December 31, 2009)

*10.24	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.25	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.26	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.27	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.28	Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.30	Amendment to Employment Agreement, dated as of December 14, 2010, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2010)

*10.31	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.32	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.33	Amended and Restated Employment Agreement, dated as of June 2, 2010, between United HealthCare Services, Inc. and Gail K. Boudreaux

*10.34	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.36	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.37	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.38	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request(c) Financial Statement Schedule

(c)	Financial Statement Schedule

Schedule I — Condensed Financial Information of Registrant (Parent Company Only).

Schedule I

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:

We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 10, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 10, 2011

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Balance Sheets

	December 31,
(in millions, except per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$916	$2,309
Deferred income taxes	57	163
Prepaid expenses and other current assets	207	61

Total current assets	1,180	2,533
Equity in net assets of subsidiaries	36,246	32,812
Other assets	110	60

Total assets	$37,536	$35,405

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$301	$522
Note payable to subsidiary	130	100
Commercial paper and current maturities of long-term debt	2,480	2,164

Total current liabilities	2,911	2,786
Long-term debt, less current maturities	8,662	9,009
Deferred income taxes and other liabilities	138	4

Total liabilities	11,711	11,799

Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value —10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value — 3,000 shares authorized; 1,086 and 1,147 issued and outstanding	11	11
Retained earnings	25,562	23,342
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax effects	280	277
Foreign currency translation loss	(28)	(24)

Total shareholders’ equity	25,825	23,606

Total liabilities and shareholders’ equity	$37,536	$35,405

See Notes to the Condensed Financial Statements of Registrant

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Statements of Operations

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Revenues:
Investment and other income	$2	$10	$20

Total revenues	2	10	20

Operating costs:
Operating costs	54	5	1,256
Interest expense	433	509	565

Total operating costs	487	514	1,821

Loss before income taxes	(485)	(504)	(1,801)
Benefit for income taxes	180	172	641

Loss of parent company	(305)	(332)	(1,160)
Equity in undistributed income of subsidiaries	4,939	4,154	4,137

Net earnings	$4,634	$3,822	$2,977

See Notes to the Condensed Financial Statements of Registrant

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2010	2009	2008
Operating activities

Cash flows from operating activities	$3,731	$5,065	$3,962

Investing activities
Capital contributions to subsidiaries	(104)	(90)	(7)
Cash paid for acquisitions	(2,470)	(1,045)	(4,419)
Cash received from dispositions	0	0	185

Cash flows used for investing activities	(2,574)	(1,135)	(4,241)

Financing activities
Proceeds from (repayments of) commercial paper, net	930	(99)	(1,346)
Proceeds from issuance of long-term debt	747	0	2,981
Payments for retirement of long-term debt	(1,583)	(1,350)	(500)
Proceeds from interest rate swap termination	0	513	0
Proceeds from issuance of note to subsidiary	30	0	100
Common stock repurchases	(2,517)	(1,801)	(2,684)
Proceeds from common stock issuances	272	282	299
Share-based compensation excess tax benefits	27	38	62
Dividends paid	(449)	(36)	(37)
Other	(7)	(48)	(143)

Cash flows used for financing activities	(2,550)	(2,501)	(1,268)

(Decrease) increase in cash and cash equivalents	(1,393)	1,429	(1,547)
Cash and cash equivalents, beginning of period	2,309	880	2,427

Cash and cash equivalents, end of period	$916	$2,309	$880

Supplemental cash flow disclosures
Cash paid for interest	$459	$485	$547
Cash paid for income taxes	$2,725	$2,048	$1,882

See Notes to the Condensed Financial Statements of Registrant.

Schedule I

Condensed Financial Information of Registrant

(Parent Company Only)

UnitedHealth Group

Notes to Condensed Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

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

Dividends. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $4.3 billion, $5.4 billion and $1.8 billion in 2010, 2009 and 2008, respectively.

3.    Commercial Paper and Long-Term Debt

Further discussion of maturities of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements.

4.    Commitments and Contingencies

Operating costs for 2008 included $350 million for the settlement of class action litigation related to reimbursement for out-of-network medical services. For a summary of the proposed settlement and other commitments and contingencies, see Note 13 of Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2011

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN J. HEMSLEY Stephen J. Hemsley	Director, President and Chief Executive Officer (principal executive officer)	February 10, 2011

/S/ DAVID S. WICHMANN David S. Wichmann	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	February 10, 2011

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 10, 2011

* William C. Ballard, Jr.	Director	February 10, 2011

* Richard T. Burke	Director	February 10, 2011

* Robert J. Darretta	Director	February 10, 2011

* Michele J. Hooper	Director	February 10, 2011

* Rodger A. Lawson	Director	February 10, 2011

* Douglas W. Leatherdale	Director	February 10, 2011

* Glenn M. Renwick	Director	February 10, 2011

* Kenneth I. Shine	Director	February 10, 2011

* Gail R. Wilensky	Director	February 10, 2011

*By	/S/ CHRISTOPHER J. WALSH
Christopher J. Walsh, As Attorney-in-Fact

EXHIBIT INDEX**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2002 Stock Incentive Plan, Amended and Restated Effective May 15, 2002 (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.2	Amendment to the UnitedHealth Group Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.3	Form of Agreement for Initial Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.4	Form of Agreement for Stock Option Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.5	Form of Agreement for Initial Restricted Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on April 17, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*10.6	Form of Stock Appreciation Rights Award Agreement to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, as amended on October 31, 2006 (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

*10.7	Form of Agreement for Stock Option Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.8	Form of Agreement for Restricted Stock Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.9	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.10	Form of Agreement for Stock Appreciation Rights Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.11	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 23, 2009)

*10.12	Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011

*10.13	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011

*10.14	Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15	Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.16	UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.17	First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006)

*10.18	Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.19	Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.20	Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.21	Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.22	UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.23	Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10K for the year ended December 31, 2009)

*10.24	First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.25	Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.26	Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.27	Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2006)

*10.28	Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29	Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.30	Amendment to Employment Agreement, dated as of December 14, 2010, between the Company and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2010)

*10.31	Employment Agreement, effective as of November 7, 2006, by and between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2007)

*10.32	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.33	Amended and Restated Employment Agreement, dated as of June 2, 2010, between United HealthCare Services, Inc. and Gail K. Boudreaux

*10.34	Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.35	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.36	Employment Agreement, effective as of January 29, 2009, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.37	Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.38	Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

11.1	Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request(c) Financial Statement Schedule

(c)	Financial Statement Schedule

Schedule I — Condensed Financial Information of Registrant (Parent Company Only).