Form 10-Q
period 2011-03-31
UNITEDHEALTH GROUP INC
filed 2011-05-03
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 29, 2011, there were 1,083,437,533 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,790	$9,123
Short-term investments	2,360	2,072
Accounts receivable, net	2,495	2,061
Assets under management	2,470	2,550
Deferred income taxes	235	403
Other current receivables, net	1,827	1,643
Prepaid expenses and other current assets	641	541

Total current assets	19,818	18,393

Long-term investments	14,932	14,707
Property, equipment and capitalized software, net	2,189	2,200
Goodwill	23,393	22,745
Other intangible assets, net	2,893	2,910
Other assets	2,110	2,108

Total assets	$65,335	$63,063

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,543	$9,220
Accounts payable and accrued liabilities	6,382	6,488
Other policy liabilities	4,934	3,979
Commercial paper and current maturities of long-term debt	2,286	2,480
Unearned revenues	1,382	1,533

Total current liabilities	24,527	23,700

Long-term debt, less current maturities	9,359	8,662
Future policy benefits	2,442	2,361
Deferred income taxes and other liabilities	2,436	2,515

Total liabilities	38,764	37,238

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.001 par value — 10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value — 3,000 shares authorized; 1,077 and 1,086 issued and outstanding	11	11
Retained earnings	26,353	25,562
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	226	280
Foreign currency translation losses	(19)	(28)

Total shareholders’ equity	26,571	25,825

Total liabilities and shareholders’ equity	$65,335	$63,063

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Revenues:
Premiums	$23,003	$21,128
Services	1,598	1,364
Products	649	528
Investment and other income	182	173

Total revenues	25,432	23,193

Operating costs:
Medical costs	18,725	17,170
Operating costs	3,617	3,276
Cost of products sold	599	483
Depreciation and amortization	270	248

Total operating costs	23,211	21,177

Earnings from operations	2,221	2,016
Interest expense	(118)	(125)

Earnings before income taxes	2,103	1,891
Provision for income taxes	(757)	(700)

Net earnings	$1,346	$1,191

Basic net earnings per common share	$1.24	$1.04

Diluted net earnings per common share	$1.22	$1.03

Basic weighted-average number of common shares outstanding	1,086	1,145
Dilutive effect of common stock equivalents	13	11

Diluted weighted-average number of common shares outstanding	1,099	1,156

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	60	82
Cash dividends per common share	$0.125	$0.000

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2011	1,086	$11	$0	$25,562	$252	$25,825
Net earnings				1,346		1,346
Unrealized holding losses on investment securities during the period, net of tax benefit of $14					(23)	(23)
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $17					(31)	(31)
Foreign currency translation gain					9	9

Comprehensive income						1,301

Issuances of common stock, and related tax benefits	6	0	61			61
Common stock repurchases	(15)	0	(200)	(420)		(620)
Share-based compensation, and related tax benefits			139			139
Common stock dividends				(135)		(135)

Balance at March 31, 2011	1,077	$11	$0	$26,353	$207	$26,571

Balance at January 1, 2010	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				1,191		1,191
Unrealized holding gains on investment securities during the period, net of tax expense of $17					27	27
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $14					(24)	(24)
Foreign currency translation loss					(4)	(4)

Comprehensive income						1,190

Issuances of common stock, and related tax benefits	5	0	47			47
Common stock repurchases	(19)	0	(149)	(477)		(626)
Share-based compensation, and related tax benefits			102			102

Balance at March 31, 2010	1,133	$11	$0	$24,056	$252	$24,319

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2011	2010
Operating activities
Net earnings	$1,346	$1,191
Noncash items:
Depreciation and amortization	270	248
Deferred income taxes	165	83
Share-based compensation	123	100
Other	(23)	(8)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(385)	(318)
Other assets	(304)	(76)
Medical costs payable	143	(106)
Accounts payable and other liabilities	48	265
Other policy liabilities	(8)	(137)
Unearned revenues	(151)	(37)

Cash flows from operating activities	1,224	1,205

Investing activities
Cash paid for acquisitions, net of cash assumed	(541)	(78)
Purchases of property, equipment and capitalized software	(213)	(132)
Purchases of investments	(2,716)	(2,073)
Sales of investments	1,085	960
Maturities of investments	1,048	740

Cash flows used for investing activities	(1,337)	(583)

Financing activities
Proceeds from commercial paper, net	759	225
Proceeds from issuance of long-term debt	747	0
Payments for retirement of long-term debt	(955)	(833)
Common stock repurchases	(620)	(626)
Proceeds from common stock issuances	96	95
Customer funds administered	1,050	898
Dividends paid	(135)	0
Checks outstanding	(183)	(215)
Other	21	(46)

Cash flows from (used for) financing activities	780	(502)

Increase in cash and cash equivalents	667	120
Cash and cash equivalents, beginning of period	9,123	9,800

Cash and cash equivalents, end of period	$9,790	$9,920

See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (the Company). The Company has eliminated intercompany balances and transactions. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. However, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC (2010 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.

During the first quarter of 2011, the Company renamed its reportable segments to conform to the naming conventions of its market facing businesses. Consequently, the Health Benefits reportable segment is now UnitedHealthcare, and the health services businesses, OptumHealth, Ingenix, and Prescriptions Solutions, are now OptumHealth, OptumInsight, and OptumRx, respectively. On January 1, 2011, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. For example, OptumHealth’s results of operations now include the Company’s clinical services assets, including Southwest Medical multi-specialty clinics in Nevada and Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations now include OptumHealth Specialty Benefits, including dental, vision, life and disability. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2011 presentation. See Note 9 of Notes to the Condensed Consolidated Financial Statements for segment financial information.

Use of Estimates. These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs, medical costs payable, revenues, goodwill, other intangible assets, investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.

Recent Accounting Standards. The Company has determined that there have been no recently issued accounting standards that will have a material impact on its Condensed Consolidated Financial Statements.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.    Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Debt securities — available-for-sale:
U.S. government and agency obligations	$2,224	$19	$(11)	$2,232
State and municipal obligations	6,161	158	(46)	6,273
Corporate obligations	5,302	177	(12)	5,467
U.S. agency mortgage-backed securities	1,968	53	(7)	2,014
Non-U.S. agency mortgage-backed securities	558	25	(1)	582

Total debt securities — available-for-sale	16,213	432	(77)	16,568

Equity securities — available-for-sale	520	20	(14)	526
Debt securities — held-to-maturity:
U.S. government and agency obligations	166	4	0	170
State and municipal obligations	15	0	0	15
Corporate obligations	17	0	0	17

Total debt securities — held-to-maturity	198	4	0	202

Total investments	$16,931	$456	$(91)	$17,296

December 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$2,214	$28	$(8)	$2,234
State and municipal obligations	6,007	183	(42)	6,148
Corporate obligations	5,111	210	(11)	5,310
U.S. agency mortgage-backed securities	1,851	58	(6)	1,903
Non-U.S. agency mortgage-backed securities	439	26	0	465

Total debt securities — available-for-sale	15,622	505	(67)	16,060

Equity securities — available-for-sale	508	22	(14)	516
Debt securities — held-to-maturity:
U.S. government and agency obligations	167	5	0	172
State and municipal obligations	15	0	0	15
Corporate obligations	21	0	0	21

Total debt securities — held-to-maturity	203	5	0	208

Total investments	$16,333	$532	$(81)	$16,784

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $5 million and $6 million as of March 31, 2011 and December 31, 2010, respectively. Also included were Alt-A securities with fair values of $12 million and $15 million as of March 31, 2011 and December 31, 2010, respectively.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair values of the Company’s mortgage-backed securities by credit rating and origination as of March 31, 2011 were as follows:

(in millions)	AAA	Non- Investment Grade	Total Fair Value
2011	$13	$0	$13
2010	8	0	8
2007	124	3	127
2006	190	12	202
2005	139	3	142
Pre - 2005	89	1	90
U.S. agency mortgage-backed securities	2,014	0	2,014

Total	$2,577	$19	$2,596

The amortized cost and fair value of available-for-sale debt securities as of March 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,510	$2,522
Due after one year through five years	5,179	5,355
Due after five years through ten years	4,046	4,134
Due after ten years	1,952	1,961
U.S. agency mortgage-backed securities	1,968	2,014
Non-U.S. agency mortgage-backed securities	558	582

Total debt securities — available-for-sale	$16,213	$16,568

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$62	$62
Due after one year through five years	105	108
Due after five years through ten years	21	22
Due after ten years	10	10

Total debt securities — held-to-maturity	$198	$202

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011
Debt securities — available-for-sale:
U.S. government and agency obligations	$508	$(11)	$0	$0	$508	$(11)
State and municipal obligations	1,609	(44)	18	(2)	1,627	(46)
Corporate obligations	988	(12)	9	0	997	(12)
U.S. agency mortgage-backed securities	482	(7)	0	0	482	(7)
Non-U.S. agency mortgage-backed securities	84	(1)	0	0	84	(1)

Total debt securities — available-for-sale	$3,671	$(75)	$27	$(2)	$3,698	$(77)

Equity securities — available-for-sale	$230	$(13)	$12	$(1)	$242	$(14)

December 31, 2010
Debt securities — available-for-sale:
U.S. government and agency obligations	$548	$(8)	$0	$0	$548	$(8)
State and municipal obligations	1,383	(40)	18	(2)	1,401	(42)
Corporate obligations	949	(11)	14	0	963	(11)
U.S. agency mortgage-backed securities	355	(6)	0	0	355	(6)

Total debt securities — available-for-sale	$3,235	$(65)	$32	$(2)	$3,267	$(67)

Equity securities — available-for-sale	$206	$(14)	$11	$0	$217	$(14)

The unrealized losses from all securities as of March 31, 2011 were generated from 2,800 positions out of a total of 14,500 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in U.S. government and agency obligations, state and municipal obligations and corporate obligations as of March 31, 2011 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of March 31, 2011 were primarily caused by higher interest rates in the marketplace. These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of March 31, 2011. The Company believes these losses to be temporary. All of the Company’s mortgage-backed securities in an unrealized loss position as of March 31, 2011 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of March 31, 2011, the Company did not have the intent to sell any of the securities in an unrealized loss position.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of March 31, 2011, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of March 31, 2011.

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

Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended March 31,
(in millions)	2011	2010
Total OTTI	$(4)	$(1)
Portion of loss recognized in other comprehensive income	0	0

Net OTTI recognized in earnings	(4)	(1)
Gross realized losses from sales	(1)	(1)
Gross realized gains from sales	53	40

Net realized gains	$48	$38

For the three months ended March 31, 2011 and 2010, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

3.    Fair Value

Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents a summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis excluding AARP related assets and liabilities.

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2011
Cash and cash equivalents	$8,256	$1,534	$0	$9,790
Debt securities — available-for-sale:
U.S. government and agency obligations	1,511	721	0	2,232
State and municipal obligations	0	6,273	0	6,273
Corporate obligations	26	5,314	127	5,467
U.S. agency mortgage-backed securities	0	2,014	0	2,014
Non-U.S. agency mortgage-backed securities	0	574	8	582

Total debt securities — available-for-sale	1,537	14,896	135	16,568
Equity securities — available-for-sale	323	2	201	526

Total cash, cash equivalents and investments at fair value	10,116	16,432	336	26,884

Interest rate swap assets	0	35	0	35

Total assets at fair value	$10,116	$16,467	$336	$26,919

Percentage of total assets at fair value	38%	61%	1%	100%

Interest rate swap liabilities	$0	$131	$0	$131

December 31, 2010
Cash and cash equivalents	$8,069	$1,054	$0	$9,123
Debt securities — available-for-sale:
U.S. government and agency obligations	1,515	719	0	2,234
State and municipal obligations	0	6,148	0	6,148
Corporate obligations	31	5,146	133	5,310
U.S. agency mortgage-backed securities	0	1,903	0	1,903
Non-U.S. agency mortgage-backed securities	0	457	8	465

Total debt securities — available-for-sale	1,546	14,373	141	16,060
Equity securities — available-for-sale	306	2	208	516

Total cash, cash equivalents and investments at fair value	9,921	15,429	349	25,699

Interest rate swap assets	0	46	0	46

Total assets at fair value	$9,921	$15,475	$349	$25,745

Percentage of total assets at fair value	39%	60%	1%	100%

Interest rate swap liabilities	$0	$104	$0	$104

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2011 and 2010.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the Program). The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 12 of Notes to the Consolidated Financial Statements in our 2010 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2011
Cash and cash equivalents	$83	$0	$0	$83
Debt securities:
U.S. government and agency obligations	453	211	0	664
State and municipal obligations	0	18	0	18
Corporate obligations	0	1,150	0	1,150
U.S. agency mortgage-backed securities	0	413	0	413
Non-U.S. agency mortgage-backed securities	0	140	0	140

Total debt securities	453	1,932	0	2,385

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$536	$1,934	$0	$2,470

Other liabilities	$7	$43	$0	$50

Total liabilities at fair value	$7	$43	$0	$50

December 31, 2010
Cash and cash equivalents	$115	$0	$0	$115
Debt securities:
U.S. government and agency obligations	515	244	0	759
State and municipal obligations	0	15	0	15
Corporate obligations	0	1,129	0	1,129
U.S. agency mortgage-backed securities	0	393	0	393
Non-U.S. agency mortgage-backed securities	0	137	0	137

Total debt securities	515	1,918	0	2,433

Equity securities — available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$630	$1,920	$0	$2,550

Other liabilities	$0	$0	$59	$59

Total liabilities at fair value	$0	$0	$59	$59

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2011 and 2010.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities — available-for-sale	$16,568	$16,568	$16,060	$16,060
Equity securities — available-for-sale	526	526	516	516
Debt securities — held-to-maturity	198	202	203	208
AARP Program-related investments	2,387	2,387	2,435	2,435
Interest rate swap assets	35	35	46	46

Liabilities
Senior unsecured notes	9,955	10,572	10,212	10,903
Interest rate swap liabilities	131	131	104	104
AARP Program-related other liabilities	50	50	59	59

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

Debt Securities. The estimated fair values of debt securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. Fair values of debt securities that do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2. The Company’s Level 3 debt securities consist mainly of low income housing investments that are unique and non transferrable.

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $158 million and $166 million as of March 31, 2011 and December 31, 2010, respectively. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$43 million and $42 million as of March 31, 2011 and December 31, 2010, respectively, consist of preferred stock and other items for which there are no active markets.

Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded, the fair values are classified as Level 2.

AARP Program-related Investments. AARP Program-related investments consist of debt and equity securities held to fund costs associated with the AARP Program and are priced and classified using the same methodologies as the Company’s other securities.

Senior Unsecured Notes. The fair values of the senior unsecured notes are estimated based on third-party quoted market prices for the same or similar issues.

AARP Program-related Other Liabilities. AARP Program-related other liabilities consist of liabilities that represent the amount of net investment gains and losses related to AARP Program-related investments that accrue to the benefit of the AARP policy-holders.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2011			March 31, 2010
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$141	$208	$349	$120	$312	$432
Purchases	0	4	4	1	20	21
Sales	0	(9)	(9)	(1)	(10)	(11)
Settlements	(6)	0	(6)	(5)	0	(5)
Net unrealized losses in accumulated other comprehensive income	0	(2)	(2)	0	0	0
Net realized (losses) gains in investment and other income	0	0	0	(1)	2	1

Balance at end of period	$135	$201	$336	$114	$324	$438

There were no significant fair value adjustments recorded during the three months ended March 31, 2011 and 2010 for non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis. These assets and liabilities are classified as Level 3 and are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.    Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2011			December 31, 2010
(in millions)	CMS Subsidies (a)	Drug Discount	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$33	$101	$0	$0
Other policy liabilities	1,215	170	0	475	265

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy.

The Catastrophic Reinsurance and the Low-Income Member Cost Sharing Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare & Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Beginning in 2011, the Patient Protection and Affordable Care Act and its related reconciliation act (Health Reform Legislation) mandates consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Amounts received for these subsidies and discounts are not reflected as premium revenues, but rather are accounted for as deposits. Related cash flows are presented as Customer Funds Administered within financing activities in the Condensed Consolidated Statements of Cash Flows.

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

5.    Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at December 31, 2010	$17,837	$760	$3,308	$840	$22,745
Acquisitions	7	639	0	0	646
Dispositions	(2)	0	0	0	(2)
Subsequent payments and adjustments, net	(2)	0	6	0	4

Balance at March 31, 2011	$17,840	$1,399	$3,314	$840	$23,393

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

For the three months ended March 31, 2011 and 2010, there was $440 million and $490 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 and 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims submission, handling and processing, which results in higher completion factors. The 2010 favorable development was also impacted by the H1N1 influenza outbreak being less costly than had been estimated and the benefit of Medicaid members remaining in the Company’s benefit plans for longer periods of time and achieving more favorable health status.

7.    Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	March 31, 2011			December 31, 2010
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,690	$1,690	$1,690	$930	$930	$930
Senior unsecured floating-rate notes due February 2011	0	0	0	250	250	250
5.3% senior unsecured notes due March 2011	0	0	0	705	712	711
5.5% senior unsecured notes due November 2012	352	370	377	352	372	377
4.9% senior unsecured notes due February 2013	534	540	567	534	541	568
4.9% senior unsecured notes due April 2013	409	423	435	409	425	437
4.8% senior unsecured notes due February 2014	172	185	185	172	186	184
5.0% senior unsecured notes due August 2014	389	420	423	389	425	423
4.9% senior unsecured notes due March 2015	416	451	450	416	456	444
5.4% senior unsecured notes due March 2016	601	657	662	601	666	661
5.4% senior unsecured notes due November 2016	95	95	104	95	95	105
6.0% senior unsecured notes due June 2017	441	478	493	441	484	491
6.0% senior unsecured notes due November 2017	156	165	175	156	167	174
6.0% senior unsecured notes due February 2018	1,100	1,053	1,223	1,100	1,065	1,249
3.9% senior unsecured notes due October 2020	450	408	428	450	413	429
4.7% senior unsecured notes due February 2021	400	399	404	0	0	0
Zero coupon senior unsecured notes due November 2022	1,095	596	683	1,095	588	677
5.8% senior unsecured notes due March 2036	850	844	844	850	844	862
6.5% senior unsecured notes due June 2037	500	495	536	500	495	552
6.6% senior unsecured notes due November 2037	650	645	705	650	645	729
6.9% senior unsecured notes due February 2038	1,100	1,085	1,234	1,100	1,085	1,281
5.7% senior unsecured notes due October 2040	300	298	292	300	298	299
6.0% senior unsecured notes due February 2041	350	348	352	0	0	0

Total commercial paper and long-term debt	$12,050	$11,645	$12,262	$11,495	$11,142	$11,833

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt privately placed on a discount basis through broker-dealers with maturities up to 270 days. As of March 31, 2011, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the quarter ended March 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.7%.

Debt Covenants

The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of March 31, 2011.

Long-Term Debt

In February 2011, the Company issued $750 million in senior unsecured notes. The issuance included $400 million of 4.700% fixed-rate notes due February 2021 and $350 million of 5.950% fixed rate notes due February 2041.

Interest Rate Swap Contracts

During 2010, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on fixed-rate debt issues maturing between November 2012 through March 2016 and June 2017 through October 2020. Since the specific terms and notional amounts of the swaps match those of the debt being hedged, they were assumed to be highly effective hedges and all changes in fair value of the swaps were recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.

The following table summarizes the location and fair value of fair value hedges on the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2011	December 31, 2010
(in millions)	($5,020 Notional Amount)	($5,725 Notional Amount)
Balance Sheet Location
Other assets	$35	$46
Other liabilities	131	104

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
(in millions)	2011	2010
Hedge loss recognized in interest expense	$(38)	$(14)
Hedged item gain recognized in interest expense	38	14

Net impact on the Company’s Condensed Consolidated Statement of Operations	$0	$0

8.    Share-Based Compensation

As of March 31, 2011, the Company had 57.2 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 4.5 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three months ended March 31, 2011 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	112	$40
Granted	1	42
Exercised	(5)	26
Forfeited	(1)	41

Outstanding at end of period	107	$41	5.2	$825

Exercisable at end of period	83	$42	4.4	$560
Vested and expected to vest end of period	106	$40	5.2	$808

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

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	2.3%	2.1%
Expected volatility	44.3%	45.8%
Expected dividend yield	1.2%	0.1%
Forfeiture rate	5.0%	5.0%
Expected life in years	4.9	4.6 -5.1

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

The weighted-average grant date fair value of stock options and SARs granted during the three months ended March 31, 2011 and 2010 was approximately $15 per share and $13 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2011 and 2010 was $67 million and $53 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over three to five years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the three months ended March 31, 2011 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	13	$31
Granted	7	42
Vested	(2)	31

Nonvested at end of period	18	$36

The weighted-average grant date fair value of restricted shares granted during the three months ended March 31, 2010 was approximately $33 per share. The total fair value of restricted shares vested during the three months ended March 31, 2011 and 2010 was $69 million and $43 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three months ended March 31, 2011 and 2010, the Company recognized compensation expense related to its share-based compensation plans of $123 million ($84 million net of tax effects) and $100 million ($87 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2011, there was $619 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.3 years. For the three months ended March 31, 2011 and 2010 the income tax benefit realized from share-based award exercises was $57 million and $28 million, respectively.

Share Repurchase Program

The Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.    Segment Financial Information

The Company has four reportable segments:

•	UnitedHealthcare;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.

The following is a description of the types of products and services from which each of the Company’s reportable segments derives its revenues:

•

UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State because they have similar economic characteristics, products and services, types of customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides network-based health and well-being services to beneficiaries of State Medicaid and Children’s Health Insurance Programs (CHIP) and other government-sponsored health care programs.

•

OptumHealth provides behavioral benefit solutions, clinical care management and financial services to help consumers navigate the health care system, finance their health care needs and achieve their health and well-being goals.

•

OptumInsight offers database and data management services, software products, publications, consulting services, outsourced services and pharmaceutical consulting and research services in conjunction with the development of pharmaceutical products on a national and an international basis.

•

OptumRx offers a comprehensive suite of integrated pharmacy benefit management services, including retail network pharmacy management, mail order pharmacy services, specialty pharmacy services, benefit design consultation, drug utilization review, formulary management programs, disease management and compliance and therapy management programs.

Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and clinical services sold to UnitedHealthcare by OptumHealth, and consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements. The following table presents reportable segment financial information:

		Optum
(in millions)	United Healthcare	Optum Health (a)	Optum Insight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2011
Revenues — external customers:
Premiums	$22,656	$347	$0	$0	$347	$0	$23,003
Services	1,056	87	436	19	542	0	1,598
Products	0	6	16	627	649	0	649

Total revenues — external customers	23,712	440	452	646	1,538	0	25,250

Total revenues — intersegment	0	1,047	219	3,986	5,252	(5,252)	0
Investment and other income	162	20	0	0	20	0	182

Total revenues	$23,874	$1,507	$671	$4,632	$6,810	$(5,252)	$25,432

Earnings from operations	$1,899	$109	$83	$130	$322	$0	$2,221
Interest expense	0	0	0	0	0	(118)	(118)

Earnings before income taxes	$1,899	$109	$83	$130	$322	$(118)	$2,103

Three Months Ended March 31, 2010
Revenues — external customers:
Premiums	$20,829	$299	$0	$0	$299	$0	$21,128
Services	980	72	296	16	384	0	1,364
Products	0	4	14	510	528	0	528

Total revenues — external customers	21,809	375	310	526	1,211	0	23,020

Total revenues — intersegment	0	712	195	3,556	4,463	(4,463)	0
Investment and other income	158	15	0	0	15	0	173

Total revenues	$21,967	$1,102	$505	$4,082	$5,689	$(4,463)	$23,193

Earnings from operations	$1,691	$143	$53	$129	$325	$0	$2,016
Interest expense	0	0	0	0	0	(125)	(125)

Earnings before income taxes	$1,691	$143	$53	$129	$325	$(125)	$1,891

(a)	As of March 31, 2011, OptumHealth’s total assets were $5.4 billion as compared to $3.9 billion as of December 31, 2010. The increase was due to acquisitions completed in the first quarter of 2011.

10.    Commitments and Contingencies

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

AMA Litigation. On March 15, 2000, a group of plaintiffs including the American Medical Association (AMA) filed a lawsuit against the Company in state court in New York, which was removed to federal court. The complaint and subsequent amended complaints asserted antitrust claims and claims based on the Employee Retirement Income Security Act of 1974, as amended (ERISA), as well as breach of contract and the implied covenant of good faith and fair dealing, deceptive acts and practices, and trade libel in connection with the calculation of reasonable and customary reimbursement rates for non-network health care providers by the Company’s affiliates. On January 14, 2009, the parties announced an agreement to settle the lawsuit, along with a similar case filed in 2008 in federal court in New Jersey. Under the terms of the settlement, the Company and its affiliated entities are released from claims relating to their out-of-network reimbursement policies from March 15, 1994 through the date of final court approval of the settlement and the Company agreed to pay $350 million (the settlement amount) to a fund for health plan members and out-of-network providers in connection with out-of-network procedures performed since March 15, 1994. The agreement contains no admission of wrongdoing. The court entered final judgment approving the settlement and dismissing the lawsuit with prejudice on October 5, 2010. On October 18, 2010, the Company paid the settlement amount, plus interest, to an escrow account established by the plaintiffs. Several members of the plaintiff class filed appeals challenging approval of the settlement, which were dismissed by the U.S. Court of Appeals for the Second Circuit on March 21, 2011.

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The settlement agreement is now final and effective and the Company believes this lawsuit is now conclusively resolved. Other lawsuits in various jurisdictions relating to the calculation of reasonable and customary reimbursement rates for non-network health care providers remain pending against a number of health insurers, including the Company.

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

On December 6, 2007, the Special Litigation Committee concluded its review of claims relating to the Company’s historical stock option practices and published a report. The Special Litigation Committee reached settlement agreements on behalf of the Company with its former Chairman and Chief Executive Officer William W. McGuire, M.D., former General Counsel David J. Lubben and former director William G. Spears. In addition, the Special Litigation Committee concluded that all claims against all named defendants in the derivative actions, including current and former Company officers and directors, should be dismissed. Each settlement agreement is conditioned upon dismissal of claims in the derivative actions and resolution of any appeals. Following notice to shareholders, the federal court granted the parties’ motion for final approval of the proposed settlements on

UNITEDHEALTH GROUP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

July 1, 2009, and entered final judgment dismissing the federal case with prejudice on July 2, 2009. The state court granted the parties’ motion for final approval of the proposed settlements and dismissed the state case with prejudice on May 14, 2009, and entered final judgment on July 17, 2009. The federal and state courts also awarded plaintiffs’ counsel fees and expenses of $30 million and $6 million, respectively, which have been paid by the Company. A shareholder filed an appeal challenging only the federal plaintiffs’ counsel’s fee award, which was dismissed by the U.S. Court of Appeals for the Eighth Circuit on January 26, 2011. The settlement agreements became final and effective on April 27, 2011.

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

The Company is also in discussions with the OIG for Health and Human Services (HHS) regarding audits of the Company’s risk adjustment data for two plans. While the Company does not believe OIG has governing authority to directly impose payment adjustments for risk adjustment audits of Medicare health plans operated under the regulatory authority of CMS, the OIG can recommend to CMS a proposed payment adjustment, and the Company is unable to predict the outcome of these discussions and audits.

Guaranty Fund Assessments. Under state guaranty assessment laws, certain insurance companies (and HMOs in some states), including those issuing health (which includes long-term care), life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Assessments generally are based on a formula relating to premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. If Penn Treaty is liquidated, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods. The Company has estimated a potential assessment of $250 million to $300 million, or $0.12 to $0.15 per share, in 2011 related to this matter, and the Company would accrue the assessment in operating costs if and when the state court renders such a decision. The timing, actual amount and impact, if any, of any guaranty fund assessments will depend on several factors, including if and when the court declares Penn Treaty insolvent, the amount of the insolvency, the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company, and the impact of any such assessments on potential premium rebate payments under the Health Reform Legislation, all of which have been considered in the Company’s per-share estimate above.

See Item 1, “Business — Government Regulation,” and Item 1A, “Risk Factors,” in the Company’s 2010 10-K for additional regulatory information and related risks.

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

EXECUTIVE OVERVIEW

General

UnitedHealth Group is a diversified health and well-being company, whose focus is on improving the overall health and well-being of the people and communities we serve and enhancing the performance of the health system. We work with health care professionals and other key partners to expand access to high quality health care. We help people get the care they need at an affordable cost; support the physician/patient relationship; and empower people with the information, guidance and tools they need to make personal health choices and decisions.

Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to help make health care work better. We use these core competencies to address distinct market needs across the health economy through our two business platforms – Health Benefits through the UnitedHealthcare master brand and Health Services through the Optum master brand. UnitedHealthcare, our Health Benefits platform, includes three distinct businesses that share systems, networks and one unified brand name to offer customers broad access to high-quality, cost-effective health care at the local level. Health Benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State businesses. Optum, our Health Services platform, includes three diversified information and technology-enabled services businesses, OptumHealth, OptumInsight (formerly Ingenix) and OptumRx (formerly Prescription Solutions), serving the broad health care marketplace, ranging from employers and health plans to physicians, hospitals and life sciences companies. In aggregate, our two business platforms have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on helping improve overall health system performance by optimizing care quality, reducing costs and improving the consumer experience.

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Beginning in 2011, in each period, premium revenue is reduced by a pro rata estimate for our full-year medical loss ratio rebate payable under the Health Reform Legislation. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from our health intelligence and consulting businesses. Product revenues are mainly comprised of products sold by our pharmacy benefit management business. We derive investment income primarily from interest earned on our investments in debt securities. Our investment income also includes gains or losses when the securities are sold, or other-than-temporarily impaired.

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

In 2011, we expect to incur $250 million — $300 million for an assessment of our pro rata portion of policyholder claims of Penn Treaty. See Note 10 of Notes to Condensed Consolidated Financial Statements for more detail on Penn Treaty.

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

Health Care Reforms. In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, the Medicaid and Medicare programs, CHIP and other aspects of the health care system. HHS, the Department of Labor and the Treasury Department have issued regulations (or proposed regulations) on a number of aspects of Health Reform Legislation, but we await final rules and interim guidance on other key aspects of the legislation, all of which have a variety of effective dates.

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

Effective in 2011, health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Health Reform Legislation and implementing regulations, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals) are required to rebate ratable portions of their premiums to their customers annually. Rebate payments, if any, for 2011 would be made in mid 2012. The potential for and size of the rebates will be measured at the market level, by state, by group size and by licensed subsidiary. This disaggregation of insurance pools into much smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in the estimates of rebates owed in total. In the aggregate, the rebate regulations cap the level of margin that can be attained.

Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Companies continue to face a significant amount of uncertainty given the breadth of possible changes, including changes in the competitive environment, state rate approval, fluctuations in medical costs, the statistical variation that results from assessing business by state, by license and by market and the potential for meaningful market disruption in 2011 and 2012. We have made changes to reduce our product distribution costs in the individual market in response to the Health Reform Legislation, including reducing broker commissions, and are evaluating changes to distribution in the large group insured market segment. These changes could impact future growth in these products. Other market participants could also implement changes to their business practices in response to the Health Reform Legislation, which could positively or negatively impact our growth and market share.

The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS proposed a regulation that defines a review threshold of annual premium rate increases generally at or above 10%, and the proposed rule clarifies that the HHS review will not supersede existing state review and approval processes. The proposed rule further requires health plans to provide to the states and HHS extensive information supporting any rate increase of 10% or more.

The Federal government is encouraging states to intensify their reviews of requests for rate increases and providing funding to assist in those state-level reviews. Ultimately, rate approval responsibility still lies with the states under the proposed regulation. Since August 2010, HHS has allocated approximately $245 million for grants to states to enable the states to conduct more robust reviews of requests for premium increases. Many states have applied for and received grants, and state regulators have signaled their intent to more closely scrutinize premium rates. For example, premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states in 2011. As a result, we have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California and New York. Depending on the level of anticipated increased scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression.

Effective in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap. This statutory reduction in drug prices for seniors in the coverage gap may cause individuals who may have had difficulty affording their medications to increase their pharmaceutical usage. The change in pricing could also have secondary effects, such as changing the mix of brand name and generic drug usage by seniors. We have incorporated the anticipated impact of these changes in our 2011 product pricing and pharmacy benefit management business plan.

As part of the Health Reform Legislation, Medicare Advantage payment rates for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. We expect the 2011 rates will be outpaced by underlying medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will ultimately receive 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. All of these changes could result in reduced enrollment or reimbursement or payment levels. There are a number of annual adjustments we can make to our operations, which may partially offset any impact from these rate reductions. For example, we can seek to intensify our medical and operating cost management, adjust members’ benefits and decide on a county-by-county basis in which geographies to participate. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses. The impact of CMS quality bonus payments may further offset these anticipated rate reductions beginning in 2012. We also may be able to mitigate the effects of reduced funding on margins by increasing enrollment due to the anticipated increase in the number of people eligible for Medicare in coming years. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.

The Health Reform Legislation includes a “maintenance of effort” (MOE) provision that requires states to maintain their eligibility rules for people covered by Medicaid, until the Secretary of HHS determines that an insurance exchange is operational in a given state. The MOE provision is intended to prevent states from reducing eligibility standards and determination procedures as a way to remove adults above 133 percent of the federal poverty level from Medicaid before implementation of expanded Medicaid coverage effective in January 2014. However, states with, or projecting, a budget deficit may apply for an exception to the MOE provision. If states are successful in obtaining MOE waivers and allow certain Medicaid programs to expire, we could experience reduced Medicaid enrollment.

The Health Reform Legislation presents additional opportunities and challenges over the longer term, including the assessment of an annual $8 billion insurance industry assessment beginning in 2014, the operation of state-based exchanges for individuals and small businesses beginning in 2014, and numerous other commercial and governmental plan requirements. Individual states may also accelerate their procurement of Medicaid managed care services for sizeable groups of Medicaid program beneficiaries in order to even their administrative workloads when Medicaid market expansions take place in 2014. The law could increase near-term business growth opportunities for UnitedHealthcare Community & State. Due to the complexity of the health care system and the numerous changes that are taking place, the longer term effects of the new legislation, positive and negative, remain difficult to assess.

Court proceedings related to the Health Reform Legislation, such as the ruling by the United States District Court for the Northern District of Florida (in a case brought on behalf of 26 state attorneys general and/or governors) that declared the entire legislation unconstitutional, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law. For additional information regarding the Health Reform Legislation, see Item 1, “Business — Government Regulation” and Item 1A, “Risk Factors,” in our 2010 10-K.

RESULTS SUMMARY

(in millions, except percentages and per share data)	Three Months Ended March 31,		Change
	2011	2010	2011 vs. 2010
Revenues:
Premiums	$23,003	$21,128	$1,875	9%
Services	1,598	1,364	234	17
Products	649	528	121	23
Investment and other income	182	173	9	5

Total revenues	25,432	23,193	2,239	10

Operating costs:
Medical costs	18,725	17,170	1,555	9
Operating costs	3,617	3,276	341	10
Cost of products sold	599	483	116	24
Depreciation and amortization	270	248	22	9

Total operating costs	23,211	21,177	2,034	10

Earnings from operations	2,221	2,016	205	10
Interest expense	(118)	(125)	(7)	(6)

Earnings before income taxes	2,103	1,891	212	11
Provision for income taxes	(757)	(700)	57	8

Net earnings	$1,346	$1,191	$155	13%

Diluted net earnings per common share	$1.22	$1.03	$0.19	18%
Medical care ratio	81.4%	81.3%		0.1%
Operating cost ratio	14.2	14.1		0.1
Operating margin	8.7	8.7		0
Tax rate	36.0	37.0		(1.0)
Net margin	5.3	5.1		0.2
Return on equity (a)	20.6%	19.9%		0.7%

(a)	Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

2011 RESULTS OF OPERATIONS COMPARED TO 2010 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues in the first quarter of 2011 were driven by strong organic growth in risk-based offerings in our UnitedHealthcare businesses and revenue growth across all Optum businesses.

Medical Costs

Medical costs in the first quarter of 2011 increased due to membership growth in our commercial and public and senior markets risk-based businesses and continued increases in the cost per service we pay for health system use, partially offset by moderated levels of overall health system use, in part due to the effect of severe and persistent winter weather across significant portions of the country.

For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended March 31, 2011 and 2010, there was $440 million and $490 million, respectively, of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 and 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims submission, handling and processing, which results in higher completion factors. The 2010 favorable development was also impacted by the H1N1 influenza outbreak being less costly than had been estimated and the benefit of Medicaid members remaining in our benefit plans for longer periods of time and achieving more favorable health status.

Operating Costs

Operating costs for the first quarter of 2011 increased due to acquired and organic business growth, partially offset by ongoing cost management and quality improvements.

Income Tax Rate

The decrease in our effective income tax rate in 2011 resulted primarily from the cumulative implementation of changes that increased income taxes under the Health Reform Legislation which were included in our income tax rate in 2010.

Reportable Segments

We have four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.

See Note 9 of Notes to the Condensed Consolidated Financial Statements for a description of the types and services from which each of these reportable segments derives its revenues.

Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and clinical services sold to UnitedHealthcare by OptumHealth, and consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve. Prior period segment financial information has been recast to conform to the 2011 presentation. See Note 1 of Notes to Condensed Consolidated Financial Statements for more information on our business realignment. The following table presents reportable segment financial information:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2011	2010	2011 vs. 2010
Revenues
UnitedHealthcare	$23,874	$21,967	$1,907	9%

OptumHealth	1,507	1,102	405	37
OptumInsight	671	505	166	33
OptumRx	4,632	4,082	550	13

Total Optum	6,810	5,689	1,121	20

Eliminations	(5,252)	(4,463)	(789)	nm

Consolidated revenues	$25,432	$23,193	$2,239	10%

Earnings from operations
UnitedHealthcare	$1,899	$1,691	$208	12%

OptumHealth	109	143	(34)	(24)
OptumInsight	83	53	30	57
OptumRx	130	129	1	1

Total Optum	322	325	(3)	(1)

Consolidated earnings from operations	$2,221	$2,016	$205	10%

Operating margin
UnitedHealthcare	8.0%	7.7%		0.3%
OptumHealth	7.2	13.0		(5.8)
OptumInsight	12.4	10.5		1.9
OptumRx	2.8	3.2		(0.4)
Total Optum	4.7	5.7		(1.0)
Consolidated operating margin	8.7%	8.7%		0%

nm = not meaningful

The following summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement, as of March 31, 2011 and 2010:

(in thousands, except percentages)	2011	2010	Change
			2011 vs. 2010
Commercial risk-based	9,470	9,140	330	4%
Commercial fee-based	16,130	15,380	750	5

Total commercial	25,600	24,520	1,080	4

Medicare Advantage	2,165	2,005	160	8
Medicaid	3,390	3,045	345	11
Standardized Medicare Supplement	2,840	2,715	125	5

Total public and senior	8,395	7,765	630	8

Total UnitedHealthcare — medical	33,995	32,285	1,710	5

Medicare Part D stand-alone	4,745	4,540	205	5

UnitedHealthcare

The revenue growth in UnitedHealthcare for the three months ended March 31, 2011 was primarily due to growth in the number of individuals served across our businesses and commercial premium rate increases reflecting underlying medical cost trends. For the three months ended March 31, 2011 and 2010, revenues were $11.1 billion and $10.4 billion for UnitedHealthcare Employer & Individual; $9.4 billion and $8.9 billion for UnitedHealthcare Medicare & Retirement; and $3.3 billion and $2.8 billion for UnitedHealthcare Community & State, respectively.

UnitedHealthcare earnings from operations for the three months ended March 31, 2011 increased $208 million or 12% over the prior year primarily due to factors that increased revenues described above and continued cost management disciplines.

Optum. Our Health Services platform is comprised of OptumHealth, OptumInsight and OptumRx. Total revenue for these businesses increased due to acquisitions and business growth at OptumHealth and OptumInsight and growth in customers served through pharmaceutical benefit management programs at OptumRx.

Optum’s earnings from operations for the three months ended March 31, 2011 were essentially flat compared to 2010. The decrease in the operating margin was due to changes in business mix within Optum’s businesses and investments for future growth.

The results by segment were as follows:

OptumHealth

Increased revenues at OptumHealth for the three months ended March 31, 2011 were due to acquisitions completed in the first quarter of 2011 and strong consumer growth in population health management products sold to payers and plan sponsors, such as behavioral health management, wellness and health coaching services.

Earnings from operations and operating margins for the three months ended March 31, 2011 decreased due to internal business realignments and related revisions to service arrangements and the impact of Federal Mental Health Parity legislation, along with continued investments in new market development and growth. See Item 1A, “Risk Factors” of our 2010 10-K for further information regarding Federal Mental Health Parity legislation.

OptumInsight

Increased revenues at OptumInsight for the three months ended March 31, 2011 were primarily due to the impact of 2010 acquisitions and growth in payment cycle management services and information technology services.

The increases in earnings from operations and operating margin for the three months ended March 31, 2011 reflect an increased mix of higher margin product and solutions sales and favorable first quarter operating costs.

OptumRx

The increase in OptumRx revenues for the three months ended March 31, 2011 was due to increased prescription volumes primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business. Intersegment revenues eliminated in consolidation were $4.0 billion and $3.6 billion for the three months ended March 31, 2011 and 2010, respectively.

OptumRx earnings from operations and operating margin for the three months ended March 31, 2011 were flat compared to last year as investments in operating costs to support growth initiatives offset the earnings contribution from higher revenues.

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

In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which can be paid is $3.4 billion. For the three months ended March 31, 2011, our regulated subsidiaries paid their parent companies dividends of $670 million, including $20 million of extraordinary dividends. For the year ended December 31, 2010, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends.

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

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Three Months Ended March 31,
(in millions)	2011	2010
Sources of cash:
Cash provided by operating activities	$1,224	$1,205
Sales of investments	1,085	960
Maturities of investments	1,048	740
Proceeds from customer funds administered	1,050	898
Proceeds from issuance of commercial paper, net	759	225
Proceeds from issuance of long-term debt	747	0
Other	117	95

Total sources of cash	6,030	4,123

Uses of cash:
Purchases of investments	(2,716)	(2,073)
Retirement of long-term debt	(955)	(833)
Common stock repurchases	(620)	(626)
Cash paid for acquisitions, net of cash assumed	(541)	(78)
Purchases of property, equipment and capitalized software	(213)	(132)
Dividends paid	(135)	0
Other	(183)	(261)

Total uses of cash	(5,363)	(4,003)

Net increase in cash	$667	$120

2011 Cash Flows Compared to 2010 Cash Flows

Cash flows from operating activities increased $19 million, or 2%, from the same period last year, as growth in net earnings was partially offset by an increase in pharmacy rebate receivables. We anticipate lower cash flows from operations in 2011 as compared to 2010 as a result of an overall anticipated decrease in net earnings in 2011 and the early receipt of certain 2011 premium payments in late 2010.

Cash flows used for investing activities increased $754 million, or 129%, primarily due to acquisitions completed in the first quarter of 2011 and increased purchases of investments.

Cash flows from financing activities increased $1.3 billion, or 255%, primarily due to proceeds from the net issuance of commercial paper and an increase in customer funds administered related to payables associated with CMS subsidies.

Financial Condition

As of March 31, 2011, our cash, cash equivalent and available-for-sale investment balances of $26.9 billion included $9.8 billion of cash and cash equivalents (of which $932 million was held by non-regulated entities), $16.6 billion of debt securities and $526 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 securities (those securities priced using unobservable inputs which are significant), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our cash equivalent and investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of March 31, 2011. Included in the debt securities balance are $2.6 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of March 31, 2011.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. We had $1.7 billion of commercial paper outstanding as of March 31, 2011.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the quarter ended March 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on our senior unsecured credit ratings. As of March 31, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.7%.

Our bank credit facility contains various covenants, including requiring us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, was 30.5% and 30.1% as of March 31, 2011 and December 31, 2010, respectively. We were in compliance with our debt covenants as of March 31, 2011.

Shelf Registration. In February 2011, we filed an automatically effective shelf registration statement on Form S-3 with the SEC registering an unspecified amount of debt securities.

Debt Issuance. In February 2011, we issued $750 million in senior unsecured notes. The issuance included $400 million of 4.700% fixed-rate notes due February 2021 and $350 million of 5.950% fixed rate notes due February 2041.

Credit Ratings. Our credit ratings at March 31, 2011 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Stable	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a	AMB-2	n/a

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

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain preset parameters. In February 2010, the Board renewed and increased our share repurchase program, and authorized us to repurchase up to 120 million shares of our common stock. During the three months ended March 31, 2011, we repurchased 15 million shares at an average price of approximately $42 per share and an aggregate cost of $620 million. As of March 31, 2011, we had Board authorization to purchase up to an additional 33 million shares of our common stock.

Dividends. On March 21, 2011 we paid a cash dividend of $0.125 per share for a total of $135 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2010 was disclosed in our 2010 10-K. During the three months ended March 31, 2011, other than the debt issuance, there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there have been no recently issued accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2010 10-K. As of March 31, 2011, our critical accounting policies have not changed from those described in our 2010 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2010 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of March 31, 2011, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A.” As of March 31, 2011, there were no other significant concentrations of credit risk.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.

Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs resulting from federal and state regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the ultimate impact of the Health Reform Legislation, which could materially adversely affect our financial position and results of operations through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; potential reductions in revenue received from Medicare and Medicaid programs; failure to comply with restrictions on patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent third party brokers, consultants and agents; events that may negatively affect our contracts with AARP; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; the performance of our investment portfolio; possible impairment of the value of our intangible assets in connection with dispositions or if future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations; the potential impact of our future cash and capital requirements on our ability to maintain our quarterly dividend payment cycle; failure to complete or receive anticipated benefits of acquisitions; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2010 10-K. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate financial investments and debt and (b) changes in equity prices that impact the value of our equity investments.

As of March 31, 2011, $9.8 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $8.1 billion of our debt and deposit liabilities as of March 31, 2011 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of March 31, 2011, $16.8 billion of our investments was fixed-rate debt securities and $4.8 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. Our swap agreements converted a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. Additional information on our interest rate swaps is included in Note 7 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of March 31, 2011 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$196	$162	$(1,200)	$(980)
1	98	81	(615)	(537)
(1)	(14)	(20)	624	624
(2)	nm	nm	1,243	1,375

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating rate assets and liabilities as of March 31, 2011, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of March 31, 2011, we had $526 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in and incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” of our 2010 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2010 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

First Quarter 2011

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
January 31, 2011	5,295,615		$39.37	5,295,615	42,658,610
February 28, 2011	5,097,387	(b)	$42.46	5,075,414	37,583,196
March 31, 2011	4,520,429		$43.41	4,520,429	33,062,767

Total	14,913,431		$41.65	14,891,458

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In February 2010, the Board renewed and increased our share repurchase program and authorized us to repurchase up to 120 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 5,075,414 shares of our common stock repurchased during the period and 21,973 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009

*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2011)

*10.3	Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

*10.4	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY Stephen J. Hemsley	President and Chief Executive Officer (principal executive officer)	Dated: May 3, 2011

/s/ DAVID S. WICHMANN David S. Wichmann	David S. Wichmann Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated: May 3, 2011

/S/ ERIC S. RANGEN Eric S. Rangen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated: May 3, 2011

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of October 23, 2009

*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2011)

*10.3	Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

*10.4	Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under the Company’s 2002 Stock Incentive Plan, effective as of February 9, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.