Form 10-Q
period 2011-06-30
UNITEDHEALTH GROUP INC
filed 2011-08-02
CIK 731766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 29, 2011, there were 1,076,159,413 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,775	$9,123
Short-term investments	2,532	2,072
Accounts receivable, net	2,851	2,061
Assets under management	2,510	2,550
Deferred income taxes	153	403
Other current receivables, net	1,961	1,643
Prepaid expenses and other current assets	647	541

Total current assets	20,429	18,393

Long-term investments	14,935	14,707
Property, equipment and capitalized software, net	2,302	2,200
Goodwill	23,423	22,745
Other intangible assets, net	2,878	2,910
Other assets	2,148	2,108

Total assets	$66,115	$63,063

Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,521	$9,220
Accounts payable and accrued liabilities	6,373	6,488
Other policy liabilities	5,317	3,979
Commercial paper and current maturities of long-term debt	1,689	2,480
Unearned revenues	1,474	1,533

Total current liabilities	24,374	23,700

Long-term debt, less current maturities	9,442	8,662
Future policy benefits	2,448	2,361
Deferred income taxes and other liabilities	2,488	2,515

Total liabilities	38,752	37,238

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value - 3,000 shares authorized; 1,069 and 1,086 issued and outstanding	11	11
Retained earnings	27,020	25,562
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	338	280
Foreign currency translation losses	(6)	(28)

Total shareholders’ equity	27,363	25,825

Total liabilities and shareholders’ equity	$66,115	$63,063

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenues:
Premiums	$22,813	$21,125	$45,816	$42,253
Services	1,656	1,413	3,254	2,777
Products	605	577	1,254	1,105
Investment and other income	160	149	342	322

Total revenues	25,234	23,264	50,666	46,457

Operating costs:
Medical costs	18,578	17,221	37,303	34,391
Operating costs	3,733	3,359	7,350	6,635
Cost of products sold	554	534	1,153	1,017
Depreciation and amortization	270	249	540	497

Total operating costs	23,135	21,363	46,346	42,540

Earnings from operations	2,099	1,901	4,320	3,917
Interest expense	(119)	(119)	(237)	(244)

Earnings before income taxes	1,980	1,782	4,083	3,673
Provision for income taxes	(713)	(659)	(1,470)	(1,359)

Net earnings	$1,267	$1,123	$2,613	$2,314

Basic net earnings per common share	$1.18	$1.00	$2.42	$2.04

Diluted net earnings per common share	$1.16	$0.99	$2.38	$2.02

Basic weighted-average number of common shares outstanding	1,075	1,127	1,079	1,136
Dilutive effect of common stock equivalents	19	8	17	10

Diluted weighted-average number of common shares outstanding	1,094	1,135	1,096	1,146

Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	44	100	52	98
Cash dividends per common share	$0.1625	$0.1550	$0.2875	$0.1550

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional		Accumulated
					Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
(in millions)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2011	1,086	$11	$0	$25,562	$252	$25,825
Net earnings				2,613		2,613
Unrealized holding gains on investment securities during the period, net of tax expense					102	102
Reclassification adjustment for net realized gains included in net earnings, net of tax expense					(44)	(44)
Foreign currency translation gain					22	22
Issuances of common stock, and related tax benefits	11	0	153			153
Common stock repurchases	(28)	0	(409)	(846)		(1,255)
Share-based compensation, and related tax benefits			256			256
Common stock dividends				(309)		(309)

Balance at June 30, 2011	1,069	$11	$0	$27,020	$332	$27,363

Balance at January 1, 2010	1,147	$11	$0	$23,342	$253	$23,606
Net earnings				2,314		2,314
Unrealized holding gains on investment securities during the period, net of tax expense					148	148
Reclassification adjustment for net realized gains included in net earnings, net of tax expense					(35)	(35)
Foreign currency translation loss					(13)	(13)
Issuances of common stock, and related tax benefits	7	0	46			46
Common stock repurchases	(39)	0	(224)	(1,017)		(1,241)
Share-based compensation, and related tax benefits			178			178
Common stock dividends				(174)		(174)

Balance at June 30, 2010	1,115	$11	$0	$24,465	$353	$24,829

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2011	2010
Operating activities
Net earnings	$2,613	$2,314
Noncash items:
Depreciation and amortization	540	497
Deferred income taxes	264	59
Share-based compensation	218	167
Other	(62)	9
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(843)	(789)
Other assets	(281)	(70)
Medical costs payable	120	41
Accounts payable and other liabilities	(128)	(14)
Other policy liabilities	37	(97)
Unearned revenues	(59)	(189)

Cash flows from operating activities	2,419	1,928

Investing activities
Purchases of investments	(4,479)	(3,258)
Sales of investments	1,985	1,522
Maturities of investments	1,901	1,426
Cash paid for acquisitions, net of cash assumed	(827)	(165)
Cash received for dispositions	378	0
Purchases of property, equipment and capitalized software	(516)	(343)

Cash flows used for investing activities	(1,558)	(818)

Financing activities
Common stock repurchases	(1,255)	(1,241)
Proceeds from common stock issuances	225	106
Dividends paid	(309)	(174)
Proceeds from commercial paper, net	154	880
Proceeds from issuance of long-term debt	747	0
Payments for retirement of long-term debt	(955)	(1,333)
Customer funds administered	1,228	1,108
Checks outstanding	(88)	(222)
Other	44	(51)

Cash flows used for financing activities	(209)	(927)

Increase in cash and cash equivalents	652	183
Cash and cash equivalents, beginning of period	9,123	9,800

Cash and cash equivalents, end of period	$9,775	$9,983

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

During the first quarter of 2011, the Company renamed its reportable segments to conform to the naming conventions of its market facing businesses. Consequently, the Health Benefits reportable segment is now UnitedHealthcare, and the health services businesses, OptumHealth, Ingenix, and Prescriptions Solutions, are now under the Company’s Optum brand as OptumHealth, OptumInsight, and OptumRx, respectively. On January 1, 2011, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. For example, OptumHealth’s results of operations now include the Company’s clinical services assets, including Southwest Medical multi-specialty clinics in Nevada and Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations now include OptumHealth Specialty Benefits, including dental, vision, life and disability. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2011 presentation. See Note 11 of Notes to the Condensed Consolidated Financial Statements for segment financial information.

Use of Estimates. These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs, medical costs payable, revenues, goodwill, other policy liabilities, other current receivables, other intangible assets, investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.

Recently Issued Accounting Standards. In July 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers a consensus of the FASB Emerging Issues Task Force” (ASU 2011-06). This update addresses the recognition and classification of an entity’s share of the annual health insurance industry assessment (the “fee”) mandated by the Patient Protection and Affordable Care Act and its related reconciliation act (Health Reform Legislation). The fee will be levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. For reporting entities subject to the fee, the amendments in ASU 2011-06 specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

The Company has determined that there have been no other recently issued accounting standards that will have a material impact on its Condensed Consolidated Financial Statements.

2.	Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,897	$28	$(3)	$1,922
State and municipal obligations	6,148	236	(12)	6,372
Corporate obligations	5,409	198	(7)	5,600
U.S. agency mortgage-backed securities	2,165	67	(3)	2,229
Non-U.S. agency mortgage-backed securities	557	28	0	585

Total debt securities - available-for-sale	16,176	557	(25)	16,708

Equity securities - available-for-sale	552	20	(14)	558
Debt securities - held-to-maturity:
U.S. government and agency obligations	168	5	0	173
State and municipal obligations	15	0	0	15
Corporate obligations	18	0	0	18

Total debt securities - held-to-maturity	201	5	0	206

Total investments	$16,929	$582	$(39)	$17,472

December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,214	$28	$(8)	$2,234
State and municipal obligations	6,007	183	(42)	6,148
Corporate obligations	5,111	210	(11)	5,310
U.S. agency mortgage-backed securities	1,851	58	(6)	1,903
Non-U.S. agency mortgage-backed securities	439	26	0	465

Total debt securities - available-for-sale	15,622	505	(67)	16,060

Equity securities - available-for-sale	508	22	(14)	516
Debt securities - held-to-maturity:
U.S. government and agency obligations	167	5	0	172
State and municipal obligations	15	0	0	15
Corporate obligations	21	0	0	21

Total debt securities - held-to-maturity	203	5	0	208

Total investments	$16,333	$532	$(81)	$16,784

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $3 million and $6 million as of June 30, 2011 and December 31, 2010, respectively. Also included were Alt-A securities with fair values of $11 million and $15 million as of June 30, 2011 and December 31, 2010, respectively.

The fair values of the Company’s mortgage-backed securities by credit rating and origination as of June 30, 2011 were as follows:

(in millions)	AAA	A	Non-Investment Grade	Total Fair Value
2011	$20	$0	$0	$20
2010	8	0	0	8
2007	123	0	3	126
2006	196	0	12	208
2005	138	0	3	141
Pre - 2005	78	4	0	82
U.S. agency mortgage-backed securities	2,229	0	0	2,229

Total	$2,792	$4	$18	$2,814

The amortized cost and fair value of available-for-sale debt securities as of June 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,673	$2,686
Due after one year through five years	4,875	5,078
Due after five years through ten years	4,078	4,250
Due after ten years	1,828	1,880
U.S. agency mortgage-backed securities	2,165	2,229
Non-U.S. agency mortgage-backed securities	557	585

Total debt securities - available-for-sale	$16,176	$16,708

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$38	$38
Due after one year through five years	136	139
Due after five years through ten years	18	19
Due after ten years	9	10

Total debt securities - held-to-maturity	$201	$206

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$179	$(3)	$0	$0	$179	$(3)
State and municipal obligations	536	(10)	19	(2)	555	(12)
Corporate obligations	699	(7)	9	0	708	(7)
U.S. agency mortgage-backed securities	306	(3)	1	0	307	(3)

Total debt securities - available-for-sale	$1,720	$(23)	$29	$(2)	$1,749	$(25)

Equity securities - available-for-sale	$243	$(13)	$12	$(1)	$255	$(14)

December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$548	$(8)	$0	$0	$548	$(8)
State and municipal obligations	1,383	(40)	18	(2)	1,401	(42)
Corporate obligations	949	(11)	14	0	963	(11)
U.S. agency mortgage-backed securities	355	(6)	0	0	355	(6)

Total debt securities - available-for-sale	$3,235	$(65)	$32	$(2)	$3,267	$(67)

Equity securities - available-for-sale	$206	$(14)	$11	$0	$217	$(14)

The unrealized losses from all securities as of June 30, 2011 were generated from 1,700 positions out of a total of 14,700 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in U.S. government and agency obligations, state and municipal obligations and corporate obligations as of June 30, 2011 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of June 30, 2011 were primarily caused by higher interest rates in the marketplace. These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of June 30, 2011. The Company believes these losses to be temporary. All of the Company’s mortgage-backed securities in an unrealized loss position as of June 30, 2011 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of June 30, 2011, the Company did not have the intent to sell any of the securities in an unrealized loss position.

As of June 30, 2011, the Company’s holdings of non-U.S. agency mortgage-backed securities included $8 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of June 30, 2011.

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

Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Total OTTI	$(2)	$(4)	$(6)	$(5)
Portion of loss recognized in other comprehensive income	0	0	0	0

Net OTTI recognized in earnings	(2)	(4)	(6)	(5)
Gross realized losses from sales	(3)	(2)	(4)	(3)
Gross realized gains from sales	26	22	79	62

Net realized gains	$21	$16	$69	$54

For the three and six months ended June 30, 2011 and 2010, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2011
Cash and cash equivalents	$8,600	$1,175	$0	$9,775
Debt securities - available-for-sale:
U.S. government and agency obligations	1,303	619	0	1,922
State and municipal obligations	0	6,372	0	6,372
Corporate obligations	51	5,417	132	5,600
U.S. agency mortgage-backed securities	0	2,229	0	2,229
Non-U.S. agency mortgage-backed securities	0	577	8	585

Total debt securities - available-for-sale	1,354	15,214	140	16,708
Equity securities - available-for-sale	334	2	222	558

Total cash, cash equivalents and investments at fair value	10,288	16,391	362	27,041

Interest rate swap assets	0	63	0	63

Total assets at fair value	$10,288	$16,454	$362	$27,104

Percentage of total assets at fair value	38%	61%	1%	100%

Interest rate swap liabilities	$0	$63	$0	$63

December 31, 2010
Cash and cash equivalents	$8,069	$1,054	$0	$9,123
Debt securities - available-for-sale:
U.S. government and agency obligations	1,515	719	0	2,234
State and municipal obligations	0	6,148	0	6,148
Corporate obligations	31	5,146	133	5,310
U.S. agency mortgage-backed securities	0	1,903	0	1,903
Non-U.S. agency mortgage-backed securities	0	457	8	465

Total debt securities - available-for-sale	1,546	14,373	141	16,060
Equity securities - available-for-sale	306	2	208	516

Total cash, cash equivalents and investments at fair value	9,921	15,429	349	25,699

Interest rate swap assets	0	46	0	46

Total assets at fair value	$9,921	$15,475	$349	$25,745

Percentage of total assets at fair value	39%	60%	1%	100%

Interest rate swap liabilities	$0	$104	$0	$104

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2011 and 2010.

The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the Program). The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 12 of Notes to the Consolidated Financial Statements in the Company’s 2010 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2011
Cash and cash equivalents	$103	$0	$0	$103
Debt securities:
U.S. government and agency obligations	426	215	0	641
State and municipal obligations	0	21	0	21
Corporate obligations	0	1,168	0	1,168
U.S. agency mortgage-backed securities	0	424	0	424
Non-U.S. agency mortgage-backed securities	0	151	0	151

Total debt securities	426	1,979	0	2,405

Equity securities - available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$529	$1,981	$0	$2,510

Other liabilities	$13	$52	$0	$65

Total liabilities at fair value	$13	$52	$0	$65

December 31, 2010
Cash and cash equivalents	$115	$0	$0	$115
Debt securities:
U.S. government and agency obligations	515	244	0	759
State and municipal obligations	0	15	0	15
Corporate obligations	0	1,129	0	1,129
U.S. agency mortgage-backed securities	0	393	0	393
Non-U.S. agency mortgage-backed securities	0	137	0	137

Total debt securities	515	1,918	0	2,433

Equity securities - available-for-sale	0	2	0	2

Total cash, cash equivalents and investments at fair value	$630	$1,920	$0	$2,550

Other liabilities	$0	$0	$59	$59

Total liabilities at fair value	$0	$0	$59	$59

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2011 and 2010.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities - available-for-sale	$16,708	$16,708	$16,060	$16,060
Equity securities - available-for-sale	558	558	516	516
Debt securities - held-to-maturity	201	206	203	208
AARP Program-related investments	2,407	2,407	2,435	2,435
Interest rate swap assets	63	63	46	46

Liabilities
Senior unsecured notes	10,046	10,733	10,212	10,903
Interest rate swap liabilities	63	63	104	104
AARP Program-related other liabilities	65	65	59	59

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

Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $181 million and $166 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $41 million and $42 million as of June 30, 2011 and December 31, 2010, respectively, consist of preferred stock and other items for which there are no active markets.

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

AARP Program-related Other Liabilities. AARP Program-related other liabilities consist of liabilities that represent the amount of net investment gains and losses related to AARP Program-related investments that accrue to the benefit of the AARP policyholders.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2011
Balance at beginning of period	$135	$201	$336	$141	$208	$349
Purchases	9	27	36	9	31	40
Sales	0	(5)	(5)	0	(14)	(14)
Settlements	(4)	0	(4)	(10)	0	(10)
Net unrealized losses in accumulated other comprehensive income	0	(1)	(1)	0	(3)	(3)

Balance at end of period	$140	$222	$362	$140	$222	$362

June 30, 2010
Balance at beginning of period	$114	$324	$438	$120	$312	$432
Purchases	0	1	1	1	21	22
Sales	(7)	0	(7)	(8)	(10)	(18)
Settlements	(2)	(153)	(155)	(7)	(153)	(160)
Net unrealized gains in accumulated other comprehensive income	0	6	6	0	6	6
Net realized gains in investment and other income	2	8	10	1	10	11

Balance at end of period	$107	$186	$293	$107	$186	$293

Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and six months ended June 30, 2011 and 2010.

4.	Medicare Part D Pharmacy Benefits Contract

The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2011			December 31, 2010
(in millions)	CMS Subsidies (a)	Drug Discount	Risk-Share	CMS Subsidies (a)	Risk-Share
Other current receivables	$0	$161	$62	$0	$0
Other policy liabilities	1,310	345	0	475	265

(a)	Includes the Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy.

The Catastrophic Reinsurance and the Low-Income Member Cost Sharing Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare & Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Beginning in 2011, the Health Reform Legislation mandates consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Amounts received for these subsidies and discounts are not reflected as premium revenues, but rather are accounted for as deposits. Related cash flows are presented as Customer Funds Administered within financing activities in the Condensed Consolidated Statements of Cash Flows.

Premiums from CMS are subject to risk-sharing provisions based on a comparison of the Company’s annual bid estimates of prescription drug costs and the actual costs incurred. Variances may result in CMS making additional payments to the Company or require the Company to remit funds to CMS subsequent to the end of the year. The Company records risk-share adjustments to premium revenue and other current receivables or other policy liabilities in the Condensed Consolidated Balance Sheets.

5.	Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at December 31, 2010 (a)	$17,837	$760	$3,308	$840	$22,745
Acquisitions	7	892	0	0	899
Dispositions	(2)	0	(214)	0	(216)
Subsequent payments and adjustments, net	(2)	0	(3)	0	(5)

Balance at June 30, 2011	$17,840	$1,652	$3,091	$840	$23,423

(a)	Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements.

6.	Medical Costs and Medical Costs Payable

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

For the three months ended June 30, 2011, there was $120 million of net favorable medical cost development related to prior fiscal years and $60 million of net favorable medical cost development related to the first quarter of 2011. For the six months ended June 30, 2011, medical costs included $560 million of net favorable medical cost development related to prior fiscal years. The favorable development for both the three and six months ended June 30, 2011 was primarily driven by changes in previous estimates related to lower than expected health system utilization levels and continued efficiencies in claims submission, handling and processing, which results in higher completion factors.

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

7.	Commercial Paper and Long-Term Debt

Commercial paper and long-term debt consisted of the following:

	June 30, 2011			December 31, 2010
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,085	$1,085	$1,085	$930	$930	$930
Senior unsecured floating-rate notes due February 2011	0	0	0	250	250	250
5.3% senior unsecured notes due March 2011	0	0	0	705	712	711
5.5% senior unsecured notes due November 2012	352	368	373	352	372	377
4.9% senior unsecured notes due February 2013	534	542	564	534	541	568
4.9% senior unsecured notes due April 2013	409	424	433	409	425	437
4.8% senior unsecured notes due February 2014	172	186	186	172	186	184
5.0% senior unsecured notes due August 2014	389	424	427	389	425	423
4.9% senior unsecured notes due March 2015	416	457	454	416	456	444
5.4% senior unsecured notes due March 2016	601	669	673	601	666	661
5.4% senior unsecured notes due November 2016	95	95	107	95	95	105
6.0% senior unsecured notes due June 2017	441	488	499	441	484	491
6.0% senior unsecured notes due November 2017	156	169	177	156	167	174
6.0% senior unsecured notes due February 2018	1,100	1,085	1,247	1,100	1,065	1,249
3.9% senior unsecured notes due October 2020	450	422	440	450	413	429
4.7% senior unsecured notes due February 2021	400	399	417	0	0	0
Zero coupon senior unsecured notes due November 2022	1,095	604	697	1,095	588	677
5.8% senior unsecured notes due March 2036	850	844	858	850	844	862
6.5% senior unsecured notes due June 2037	500	495	547	500	495	552
6.6% senior unsecured notes due November 2037	650	645	721	650	645	729
6.9% senior unsecured notes due February 2038	1,100	1,084	1,258	1,100	1,085	1,281
5.7% senior unsecured notes due October 2040	300	298	297	300	298	299
6.0% senior unsecured notes due February 2041	350	348	358	0	0	0

Total commercial paper and long-term debt	$11,445	$11,131	$11,818	$11,495	$11,142	$11,833

Commercial Paper and Bank Credit Facility

Commercial paper consists of senior unsecured debt privately placed on a discount basis through broker-dealers with maturities up to 270 days. As of June 30, 2011, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.

The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the six months ended June 30, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of June 30, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.6%.

Debt Covenants

The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of June 30, 2011.

Long-Term Debt

In February 2011, the Company issued $750 million in senior unsecured notes. The issuance included $400 million of 4.7% fixed-rate notes due February 2021 and $350 million of 5.95% fixed-rate notes due February 2041.

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

The following table summarizes the location and fair value of fair value hedges on the Company’s Condensed Consolidated Balance Sheets:

	June 30, 2011	December 31, 2010
(in millions)	($5,020 Notional Amount)	($5,725 Notional Amount)
Balance Sheet Location
Other assets	$63	$46
Other liabilities	63	104

The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Hedge gain recognized in interest expense	$96	$47	$58	$33
Hedged item loss recognized in interest expense	(96)	(47)	(58)	(33)

Net impact on the Company’s Condensed Consolidated Statements of Operations	$0	$0	$0	$0

8.	Shareholders’ Equity

Share Repurchase Program

Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In May 2011, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the six months ended June 30, 2011, the Company repurchased 28 million shares at an average price of approximately $45 per share and an aggregate cost of $1.3 billion. As of June 30, 2011, the Company had Board authorization to purchase up to an additional 101 million shares of its common stock.

Dividends

In May 2011, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, the Company had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of the Company’s dividend payments in 2011:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/21/2011	$0.1250	$135
6/21/2011	0.1625	174

9.	Share-Based Compensation

In May 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan (Plan). The Plan is intended to attract and retain employees and non-employee directors, offer them incentives to put forth maximum efforts for the success of the Company’s business and afford them an opportunity to acquire a proprietary interest in the Company. The Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards to eligible employees and non-employee directors. The Plan incorporates the following plans adopted by the Company: 2002 Stock and Incentive Plan, 1991 Stock and Incentive Plan, 1998 Broad-Based Stock Incentive Plan and Non-employee Director Stock Option Plan. All outstanding stock options, restricted stock and other awards issued under the prior plans will remain subject to the terms and conditions of the plans under which they were issued.

As of June 30, 2011, the Company had 49 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 23 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs

Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the six months ended June 30, 2011 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	112	$40
Granted	1	43
Exercised	(11)	30
Forfeited	(2)	42

Outstanding at end of period	100	$41	5.0	$1,156

Exercisable at end of period	82	$43	4.4	$821
Vested and expected to vest end of period	99	$41	5.0	$1,136

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rate	1.8%	1.9%	1.8% - 2.3%	1.9% -2.1%
Expected volatility	44.3%	46.2%	44.3%	45.8% - 46.2%
Expected dividend yield	1.0%	1.7%	1.0% - 1.2%	0.1% -1.7%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.9	4.6	4.9	4.6 -5.1

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

The weighted-average grant date fair value of stock options and SARs granted during the three and six months ended June 30, 2011 was approximately $17 per share and $15 per share, respectively. The weighted-average grant date fair value of stock options and SARs granted during the three and six months ended June 30, 2010 was approximately $10 per share and $13 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2011 was $107 million and $174 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and six months ended June 30, 2010 was $9 million and $62 million, respectively.

Restricted Shares

Restricted shares generally vest ratably over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the six months ended June 30, 2011 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	13	$31
Granted	8	42
Vested	(4)	32

Nonvested at end of period	17	$36

The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2011 was approximately $48 per share and $42 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and six months ended June 30, 2010 was approximately $29 per share and $33 per share, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2011 was $39 million and $108 million, respectively.

The total fair value of restricted shares vested during the three and six months ended June 30, 2010 was $41 million and $85 million, respectively.

Share-Based Compensation Recognition

The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and six months ended June 30, 2011, the Company recognized compensation expense related to its share-based compensation plans of $95 million ($70 million net of tax effects) and $218 million ($154 million net of tax effects), respectively. For the three and six months ended June 30, 2010, the Company recognized compensation expense related to its share-based compensation plans of $67 million ($65 million net of tax effects) and $167 million ($152 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2011, there was $522 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.2 years. For the three and six months ended June 30, 2011 the income tax benefit realized from share-based award exercises was $59 million and $116 million, respectively. For the three and six months ended June 30, 2010 the income tax benefit realized from share-based award exercises was $16 million and $44 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Net earnings	$1,267	$1,123	$2,613	$2,314
Unrealized holding gains on investment securities arising during the period, net of tax expense of $73, $65, $59 and $82, respectively	125	121	102	148
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $8, $5, $25 and $19, respectively	(13)	(11)	(44)	(35)
Foreign currency translation gains (losses)	13	(9)	22	(13)

Comprehensive income	$1,392	$1,224	$2,693	$2,414

11.	Segment Financial Information

The Company has four reportable segments:

•	UnitedHealthcare;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.

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

•

OptumHealth provides behavioral benefit solutions, clinical services and financial services to help consumers navigate the health care system, finance their health care needs and achieve their health and well-being goals.

•

OptumInsight offers health information and technology solutions, including connectivity, compliance, clinical workflow and electronic medical record software, and consulting and outsourced services to employers, health plan sponsors, physicians, hospital systems, life sciences companies, and other users of health information.

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

Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements. The following table presents reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth (a)	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2011
Revenues - external customers:
Premiums	$22,438	$375	$0	$0	$375	$0	$22,813
Services	1,080	137	421	18	576	0	1,656
Products	0	6	11	588	605	0	605

Total revenues - external customers	23,518	518	432	606	1,556	0	25,074

Total revenues - intersegment	0	1,127	226	4,082	5,435	(5,435)	0
Investment and other income	135	25	0	0	25	0	160

Total revenues	$23,653	$1,670	$658	$4,688	$7,016	$(5,435)	$25,234

Earnings from operations	$1,759	$135	$87	$118	$340	$0	$2,099
Interest expense	0	0	0	0	0	(119)	(119)

Earnings before income taxes	$1,759	$135	$87	$118	$340	$(119)	$1,980

Three Months Ended June 30, 2010
Revenues - external customers:
Premiums	$20,812	$313	$0	$0	$313	$0	$21,125
Services	1,008	82	308	15	405	0	1,413
Products	0	4	11	562	577	0	577

Total revenues - external customers	21,820	399	319	577	1,295	0	23,115

Total revenues - intersegment	0	729	210	3,625	4,564	(4,564)	0
Investment and other income	135	14	0	0	14	0	149

Total revenues	$21,955	$1,142	$529	$4,202	$5,873	$(4,564)	$23,264

Earnings from operations	$1,565	$142	$60	$134	$336	$0	$1,901
Interest expense	0	0	0	0	0	(119)	(119)

Earnings before income taxes	$1,565	$142	$60	$134	$336	$(119)	$1,782

Six Months Ended June 30, 2011
Revenues - external customers:
Premiums	$45,094	$722	$0	$0	$722	$0	$45,816
Services	2,136	224	857	37	1,118	0	3,254
Products	0	12	27	1,215	1,254	0	1,254

Total revenues - external customers	47,230	958	884	1,252	3,094	0	50,324

Total revenues - intersegment	0	2,174	445	8,068	10,687	(10,687)	0
Investment and other income	297	45	0	0	45	0	342

Total revenues	$47,527	$3,177	$1,329	$9,320	$13,826	$(10,687)	$50,666

Earnings from operations	$3,658	$244	$170	$248	$662	$0	$4,320
Interest expense	0	0	0	0	0	(237)	(237)

Earnings before income taxes	$3,658	$244	$170	$248	$662	$(237)	$4,083

Six Months Ended June 30, 2010
Revenues - external customers:
Premiums	$41,641	$612	$0	$0	$612	$0	$42,253
Services	1,988	154	604	31	789	0	2,777
Products	0	8	25	1,072	1,105	0	1,105

Total revenues - external customers	43,629	774	629	1,103	2,506	0	46,135

Total revenues - intersegment	0	1,441	405	7,181	9,027	(9,027)	0
Investment and other income	293	29	0	0	29	0	322

Total revenues	$43,922	$2,244	$1,034	$8,284	$11,562	$(9,027)	$46,457

Earnings from operations	$3,256	$285	$113	$263	$661	$0	$3,917
Interest expense	0	0	0	0	0	(244)	(244)

Earnings before income taxes	$3,256	$285	$113	$263	$661	$(244)	$3,673

(a)	As of June 30, 2011, OptumHealth’s total assets were $5.8 billion as compared to $3.9 billion as of December 31, 2010. The increase was due to acquisitions completed in the first half of 2011.

12.	Commitments and Contingencies

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

The Company records liabilities for its estimates of probable costs resulting from these matters where appropriate. Estimates of probable costs resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, the Company is often unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred.

Litigation Matters

MDL Litigation. Beginning in 1999, a series of class action lawsuits were filed against the Company by health care providers alleging various claims relating to the Company’s reimbursement practices, including alleged violations of the Racketeer Influenced Corrupt Organization Act (RICO) and state prompt payment laws and breach of contract claims. Many of these lawsuits were consolidated in a multi-district litigation in the United States District Court for the Southern District Court of Florida (MDL). In 2006, the trial court dismissed all of the claims against the Company in the lead MDL lawsuit, and the Eleventh Circuit Court of Appeals later affirmed that dismissal. Seven related class action lawsuits that were stayed during the litigation of the lead MDL lawsuit (tag-along suits) remain pending before the District Court, and the Company is a defendant in one other related tag-along suit that was referred to arbitration. The Company is vigorously defending against the claims in these cases. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the procedural status of the cases, the potential effect of prior rulings in related cases, the plaintiffs’ failure to provide any evidence-based damages analyses, and the indeterminate number of claims and parties involved. In fact, no formal demands have been made in any of the remaining suits and the plaintiffs have not provided an estimate of alleged damages. However, the Company does not believe that the remaining MDL proceedings will have a material adverse effect on the Company.

Out-of-Network Reimbursement Litigation. In 2000, a group of plaintiffs including the American Medical Association filed a lawsuit against the Company asserting a variety of claims challenging the Company’s determination of reimbursement amounts for non-network health care services based on the Company’s use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). The parties entered into a settlement agreement in 2009 and this class action lawsuit, along with a related industry-wide investigation by the New York Attorney General, is now resolved. The Company remains a party to a number of other lawsuits, including putative class actions and multidistrict litigation, brought on behalf of members of other health insurance companies, including Aetna, WellPoint and CIGNA, challenging those companies’ determinations of out-of network reimbursement amounts based on their use of the same database. Those suits allege, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members’ claims and seek unspecified damages and treble damages, injunctive and declaratory relief, interest, costs and attorneys fees. The Company is vigorously defending these suits. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters due to the procedural status of the cases, motions to dismiss that are pending in all of the cases, the absence of class certification in any of the cases, the lack of a formal demand on the Company by the plaintiffs, and the involvement of other insurance companies as defendants.

California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge (ALJ) since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI alleges in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. The Company is vigorously defending against these claims. After the ALJ issues a ruling at the conclusion of the administrative proceeding, the California Insurance Commissioner may accept, reject or modify the ALJ’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented, the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.

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

In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the “error rate” identified in audit samples. The Company has submitted comments to CMS regarding concerns the Company has with CMS’ proposed methodology. These concerns include, among others, the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system. Additionally, payments received from CMS, as well as benefits offered and premiums charged to members, are based on actuarially certified bids that did not include any assumption of retroactive audit payment adjustments. The Company believes that applying retroactive audit and payment adjustments after CMS acceptance of bids undermines the actuarial soundness of the bids. On February 3, 2011, CMS notified the Company that CMS was evaluating all comments received on the proposed methodology and that it anticipated making changes to the draft, based on input CMS had received. CMS also indicated that it anticipated the final methodology would be issued in the near future. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

Guaranty Fund Assessments. Under state guaranty assessment laws, certain insurance companies (and health maintenance organizations in some states), including those issuing health (which includes long-term care), life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Assessments are generally based on premiums in the state compared to the premiums of other insurers, and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. If Penn Treaty is liquidated, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods. The Company has estimated a potential assessment of $250 million to $300 million, or $0.12 to $0.15 per share, in 2011 related to this matter, and the Company would accrue the assessment in operating costs if and when the state court renders such a decision. The timing, actual amount and impact, if any, of any guaranty fund assessments will depend on several factors, including if and when the court declares Penn Treaty insolvent, the amount of the insolvency, the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company, and the impact of any such assessments on potential premium rebate payments under the Health Reform Legislation, which have been considered in the Company’s per-share estimate above.

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

Revenues

Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Effective in 2011, commercial health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Health Reform Legislation and implementing regulations, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions) are required to rebate ratable portions of their premiums to their customers annually. Rebate payments for 2011 would be made in mid 2012. As a result, quarterly premium revenue may be reduced by a pro rata estimate of our full-year medical loss ratio rebate payable under the Health Reform Legislation. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from our health intelligence and consulting businesses. Product revenues are mainly comprised of products sold by our pharmacy benefit management business. We derive investment income primarily from interest earned on our investments in debt securities; investment income also includes gains or losses when investment securities are sold, or other-than-temporarily impaired.

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

Medical costs include estimates of our obligations for medical care services rendered on behalf of insured consumers for which we have not yet received or processed claims, and our estimates for physician, hospital and other medical cost disputes. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods.

Our medical care ratio, calculated as medical costs as a percentage of premium revenues, reflects the combination of pricing, rebates, benefit designs, consumer health care utilization and comprehensive care facilitation efforts. We seek to sustain a stable medical care ratio for an equivalent mix of business. However, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and Health Reform Legislation may impact our premiums, medical costs and medical care ratio.

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

We operate a diversified set of businesses that focus on health care, and our business model is designed to address a multitude of market sectors. The Health Reform Legislation and the related federal and state regulations will impact how we do business and could restrict growth in certain products and market segments, restrict premium rate increases for certain products and market segments, increase our medical and administrative costs or expose us to an increased risk of liability, any or all of which could have a material adverse effect on us. We also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, as well as in prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and related infrastructure construction, disease management, and population-based health and wellness programs will continue to grow.

As previously discussed, effective in 2011, commercial health plans with medical loss ratios on fully insured products are required to rebate ratable portions of their premiums to their customers annually. The potential for and size of the rebates will be measured by state, by group size and by licensed subsidiary. This disaggregation of insurance pools into much smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in the estimates of rebates owed in total. In the aggregate, the rebate regulations cap the level of margin that can be attained.

Depending on the results of the calculation, there is a broad range of potential rebate and other business impacts and there could be meaningful disruption in local health care markets if companies decide to adjust their offerings in response to these requirements. For example, companies could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Companies continue to face a significant amount of uncertainty given the breadth of possible changes, including changes in the competitive environment, state rate approval, fluctuations in medical costs, the statistical variation that results from assessing business by state, by license and by group size and the potential for meaningful market disruption in 2011 and 2012. We have made changes to reduce our product distribution costs in the individual market in response to the Health Reform Legislation, including reducing broker commissions, and are implementing changes to distribution in the large group insured market segment. These changes could impact future growth in these products. Other market participants could also implement changes to their business practices in response to the Health Reform Legislation, which could positively or negatively impact our growth and market share.

The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS issued final regulations in May 2011 that defined a review threshold of annual premium rate increases generally at or above 10% (with state-specific thresholds to be applicable commencing September 2012), and clarified that the HHS review will not supersede existing state review and approval processes. The regulations further require commercial health plans to provide to the states and HHS extensive information supporting any rate increase of 10% (or applicable state threshold) or more.

The Federal government is encouraging states to intensify their reviews of requests for rate increases by commercial health plans and providing funding to assist in those state-level reviews. Generally, rate approval responsibility still lies with the states under the HHS regulations. Since August 2010, HHS has allocated approximately $245 million for grants to states to enable the states to conduct more robust reviews of requests for premium increases. Many states have applied for and received grants, and state regulators have signaled their intent to more closely scrutinize premium rates. For example, premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states in 2011. As a result, we have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California and New York. Depending on the level of anticipated increased scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression.

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

As part of the Health Reform Legislation, Medicare Advantage payment rates for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. We expect the 2011 rates will be outpaced by underlying medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (plans will ultimately receive rates ranging from 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. All of these changes could result in reduced enrollment or reimbursement or payment levels. There are a number of annual adjustments we can make to our operations, which may partially offset any impact from these rate reductions. For example, we can seek to intensify our medical and operating cost management, adjust members’ benefits and decide on a county-by-county basis in which geographies to participate. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses. The impact of CMS quality bonus payments may further offset these anticipated rate reductions beginning in 2012. We also may be able to mitigate the effects of reduced funding on margins by increasing enrollment due to the anticipated increase in the number of people eligible for Medicare in coming years. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.

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

Court proceedings related to the Health Reform Legislation continue to evolve. For example, three federal district courts have declared the law constitutional, with the 6th U.S. Circuit Court of Appeals affirming one of the rulings in June 2011 and two federal district courts have declared all or part of the legislation unconstitutional. These court proceedings, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law. For additional information regarding the Health Reform Legislation, see Item 1, “Business - Government Regulation” and Item 1A, “Risk Factors,” in our 2010 10-K.

RESULTS SUMMARY

(in millions, except percentages and per share data)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues:
Premiums	$22,813	$21,125	$1,688	8%	$45,816	$42,253	$3,563	8%
Services	1,656	1,413	243	17	3,254	2,777	477	17
Products	605	577	28	5	1,254	1,105	149	13
Investment and other income	160	149	11	7	342	322	20	6

Total revenues	25,234	23,264	1,970	8	50,666	46,457	4,209	9

Operating costs:
Medical costs	18,578	17,221	1,357	8	37,303	34,391	2,912	8
Operating costs	3,733	3,359	374	11	7,350	6,635	715	11
Cost of products sold	554	534	20	4	1,153	1,017	136	13
Depreciation and amortization	270	249	21	8	540	497	43	9

Total operating costs	23,135	21,363	1,772	8	46,346	42,540	3,806	9

Earnings from operations	2,099	1,901	198	10	4,320	3,917	403	10
Interest expense	(119)	(119)	0	0	(237)	(244)	(7)	(3)

Earnings before income taxes	1,980	1,782	198	11	4,083	3,673	410	11
Provision for income taxes	(713)	(659)	54	8	(1,470)	(1,359)	111	8

Net earnings	$1,267	$1,123	$144	13%	$2,613	$2,314	$299	13%

Diluted net earnings per common share	$1.16	$0.99	$0.17	17%	$2.38	$2.02	$0.36	18%
Medical care ratio	81.4%	81.5%		(0.1)%	81.4%	81.4%		0.0%
Operating cost ratio	14.8	14.4		0.4	14.5	14.3		0.2
Operating margin	8.3	8.2		0.1	8.5	8.4		0.1
Tax rate	36.0	37.0		(1.0)	36.0	37.0		(1.0)
Net margin	5.0	4.8		0.2	5.2	5.0		0.2
Return on equity (a)	18.8%	18.3%		0.5%	19.7%	19.1%		0.6%

(a)	Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

2011 RESULTS OF OPERATIONS COMPARED TO 2010 RESULTS

Consolidated Financial Results

Revenues

The increases in revenues for both the three and six months ended June 30, 2011 were driven by strong organic growth in risk-based offerings in our UnitedHealthcare businesses and revenue growth across all Optum businesses.

Medical Costs

Medical costs for both the three and six months ended June 30, 2011 increased due to membership growth in our commercial and public and senior markets risk-based businesses and continued increases in the cost per service we pay for health system use, and higher, though moderated, levels of overall health system use.

For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended June 30, 2011 there was $120 million of net favorable medical cost development related to prior fiscal years and $60 million of net favorable medical cost development related to the first quarter of 2011. For the six months ended June 30, 2011, medical costs included $560 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 was primarily driven by lower than expected health system utilization levels and continued efficiencies in claims submission, handling and processing, which results in higher completion factors.

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

In the second half of 2011, we expect consumer usage of the health system to increase seasonally, resuming its growth trend from the recent moderation in utilization growth. An increase in utilization will result in increased medical costs and an increase in our medical care ratio. We will work to manage medical cost trends through affordable network relationships, pay-for-performance reimbursement programs for care providers, and targeted clinical initiatives around improving quality and affordability.

Operating Costs

Operating costs for both the three and six months ended June 30, 2011 increased due to acquired and organic business growth, partially offset by ongoing cost management and quality improvements.

We expect to incur $250 million - $300 million for an assessment of our pro rata portion of policyholder claims of Penn Treaty. While we forecast these expenses for the fourth quarter of 2011, we have no ability to control the timing or the legal process. See Note 12 of Notes to Condensed Consolidated Financial Statements for more detail on Penn Treaty.

Income Tax Rate

The decrease in our effective income tax rate for both the three and six months ended June 30, 2011 resulted primarily from the cumulative implementation of changes that increased income taxes under the Health Reform Legislation which were included in our income tax rate for the three and six months ended June 30, 2010.

Due to the anticipated favorable resolution of various tax matters, we project our income tax rate for the second half of 2011 to decrease by 2% as compared to the first six months of 2011.

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

On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve. Prior period segment financial information has been recast to conform to the 2011 presentation. See Note 1 of Notes to Condensed Consolidated Financial Statements for more information on our business realignment. The following table presents reportable segment financial information:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions, except percentages)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues
UnitedHealthcare	$23,653	$21,955	$1,698	8%	$47,527	$43,922	$3,605	8%

OptumHealth	1,670	1,142	528	46	3,177	2,244	933	42
OptumInsight	658	529	129	24	1,329	1,034	295	29
OptumRx	4,688	4,202	486	12	9,320	8,284	1,036	13

Total Optum	7,016	5,873	1,143	19	13,826	11,562	2,264	20

Eliminations	(5,435)	(4,564)	(871)	nm	(10,687)	(9,027)	(1,660)	nm

Consolidated revenues	$25,234	$23,264	$1,970	8%	$50,666	$46,457	$4,209	9%

Earnings from operations
UnitedHealthcare	$1,759	$1,565	$194	12%	$3,658	$3,256	$402	12%

OptumHealth	135	142	(7)	(5)	244	285	(41)	(14)
OptumInsight	87	60	27	45	170	113	57	50
OptumRx	118	134	(16)	(12)	248	263	(15)	(6)

Total Optum	340	336	4	1	662	661	1	0

Consolidated earnings from operations	$2,099	$1,901	$198	10%	$4,320	$3,917	$403	10%

Operating margin
UnitedHealthcare	7.4%	7.1%		0.3%	7.7%	7.4%		0.3%
OptumHealth	8.1	12.4		(4.3)	7.7	12.7		(5.0)
OptumInsight	13.2	11.3		1.9	12.8	10.9		1.9
OptumRx	2.5	3.2		(0.7)	2.7	3.2		(0.5)
Total Optum	4.8	5.7		(0.9)	4.8	5.7		(0.9)
Consolidated operating margin	8.3%	8.2%		0.1%	8.5%	8.4%		0.1%

nm = not meaningful

The following summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement, as of June 30, 2011 and 2010:

			Change
(in thousands, except percentages)	2011	2010	2011 vs. 2010
Commercial risk-based	9,495	9,235	260	3%
Commercial fee-based	16,205	15,355	850	6

Total commercial	25,700	24,590	1,110	5

Medicare Advantage	2,185	2,040	145	7
Medicaid	3,430	3,185	245	8
Standardized Medicare Supplement	2,860	2,725	135	5

Total public and senior	8,475	7,950	525	7

Total UnitedHealthcare - medical	34,175	32,540	1,635	5%

Supplemental Data:
Medicare Part D stand-alone	4,780	4,520	260	6%
Total Part D prescription drug plans	6,930	6,455	475	7
Consumer-Driven health plans (included in commercial above)	3,850	3,300	550	17%

UnitedHealthcare

The revenue growth in UnitedHealthcare for the three and six months ended June 30, 2011 was primarily due to growth in the number of individuals served across our businesses and commercial premium rate increases reflecting expected underlying medical cost trends. For the three and six months ended June 30, 2011 revenues were $11.3 billion and $22.4 billion for UnitedHealthcare Employer & Individual; $9.0 billion and $18.4 billion for UnitedHealthcare Medicare & Retirement; and $3.3 billion and $6.7 billion for UnitedHealthcare Community & State, respectively. For the three and six months ended June 30, 2010 revenues were $10.5 billion and $20.9 billion for UnitedHealthcare Employer & Individual; $8.5 billion and $17.4 billion for UnitedHealthcare Medicare & Retirement; and $2.9 billion and $5.6 billion for UnitedHealthcare Community & State, respectively.

UnitedHealthcare earnings from operations for the three and six months ended June 30, 2011 increased over the prior year primarily due to factors that increased revenues described above, favorable medical cost performance and continued overall cost management disciplines.

Optum. Our Health Services platform is comprised of OptumHealth, OptumInsight and OptumRx. Total revenue for these businesses increased due to business growth and acquisitions at OptumHealth and OptumInsight and growth in customers served through pharmaceutical benefit management programs at OptumRx.

Optum’s earnings from operations for the three and six months ended June 30, 2011 were essentially flat compared to 2010. The decrease in the operating margin was due to changes in business mix within Optum’s businesses and investments for future growth.

The results by segment were as follows:

OptumHealth

Increased revenues at OptumHealth for the three and six months ended June 30, 2011 were due to acquisitions completed in the first half of 2011 and strong consumer growth in population health management offerings serving payers and plan sponsors, such as wellness and health coaching services.

Earnings from operations and operating margins for the three and six months ended June 30, 2011 decreased as the factors that increased revenues were offset by internal business realignments and related revisions to service arrangements as well as continued investments in new markets.

OptumInsight

Increased revenues at OptumInsight for the three and six months ended June 30, 2011 were due to the impact of 2010 acquisitions and organic growth.

The increases in earnings from operations and operating margins for the three and six months ended June 30, 2011 reflect an increased mix of higher margin product and solutions sales.

OptumRx

The increase in OptumRx revenues for the three and six months ended June 30, 2011 was due to increased prescription volumes, primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business, and a favorable mix of higher revenue specialty drug prescriptions. Intersegment revenues eliminated in consolidation were $4.1 billion and $8.1 billion for the three and six months ended June 30, 2011, respectively. Intersegment revenues eliminated in consolidation were $3.6 billion and $7.2 billion for the three and six months ended June 30, 2010, respectively.

OptumRx earnings from operations and operating margins for the three and six months ended June 30, 2011 decreased as the mix of lower margin specialty and Medicaid business and investments in operating costs to support growth initiatives more than offset the earnings contribution from higher revenues.

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

Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, liquid, investment-grade, debt securities to improve our overall investment return. We make these investments pursuant to our Board of Directors’ approved investment policy, which focuses on preservation of capital, credit quality, diversification, income and duration. The policy also governs return objectives, regulatory limitations, tax implications and other risk tolerances.

Our regulated subsidiaries are subject to financial regulations and standards in their respective states of domicile. Most of these regulations and standards conform to those established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which can be paid is $3.4 billion. For the six months ended June 30, 2011, as scheduled, our regulated subsidiaries paid their parent companies dividends of $1.5 billion, including $85 million of extraordinary dividends. For the year ended December 31, 2010, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends.

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

Results

A summary of our major sources and uses of cash is reflected in the table below:

	Six Months Ended June 30,
(in millions)	2011	2010
Sources of cash:
Cash provided by operating activities	$2,419	$1,928
Sales of investments	1,985	1,522
Maturities of investments	1,901	1,426
Proceeds from customer funds administered	1,228	1,108
Proceeds from issuance of long-term debt	747	0
Proceeds from dispositions	378	0
Proceeds from issuance of commercial paper, net	154	880
Other	269	106

Total sources of cash	9,081	6,970

Uses of cash:
Purchases of investments	(4,479)	(3,258)
Common stock repurchases	(1,255)	(1,241)
Retirement of long-term debt	(955)	(1,333)
Cash paid for acquisitions, net of cash assumed	(827)	(165)
Purchases of property, equipment and capitalized software	(516)	(343)
Dividends paid	(309)	(174)
Other	(88)	(273)

Total uses of cash	(8,429)	(6,787)

Net increase in cash	$652	$183

2011 Cash Flows Compared to 2010 Cash Flows

Cash flows from operating activities increased $491 million, or 25%, from the same period last year. The increased cash was primarily driven by growth in net earnings and related income tax accruals and early receipt of certain state premiums which were partially offset by an increase in CMS receivables.

Cash flows used for investing activities increased $740 million, or 90%, primarily due to acquisitions completed in 2011 and increased net purchases of investments.

Cash flows used for financing activities decreased $718 million, or 77%, primarily due to proceeds from the net issuance of long-term debt and commercial paper and an increase in customer funds administered related to payables associated with CMS subsidies.

Financial Condition

As of June 30, 2011, our cash, cash equivalent and available-for-sale investment balances of $27.0 billion included $9.8 billion of cash and cash equivalents (of which $1.4 billion was held by non-regulated entities), $16.7 billion of debt securities and $558 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 securities (those securities priced using unobservable inputs which are significant), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our cash equivalent and investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of June 30, 2011. Included in the debt securities balance are $2.6 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of June 30, 2011.

Capital Resources and Uses of Liquidity

In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:

Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. As of June 30, 2011, we had $1.1 billion of commercial paper outstanding with a weighted-average annual interest rate of 0.4%.

Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which matures in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the six months ended June 30, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on our senior unsecured credit ratings. As of June 30, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.6%.

Our bank credit facility contains various covenants, including requiring us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, was 28.9% and 30.1% as of June 30, 2011 and December 31, 2010, respectively. We were in compliance with our debt covenants as of June 30, 2011.

Shelf Registration. In February 2011, we filed an automatically effective shelf registration statement on Form S-3 with the SEC registering an unspecified amount of debt securities.

Debt Issuance. In February 2011, we issued $750 million in senior unsecured notes. The issuance included $400 million of 4.7% fixed-rate notes due February 2021 and $350 million of 5.95% fixed-rate notes due February 2041.

Credit Ratings. Our credit ratings at June 30, 2011 were as follows:

	Moody’s (a)		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	Baa1	Stable	A-	Stable	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a	AMB-2	n/a

(a)	On July 21, 2011, Moody’s upgraded the credit rating on our senior unsecured debt to A3.

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

Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain preset parameters. In May 2011, the Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. During the six months ended June 30, 2011, we repurchased 28 million shares at an average price of approximately $45 per share and an aggregate cost of $1.3 billion. As of June 30, 2011, we had Board authorization to purchase up to an additional 101 million shares of our common stock.

Dividends. In May 2011, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, we had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2011:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/21/2011	$0.1250	$135
6/21/2011	0.1625	174

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of future obligations under our various contractual obligations and commitments as of December 31, 2010 was disclosed in our 2010 10-K. During the six months ended June 30, 2011, other than the debt issuance, there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2011, the FASB issued ASU 2011-06. This update addresses the recognition and classification of an entity’s share of the annual health insurance industry assessment (the “fee”) mandated by the Health Reform Legislation. The fee will be levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. For reporting entities subject to the fee, the amendments in ASU 2011-06 specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

We have determined that there have been no other recently issued accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.

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

For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2010 10-K. As of June 30, 2011, our critical accounting policies have not changed from those described in our 2010 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2010 10-K.

CONCENTRATIONS OF CREDIT RISK

Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of June 30, 2011, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of June 30, 2011, there were no other significant concentrations of credit risk.

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

As of June 30, 2011, $9.8 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $7.6 billion of our debt and deposit liabilities as of June 30, 2011 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.

The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of June 30, 2011, $16.9 billion of our investments was fixed-rate debt securities and $4.8 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. Our swap agreements converted a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable-rate cash equivalent investments. Additional information on our interest rate swaps is included in Note 7 of Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of June 30, 2011 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$196	$152	$(1,196)	$(1,010)
1	98	76	(610)	(553)
(1)	(10)	(14)	579	640
(2)	nm	nm	1,042	1,407

nm = not meaningful

(a)	Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2011, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of June 30, 2011, we had $558 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of our legal proceedings is included in and incorporated by reference to Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2010 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2010 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (a)

Second Quarter 2011

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 30, 2011	4,645,474		$45.41	4,645,474	28,417,293
May 31, 2011	4,293,780	(b)	$49.40	4,291,964	105,708,036
June 30, 2011	4,275,169	(c)	$49.98	4,241,325	101,466,711

Total	13,214,423		$48.18	13,178,763

(a)	In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In May 2011, the Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock at prevailing market prices. There is no established expiration date for the program.
(b)	Represents 4,291,964 shares of our common stock repurchased during the period and 1,816 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.
(c)	Represents 4,241,325 shares of our common stock repurchased during the period and 33,844 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

ITEM 6.	EXHIBITS**

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.3	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.4	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.5	Form of Agreement for Stock Appreciation Right Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.6	Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.7	Form of Agreement for Deferred Stock Unit Award to Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.8	Form of Agreement for Initial Deferred Stock Unit Award to Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated May 27, 2011)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer	Dated: August 2, 2011
Stephen J. Hemsley	(principal executive officer)

/s/ DAVID S. WICHMANN	David S. Wichmann	Dated: August 2, 2011
David S. Wichmann	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)

/S/ ERIC S. RANGEN	Senior Vice President and	Dated: August 2, 2011
Eric S. Rangen	Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)

4.1	Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2	Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4	Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	UnitedHealth Group Incorporated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.3	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.4	Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.5	Form of Agreement for Stock Appreciation Right Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.6	Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.7	Form of Agreement for Deferred Stock Unit Award to Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated May 27, 2011)

*10.8	Form of Agreement for Initial Deferred Stock Unit Award to Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated May 27, 2011)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Denotes management contracts and compensation plans in which certain directors and named executive officers participate and which are being filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
**	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.