Form 10-Q
period 2011-09-30
UNITEDHEALTH GROUP INC
filed 2011-11-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission file number: 1-10864
__________________________________________________________
UnitedHealth Group Incorporated
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Minnesota	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)
(952) 936-1300
(Registrant’s telephone number, including area code)
__________________________________________________________
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
As of October 31, 2011, there were 1,066,026,494 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,679	$9,123
Short-term investments	2,698	2,072
Accounts receivable, net	2,234	2,061
Assets under management	2,597	2,550
Deferred income taxes	492	403
Other current receivables, net	2,142	1,643
Prepaid expenses and other current assets	666	541
Total current assets	24,508	18,393
Long-term investments	15,398	14,707
Property, equipment and capitalized software, net	2,388	2,200
Goodwill	23,723	22,745
Other intangible assets, net	2,855	2,910
Other assets	2,038	2,108
Total assets	$70,910	$63,063
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,448	$9,220
Accounts payable and accrued liabilities	6,643	6,488
Other policy liabilities	6,532	3,979
Commercial paper and current maturities of long-term debt	2,364	2,480
Unearned revenues	3,631	1,533
Total current liabilities	28,618	23,700
Long-term debt, less current maturities	9,555	8,662
Future policy benefits	2,443	2,361
Deferred income taxes and other liabilities	2,422	2,515
Total liabilities	43,038	37,238
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,054 and 1,086 issued and outstanding	11	11
Retained earnings	27,464	25,562
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	412	280
Foreign currency translation losses	(15)	(28)
Total shareholders’ equity	27,872	25,825
Total liabilities and shareholders’ equity	$70,910	$63,063
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenues:
Premiums	$22,806	$21,467	$68,622	$63,720
Services	1,637	1,469	4,891	4,246
Products	667	596	1,921	1,701
Investment and other income	170	136	512	458
Total revenues	25,280	23,668	75,946	70,125
Operating costs:
Medical costs	18,408	17,192	55,711	51,583
Operating costs	3,899	3,548	11,249	10,183
Cost of products sold	609	536	1,762	1,553
Depreciation and amortization	294	247	834	744
Total operating costs	23,210	21,523	69,556	64,063
Earnings from operations	2,070	2,145	6,390	6,062
Interest expense	(129)	(119)	(366)	(363)
Earnings before income taxes	1,941	2,026	6,024	5,699
Provision for income taxes	(670)	(749)	(2,140)	(2,108)
Net earnings	$1,271	$1,277	$3,884	$3,591
Basic net earnings per common share	$1.19	$1.15	$3.62	$3.18
Diluted net earnings per common share	$1.17	$1.14	$3.56	$3.15
Basic weighted-average number of common shares outstanding	1,065	1,115	1,074	1,129
Dilutive effect of common stock equivalents	18	9	17	10
Diluted weighted-average number of common shares outstanding	1,083	1,124	1,091	1,139
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	43	97	49	98
Cash dividends per common share	$0.1625	$0.1250	$0.4500	$0.2800
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Common Stock
(in millions)	Shares	Amount
Balance at January 1, 2011	1,086	$11	$—	$25,562	$252	$25,825
Net earnings				3,884		3,884
Net unrealized holding gains on investment securities during the period, net of tax expense					200	200
Reclassification adjustment for net realized gains included in net earnings, net of tax expense					(68)	(68)
Foreign currency translation gain					13	13
Issuances of common stock, and related tax benefits	14	—	231			231
Common stock repurchases	(46)	—	(593)	(1,501)		(2,094)
Share-based compensation, and related tax benefits			362			362
Common stock dividends				(481)		(481)
Balance at September 30, 2011	1,054	$11	$—	$27,464	$397	$27,872

Balance at January 1, 2010	1,147	$11	$—	$23,342	$253	$23,606
Net earnings				3,591		3,591
Net unrealized holding gains on investment securities during the period, net of tax expense					273	273
Reclassification adjustment for net realized gains included in net earnings, net of tax expense					(36)	(36)
Foreign currency translation gain					1	1
Issuances of common stock, and related tax benefits	11	—	126			126
Common stock repurchases	(59)	—	(381)	(1,511)		(1,892)
Share-based compensation, and related tax benefits			255			255
Common stock dividends				(313)		(313)
Balance at September 30, 2010	1,099	$11	$—	$25,109	$491	$25,611
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2011	2010
Operating activities
Net earnings	$3,884	$3,591
Noncash items:
Depreciation and amortization	834	744
Deferred income taxes	(88)	(4)
Share-based compensation	316	250
Other, net	(80)	25
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(215)	(35)
Other assets	(235)	94
Medical costs payable	74	(152)
Accounts payable and other liabilities	254	297
Other policy liabilities	542	93
Unearned revenues	2,097	(71)
Cash flows from operating activities	7,383	4,832
Investing activities
Purchases of investments	(6,984)	(5,177)
Sales of investments	2,986	1,927
Maturities of investments	2,974	2,236
Cash paid for acquisitions, net of cash assumed	(1,478)	(2,072)
Cash received from dispositions, net of cash transferred	385	—
Purchases of property, equipment and capitalized software	(806)	(548)
Cash flows used for investing activities	(2,923)	(3,634)
Financing activities
Common stock repurchases	(2,094)	(1,892)
Proceeds from common stock issuances	311	189
Dividends paid	(481)	(313)
Proceeds from commercial paper, net	820	1,131
Proceeds from issuance of long-term debt	747	—
Repayments of long-term debt	(955)	(1,333)
Interest rate swap termination	132	—
Customer funds administered	1,656	1,014
Checks outstanding	(94)	(221)
Other, net	54	4
Cash flows from (used for) financing activities	96	(1,421)
Increase (decrease) in cash and cash equivalents	4,556	(223)
Cash and cash equivalents, beginning of period	9,123	9,800
Cash and cash equivalents, end of period	$13,679	$9,577
See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of UnitedHealth Group Incorporated and its subsidiaries (the Company). The Company has eliminated intercompany balances and transactions. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC (2010 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Use of Estimates. These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable and medical costs, risk-sharing provisions related to revenues, valuation and impairment analysis of goodwill and other intangible assets, other policy liabilities, other current receivables, valuation of investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update intends to simplify how entities test goodwill for impairment by including an option for entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the subject reporting unit. The amendments in ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for the Company's fiscal year 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before the issuance of the amendments, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU 2011-08 is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.
The Company has determined that there have been no other recently issued accounting standards that will have a material impact on its Condensed Consolidated Financial Statements.

2.	Investments

A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,207	$53	$—	$2,260
State and municipal obligations	6,353	331	(4)	6,680
Corporate obligations	5,426	194	(28)	5,592
U.S. agency mortgage-backed securities	2,245	80	(1)	2,324
Non-U.S. agency mortgage-backed securities	498	23	(1)	520
Total debt securities - available-for-sale	16,729	681	(34)	17,376
Equity securities - available-for-sale	514	24	(18)	520
Debt securities - held-to-maturity:
U.S. government and agency obligations	167	8	—	175
State and municipal obligations	15	—	—	15
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	200	8	—	208
Total investments	$17,443	$713	$(52)	$18,104
December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,214	$28	$(8)	$2,234
State and municipal obligations	6,007	183	(42)	6,148
Corporate obligations	5,111	210	(11)	5,310
U.S. agency mortgage-backed securities	1,851	58	(6)	1,903
Non-U.S. agency mortgage-backed securities	439	26	—	465
Total debt securities - available-for-sale	15,622	505	(67)	16,060
Equity securities - available-for-sale	508	22	(14)	516
Debt securities - held-to-maturity:
U.S. government and agency obligations	167	5	—	172
State and municipal obligations	15	—	—	15
Corporate obligations	21	—	—	21
Total debt securities - held-to-maturity	203	5	—	208
Total investments	$16,333	$532	$(81)	$16,784

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $2 million and $6 million as of September 30, 2011 and December 31, 2010, respectively. Also included were Alt-A securities with fair values of $10 million and $15 million as of September 30, 2011 and December 31, 2010, respectively.

The fair values of the Company’s mortgage-backed securities by credit rating and origination as of September 30, 2011 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2011	$21	$—	$—	$—	$21
2010	—	3	—	—	3
2007	95	—	—	3	98
2006	173	—	—	10	183
2005	138	—	—	3	141
Pre - 2005	71	—	3	—	74
U.S. agency mortgage-backed securities	2,324	—	—	—	2,324
Total	$2,822	$3	$3	$16	$2,844
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,824	$2,838
Due after one year through five years	5,044	5,215
Due after five years through ten years	4,332	4,591
Due after ten years	1,786	1,888
U.S. agency mortgage-backed securities	2,245	2,324
Non-U.S. agency mortgage-backed securities	498	520
Total debt securities - available-for-sale	$16,729	$17,376
The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$41	$41
Due after one year through five years	132	136
Due after five years through ten years	18	19
Due after ten years	9	12
Total debt securities - held-to-maturity	$200	$208

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011
Debt securities - available-for-sale:
State and municipal obligations	$366	$(3)	$35	$(1)	$401	$(4)
Corporate obligations	1,296	(28)	8	—	1,304	(28)
U.S. agency mortgage-backed securities	191	(1)	1	—	192	(1)
Non-U.S. agency mortgage-backed securities	56	(1)	—	—	56	(1)
Total debt securities - available-for-sale	$1,909	$(33)	$44	$(1)	$1,953	$(34)
Equity securities - available-for-sale	$242	$(17)	$12	$(1)	$254	$(18)
December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$548	$(8)	$—	$—	$548	$(8)
State and municipal obligations	1,383	(40)	18	(2)	1,401	(42)
Corporate obligations	949	(11)	14	—	963	(11)
U.S. agency mortgage-backed securities	355	(6)	—	—	355	(6)
Total debt securities - available-for-sale	$3,235	$(65)	$32	$(2)	$3,267	$(67)
Equity securities - available-for-sale	$206	$(14)	$11	$—	$217	$(14)
The unrealized losses from all securities as of September 30, 2011 were generated from 2,100 positions out of a total of 15,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in U.S. government and agency obligations, state and municipal obligations and corporate obligations as of September 30, 2011 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of September 30, 2011 were primarily caused by higher interest rates in the marketplace. These unrealized losses represented less than 1% of the total amortized cost of the Company’s mortgage-backed security holdings as of September 30, 2011. The Company believes these losses to be temporary. All of the Company’s mortgage-backed securities in an unrealized loss position as of September 30, 2011 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of September 30, 2011, the Company did not have the intent to sell any of the securities in an unrealized loss position.
As of September 30, 2011, the Company’s holdings of non-U.S. agency mortgage-backed securities included $7 million of commercial mortgage loans in default. These investments were acquired in the first quarter of 2008 pursuant to an acquisition and were recorded at fair value. They represented less than 1% of the Company’s total mortgage-backed security holdings as of September 30, 2011.
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

Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Total OTTI	$(4)	$(13)	$(10)	$(18)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(4)	(13)	(10)	(18)
Gross realized losses from sales	(5)	—	(9)	(3)
Gross realized gains from sales	46	14	125	76
Net realized gains	$37	$1	$106	$55
For the three and nine months ended September 30, 2011 and 2010, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

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
Certain assets and liabilities are measured at fair value in the financial statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by U.S. GAAP. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2011
Cash and cash equivalents	$11,935	$1,744	$—	$13,679
Debt securities - available-for-sale:
U.S. government and agency obligations	1,432	828	—	2,260
State and municipal obligations	—	6,680	—	6,680
Corporate obligations	44	5,416	132	5,592
U.S. agency mortgage-backed securities	—	2,324	—	2,324
Non-U.S. agency mortgage-backed securities	—	513	7	520
Total debt securities - available-for-sale	1,476	15,761	139	17,376
Equity securities - available-for-sale	309	2	209	520
Total cash, cash equivalents and investments at fair value	13,720	17,507	348	31,575
Interest rate swap assets	—	6	—	6
Total assets at fair value	$13,720	$17,513	$348	$31,581
Percentage of total assets at fair value	43%	56%	1%	100%
December 31, 2010
Cash and cash equivalents	$8,069	$1,054	$—	$9,123
Debt securities - available-for-sale:
U.S. government and agency obligations	1,515	719	—	2,234
State and municipal obligations	—	6,148	—	6,148
Corporate obligations	31	5,146	133	5,310
U.S. agency mortgage-backed securities	—	1,903	—	1,903
Non-U.S. agency mortgage-backed securities	—	457	8	465
Total debt securities - available-for-sale	1,546	14,373	141	16,060
Equity securities - available-for-sale	306	2	208	516
Total cash, cash equivalents and investments at fair value	9,921	15,429	349	25,699
Interest rate swap assets	—	46	—	46
Total assets at fair value	$9,921	$15,475	$349	$25,745
Percentage of total assets at fair value	39%	60%	1%	100%
Interest rate swap liabilities	$—	$104	$—	$104
There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2011 and 2010.

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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2011
Cash and cash equivalents	$133	$11	$—	$144
Debt securities:
U.S. government and agency obligations	533	211	—	744
State and municipal obligations	—	21	—	21
Corporate obligations	—	1,097	—	1,097
U.S. agency mortgage-backed securities	—	439	—	439
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	533	1,918	—	2,451
Equity securities - available-for-sale	—	2	—	2
Total cash, cash equivalents and investments at fair value	$666	$1,931	$—	$2,597
Other liabilities	$26	$48	$—	$74
Total liabilities at fair value	$26	$48	$—	$74
December 31, 2010
Cash and cash equivalents	$115	$—	$—	$115
Debt securities:
U.S. government and agency obligations	515	244	—	759
State and municipal obligations	—	15	—	15
Corporate obligations	—	1,129	—	1,129
U.S. agency mortgage-backed securities	—	393	—	393
Non-U.S. agency mortgage-backed securities	—	137	—	137
Total debt securities	515	1,918	—	2,433
Equity securities - available-for-sale	—	2	—	2
Total cash, cash equivalents and investments at fair value	$630	$1,920	$—	$2,550
Other liabilities	$—	$—	$59	$59
Total liabilities at fair value	$—	$—	$59	$59
There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2011 and 2010.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities - available-for-sale	$17,376	$17,376	$16,060	$16,060
Equity securities - available-for-sale	520	520	516	516
Debt securities - held-to-maturity	200	208	203	208
AARP Program-related investments	2,453	2,453	2,435	2,435
Interest rate swap assets	6	6	46	46
Liabilities
Senior unsecured notes	10,166	11,463	10,212	10,903
Interest rate swap liabilities	—	—	104	104
AARP Program-related other liabilities	74	74	59	59
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
Equity Securities. Equity securities are held as available-for-sale investments. Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $169 million and $166 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $40 million and $42 million as of September 30, 2011 and December 31, 2010, respectively, consist of preferred stock and other items for which there are no active markets.
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

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2011
Balance at beginning of period	$140	$222	$362	$141	$208	$349
Purchases	6	—	6	15	31	46
Sales	—	(2)	(2)	—	(16)	(16)
Settlements	(7)	(6)	(13)	(17)	(6)	(23)
Net unrealized losses in accumulated other comprehensive income	—	—	—	—	(3)	(3)
Net realized losses in investment and other income	—	(5)	(5)	—	(5)	(5)
Balance at end of period	$139	$209	$348	$139	$209	$348
September 30, 2010
Balance at beginning of period	$107	$186	$293	$120	$312	$432
Purchases	43	16	59	44	37	81
Sales	—	(1)	(1)	(8)	(11)	(19)
Settlements	(4)	—	(4)	(11)	(153)	(164)
Net unrealized gains in accumulated other comprehensive income	—	3	3	—	9	9
Net realized (losses) gains in investment and other income	—	(1)	(1)	1	9	10
Balance at end of period	$146	$203	$349	$146	$203	$349
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and nine months ended September 30, 2011 and 2010.

4.	CMS Prepayments and Medicare Part D Pharmacy Benefits Contract

CMS Prepayments

On September 30, 2011, the Company received approximately $2.3 billion for its October monthly premium payment and approximately $650 million for the Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discount from the Centers for Medicare & Medicaid Services (CMS). CMS generally pays on the first calendar day of the applicable month. If the first calendar day of the month falls on a weekend or a holiday, CMS has typically paid the Company on the last business day of the preceding calendar month. The Company recorded the premium payment as unearned revenues in both its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The treatment of the Subsidies and drug discount is described below.
Medicare Part D Pharmacy Benefits Contract
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2011			December 31, 2010
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Risk-Share
Other current receivables	$—	$365	$—	$—	$—
Other policy liabilities	1,658	582	260	475	265
The Subsidies represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Beginning in 2011, the Health Reform Legislation mandates a consumer discount of 50% on brand name prescription drugs for Part D plan

UNITEDHEALTH GROUP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

participants in the coverage gap. This discount is funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Amounts received for these Subsidies and discount are not reflected as premium revenues, but rather are accounted for as receivables and/or deposits. Related cash flows are presented as customer funds administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
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

5.	Goodwill
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at December 31, 2010 (a)	$17,837	$760	$3,308	$840	$22,745
Acquisitions	7	1,189	—	—	1,196
Dispositions	(2)	—	(214)	—	(216)
Subsequent payments and adjustments, net	(2)	—	—	—	(2)
Balance at September 30, 2011	$17,840	$1,949	$3,094	$840	$23,723

(a)	Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements.

6.	Medical Costs and Medical Costs Payable
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
For the three months ended September 30, 2011, there was $90 million of net favorable medical cost development related to prior fiscal years and $110 million of net favorable medical cost development related to the first half of 2011. For the nine months ended September 30, 2011, medical costs included $650 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 was primarily driven by continued efficiencies in claims submission, handling and processing, which results in higher completion factors, and lower than expected health system utilization levels.
For the three months ended September 30, 2010, there was $80 million of net favorable medical cost development related to prior fiscal years and $150 million of net favorable medical cost development related to the first half of 2010. For the nine months ended September 30, 2010, medical costs included $660 million of net favorable medical cost development related to prior fiscal years. The favorable development for 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims handling and processing.

7.	Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	September 30, 2011			December 31, 2010
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,753	$1,753	$1,753	$930	$930	$930
Senior unsecured floating-rate notes due February 2011	—	—	—	250	250	250
5.3% senior unsecured notes due March 2011	—	—	—	705	712	711
5.5% senior unsecured notes due November 2012	352	366	370	352	372	377
4.9% senior unsecured notes due February 2013	534	541	560	534	541	568
4.9% senior unsecured notes due April 2013	409	423	430	409	425	437
4.8% senior unsecured notes due February 2014	172	185	186	172	186	184
5.0% senior unsecured notes due August 2014	389	427	427	389	425	423
4.9% senior unsecured notes due March 2015	416	462	460	416	456	444
5.4% senior unsecured notes due March 2016	601	682	685	601	666	661
5.4% senior unsecured notes due November 2016	95	95	109	95	95	105
6.0% senior unsecured notes due June 2017	441	501	505	441	484	491
6.0% senior unsecured notes due November 2017	156	174	181	156	167	174
6.0% senior unsecured notes due February 2018	1,100	1,124	1,305	1,100	1,065	1,249
3.9% senior unsecured notes due October 2020	450	441	475	450	413	429
4.7% senior unsecured notes due February 2021	400	420	441	—	—	—
Zero coupon senior unsecured notes due November 2022	1,095	611	690	1,095	588	677
5.8% senior unsecured notes due March 2036	850	844	985	850	844	862
6.5% senior unsecured notes due June 2037	500	495	625	500	495	552
6.6% senior unsecured notes due November 2037	650	645	822	650	645	729
6.9% senior unsecured notes due February 2038	1,100	1,084	1,439	1,100	1,085	1,281
5.7% senior unsecured notes due October 2040	300	298	343	300	298	299
6.0% senior unsecured notes due February 2041	350	348	425	—	—	—
Total commercial paper and long-term debt	$12,113	$11,919	$13,216	$11,495	$11,142	$11,833
Commercial Paper and Bank Credit Facility
Commercial paper consists of senior unsecured debt privately placed on a discount basis through broker-dealers with maturities up to 270 days. As of September 30, 2011, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.
The Company has a $2.5 billion five-year revolving bank credit facility with 23 banks, which expires in May 2012. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the nine months ended September 30, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of September 30, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.8%.
Debt Covenants
The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of September 30, 2011.

Long-Term Debt
In February 2011, the Company issued $750 million in senior unsecured notes. The issuance included $400 million of 4.7% fixed-rate notes due February 2021 and $350 million of 5.95% fixed-rate notes due February 2041.
Interest Rate Swap Contracts
During 2010, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed to floating rates. The interest rate swap contracts were benchmarked to LIBOR and were utilized to more closely align interest expense with interest income received on the Company's cash equivalent and investment balances. The swaps were designated as fair value hedges on fixed-rate debt issues maturing between November 2012 through March 2016 and June 2017 through October 2020. Since the specific terms and notional amounts of the swaps matched those of the debt being hedged, they were assumed to be highly effective hedges and all changes in fair value of the swaps were recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.
The following table provides a summary of the effect of changes in fair value of fair value hedges, prior to their termination, on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Hedge gain recognized in interest expense	$132	$56	$190	$89
Hedged item loss recognized in interest expense	(132)	(56)	(190)	(89)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—	$—	$—
In August 2011, the Company terminated all but one of its interest rate swap fair value hedges ($5.3 billion notional amount). As of the swap contracts' termination date the aggregate favorable adjustment to the carrying value of the Company's debt was $132 million, which is being amortized as a reduction to interest expense over the remaining lives of the underlying debt obligations, which had in total a weighted-average life of 4.3 years. For both the three and nine months ended September 30, 2011, the net impact of the gain amortization was not material. The purpose of the August 2011 interest rate swap terminations was to lock-in the impact of low market floating interest rates and reduce the effective interest rate on hedged long-term debt.
Also in August 2011, the Company elected to de-designate the remaining interest rate swap ($150 million notional amount) and enter into an inverse interest rate swap contract, which effectively converted the remaining swap's floating-rate cash flow stream to a fixed rate. These swaps are not designated as fair value hedges and accordingly any changes in fair value would be recognized in interest expense in the Company's Condensed Consolidated Statement of Operations. For both the three and nine months ended September 30, 2011, the effect on the Company's Condensed Consolidated Statement of Operations was not material. As of September 30, 2011, the fair value of the Company's interest rate swap assets was $6 million which was recorded in other long-term assets in the Company's Condensed Consolidated Balance Sheets.

8.	Shareholders’ Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain Board restrictions. In May 2011, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the nine months ended September 30, 2011, the Company repurchased 46 million shares at an average price of approximately $46 per share and an aggregate cost of $2.1 billion. As of September 30, 2011, the Company had Board authorization to purchase up to an additional 84 million shares of its common stock.
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

The following table provides details of the Company’s dividend payments in 2011:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/21/2011	$0.1250	$135
6/21/2011	0.1625	174
9/21/2011	0.1625	172

9.	Share-Based Compensation
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
As of September 30, 2011, the Company had 49 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock-settled stock appreciation rights (SARs), and up to 23 million of awards in restricted stock and restricted stock units (collectively, restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.
The objectives of the Company's share repurchase program are to optimize the Company’s capital structure, cost of capital and return to shareholders, as well as to offset the dilutive impact of shares issued for share-based award exercises. See Note 8 of Notes to the Condensed Consolidated Financial Statements for more detail on the Company's share repurchase program.
Stock Options and SARs
Stock options and SARs generally vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the nine months ended September 30, 2011 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	112	$40
Granted	1	43
Exercised	(13)	30
Forfeited	(3)	44
Outstanding at end of period	97	41	4.8	$751
Exercisable at end of period	79	43	4.2	515
Vested and expected to vest end of period	96	41	4.8	740
To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using a binomial option-pricing model. The principal assumptions the Company used in applying the option-pricing models were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk free interest rate	1.2%	1.4%	1.2% - 2.3%	1.4% - 2.1%
Expected volatility	44.6%	45.4%	44.3% - 44.6%	45.4% - 46.2%
Expected dividend yield	1.4%	1.5%	1.0% - 1.4%	0.1% - 1.7%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	4.9	4.6	4.9	4.6 - 5.1

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
The weighted-average grant date fair value of stock options and SARs granted during the three and nine months ended September 30, 2011 was approximately $16 per share and $15 per share, respectively. The weighted-average grant date fair value of stock options and SARs granted during the three and nine months ended September 30, 2010 was approximately $11 per share and $13 per share, respectively. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2011 was $42 million and $216 million, respectively. The total intrinsic value of stock options and SARs exercised during the three and nine months ended September 30, 2010 was $33 million and $96 million, respectively.
Restricted Shares
Restricted shares generally vest ratably over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the nine months ended September 30, 2011 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	13	$31
Granted	8	42
Vested	(3)	32
Forfeitures	(1)	34
Nonvested at end of period	17	36
The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2011 was approximately $41 per share and $42 per share, respectively. The weighted-average grant date fair value of restricted shares granted during the three and nine months ended September 30, 2010 was approximately $29 per share and $32 per share, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2011 was $2 million and $110 million, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2010 was $2 million and $86 million, respectively.
Share-Based Compensation Recognition
The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For the three and nine months ended September 30, 2011, the Company recognized compensation expense related to its share-based compensation plans of $98 million ($44 million net of tax effects) and $316 million ($198 million net of tax effects), respectively. For the three and nine months ended September 30, 2010, the Company recognized compensation expense related to its share-based compensation plans of $83 million ($75 million net of tax effects) and $250 million ($227 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2011, there was $483 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.1 years. For the three and nine months ended September 30, 2011 the income tax benefit realized from share-based award exercises was $19 million and $135 million, respectively. For the three and nine months ended September 30, 2010 the income tax benefit realized from share-based award exercises was $12 million and $56 million, respectively.

10.	Comprehensive Income
The table below presents comprehensive income, defined as changes in the equity of the Company’s business excluding changes resulting from investments by and distributions to its shareholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Net earnings	$1,271	$1,277	$3,884	$3,591
Net unrealized holding gains on investment securities arising during the period, net of tax expense of $54, $72, $113 and $154, respectively	98	125	200	273
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $13, $0, $38 and $19, respectively	(24)	(1)	(68)	(36)
Foreign currency translation (losses) gains	(9)	14	13	1
Comprehensive income	$1,336	$1,415	$4,029	$3,829

11.	Segment Financial Information
The Company has four reportable segments:

•	UnitedHealthcare;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
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

•
OptumHealth provides behavioral benefit solutions, health management and wellness offerings, clinical services and financial services to help consumers navigate the health care system, finance their health care needs and achieve their health and well-being goals.

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

Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and clinical services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.
Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements. Corporate and intersegment eliminations are presented to reconcile the reportable segment results to the consolidated results. The following table presents reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth(a)	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2011
Revenues - external customers:
Premiums	$22,441	$365	$—	$—	$365	$—	$22,806
Services	1,058	197	363	19	579	—	1,637
Products	—	5	24	638	667	—	667
Total revenues - external customers	23,499	567	387	657	1,611	—	25,110
Total revenues - intersegment	—	1,131	237	4,217	5,585	(5,585)	—
Investment and other income	144	25	1	—	26	—	170
Total revenues	$23,643	$1,723	$625	$4,874	$7,222	$(5,585)	$25,280
Earnings from operations	$1,750	$115	$91	$114	$320	$—	$2,070
Interest expense	—	—	—	—	—	(129)	(129)
Earnings before income taxes	$1,750	$115	$91	$114	$320	$(129)	$1,941
Three Months Ended September 30, 2010
Revenues - external customers:
Premiums	$21,144	$323	$—	$—	$323	$—	$21,467
Services	1,017	78	358	16	452	—	1,469
Products	—	6	23	567	596	—	596
Total revenues - external customers	22,161	407	381	583	1,371	—	23,532
Total revenues - intersegment	—	726	211	3,584	4,521	(4,521)	—
Investment and other income	122	13	—	1	14	—	136
Total revenues	$22,283	$1,146	$592	$4,168	$5,906	$(4,521)	$23,668
Earnings from operations	$1,835	$103	$70	$137	$310	$—	$2,145
Interest expense	—	—	—	—	—	(119)	(119)
Earnings before income taxes	$1,835	$103	$70	$137	$310	$(119)	$2,026

		Optum
(in millions)	UnitedHealthcare	OptumHealth(a)	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2011
Revenues - external customers:
Premiums	$67,535	$1,087	$—	$—	$1,087	$—	$68,622
Services	3,194	421	1,220	56	1,697	—	4,891
Products	—	17	51	1,853	1,921	—	1,921
Total revenues - external customers	70,729	1,525	1,271	1,909	4,705	—	75,434
Total revenues - intersegment	—	3,305	682	12,285	16,272	(16,272)	—
Investment and other income	441	70	1	—	71	—	512
Total revenues	$71,170	$4,900	$1,954	$14,194	$21,048	$(16,272)	$75,946
Earnings from operations	$5,408	$359	$261	$362	$982	$—	$6,390
Interest expense	—	—	—	—	—	(366)	(366)
Earnings before income taxes	$5,408	$359	$261	$362	$982	$(366)	$6,024
Nine Months Ended September 30, 2010
Revenues - external customers:
Premiums	$62,785	$935	$—	$—	$935	$—	$63,720
Services	3,005	232	962	47	1,241	—	4,246
Products	—	14	48	1,639	1,701	—	1,701
Total revenues - external customers	65,790	1,181	1,010	1,686	3,877	—	69,667
Total revenues - intersegment	—	2,167	616	10,765	13,548	(13,548)	—
Investment and other income	415	42	—	1	43	—	458
Total revenues	$66,205	$3,390	$1,626	$12,452	$17,468	$(13,548)	$70,125
Earnings from operations	$5,091	$388	$183	$400	$971	$—	$6,062
Interest expense	—	—	—	—	—	(363)	(363)
Earnings before income taxes	$5,091	$388	$183	$400	$971	$(363)	$5,699

(a)	As of September 30, 2011, OptumHealth’s total assets were $6.3 billion as compared to $3.9 billion as of December 31, 2010. The increase was primarily due to acquisitions completed in 2011.

12.	Commitments and Contingencies
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
Litigation Matters
Out-of-Network Reimbursement Litigation. In 2000, a group of plaintiffs including the American Medical Association filed a lawsuit against the Company asserting a variety of claims challenging the Company’s determination of reimbursement amounts for non-network health care services based on the Company’s use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). The parties entered into a settlement agreement in 2009 and this class action lawsuit, along with a related industry-wide investigation by the New York Attorney General, is now resolved. The Company remains a party to a number of other lawsuits, including putative class actions and multidistrict litigation, brought on behalf of members of other health insurance companies, including Aetna, WellPoint and CIGNA, challenging those companies’ determinations of out-of network reimbursement amounts based on their use of the same database. Those suits allege, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members’ claims and seek unspecified damages and treble damages, injunctive and declaratory relief, interest, costs and attorneys fees. The Company is vigorously defending these suits. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters due to the procedural status of the cases, motions to dismiss that are pending in several of the cases, the absence of class certification in any of the cases, the lack of a formal demand on the Company by the plaintiffs, and the involvement of other insurance companies as defendants.
California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI has previously alleged in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. CDI has since indicated that it is seeking an average penalty of approximately $326 per alleged violation. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, the California Insurance Commissioner may accept, reject or modify the administrative law judge’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
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
The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of Inspector General (OIG), the Office of Personnel Management, the Office of Civil Rights, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. For example, in October 2011, CMS conducted an audit of the Company's Medicare Advantage and Part D business. CMS has communicated to the Company certain issues identified during the audit and the Company is in the process of responding. Other examples of audits include the risk adjustment data validation (RADV) audits discussed below and a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to ERISA compliance.
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
The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. If Penn Treaty is liquidated, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods. The Company has estimated a potential assessment of $250 million to $350 million in 2012 related to this matter, and the Company would accrue the assessment in operating costs if and when the state court renders such a decision. The timing, actual amount and impact, if any, of any guaranty fund assessments will depend on several factors, including if and when the court declares Penn Treaty insolvent, the amount of the insolvency, the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company, and the impact of any such assessments on potential premium rebate payments under the Health Reform Legislation.
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
Through our diversified family of businesses, we leverage core competencies in advanced technology-based transactional capabilities; health care data, knowledge and information; and health care resource organization and care facilitation to help make health care work better. We use these core competencies to address distinct market needs across the health economy through our two business platforms – Health Benefits through the UnitedHealthcare master brand and Health Services through the Optum master brand. UnitedHealthcare includes three distinct businesses that share systems, networks and one unified brand name to offer customers broad access to high-quality, cost-effective health care at the local level. Health Benefits are offered in the individual and employer markets and the public and senior markets through our UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State businesses. Optum includes three diversified information and technology-enabled services businesses, OptumHealth, OptumInsight (formerly Ingenix) and OptumRx (formerly Prescription Solutions), serving the broad health care marketplace, ranging from employers and health plans to physicians, hospitals and life sciences companies. In aggregate, our two business platforms have more than two dozen distinct business units that address specific end markets. Each of these business units focuses on helping improve overall health system performance by optimizing care quality, reducing costs and improving the consumer experience.
Revenues
Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Effective in 2011, commercial health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Health Reform Legislation and implementing regulations, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions) are required to rebate ratable portions of their premiums annually. Rebate payments for 2011 would be made in mid 2012. As a result, quarterly premium revenue may be reduced by a pro rata estimate of our full-year medical loss ratio rebate payable under the Health Reform Legislation. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from our health intelligence, consulting and care solutions businesses. Product revenues are mainly comprised of products sold by our pharmacy benefit management business. We derive investment income primarily from interest earned on our investments in debt securities; investment income also includes gains or losses when investment securities are sold, or other-than-temporarily impaired.
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
As previously discussed, effective in 2011, commercial health plans with medical loss ratios on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually. The potential for and size of the rebates will be measured by state, by group size and by licensed subsidiary. This disaggregation of insurance pools into much smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in the estimates of rebates owed in total. In the aggregate, the rebate regulations cap the level of margin that can be attained.
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
The Federal government is encouraging states to intensify their reviews of requests for rate increases by commercial health plans and providing funding to assist in those state-level reviews. Generally, rate approval responsibility still lies with the states under the HHS regulations. Since August 2010, HHS has allocated approximately $250 million for grants to states to enable the states to conduct more robust reviews of requests for premium increases. Many states have applied for and received grants, and state regulators have signaled their intent to more closely scrutinize premium rates. For example, premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states in 2011. As a result, we have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California and New York. Depending on the level of anticipated increased scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression.
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
The Health Reform Legislation presents additional opportunities and challenges over the longer term, including the annual $8 billion insurance industry assessment beginning in 2014, the operation of state-based exchanges for individuals and small businesses beginning in 2014, and numerous other commercial and governmental plan requirements. Individual states may also accelerate their procurement of Medicaid managed care services for sizeable groups of Medicaid program beneficiaries in order to even their administrative workloads when Medicaid market expansions take place in 2014. The law could increase near-term business growth opportunities for UnitedHealthcare Community & State. Due to the complexity of the health care system, the numerous changes that are taking place and the fact that many important regulations have not yet been written, the longer term effects of the new legislation, positive and negative, remain difficult to assess comprehensively.
Court proceedings related to the Health Reform Legislation continue to evolve. For example, the United States Court of Appeals for the Eleventh Circuit upheld a finding that portions of the Health Reform Legislation were unconstitutional, and the parties have petitioned the United States Supreme Court to rule on the case. In contrast, the United States Court of Appeals for the Fourth Circuit dismissed other challenges on procedural grounds. Other federal district court judges have upheld the constitutionality of the individual mandate and the Health Reform Legislation. These court proceedings, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law. For additional information regarding the Health Reform Legislation, see Item 1, “Business - Government Regulation” and Item 1A, “Risk Factors,” in our 2010 10-K.

RESULTS SUMMARY

(in millions, except percentages and per share data)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues:
Premiums	$22,806	$21,467	$1,339	6%	$68,622	$63,720	$4,902	8%
Services	1,637	1,469	168	11	4,891	4,246	645	15
Products	667	596	71	12	1,921	1,701	220	13
Investment and other income	170	136	34	25	512	458	54	12
Total revenues	25,280	23,668	1,612	7	75,946	70,125	5,821	8
Operating costs:
Medical costs	18,408	17,192	1,216	7	55,711	51,583	4,128	8
Operating costs	3,899	3,548	351	10	11,249	10,183	1,066	10
Cost of products sold	609	536	73	14	1,762	1,553	209	13
Depreciation and amortization	294	247	47	19	834	744	90	12
Total operating costs	23,210	21,523	1,687	8	69,556	64,063	5,493	9
Earnings from operations	2,070	2,145	(75)	(3)	6,390	6,062	328	5
Interest expense	(129)	(119)	10	8	(366)	(363)	3	1
Earnings before income taxes	1,941	2,026	(85)	(4)	6,024	5,699	325	6
Provision for income taxes	(670)	(749)	(79)	(11)	(2,140)	(2,108)	32	2
Net earnings	$1,271	$1,277	$(6)	—%	$3,884	$3,591	$293	8%
Diluted net earnings per common share	$1.17	$1.14	$0.03	3%	$3.56	$3.15	$0.41	13%
Medical care ratio (a)	80.7%	80.1%	0.6%		81.2%	81.0%	0.2%
Operating cost ratio (b)	15.4	15.0	0.4		14.8	14.5	0.3
Operating margin	8.2	9.1	(0.9)		8.4	8.6	(0.2)
Tax rate	34.5	37.0	(2.5)		35.5	37.0	(1.5)
Net margin	5.0	5.4	(0.4)		5.1	5.1	—
Return on equity (c)	18.4%	20.3%	(1.9)%		19.2%	19.5%	(0.3)%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Operating cost ratio is calculated as operating costs divided by total revenues.

(c)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

2011 RESULTS OF OPERATIONS COMPARED TO 2010 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for both the three and nine months ended September 30, 2011 were driven by strong organic growth in risk-based offerings in our UnitedHealthcare businesses and revenue growth across all Optum businesses.
Medical Costs
Medical costs for both the three and nine months ended September 30, 2011 increased due to risk-based membership growth in our commercial and public and senior markets businesses and continued increases in the cost per service paid for health system use, and a modest increase in health system utilization.
For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended September 30, 2011, there was $90 million of net favorable medical cost development related to prior fiscal years and $110 million of net favorable medical cost development related to the first half of 2011. For the nine months ended September 30, 2011, medical costs included $650 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 was primarily driven by continued efficiencies in claims submission, handling and processing, which results in higher completion factors, and lower than expected health system utilization levels.
For the three months ended September 30, 2010, there was $80 million of net favorable medical cost development related to prior fiscal years and $150 million of net favorable medical cost development related to the first half of 2010. For the nine months ended September 30, 2010, medical costs included $660 million of net favorable medical cost development related to prior fiscal years. The favorable development for 2010 was primarily driven by lower than expected health system utilization levels and more efficient claims handling and processing.
Operating Costs
The increase in our operating costs for both the three and nine months ended September 30, 2011 was due to an increased mix of Optum service revenues, which have higher operating costs, partially offset by overall operating cost management.
Income Tax Rate
The effective income tax rates for both the three and nine months ended September 30, 2011 decreased compared to the prior year periods due to favorable resolution of various tax matters in the current year as well as higher effective income tax rates in 2010. The 2010 effective income tax rates were at higher levels due to the cumulative implementation of changes under the Health Reform Legislation.
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
Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and clinical services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.
On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve. Prior period segment financial information has been recast to conform to the 2011 presentation. See Note 1 of Notes to Condensed Consolidated Financial Statements for more information on our business realignment. The following table presents reportable segment financial information:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues
UnitedHealthcare	$23,643	$22,283	$1,360	6%	$71,170	$66,205	$4,965	7%
OptumHealth	1,723	1,146	577	50	4,900	3,390	1,510	45
OptumInsight	625	592	33	6	1,954	1,626	328	20
OptumRx	4,874	4,168	706	17	14,194	12,452	1,742	14
Total Optum	7,222	5,906	1,316	22	21,048	17,468	3,580	20
Eliminations	(5,585)	(4,521)	(1,064)	nm	(16,272)	(13,548)	(2,724)	nm
Consolidated revenues	$25,280	$23,668	$1,612	7%	$75,946	$70,125	$5,821	8%
Earnings from operations
UnitedHealthcare	$1,750	$1,835	$(85)	(5)%	$5,408	$5,091	$317	6%
OptumHealth	115	103	12	12	359	388	(29)	(7)
OptumInsight	91	70	21	30	261	183	78	43
OptumRx	114	137	(23)	(17)	362	400	(38)	(10)
Total Optum	320	310	10	3	982	971	11	1
Consolidated earnings from operations	$2,070	$2,145	$(75)	(3)%	$6,390	$6,062	$328	5%
Operating margin
UnitedHealthcare	7.4%	8.2%	(0.8)%		7.6%	7.7%	(0.1)%
OptumHealth	6.7	9.0	(2.3)		7.3	11.4	(4.1)
OptumInsight	14.6	11.8	2.8		13.4	11.3	2.1
OptumRx	2.3	3.3	(1.0)		2.6	3.2	(0.6)
Total Optum	4.4	5.2	(0.8)		4.7	5.6	(0.9)
Consolidated operating margin	8.2%	9.1%	(0.9)%		8.4%	8.6%	(0.2)%
nm = not meaningful

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Change
(in thousands, except percentages)	2011	2010	2011 vs. 2010
Commercial risk-based	9,545	9,330	215	2%
Commercial fee-based	16,255	15,370	885	6
Total commercial	25,800	24,700	1,100	4
Medicare Advantage	2,215	2,060	155	8
Medicaid	3,485	3,235	250	8
Medicare Supplement	2,895	2,750	145	5
Total public and senior	8,595	8,045	550	7
Total UnitedHealthcare - medical	34,395	32,745	1,650	5%
Supplemental Data:
Medicare Part D stand-alone	4,830	4,525	305	7%
UnitedHealthcare
UnitedHealthcare's revenue growth for the three and nine months ended September 30, 2011 was due to growth in the number of individuals served across our businesses and commercial premium rate increases reflecting expected underlying medical cost trends. For the three and nine months ended September 30, 2011 revenues were $11.4 billion and $33.8 billion for UnitedHealthcare Employer & Individual; $8.8 billion and $27.2 billion for UnitedHealthcare Medicare & Retirement; and $3.5 billion and $10.1 billion for UnitedHealthcare Community & State, respectively. For the three and nine months ended September 30, 2010 revenues were $10.8 billion and $31.6 billion for UnitedHealthcare Employer & Individual; $8.4 billion and $25.7 billion for UnitedHealthcare Medicare & Retirement; and $3.2 billion and $8.8 billion for UnitedHealthcare Community & State, respectively.
UnitedHealthcare earnings from operations for the three months ended September 30, 2011 decreased slightly compared to the prior year primarily due to the initiation of premium rebate obligations in 2011, low premium rate increases in state Medicaid programs managed by UnitedHealthcare's Community & State business, and lower favorable reserve development levels which were partially offset by the revenue growth described above. For the nine month period ended September 30, 2011, UnitedHealthcare earnings from operations increased over the prior year due to revenue growth and continued overall cost management disciplines.
Optum. Our Optum health services platform is comprised of OptumHealth, OptumInsight and OptumRx. Total revenue for these businesses increased due to business growth and acquisitions at OptumHealth and OptumInsight and growth in customers served through pharmaceutical benefit management programs at OptumRx.
Optum’s earnings from operations for the three and nine months ended September 30, 2011 were essentially flat compared to 2010. The decrease in the operating margin was due to changes in business mix within Optum’s businesses and internal business, contract and service arrangement realignments.
The results by segment were as follows:
OptumHealth
Increased revenues at OptumHealth for the three and nine months ended September 30, 2011 were primarily due to expansions in service offerings through acquisitions in clinical services, as well as organic growth in consumer and population health management offerings.
Earnings from operations for the three months ended September 30, 2011 increased while the operating margin decreased as overall business expansion and growth offset the impact from internal business, contract and service arrangement realignments. For the nine month period however, earnings from operations as well as operating margin decreased compared to the prior year as the increased revenues did not fully offset the impact from the realignments discussed previously.
OptumInsight
Increased revenues at OptumInsight for the three and nine months ended September 30, 2011 were due to the impact of 2010 acquisitions and organic growth which were partially offset by the divestiture of the clinical trials services business.

The increases in earnings from operations and operating margins for the three and nine months ended September 30, 2011 reflect an increased mix of higher margin services.
OptumRx
The increase in OptumRx revenues for the three and nine months ended September 30, 2011 was due to increased prescription volumes, primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business, and a favorable mix of higher revenue specialty drug prescriptions. Intersegment revenues eliminated in consolidation were $4.2 billion and $12.3 billion for the three and nine months ended September 30, 2011, respectively. Intersegment revenues eliminated in consolidation were $3.6 billion and $10.8 billion for the three and nine months ended September 30, 2010, respectively.
OptumRx earnings from operations and operating margins for the three and nine months ended September 30, 2011 decreased as the mix of lower margin specialty pharmaceuticals and Medicaid business and investments in operating costs to support growth initiatives more than offset the earnings contribution from higher revenues and greater use of generic medications.

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
In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which can be paid is $3.4 billion. For the nine months ended September 30, 2011, as scheduled, our regulated subsidiaries paid their parent companies dividends of $2.6 billion, including $300 million of extraordinary dividends. For the year ended December 31, 2010, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends.
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

Summary of Sources and Uses of Cash

	Nine Months Ended September 30,
(in millions)	2011	2010
Sources of cash:
Cash provided by operating activities	$7,383	$4,832
Sales of investments	2,986	1,927
Maturities of investments	2,974	2,236
Proceeds from customer funds administered	1,656	1,014
Proceeds from issuance of commercial paper, net	820	1,131
Proceeds from issuance of long-term debt	747	—
Other	497	193
Total sources of cash	17,063	11,333
Uses of cash:
Purchases of investments	(6,984)	(5,177)
Common stock repurchases	(2,094)	(1,892)
Cash paid for acquisitions, net of cash assumed and dispositions	(1,093)	(2,072)
Repayments of long-term debt	(955)	(1,333)
Purchases of property, equipment and capitalized software	(806)	(548)
Dividends paid	(481)	(313)
Checks Outstanding	(94)	(221)
Total uses of cash	(12,507)	(11,556)
Net increase (decrease) in cash	$4,556	$(223)
2011 Cash Flows Compared to 2010 Cash Flows
Cash flows from operating activities increased $2.6 billion, or 53%, from the same period last year. The increased cash was primarily driven by an increase in unearned premiums due to the early receipt of the October CMS payment of approximately$2.3 billion and growth in net earnings and related income tax accruals. See Note 4 of Notes to the Condensed Consolidated Financial Statements for further detail on the October CMS payment.
Cash flows used for investing activities decreased $711 million, or 20%, primarily due to relatively lower investments in acquisitions in 2011.
Cash flows from financing activities changed to an inflow of $96 million from a $1.4 billion outflow primarily due to proceeds from the net issuance of long-term debt and commercial paper and an increase in customer funds administered related to payables associated with CMS subsidies including the early receipt of the October CMS subsidy and drug discount payment of approximately $650 million.
Financial Condition
As of September 30, 2011, our cash, cash equivalent and available-for-sale investment balances of $31.6 billion included $13.7 billion of cash and cash equivalents (of which $1.3 billion was held by non-regulated entities), $17.4 billion of debt securities and $520 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 securities (those securities priced using unobservable inputs which are significant), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $2.5 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.
Our cash equivalent and investment portfolio has a weighted-average duration of 1.8 years and a weighted-average credit rating of “AA” as of September 30, 2011. Included in the debt securities balance are $2.5 billion of state and municipal obligations that are guaranteed by a number of third parties. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of September 30, 2011.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $2.5 billion bank credit facility described below. As of September 30, 2011, we had $1.8 billion of commercial paper outstanding with a weighted-average annual interest rate of 0.4%.
Bank Credit Facility. We have a $2.5 billion five-year revolving bank credit facility with 23 banks, which expires in May 2012. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility during the nine months ended September 30, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of September 30, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 0.4% to 0.8%.
Our bank credit facility contains various covenants, including requiring us to maintain a debt-to-total-capital ratio below 50%. Our debt-to-total-capital ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, was 30.0% and 30.1% as of September 30, 2011 and December 31, 2010, respectively. We were in compliance with our debt covenants as of September 30, 2011.
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
Credit Ratings. Our credit ratings at September 30, 2011 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A-	Positive	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-2	n/a	F1	n/a	AMB-2	n/a

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
Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time at prevailing prices in the open market, subject to certain preset parameters. In May 2011, our Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. During the nine months ended September 30, 2011, we repurchased 46 million shares at an average price of approximately $46 per share and an aggregate cost of $2.1 billion. As of September 30, 2011, we had Board authorization to purchase up to an additional 84 million shares of our common stock.
Dividends. In May 2011, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, we had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2011:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/21/2011	$0.1250	$135
6/21/2011	0.1625	174
9/21/2011	0.1625	172
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2010 was disclosed in our 2010 10-K. During the nine months ended September 30, 2011, other than the debt issuance, there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.
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

In September 2011, the FASB issued ASU No. 2011-08. This update intends to simplify how entities test goodwill for impairment by including an option for entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the subject reporting unit. The amendments in ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for our fiscal year 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before the issuance of the amendments, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU 2011-08 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2010 10-K. As of September 30, 2011, our critical accounting policies have not changed from those described in our 2010 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2010 10-K.
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

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups that constitute our customer base. As of September 30, 2011, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of September 30, 2011, there were no other significant concentrations of credit risk.
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
As of September 30, 2011, $13.7 billion of our financial investments was classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $3.1 billion of our debt and deposit liabilities as of September 30, 2011 were at interest rates that vary with market rates.
The fair value of certain of our fixed-rate financial investments and debt also varies with market interest rates. As of September 30, 2011, $17.6 billion of our investments was fixed-rate debt securities and $10.2 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts. In August 2011, we terminated all but one of our interest rate swap fair value hedges with a $5.3 billion notional amount in order to lock-in the impact of low market floating interest rates and reduce the effective interest rate on hedged long-term debt. This gain will be realized over the remaining life of the applicable hedged fixed-rate debt as a reduction to interest expense in the Condensed Consolidated Statements of Operations. Additional information on our interest rate swaps is included in Note 7 of Notes to the Condensed Consolidated Financial Statements.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of September 30, 2011 on our investment income and interest expense per annum, and the fair value of our financial investments and debt (in millions):

Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Investments	Fair Value of Debt
2%	$284	$61	$(1,193)	$(1,608)
1	142	31	(599)	(882)
(1)	(16)	(7)	554	930
(2)	nm	nm	859	1,998
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2011, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero.

As of September 30, 2011, we had $520 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will likewise impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in our 2010 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2011

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 31, 2011	4,683,282	(b)	$51.70	4,676,367	96,790,344
August 31, 2011	7,298,500		$44.92	7,298,500	89,491,844
September 30, 2011	5,646,838		$47.71	5,646,838	83,845,006
Total	17,628,620		$47.62	17,621,705

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In May 2011, the Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock at prevailing market prices. There is no established expiration date for the program. As of September 30, 2011, we had Board authorization to purchase up to an additional 84 million shares of our common stock.

(b)
Represents 4,676,367 shares of our common stock repurchased during the period and 6,915 shares of our common stock withheld by us, as permitted by the applicable equity award certificates, to satisfy tax withholding obligations upon vesting of shares of restricted stock.

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

*10.1	Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux
*10.2	Amended and Restated Employment Agreement, dated as of October 25, 2011, between United HealthCare Services, Inc. and Larry C. Renfro
*10.3	Separation and Release Agreement, effective as of July 5, 2011, between United HealthCare Services, Inc. and George L. Mikan III
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

 ________________

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
UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	November 4, 2011
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	November 4, 2011
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 4, 2011
Eric S. Rangen

EXHIBIT INDEX**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 23, 2009)
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

*10.1	Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux
*10.2	Amended and Restated Employment Agreement, dated as of October 25, 2011, between United HealthCare Services, Inc. and Larry C. Renfro
*10.3	Separation and Release Agreement, effective as of July 5, 2011, between United HealthCare Services, Inc. and George L. Mikan III
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

 ________________

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