Form 10-K
period 2011-12-31
UNITEDHEALTH GROUP INC
filed 2012-02-09
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
__________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $54,799,296,021 (based on the last reported sale price of $51.58 per share on June 30, 2011, on the New York Stock Exchange).*
As of January 31, 2012, there were 1,044,964,149 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
Note that in Part III of this report on Form 10-K, we incorporate by reference certain information from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This document will be filed with the Securities and Exchange Commission (SEC) within the time period permitted by the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

*	Only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the Company have been excluded in determining this number.

UNITEDHEALTH GROUP

PART I

ITEM 1.	BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health and well-being company whose mission is to help people live healthier lives and help make health care work better (the terms “we,” “our,” “us,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and our subsidiaries). Our business model has evolved and is informed by over three decades of serving the needs of the markets, and people, of health care.
Today, we are helping individuals access quality care at an affordable cost; simplifying health care administration and delivery; strengthening the physician/patient relationship; promoting evidence-based care; and empowering physicians, health care professionals, consumers, employers and other participants in the health system with actionable data to make better, more informed decisions.
Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data, information and intelligence; and care management and coordination to help meet the demands of the health system. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.
UnitedHealthcare serves the health benefits needs of individuals across life's stages through three businesses. UnitedHealthcare Employer & Individual serves individual consumers and employers. The unique health needs of seniors are served by UnitedHealthcare Medicare & Retirement. UnitedHealthcare Community & State serves the public health marketplace, offering states innovative Medicaid solutions.
Optum serves health system participants including consumers, physicians, hospitals, governments, insurers, distributors and pharmaceutical companies, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units that drive improved access, affordability, quality and simplicity across eight markets: integrated care delivery, care management, consumer engagement and support, distribution of benefits and services, health financial services, operational services and support, health care information technology and pharmacy.
Through UnitedHealthcare and Optum, in 2011, we managed approximately $135 billion in aggregate health care spending on behalf of the constituents and consumers we served. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Our two business platforms have four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
For our financial results and the presentation of certain other financial information by segment, see Note 13 of Notes to the Consolidated Financial Statements.
UnitedHealthcare
UnitedHealthcare is advancing strategies to improve the way health care is delivered and financed, offering consumers a simpler, more affordable health care experience. Our market position is built on:

•	a national scale;

•	the breadth of our product offerings, which are responsive to many distinct market segments in health care;

•	strong local market relationships;

•	service and advanced technology;

•	competitive medical and operating cost positions;

•	effective clinical engagement;

•	extensive expertise in distinct market segments; and

•	a commitment to innovation.
The financial results of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, and UnitedHealthcare Community & State have been aggregated in the UnitedHealthcare reportable segment due to their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. These businesses also share significant common assets, including our contracted networks of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare utilizes the expertise of UnitedHealth Group affiliates for capabilities in specialized areas, such as OptumRx prescription drug services, OptumHealth care solutions and behavioral health services and OptumInsight fraud and abuse prevention and detection. UnitedHealthcare arranges for discounted access to care through networks that include a total of nearly 754,000 physicians and other health care professionals and nearly 5,400 hospitals across the United States (UnitedHealthcare Network).
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual works closely with employers and individuals to provide health benefit plans that provide personalized solutions to help members live healthier lives and achieve meaningful cost savings. UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide, providing nearly 26 million Americans access to health care as of December 31, 2011.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers that elect to self-fund the health care costs of their employees and employees' dependants, UnitedHealthcare Employer & Individual receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees' dependants, while UnitedHealthcare Employer & Individual provides customized services such as coordination and facilitation of medical services and related services to customers, consumers and health care professionals, transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision. Large employer groups, such as those serviced by UnitedHealthcare Employer & Individual National Accounts, typically use self-funded arrangements. As of December 31, 2011, UnitedHealthcare Employer & Individual National Accounts served approximately 400 large employer groups under these arrangements, including 147 of the Fortune 500 companies. Smaller employer groups are more likely to purchase risk-based products because they are less willing or able to bear a greater potential liability for health care expenditures. UnitedHealthcare Employer & Individual also offers a variety of non-employer based insurance options for purchase by individuals, including students, which are designed to meet the health coverage needs of these consumers and their families.
As the commercial market becomes more consumer-oriented, individuals are assuming more personal and financial responsibility for their care, and they are demanding more affordable products, greater transparency and choice and personalized help navigating the complex system. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals. Individuals served by UnitedHealthcare Employer & Individual have access to 90% of the physicians and other health care professionals and 97% of the hospitals in the UnitedHealthcare Network; certain care providers are available only to those consumers served through Medicare and/or Medicaid products.

•
UnitedHealthcare Employer & Individual is engaging physicians and consumers and using information to promote well-informed health decisions, improved medical outcomes and greater efficiency. It offers consumers engaging and informative tools and resources that provide greater transparency around quality and cost, such as our Premium Designation program and Treatment Cost Estimator tool, affording our members more control over their health care.
UnitedHealthcare Employer & Individual's innovative clinical programs, built around an extensive clinical data set and principles of evidence-based medicine, are enabling a more integrated, proactive and personalized health system. The programs promote consumer engagement, health education, admission counseling before hospital stays, care advocacy to help avoid prolonged patients' stays in the hospital, support for individuals at risk of needing intensive treatment and coordination of care for people with chronic conditions. Disease and condition management programs help individuals address significant, complex disease states, including disease-specific benefit offerings such as the Diabetes Health Plan.
UnitedHealthcare Employer & Individual offers high-deductible consumer-driven benefit plans, which include health savings accounts (HSA) and health reimbursement accounts (HRA), enabling consumers to achieve even greater value and choice. During 2011, nearly 36,000 employer-sponsored benefit plans, including approximately 200 employers in the large group self-funded market, purchased one of these consumer-oriented products.
UnitedHealthcare Employer & Individual's comprehensive and integrated pharmaceutical management services promote lower costs by using formulary programs to drive better unit costs, encouraging consumers to use drugs that offer better value and outcomes, and through physician and consumer programs that support the appropriate use of drugs based on clinical evidence. In addition, UnitedHealthcare Employer & Individual also offers a comprehensive range of dental, vision, life, and disability product offerings delivered through an integrated approach that enhances efficiency and effectiveness and includes a network of nearly 35,000 vision professionals in private and retail settings, and more than 180,000 dental providers.
UnitedHealthcare Employer & Individual's distribution system consists primarily of producers (i.e., brokers and agents) and direct and internet sales in the individual market, producers in the small employer group market, and producers and other consultant-based or direct sales for large employer and public sector groups. UnitedHealthcare Employer & Individual's direct distribution efforts are generally limited to the individual market, portions of the large employer group and public sector markets, and cross-selling of specialty products to existing customers. UnitedHealthcare Employer & Individual offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third party administrators (TPAs).
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing senior market segment, providing products and services in all 50 states, the District of Columbia, and most U.S. territories.
UnitedHealthcare Medicare & Retirement offers a wide spectrum of Medicare products, including Medicare Advantage plans, Medicare Part D prescription drug coverage, and Medigap products that supplement traditional fee-for-service coverage, which may be sold to individuals or on a group basis. Premium revenues from the Centers for Medicare & Medicaid Services (CMS) represented 28% of our total consolidated revenues for the year ended December 31, 2011, most of which were generated by UnitedHealthcare Medicare & Retirement under a number of contracts.
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients: AARP, the nation's largest membership organization dedicated to the needs of people age 50 and over; state and U.S. government agencies; and employer groups. UnitedHealthcare Medicare & Retirement also has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to risk-based health products and services in the senior and geriatric markets.

Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Special Needs Plans, Point-of-Service (POS) plans and Private-Fee-for-Service plans. Under the Medicare Advantage programs, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS. Premium amounts vary based on the geographic areas in which members reside; demographic factors such as age, gender, and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement also provides complete, individualized care planning and care benefits for retirees, aging, disabled and chronically ill individuals, serving individuals enrolled in Medicare Advantage products in 30 states and in the District of Columbia in long-term care settings including nursing homes, community-based settings and private homes. In addition, UnitedHealthcare Medicare & Retirement offers innovative care management and clinical programs, integrating federal, state and personal funding through a continuum of products from Medicare Advantage and Special Needs Plans to hospice care. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. UnitedHealthcare Medicare & Retirement had approximately 2.2 million members enrolled in its Medicare Advantage products as of December 31, 2011. Proprietary predictive modeling tools help identify members at high risk and allow care managers to proactively outreach to members to create individualized care plans and help members obtain the right care, in the right place, at the right time.
Prescription Drug Benefit (Part D). UnitedHealthcare Medicare & Retirement provides the Medicare prescription drug benefit (Part D) to beneficiaries throughout the United States and its territories. UnitedHealthcare Medicare & Retirement provides Part D drug coverage through its Medicare Advantage program and stand-alone Part D plans. As of December 31, 2011, UnitedHealthcare Medicare & Retirement had enrolled 7.1 million members in the Part D program, including 4.9 million members in the stand-alone Part D plans and 2.2 million members in its Medicare Advantage plans incorporating Part D coverage.
Medicare Supplement. In association with AARP, UnitedHealthcare Medicare & Retirement provides a range of Medicare supplement and hospital indemnity insurance offerings through insurance company affiliates to 3.8 million AARP members.
Additional UnitedHealthcare Medicare & Retirement services include a nurse health line service, a lower cost Medicare supplement offering that provides consumers with a national hospital network, 24-hour access to health care information, and access to discounted health services from a network of physicians.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to providing innovative Medicaid managed care solutions to states that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage in exchange for a monthly premium per member from the applicable state. States using managed care services for Medicaid beneficiaries select health plans using either a formal bid process, or award individual contracts. As of December 31, 2011, UnitedHealthcare Community & State participates in programs in 23 states and the District of Columbia, serving approximately 3.5 million beneficiaries of acute and long-term care Medicaid plans, the Children's Health Insurance Program (CHIP), Special Needs Plans and other federal and state health care programs.
UnitedHealthcare Community & State's health plans and care programs are designed to address the complex needs of the populations they serve, including the chronically ill, those with disabilities and people with higher risk medical, behavioral and social conditions. UnitedHealthcare Community & State leverages the national capabilities of UnitedHealth Group, delivering them at the local market level to support effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes and the ability to adapt to a changing market environment. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care. For example, the Personal Care Model establishes an ongoing relationship between health care professionals and individuals who have serious and chronic health conditions to help them maintain the best possible health and functional status, whether care is delivered in an acute care setting, long-term care facility or at home. Programs for families and children focus on high-prevalence and debilitating chronic illnesses such as hypertension and cardiovascular disease, asthma, sickle cell disease, diabetes, HIV/AIDS and high-risk pregnancies. Programs for the long-term care population focus on dementia, depression, coronary disease and functional-use deficiencies that impede daily living.
Optum
Optum is a technology-enabled health services business serving the broad health care marketplace, including payers, care providers, employers, government, life sciences companies and consumers. By helping connect and align health system participants and providing them actionable information at the points of decision-making, Optum helps improve overall health system performance: optimizing care quality, reducing costs and improving the consumer experience and care provider performance. Optum is organized in three segments:

•	OptumHealth focuses on health management and wellness, clinical services and financial services;

•	OptumInsight delivers technology, health intelligence, consulting and business outsourcing solutions; and

•	OptumRx specializes in pharmacy services.
The breadth of this portfolio allows Optum to impact key activities that help enable better integrated, more sustainable health care.
OptumHealth
OptumHealth serves the physical, emotional and financial needs of 60 million unique individuals, enabling consumer health management and collaborative care delivery through programs offered by employers, payers, government entities and, increasingly, directly through the care delivery system. OptumHealth's products and services can be deployed individually or integrated to provide comprehensive solutions, addressing a broad base of needs within the health care system. OptumHealth's solutions reduce costs for customers, improve workforce productivity and consumer satisfaction and optimize the overall health and well-being of populations.
OptumHealth's simple, modular service designs can be easily integrated to meet varying employer, payer, government entity, care provider and consumer needs at a wide range of price points. OptumHealth offers its products, primarily, on an administrative fee basis whereby it manages or administers delivery of the product or services in exchange for a fixed fee per individual served, and on a risk basis, where OptumHealth assumes responsibility for health care costs in exchange for a fixed monthly premium per individual served. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.
OptumHealth sells its products primarily through its direct sales force, strategic collaborations and external producers in three markets: employers (which includes the sub-markets of large, mid and small employers), payers (which includes the sub-markets of health plans, TPAs, underwriter/stop-loss carriers and individual market intermediaries) and government entities (which includes States, CMS, Department of Defense, Veterans Administration and other federal procurement). As provider reimbursement models evolve, care providers are emerging as a fourth market segment for our health management, financial services and collaborative care services.

OptumHealth is organized into five major operating groups: Care Solutions, Behavioral Solutions, Financial Services, Collaborative Care, and Logistics Health, Inc.
Care Solutions. Care Solutions serves more than 41 million individuals through personalized health management (e.g., wellness, chronic and complex conditions), decision support (e.g., insurance choices, treatment and health care provider options) and access to networks of care provider specialists linked to medical conditions with high variation of quality and cost (e.g., physical health, cancer and transplants). This comprehensive solution set empowers consumers and enables their collaboration with specialty care providers that is critical to decisions that drive hospitalization and surgery.
Behavioral Solutions. Behavioral Solutions serves more than 52 million individuals through global well-being solutions (e.g., employee assistance programs) and behavioral health management solutions (e.g., mental health, substance abuse) that address the emotional health needs of consumers, spanning the stress and anxiety of daily living, to depression associated with chronic illness, to clinically diagnosed mental illness. Programs combine predictive modeling, evidence-based clinical outcomes management, consumer support and peer support, with access to a leading network of behavioral health care providers. Behavioral Solutions customers have access to a national network of more than 112,000 clinicians and counselors and 3,300 facilities in approximately 6,600 locations nationwide.
Financial Services. Dedicated solely to the health care market, OptumHealth Financial Services helps organizations and individuals optimize their health care finances. As a leading provider of consumer health care accounts (e.g., health savings accounts, flexible spending accounts), OptumHealth Financial Services enables people to use those tax-favored accounts to save money today and build health savings for the future. Organizations rely upon OptumHealth Financial Services to manage and improve their cash flows through turnkey electronic payment solutions (e.g., remittance advices, funds transfers) health care-related lending and credit (e.g., financing of care provider medical equipment) and financial risk protection for third party payers and self-funded employers (e.g., comprehensive stop-loss insurance coverage).
Financial Services is comprised of OptumHealth Bank, which is a member of the Federal Deposit Insurance Corporation (FDIC), a TPA and a transaction processing service for the health care industry. As of December 31, 2011, Financial Services had $1.5 billion in customer assets under management and during 2011 processed $54 billion in medical payments to physicians and other health care providers.
Collaborative Care. Working closely with various health care providers in local markets and communities, Collaborative Care believes that the market is moving to a collaborative network model aligned around total population health management and outcomes-based reimbursement. In close coordination with local integrated care delivery systems, it deploys a core set of technology, risk management, analytical and clinical capabilities and tools to assist physicians in delivering high-quality care across the populations they serve. OptumHealth's coordinated post-acute care services augment primary care physicians to deliver services outside of hospitals to vulnerable, chronically ill populations. In affiliation with a broad variety of payers, Collaborative Care also delivers care to approximately 700,000 people through a spectrum of models ranging from medical clinics to contracts with individual practice association networks.
Logistics Health, Inc. Acquired in 2011, Logistics Health, Inc. (LHI) focuses on mobile care delivery, logistically arranging for convenient access to care at the time and place most needed. LHI designs and implements occupational health, medical and dental readiness services, treatments and immunization programs and disability exams for the U.S. Military, Veterans Administration and Department of Health and Human Services, as well as numerous commercial companies. Services are delivered in provider clinics or through temporary on-site resources.
OptumInsight
OptumInsight is a health information, technology, services and consulting company providing software and information products, advisory consulting services, and business process outsourcing to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system work with OptumInsight to reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape. As of December 31, 2011, OptumInsight's customer base included more than 6,000 hospital facilities, nearly 250,000 health care professionals or groups, nearly 300 commercial insurance companies and health plans, approximately 400 global life sciences companies, over 300 federal and state government agencies, including all 50 states, and approximately 150 United Kingdom government payers, as well as other UnitedHealth Group businesses.

OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliance and business partnerships with other technology vendors, who integrate and interface its products with their applications.
OptumInsight's technology products and services solutions are offered through four integrated market groups. These market groups are Provider (e.g., physician practices and hospitals), Payer, Government and Life Sciences.
Provider. The Provider market group combines a comprehensive range of technology and information products, advisory consulting, and outsourcing services focused on hospitals, integrated delivery networks, and physician practices. These solutions help providers establish efficient administrative and clinical workflows, improve patient care, and meet compliance mandates and are organized around hospital and physician practice needs for:

•
Financial Performance Improvement: Provides comprehensive revenue cycle management technology, coding solutions, and full business process outsourcing for hospitals and physicians practices that drive higher net patient revenue and lower operational costs;

•	Compliance: Delivers real-time medical necessity reviews and retrospective appeals management services to nearly 2,000 hospitals in all 50 states;

•
Clinical Workflow and Connectivity: Provides high-acuity and ambulatory clinical workflow and electronic medical records software that makes hospital departments and physician practices more efficient, improves patient experience, and enables sharing of clinical data in integrated care settings. OptumInsight Health Information Exchange (HIE) solutions power 11 statewide HIEs and 36 regional and hospital integrated delivery network HIEs, and are used by more than 370 hospitals, more than 50,000 physicians and 165,000 health care professionals; and

•
Accountable Care Solutions: Working with early adopters of Accountable Care Organization models to build the administrative, analytics, compliance, and care management infrastructure to succeed in outcomes-based payment models.

Payer. OptumInsight's Payer business serves clients that offer commercial health insurance or privately administer health insurance programs on behalf of federal or state governments (e.g., Medicare Advantage or Managed Medicaid). The business offers technology, services and consulting capabilities that supplement OptumInsight's clients' existing operations, as well as fully outsourced solutions. The business addresses diverse needs for payer clients, serving four primary areas:

•
Network Performance: Comprehensive offerings to enhance performance of provider networks and improve population health, including network design, management and operation services, as well as analytical tools that support care management;

•	Clinical Quality: Services that align clinical quality and performance with financial outcomes for payers, such as Medicare risk adjustment services and quality improvement consulting;

•
Operational Efficiency and Payment Integrity: A spectrum of offerings focused on improving the efficiency and cost-effectiveness of payer operations. Solutions assist in addressing a wide variety of operational improvement opportunities such as process improvement and automation, fraud and abuse, claims payment accuracy and coordination of benefits; and

•
Risk Optimization: Solutions help payers to grow and improve financial performance through predictive analytics and risk management services. Offerings include actuarial services, rating and underwriting products, and membership population modeling, as well as analytics and consulting.

Government Solutions. OptumInsight Government Solutions helps state and federal governments improve the efficiency and quality of health and human services programs by offering a broad range of solutions including:

•
Program Integrity: Improves the accuracy and efficiency of provider payments through prospective and retrospective analysis of claims transactions, driving detection of fraud and abuse and checking payment accuracy;

•
Health Management and Population Analytics: Measures and identifies opportunities for improvement in cost, network performance, and care management for populations of covered members. Also includes health policy advisory services; and

•
Data Warehousing and Business Intelligence: Builds and manages health care specific data model and warehouse solutions for Federal and State based programs. Applies business intelligence to analyze and drive decision making to improve cost, clinical outcomes, and member satisfaction.

Life Sciences. The Life Sciences business addresses the changing global economic and regulatory competitive landscape by assisting life sciences clients in identifying, analyzing and measuring the value of their products. The Life Sciences business consults with clients by working across both research and development and brand/marketing so they can improve market access and product positioning. OptumInsight utilizes extensive real world data assets, scientifically-based research design and analytics to support the global life sciences industry and its markets through:

•
Market Access and Optimization: Utilizes real-world evidence to drive increased drug revenues and decreased commercialization costs through health economics and outcomes research, pricing and reimbursements strategies, data and informatics, and late phase/Phase IV research studies;

•
Strategic Regulatory Services: Focuses on design and execution of multi-national regulatory strategies to help clients speed regulatory approval and maintain compliance with dynamic regulations across geographies;

•	Risk Management: Designs and executes epidemiology studies to understand detailed drug safety profiles and build integrated plans to address safety issues with regulators, providers, and patients; and

•	Patient Insights: Drives collection and understanding of patient reported outcomes to inform comparative effectiveness research, patient engagement and adherence, and population health management.
Many of OptumInsight's software and information products, advisory consulting arrangements, and outsourcing contracts are performed over an extended period, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. In 2011, OptumInsight standardized backlog reporting across recent acquisitions and as a result increased the backlog by $0.4 billion. OptumInsight's aggregate backlog at December 31, 2011 was $4.0 billion, of which $2.4 billion is expected to be realized within the next 12 months. This includes $0.9 billion related to intersegment agreements, all of which are included in the current portion of the backlog. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in backlog due to uncertainty regarding the timing and scope of services, the potential for cancellation, non-renewal, or early termination of service arrangements.
OptumRx
OptumRx provides a multitude of pharmacy benefit management (PBM) services. It serves more than 14 million people nationwide through its network of approximately 66,000 retail pharmacies and two mail service facilities, processing nearly 370 million adjusted retail, mail and specialty drug prescriptions annually. OptumRx is dedicated to helping its customers achieve optimal health while maximizing cost savings. It does this by working closely with customers to create customized solutions to improve quality and safety, increase compliance and adherence and reduce fraud and waste.
OptumRx provides PBM services and manages specialty pharmacy benefits across nearly all of UnitedHealthcare's businesses, as well as for external employer groups, union trusts, managed care organizations, Medicare-contracted plans, Medicaid plans and TPAs, including for pharmacy benefit services, mail service only, rebate services only and network services. Services include providing prescribed medications, patient support and clinical programs that ensure quality and value for consumers. OptumRx also provides claims processing, retail network contracting, rebate contracting and management and clinical programs, such as step therapy, formulary management and disease/drug therapy management programs to achieve a low-cost, high-quality pharmacy benefit. The mail order and specialty pharmacy fulfillment capabilities of OptumRx are an important strategic component in serving employers, commercial health plans, Medicaid plans and Medicare-contracted businesses, including Part D prescription drug plans. OptumRx's distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
GOVERNMENT REGULATION
Most of our health and well-being services are regulated by federal and state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. In the first quarter of 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, were signed into law. The Health Reform Legislation, portions of which are summarized below, alters the regulatory environment in which we operate, in some cases to a significant degree. Federal and state governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, as well as a result of changes in the political climate, could adversely affect our business.
In the event we fail to comply with, or we fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal and state laws and regulations.
Health Care Reforms
The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system. Certain provisions of the Health Reform Legislation have already taken effect, and other provisions become effective at various dates over the next several years. The U.S. Department of Health and Human Services (HHS), the U.S. Department of Labor (DOL) and the U.S. Treasury Department have issued or proposed regulations on a number of aspects of Health Reform Legislation, but final rules and interim guidance on other key aspects of the legislation remain pending.
Certain aspects of the Health Reform Legislation are also being challenged in federal court, with the proponents of such challenges seeking to limit the scope of or have all or portions of the Health Reform Legislation declared unconstitutional. The United States Supreme Court is scheduled to hear oral arguments on certain aspects of these cases in March 2012, including the constitutionality of the individual mandate. Congress may also withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether.
The following outlines certain provisions of the Health Reform Legislation that have recently taken effect or are expected to take effect in the coming years, assuming the legislation is implemented in its current form.
Effective 2010: The Health Reform Legislation mandated: the expansion of dependent coverage to include adult children until age 26; eliminated certain annual and lifetime caps on the dollar value of certain essential health benefits; eliminated pre-existing condition limits for enrollees under age 19; prohibited certain policy rescissions; prohibited plans and issuers from charging higher cost sharing (copayments or coinsurance) for emergency services that are obtained out of a plan's network; and included a requirement to provide coverage for preventive services without cost to members (for non-grandfathered plans).
The Health Reform Legislation also mandated certain changes to coverage determination and appeals processes, including: expanding the definition of “adverse benefit determination” to include rescissions; extending external review rights of adverse benefit determinations to insured and self-funded plans; and improving the clarity of and expanding the types of information in adverse benefit determination notices.
Effective 2011: Commercial fully insured health plans in the large employer group, small employer group and individual markets with medical loss ratios below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals, as calculated under the definitions in the Health Reform Legislation and regulations, subject to state specific exceptions) are required to rebate ratable portions of their premiums to their customers annually. Rebate payments for 2011 will be made in mid 2012. A state can request a waiver of the individual market medical loss ratio for up to three years if the state petitions and provides to HHS certain supporting data, and HHS determines that the requirement is disruptive to the market in that state. By the end of 2011, 17 states petitioned HHS for waivers of the mandated individual market medical loss ratio, of which six were wholly or partially granted. The Health Reform Legislation also mandated consumer discounts of 50% on brand name prescription drugs and 7% on generic prescription drugs for Part D plan participants in the coverage gap. These consumer discounts will gradually increase over the next several years, which will decrease consumer out-of-pocket drug spending within the coverage gap, shifting a portion of these costs to the plan sponsor.
 In addition, as required under the Health Reform Legislation, HHS established a federal premium rate review process, which became effective in September 2011 and generally applies to proposed rate increases equal to or exceeding 10% (with state-specific thresholds to be applicable commencing September 2012). The regulations further require commercial health plans to provide to the states and HHS extensive information supporting any rate increases subject to the new federal rate review process. The regulations clarify that HHS review will not supersede existing state review and approval processes, but plans deemed to have a history of “unreasonable” rate increases may be prohibited from participating in the state-based exchanges that become active under the Health Reform Legislation in 2014. Under the regulations, the HHS rate review process would apply only to health plans in the individual and small group markets.
Effective 2011/2012: CMS reduced or froze benchmarks which affect our Medicare Advantage reimbursements from CMS between 2009 and 2011, and beginning in 2012, additional cuts to Medicare Advantage benchmarks will take effect (benchmarks will ultimately range from 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of benchmark reduction in a county. In addition to other measures, quality bonuses may partially offset these anticipated benchmark reductions as CMS quality rating bonuses are phased in over three years beginning in 2012.
Effective 2013: Effective beginning in 2013 with respect to services performed after 2009, the Health Reform Legislation limits the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code for insurance providers if at least 25% of the insurance provider's gross premium income from health business is derived from health insurance plans that meet the minimum creditable coverage requirements.
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
Effective 2014: A number of the provisions of the Health Reform Legislation are scheduled to take effect in 2014, including: an annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes; expansion of Medicaid eligibility for all individuals and families with incomes up to 133% of the federal poverty level (states can early adopt the expansion without increased federal funding prior to 2014) with states receiving full federal matching in 2014 through 2016; all individual and group health plans must offer coverage on a guaranteed issue and guaranteed renewal basis during annual open enrollment and special enrollment periods and cannot apply pre-existing condition exclusions or health status rating adjustments; elimination of annual limits on essential benefits coverage on certain plans; establishment of state-based exchanges for individuals and small employers (generally, with up to 100 employees) as well as certain CHIP eligibles; introduction of plan designs based on set actuarial values to increase comparability of competing products on the exchanges; and establishment of minimum medical loss ratio of 85% for Medicare Advantage plans, as calculated under rules that have not yet been issued.
The Health Reform Legislation and the related federal and state regulations will impact how we do business and could restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, increase our medical and administrative costs, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our results of operations, financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially and adversely affected by such changes. The Health Reform Legislation may also create new or expand existing opportunities for business growth, but due to its complexity, the impact of the Health Reform Legislation remains difficult to predict and is not yet fully known. See also Item 1A, “Risk Factors” for a discussion of the risks related to the Health Reform Legislation and related matters.

Other Federal Laws and Regulation
We are subject to various levels of federal regulation. For example, when we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. CMS regulates our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State Medicare and Medicaid businesses, as well as certain aspects of our Optum businesses. Our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS (or state agencies) for purposes of determining the amount of certain payments to us. CMS also has the right to audit performance to determine compliance with CMS contracts and regulations and the quality of care given to Medicare beneficiaries. See Note 12 of Notes to the Consolidated Financial Statements and risk factors in this Form 10-K for a discussion of audits by CMS.
Our UnitedHealthcare reporting segment, through UnitedHealthcare Community & State, also has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations surrounding Medicare and Medicaid compliance, and the regulatory environment with respect to these programs has become and will continue to become increasingly complex as a result of the Health Reform Legislation. In addition, certain of Optum's businesses hold contracts with federal agencies, including the U.S. Department of Defense, and we are subject to federal law and regulations relating to the administration of these contracts.
Certain of UnitedHealthcare's and Optum's businesses, such as UnitedHealthcare's eyeglass manufacturing activities and Optum's high clinical acuity workflow software, hearing aid products, and clinical research activities, are subject to regulation by the U.S. Food and Drug Administration, and the clinical research activities are also subject to laws and regulations outside of the United States that regulate clinical trials. Laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust also affect us.
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
Federal privacy and security requirements change frequently because of legislation, regulations and judicial or administrative interpretation. For example, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (ARRA), which significantly amends, and adds new privacy and security provisions to HIPAA and imposes additional requirements on uses and disclosures of health information. ARRA includes new contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds new federal data breach notification requirements for covered entities and business associates and new reporting requirements to HHS and the Federal Trade Commission (FTC) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. We are awaiting final regulations on many key aspects of the ARRA amendments to HIPAA. In the conduct of our business, we may act, depending on the circumstances, as either a covered entity or a business associate. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personal identifiable information. The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA, which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and which generally require safeguards for the protection of personal information. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with HIPAA, GLBA and other privacy-related regulations.
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
FDIC. The FDIC has federal regulatory authority over OptumHealth Bank and performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements. In addition to such annual examinations, the FDIC performs periodic examinations of the bank's compliance with applicable federal banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subject to increased operational expenses and capital requirements, governmental oversight and monetary penalties.
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. With the amendment of the Annual Financial Reporting Model Regulation by the National Association of Insurance Commissioners (NAIC) to adopt elements substantially similar to the Sarbanes-Oxley Act of 2002, we expect that these states will continue to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Certain states have also adopted their own regulations for minimum medical loss ratios with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with the Health Reform Legislation. We expect the states to continue to introduce and pass similar laws in 2012, and this will affect our operations and our financial results.
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
In addition, some of our business and related activities may be subject to other health care-related regulations and requirements, including PPO, managed care organization (MCO), utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, and may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, payment of claims, adequacy of health care professional networks, fraud prevention, the protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker, and sales distributions laws and regulations. Our UnitedHealthcare Community & State and UnitedHealthcare Medicare & Retirement businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually-eligible Medicaid beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
Guaranty Fund Assessments. Under state guaranty fund laws, certain insurance companies (and HMOs in some states), including those issuing health, long-term care, life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Assessments generally are based on a formula relating to premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See Note 12 of Notes to the Consolidated Financial Statements for a discussion of a matter involving Penn Treaty Network American Insurance Company and its subsidiary (Penn Treaty), which have been placed in rehabilitation.
Pharmacy Regulation. OptumRx's mail order pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our mail order pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In many of the states where our mail order pharmacies deliver pharmaceuticals there are laws and regulations that require out-of-state mail order pharmacies to register with that state's board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state. Our mail order pharmacies maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires the pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our mail order pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Item 1A, “Risk Factors” for a discussion of the risks related to our PBM businesses.
Privacy and Security Laws. States have adopted regulations to implement provisions of the GLBA. Like HIPAA, GLBA allows states to adopt more stringent requirements governing privacy protection. A number of states have also adopted other laws and regulations that may affect our privacy and security practices, for example, state laws that govern the use, disclosure and protection of social security numbers and sensitive health information or that are designed to protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Additionally, different approaches to state privacy and insurance regulation and varying enforcement philosophies in the different states may materially and adversely affect our ability to standardize our products and services across state lines. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy and security-related regulations.
UDFI. The Utah State Department of Financial Institutions (UDFI) has state regulatory and supervisory authority over OptumHealth Bank and in conjunction with federal regulators performs annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements. In addition to such annual examinations, the UDFI in conjunction with federal regulators performs periodic examinations of the bank's compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results, the bank could be subjected to increased operational expenses and capital requirements, governmental oversight and monetary penalties.

Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct service providers to care delivery systems and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit certain entities from practicing medicine or employing physicians to practice medicine. Additionally, some states prohibit certain entities from sharing in the fees or revenues of a professional practice (fee-splitting). These prohibitions may be statutory or regulatory, or may be a matter of judicial or regulatory interpretation. These laws, regulations and interpretations have, in certain states, been subject to limited judicial and regulatory interpretation and are subject to change.
Consumer Protection Laws. Certain businesses participate in direct-to-consumer activities and are subject to emerging regulations applicable to on-line communications and other general consumer protection laws and regulations.
Audits and Investigations
We have been and are currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the FTC, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Internal Revenue Service (IRS), the DOL, the FDIC and other governmental authorities. Such government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs. See Note 12 of Notes to the Consolidated Financial Statements for details. In addition, disclosure of any adverse investigation, audit results or sanctions could adversely affect our reputation in various markets and make it more difficult for us to sell our products and services and retain our current business.
International Regulation
Most of our business is conducted in the United States. However, some of our businesses and operations are international in nature and are consequently subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass tax, licensing, tariffs, intellectual property, investment, management control, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction, among other matters. These international operations are also subject to United States laws that regulate activities of U.S.-based businesses abroad.
COMPETITION
As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, HMOs, TPAs and business services outsourcing companies, health care professionals that have formed networks to directly contract with employers or with CMS, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our UnitedHealthcare businesses, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association and other enterprises that serve more limited geographic areas. For our OptumRx businesses, competitors include Medco Health Solutions, Inc., CVS Caremark Corporation and Express Scripts, Inc. Our OptumHealth and OptumInsight reportable segments also compete with a broad and diverse set of businesses. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We believe the principal competitive factors that can impact our businesses relate to the sales, marketing and pricing of our products and services; product innovation; consumer satisfaction; the level and quality of products and services; care delivery; network capabilities; market share; product distribution systems; efficiency of administration operations; financial strength and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected. See Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

EMPLOYEES
As of December 31, 2011, we employed approximately 99,000 individuals. We believe our employee relations are generally positive.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 8, 2012, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	59	President and Chief Executive Officer
David S. Wichmann	49	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations
Richard N. Baer	54	Executive Vice President and Chief Legal Officer
Gail K. Boudreaux	51	Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare
William A. Munsell	59	Executive Vice President
Eric S. Rangen	55	Senior Vice President and Chief Accounting Officer
Larry C. Renfro	58	Executive Vice President of UnitedHealth Group and Chief Executive Officer of Optum
Lori Sweere	53	Executive Vice President of Human Capital
Reed V. Tuckson, M.D.	60	Executive Vice President and Chief of Medical Affairs
Anthony Welters	56	Executive Vice President
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified.
Mr. Hemsley is President and Chief Executive Officer of UnitedHealth Group, has served in that capacity since January 2007, and has been a member of the Board of Directors since February 2000.
Mr. Wichmann is Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations and has served in that capacity since January 2011. Mr. Wichmann has served as Executive Vice President and President of UnitedHealth Group Operations since April 2008. From January 2007 to April 2008, Mr. Wichmann served as

Executive Vice President of UnitedHealth Group and President of the Commercial Markets Group (now UnitedHealthcare Employer & Individual).
Mr. Baer is Executive Vice President and Chief Legal Officer of UnitedHealth Group and has served in that capacity since May 2011. Prior to joining UnitedHealth Group, Mr. Baer served as Executive Vice President and General Counsel of Qwest Communications International Inc. from 2007 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.
Ms. Boudreaux is Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare and has served in that capacity since January 2011. Ms. Boudreaux has overall responsibility for all UnitedHealthcare health benefits businesses. Ms. Boudreaux served as Executive Vice President of UnitedHealth Group and President of UnitedHealthcare from May 2008 to January 2011. Prior to joining UnitedHealth Group, Ms. Boudreaux served as Executive Vice President of Health Care Services Corporation (HCSC) from January 2007 to April 2008.
Mr. Munsell is Executive Vice President of UnitedHealth Group and has served in that capacity since January 2011. Mr. Munsell focuses on enterprise-wide initiatives, including emerging growth and expansion opportunities; public, regulatory and governmental affairs and representation; reputation and market image efforts, and external relationships and alliances for the enterprise. Mr. Munsell served as Executive Vice President of UnitedHealth Group and President of the Enterprise Services Group from September 2007 to January 2011. From January 2007 to August 2007, Mr. Munsell served as Executive Vice President of UnitedHealth Group.
Mr. Rangen is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since January 2007.
Mr. Renfro is Executive Vice President of UnitedHealth Group and Chief Executive Officer of Optum and has served in that capacity since July 2011. From January 2011 to July 2011, Mr. Renfro served as Executive Vice President of UnitedHealth Group. From October 2009 to January 2011, Mr. Renfro served as Executive Vice President of UnitedHealth Group and Chief Executive Officer of the Public and Senior Markets Group. From January 2009 to October 2009, Mr. Renfro served as Executive Vice President of UnitedHealth Group and Chief Executive Officer of Ovations (now UnitedHealthcare Medicare & Retirement). Prior to joining UnitedHealth Group, Mr. Renfro served as President of Fidelity Developing Businesses at Fidelity Investments and as a member of the Fidelity Executive Committee from June 2008 to January 2009. From January 2007 to May 2008, Mr. Renfro held several senior positions at AARP Services Inc., including President and Chief Executive Officer of AARP Services Inc., Chief Operating Officer of AARP Services Inc., President and Chief Executive Officer of AARP Financial and President of the AARP Funds.
Ms. Sweere is Executive Vice President of Human Capital of UnitedHealth Group and has served in that capacity since June 2007. Prior to joining UnitedHealth Group, Ms. Sweere served as Executive Vice President of Human Resources of CNA Financial Corporation from January 2007 to May 2007.
Dr. Tuckson is Executive Vice President and Chief of Medical Affairs of UnitedHealth Group and has served in that capacity since January 2007.
Mr. Welters is Executive Vice President of UnitedHealth Group and has served in that capacity since January 2007. Mr. Welters focuses on enterprise-wide initiatives, including emerging growth and expansion opportunities; public, regulatory and governmental affairs and representation; reputation and market image efforts, and external relationships and alliances for the enterprise. Mr. Welters served as Executive Vice President of UnitedHealth Group and President of the Public and Senior Market Group from September 2007 to January 2011.
Additional Information
UnitedHealth Group Incorporated was incorporated in January 1977 in Minnesota. Our executive offices are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota 55343; our telephone number is (952) 936-1300.
You can access our website at www.unitedhealthgroup.com to learn more about our Company. From that site, you can download and print copies of our annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with amendments to those reports. You can also download from our website our Articles of Incorporation, bylaws and corporate governance policies, including our Principles of Governance, Board of Directors Committee Charters, and Code of Conduct. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: UnitedHealth Group Incorporated, 9900 Bren Road East, Minnetonka, MN 55343, Attn: Corporate Secretary. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
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
If we fail to effectively estimate, price for and manage our medical costs, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Under our risk-based benefit product arrangements, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of these products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, the Health Reform Legislation established minimum medical loss ratios for certain health plans, and authorized HHS to maintain an annual review process of “unreasonable” increases in premiums for commercial health plans. In addition, a number of states have enhanced (or are proposing to enhance) their premium review and approval processes. See the risk factor below relating to health care reform for further discussion of these provisions.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered and the cost of each service. Our premium revenue on commercial policies is typically at a fixed rate per individual served for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. We base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period; however, medical cost inflation, regulation and other factors may cause actual costs to exceed what was estimated and reflected in premiums or bids. These factors may include increased use of services, increased cost of individual services, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use. As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for commercial insured products our annual net earnings for 2011 would have been reduced by approximately $215 million, excluding any offsetting impact from premium rebates.
In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove too low, our results of operations could be materially and adversely affected.

Our business activities are highly regulated; new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our results of operations, financial position and cash flows.
Our business is regulated at the federal, state, local and international levels. Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations, and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, utilization review and TPA-related regulations and licensure requirements. Some of our businesses hold or provide services related to government contracts and are subject to federal and state anti-kickback and other laws and regulations governing government contractors. See Item 1, “Business - Government Regulation” for further information.
The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. For example, in the first quarter of 2010, the Health Reform Legislation was signed into law, legislating broad-based changes to the U.S. health care system. See Item 1, “Business - Government Regulation” for a discussion of the Health Reform Legislation. The broad latitude that is given to the agencies administering regulations governing our business, as well as future laws and rules, and interpretation and enforcement of those laws and rules by governmental enforcement authorities, could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions.
We must also obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to complete certain acquisitions and dispositions, including integration of certain acquisitions. For example, premium rates for our health insurance and/or managed care products are subject to regulatory review or approval in many states, and a number of states have enhanced (or are proposing to enhance) their rate review processes. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our revenues, results of operations, financial position and cash flows.
Under state guaranty fund laws, certain insurance companies (and HMOs in some states), including those issuing health (which includes long-term care), life and accident insurance policies, doing business in those states can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Changes in these laws or the interpretation thereof, or insolvency by another insurer, could have a material adverse effect on our results of operations, financial position and cash flows. See Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of a matter involving an unaffiliated entity, Penn Treaty, which has been placed in rehabilitation.
Certain Optum businesses are also subject to regulatory and other risks and uncertainties in addition to the risks of our businesses of providing managed care and health insurance products. For example, state corporate practice of medicine doctrines and fee-splitting rules can impact our relationships with physicians, hospitals and customers. OptumHealth is subject to state telemedicine laws and regulations that apply to its telemedicine initiatives. Additionally, OptumHealth participates in the emerging private exchange markets and it is not yet known to what extent the states will issue new regulations that apply to private exchanges. These risks and uncertainties may materially and adversely affect our ability to market our products and services, or to do so at targeted margins, or increase the regulatory burdens under which we operate.
We are also involved in various governmental investigations, audits and reviews. See Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of certain of these matters. See also the risk factor below relating to our activities as a payer in various government health care programs for a discussion of audits by CMS. Reviews and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, and could have a material adverse effect on our results of operations, financial position and cash flows.
The health care industry is also regularly subject to negative publicity, including as a result of routine governmental investigations, the political debate surrounding the Health Reform Legislation and the political environment in general. Negative publicity may adversely affect our stock price, damage our reputation in various markets, foster an increasingly active regulatory environment or result in increased regulation and legislative review of industry practices. This may further increase our costs of doing business and the regulatory burdens under which we operate.
Some of our businesses and operations are international in nature and consequently face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. The regulatory environments and associated requirements and uncertainties regarding tax, licensing, tariffs, intellectual property, privacy, data protection, investment, management control, fraud and anti-corruption present additional challenges for us beyond those faced by U.S.-based businesses. Such requirements and uncertainties may adversely affect our ability to market our products and services, or to do so at targeted margins, or increase the regulatory burdens under which we operate.
For a discussion of various laws and regulations that impact our businesses, see Item 1, “Business - Government Regulation.”
The enactment or implementation of health care reforms could materially and adversely affect the manner in which we conduct business and our results of operations, financial position and cash flows.
In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs and CHIP and other aspects of the health care system. Among other things, the Health Reform Legislation includes guaranteed coverage and expanded benefit requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, establishes minimum medical loss ratios, creates a federal premium review process, imposes new requirements on the format and content of communications (such as explanations of benefits, or EOBs) between health insurers and their members, grants to members new and additional appeal rights, imposes new and significant taxes on health insurers and health care benefits, reduces the Medicare Part D coverage gap and reduces payments to private plans offering Medicare Advantage.
Certain provisions of the Health Reform Legislation have already taken effect, and other provisions become effective at various dates over the next several years. HHS, the DOL and the Treasury Department have issued or proposed regulations on a number of aspects of Health Reform Legislation, but final rules and interim guidance on other key aspects of the legislation remain pending. Due to the complexity of the Health Reform Legislation, the impact of the Health Reform Legislation remains difficult to predict and is not yet fully known.
For example, effective in 2011, the Health Reform Legislation established minimum medical loss ratios for all commercial health plans in the large employer group, small employer group and individual markets (85% for large employer groups, 80% for small employer groups and 80% for individuals, calculated under the definitions in the Health Reform Legislation and regulations). Companies with medical loss ratios below these targets are required to rebate ratable portions of their premiums to their customers annually. The potential for and size of the rebates will be measured by state, by group size and by licensed subsidiary. This disaggregation of insurance pools into much smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in the estimates of rebates owed in total. Effective in 2014, Medicare Advantage plans will be required to maintain a minimum medical loss ratio of 85%. Depending on the results of these calculations and the manner in which we adjust our business model in light of these requirements, there could be meaningful disruptions in local health care markets, and our market share, revenues, results of operations, financial position and cash flows could be materially and adversely affected.
In addition, the Health Reform Legislation requires the establishment of state-based health insurance exchanges for individuals and small employers by 2014. The types of exchange participation requirements ultimately enacted by each state, the availability of federal premium subsidies within exchanges, the potential for differential imposition of state benefit mandates inside and outside the exchanges, the operation of reinsurance, risk corridors and risk adjustment mechanisms inside and outside the exchanges and the possibility that certain states may restrict the ability of health plans to continue to offer coverage to individuals and small employers outside of the exchanges, could result in disruptions in local health care markets and our revenues, results of operations, financial position and cash flows could be materially and adversely affected.
The Health Reform Legislation includes a “maintenance of effort” (MOE) provision that requires states to maintain their eligibility rules for people covered by Medicaid, until the Secretary of HHS determines that an insurance exchange is operational in a given state. The MOE provision is intended to prevent states from reducing eligibility standards and determination procedures as a way to remove adults above 133% of the federal poverty level from Medicaid before implementation of expanded Medicaid coverage effective in January 2014. However, states with, or projecting, a budget deficit may apply for an exception to the MOE provision. If states are successful in obtaining MOE waivers and allow certain Medicaid programs to expire, we could experience reduced Medicaid enrollment, which could materially and adversely affect our revenues, results of operations, financial position and cash flows.
Several of the provisions in the Health Reform Legislation will likely increase our medical cost trends. Examples of these provisions are the excise tax on medical devices, annual fees on prescription drug manufacturers, enhanced coverage requirements (including discounted prescription drugs for Medicare Part D participants) and the prohibition of pre-existing condition exclusions. The annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which is not deductible for income tax purposes, will increase our operating costs. Premium increases will be necessary to offset the impact these and other provisions will have on our medical and operating costs. These premium increases are oftentimes subject to state regulatory approval. In this regard, the Federal government is encouraging states to intensify their reviews of requests for rate increases by commercial health plans and providing funding to assist in those state-level reviews. We have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California, New York and Rhode Island. In addition, as required under the Health Reform Legislation, HHS established a federal premium rate review process, which became effective in September 2011 and generally applies to proposed rate increases equal to or exceeding 10% (with state-specific thresholds to be applicable commencing September 2012). The regulations further require commercial health plans in the individual and small group markets to provide to the states and HHS extensive information supporting any rate increases subject to the new federal rate review process. If we are not able to secure approval for adequate premium increases to offset increases in our cost structure, our revenues, results of operations, financial position and cash flows could be materially and adversely affected. In addition, plans deemed to have a history of “unreasonable” rate increases may be prohibited from participating in the state-based exchanges that become active under the Health Reform Legislation in 2014. Under the regulations, the HHS rate review process would apply only to health plans in the individual and small group markets.
The Congressional Budget Office has estimated that up to 34 million new individuals may eventually gain insurance coverage if the Health Reform Legislation is implemented broadly in its current form. In addition, we expect that implementation of the Health Reform Legislation will increase the demand for products and capabilities offered by our Optum businesses. We have made and will continue to make strategic decisions and investments based, in part, on these assumptions, and our results of operations, financial position and cash flows could be materially and adversely affected if fewer individuals gain coverage under the Health Reform Legislation than estimated or we are unable to attract these new individuals to our UnitedHealthcare offerings, or if the demand for our Optum businesses does not increase.
Certain aspects of the Health Reform Legislation are also being challenged in federal court, with the proponents of such challenges seeking to limit the scope of or have all or portions of the Health Reform Legislation declared unconstitutional. The United States Supreme Court is scheduled to hear oral arguments on certain aspects of these cases in March 2012, including the constitutionality of the individual mandate. Congress may withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could materially and adversely impact our ability to capitalize on the opportunities presented by the Health Reform Legislation or may cause us to incur additional costs of compliance. For example, if the individual mandate is declared unconstitutional or repealed without corresponding changes to other provisions of the Health Reform Legislation to protect against the risk of adverse selection (such as revisions to the guaranteed issue and renewal requirements, prohibition on pre-existing condition exclusions, and rating restrictions), our results of operations, financial position and cash flows could be materially and adversely affected.
Congress is also considering additional health care reform measures, and a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with the Health Reform Legislation. The effects of the Health Reform Legislation and recently adopted state laws, and the regulations that have been and will be promulgated thereunder, are difficult to predict, and we cannot predict whether any other federal or state proposals will ultimately become law. Such laws and rules could force us to materially change how we do business, restrict revenue and enrollment growth in certain products and market segments, restrict premium growth rates for certain products and market segments, adversely change the nature of our contracted network relationships, increase our medical and administrative costs and capital requirements, expose us to an increased risk of liability (including increasing our liability in federal and state courts for coverage determinations and contract interpretation) or put us at risk for loss of business. In addition, our market share, our results of operations, our financial position, including our ability to maintain the value of our goodwill, and our cash flows could be materially and adversely affected by such changes.
For additional information regarding the Health Reform Legislation, see Item 1, “Business - Government Regulation” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Regulatory Trends and Uncertainties.”
As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments and audits that could materially and adversely affect our revenues, results of operations, financial position and cash flows.
We participate in various federal, state and local government health care coverage programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs and CHIP, and receive substantial revenues from these programs. We also provide services to payers through our Optum businesses. These programs generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. For example, CMS reduced or froze Medicare Advantage benchmarks that drive reimbursements between 2009 and 2011, and beginning in 2012, additional cuts to Medicare Advantage benchmarks will take effect, with changes being phased-in over two to six years, depending on the level of benchmark reduction in a county. Although we have adjusted members' benefits and premiums on a selective basis, terminated benefit plans in certain counties, and intensified both our medical and operating cost management in response to these benchmark reductions, there can be no assurance that we will be able to execute successfully on these or other strategies to address changes in the Medicare Advantage program.
As part of the Health Reform Legislation, CMS has developed a system whereby a plan that meets certain quality ratings will be entitled to various quality bonus payments. There can be no assurance that any of our plans will meet these quality ratings. Our revenues, results of operations, financial position and cash flows could be materially and adversely affected by funding reductions, or if our plans do not meet the requirements to receive quality bonus payments. Similarly, any reduction in Medicare Advantage payments could result in downward pressure on payments made to our Collaborative Care business in exchange for services provided to Medicare Advantage plans.
Our participation in the Medicare Advantage, Medicare Part D, and various Medicaid and CHIP programs occurs through bids that are submitted periodically. Revenues for these programs are dependent upon periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs is dependent upon many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level, and general political issues and priorities. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies may materially and adversely affect our revenues, results of operations, financial position and cash flows. State Medicaid programs are also imposing other reforms, such as medical loss ratio requirements on Medicaid managed care organizations, which generally require such plans to rebate ratable portions of their premiums to their state customers if they cannot demonstrate they have met the ratio standards.
CMS uses various payment mechanisms to allocate funding for Medicare programs, including adjusting monthly capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers as well as, for Medicare Part D plans only, based on comparing costs predicted in our annual bids to actual prescription drug costs. Some state Medicaid programs utilize a similar process. For example, our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS or state agencies for purposes of determining the amount of certain payments to us. In 2008, CMS announced that it will perform risk adjustment data validation (RADV) audits of selected Medicare health plans each year to validate the coding practices of and supporting documentation maintained by health care providers, and certain of our local plans have been selected for audit. These audits may result in retrospective adjustments to payments made to our health plans. In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the “error rate” identified in audit samples. In February 2011, CMS announced that it would be making changes to the proposed methodology based, in part, on comments submitted by industry participants. As of the date of this filing, CMS has not published the revised methodology. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.
In addition, the Office of Inspector General for HHS has audited our risk adjustment data for two local plans and has initially communicated its findings, although we cannot predict the final outcome of the audit process. Any payment adjustments required as a result of the audits or otherwise could have a material adverse effect on our results of operations, financial position and cash flows. See Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding these audits.
CMS conducts a variety of routine, regular and special investigations, audits and reviews across the industry. For example, in the fourth quarter of 2011, CMS conducted an audit of our Medicare Advantage and Part D business. We are in the process of responding to preliminary findings. As with any CMS review, in the event we fail to comply with applicable CMS and state laws, regulations and rules, our results of operations, financial position and cash flows could be materially and adversely affected.
Under the Medicaid Managed Care program, state Medicaid agencies are periodically required by federal law to seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid Managed Care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and we will not have additional members auto-assigned to us. For example, we lost approximately 470,000 of our auto-enrolled low-income subsidy members effective January 1, 2012, because certain of our bids exceeded thresholds set by the government. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare program or other programs on which we bid, or our competitors submit bids at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.

If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to address emerging security threats or detect and prevent privacy and security incidents, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Further, many of our businesses are subject to the Payment Card Industry Data Security Standards (PCI DSS), which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. See Item 1, “Business - Government Regulation” for additional information. HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements. Even though we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we still have limited oversight or control over their actions and practices.
Our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.
Compliance with new laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. For example, our ability to collect, disclose and use sensitive personal information may be further restricted, and we are awaiting final HHS regulations for many key aspects of the ARRA amendments to HIPAA, such as with regard to marketing, electronic health records and access reports (which may necessitate system changes). In addition, HHS has announced a pilot audit program to assess HIPAA compliance efforts by covered entities through 2012. Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.
Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation, results of operations, financial position and cash flows, including the following consequences: mandatory disclosure of a privacy or security breach to the media; significant increases in the cost of managing and remediating privacy or security incidents; enforcement actions; material fines and penalties; an impact on our ability to process credit card transactions as well as an increase in related expenses; litigation; compensatory, special, punitive, and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.
Our businesses providing PBM services face regulatory and other risks and uncertainties associated with the PBM industry that may differ from the risks of our business of providing managed care and health insurance products.
We provide PBM services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern their relationships with pharmaceutical manufacturers, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices. See Item 1, “Business - Government Regulation” for a discussion of various federal and state laws and regulations governing our PBM businesses.
OptumRx also conducts business as a mail order pharmacy and specialty pharmacy, which subjects it to extensive federal, state and local laws and regulations. The failure to adhere to these laws and regulations could expose OptumRx to civil and criminal penalties.
Our PBM businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers, and could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions at any of our mail order or specialty pharmacies due to an accident or an event that is beyond our control could affect our ability to timely process and dispense prescriptions and could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our PBM businesses provide services to sponsors of health benefit plans that are subject to ERISA. The DOL, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by our PBM businesses even where our PBM businesses are not contractually obligated to assume fiduciary obligations. In the event a court were to determine that fiduciary obligations apply to our PBM businesses in connection with services for which our PBM businesses are not contractually obligated to assume fiduciary obligations, we could be subject to claims for breaches of fiduciary obligations or entering into certain prohibited transactions.
UnitedHealthcare Employer & Individual is transitioning pharmacy benefit management for approximately 12 million of its commercial members, including pharmacy claims adjudication and customer service, from Medco Health Solutions, Inc. to OptumRx beginning in 2013. If we are unable to execute the transition effectively, UnitedHealthcare Employer & Individual could face loss of business, which could adversely impact our results of operations, financial position and cash flows.
If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses compete throughout the United States and face significant competition in all of the geographic markets in which we operate. We compete with other companies on the basis of many factors, including price of benefits offered and cost and risk of alternatives, location and choice of health care providers, quality of customer service, comprehensiveness of coverage offered, reputation for quality care, financial stability and diversity of product offerings. For our UnitedHealthcare reporting segment, competitors include Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the BlueCross BlueShield Association and other enterprises that serve more limited geographic areas or market segments such as Medicare and Medicaid specialty services. For our OptumRx business, competitors include Medco Health Solutions, Inc., CVS/Caremark Corporation and Express Scripts, Inc. Our OptumHealth and OptumInsight reporting segments also compete with a broad and diverse set of businesses.
In particular markets, competitors may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; existing business relationships; or other factors that give such competitors a competitive advantage. In addition, significant merger and acquisition activity has occurred in the industries in which we operate, both as to our competitors and suppliers (including hospitals, physician groups and other care professionals) in these industries. Consolidation may make it more difficult for us to retain or increase customers, to improve the terms on which we do business with our suppliers, or to maintain or increase profitability. If we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect, if membership or demand for other services declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, our business, results of operations, financial position and cash flows could be materially and adversely affected.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals, and other health care providers, our business could be materially and adversely affected.
We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for services. Our results of operations and prospects are substantially dependent on our continued ability to contract for these services at competitive prices. Failure to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows.
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
In addition, we have capitation arrangements with some physicians, hospitals and other health care providers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of premiums to cover all or a defined portion of the medical costs provided to the capitated member. Under some capitated arrangements, the provider may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. There can be no assurance that health care providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
Some providers that render services to our members do not have contracts with us. In those cases, we do not have a pre-established understanding about the amount of compensation that is due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in most instances, it is either not defined or it is established by a standard that does not clearly specify dollar terms. In some instances, providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover from our members the difference between what we have paid them and the amount they charged us. For example, we are involved in litigation with out-of-network providers, as described in more detail in “Litigation Matters” in Note 12 of Notes to the Consolidated Financial Statements.
Accountable care organizations (ACOs) and other organizational structures that physicians, hospitals, and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. These changes may affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our results of operations, financial position and cash flows could be adversely affected.
The success of certain Optum businesses depends on maintaining satisfactory physician relationships. The primary care physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. If we are unable to maintain satisfactory relationships with primary care physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with health insurance and HMO competitors of UnitedHealthcare. If our affiliated physician organizations fail to maintain relationships with these health insurance or HMO companies, our results of operations, financial position and cash flows could be materially and adversely affected.
In addition, physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and certain health care providers are customers of our Optum businesses. Given the importance of health care providers and other constituents to our businesses, failure to maintain satisfactory relationships with them could materially and adversely affect our results of operations, financial position and cash flows.
Sales of our products and services are dependent on our ability to attract, retain and provide support to a network of independent producers and consultants.
Our products are sold in part through independent producers and consultants who assist in the production and servicing of business. We typically do not have long-term contracts with our producers and consultants, who generally are not exclusive to us and who typically also recommend and/or market health care products and services of our competitors. As a result, we must compete intensely for their services and allegiance. Our sales would be materially and adversely affected if we are unable to attract or retain independent producers and consultants or if we do not adequately provide support, training and education to them regarding our product portfolio, or if our sales strategy is not appropriately aligned across distribution channels.
Because producer commissions are included as administrative expenses under the medical loss ratio requirements of the Health Reform Legislation, these expenses will be under the same cost reduction pressures as other administrative costs. Our relationships with producers could be materially and adversely impacted by changes in our business practices and the nature of our relationships to address these pressures, including potential reductions in commissions.
In addition, there have been a number of investigations regarding the marketing practices of producers selling health care products and the payments they receive. These have resulted in enforcement actions against companies in our industry and producers marketing and selling these companies' products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of producers who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans, which could materially and adversely impact our ability to market our products.
Our relationship with AARP is important and the loss of such relationship could have an adverse effect on our business and results of operations.
Under our agreements with AARP, we provide AARP-branded Medicare Supplement insurance, hospital indemnity insurance and other products and services to AARP members under a Supplement Health Insurance Program (the AARP Program). We also provide AARP-branded Medicare Advantage and Medicare Part D prescription drug plans to both AARP members and non-members. Our agreements with AARP extend to December 31, 2017 for the AARP Program and December 31, 2014 for the Medicare Advantage and Medicare Part D offerings. Our agreements with AARP contain commitments regarding corporate governance, corporate social responsibility, diversity and measures intended to improve and simplify the health care experience for consumers. The AARP agreements may be terminated early under certain circumstances, including, depending on the agreement, a material breach by either party, insolvency of either party, a material adverse change in our financial condition, material changes in the Medicare programs, material harm to AARP caused by us, and by mutual agreement. The success of our AARP arrangements depends, in part, on our ability to service AARP and its members, develop additional products and services, price the products and services competitively, meet our corporate governance, corporate social responsibility, and diversity commitments, and respond effectively to federal and state regulatory changes. The loss of our AARP relationship could have an adverse effect on our business and results of operations.
Because of the nature of our business, we are routinely subject to various litigation actions, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties and/or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
Because of the nature of our business, we are routinely made party to a variety of legal actions related to, among other things, the design, management and delivery of our product and service offerings. These matters have included or could in the future include claims related to health care benefits coverage and payment (including disputes with enrollees, customers, and contracted and non-contracted physicians, hospitals and other health care professionals), tort (including claims related to the delivery of health care services), contract disputes and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups and consumers. We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. We record liabilities for our estimates of the probable costs resulting from self-insured matters; however, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
A description of significant legal actions in which we are currently involved is included in Note 12 of Notes to the Consolidated Financial Statements. We cannot predict the outcome of these actions with certainty, and we are incurring expenses in resolving these matters. The legal actions we face or may face in the future could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. In addition, certain legal actions could result in adverse publicity, which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in select markets and businesses.
Unfavorable economic conditions could materially and adversely affect our revenues and our results of operations.
Unfavorable economic conditions may continue to impact demand for certain of our products and services. For example, decreases in employment have caused and could continue to cause lower enrollment in our employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of our employer group plans. Unfavorable economic conditions have also caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, unfavorable economic conditions could continue to adversely impact our employer group renewal prospects and our ability to increase premiums and could result in cancellation of products and services by our customers. All of these could lead to a decrease in our membership levels and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could materially and adversely affect our revenues, results of operations, financial position and cash flows. In addition, the state and federal budgetary pressures could cause the government to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on insurance companies and health maintenance organizations and surcharges or fees on select fee-for-service and capitated medical claims, and could materially and adversely affect our results of operations, financial position and cash flows.
In addition, a prolonged unfavorable economic environment could adversely impact the financial position of hospitals and other care providers, which could materially and adversely affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could adversely impact the customers of our Optum businesses, including health plans, HMOs, hospitals, care providers, employers and others, which could, in turn, materially and adversely affect Optum's financial results.
Our investment portfolio may suffer losses, which could materially and adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which comprise the vast majority of the fair value of our investments as of December 31, 2011. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income, and a prolonged low interest rate environment could further adversely affect our investment income. In addition, a delay in payment of principal and/or interest by issuers, or defaults by issuers (primarily from investments in corporate and municipal bonds), could reduce our net investment income and we may be required to write down the value of our investments, which would materially and adversely affect our profitability and shareholders' equity.
We also allocate a small proportion of our portfolio to equity investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions, and many other factors beyond our control can materially and adversely affect the value of our equity investments and may result in investment losses.
There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our shareholders' equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have a material adverse effect on our results of operations and the capital position of regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, shareholders' equity and debt ratings could be materially and adversely affected.
Goodwill and other intangible assets were $26.8 billion as of December 31, 2011, representing 39% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. For example, the manner in or the extent to which the Health Reform Legislation is implemented may impact our ability to maintain the value of our goodwill and other intangible assets in our business. Similarly, the value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and shareholders' equity in the period in which the impairment occurs. A material decrease in shareholders' equity could, in turn, adversely impact our debt ratings or potentially impact our compliance with existing debt covenants.
Large-scale medical emergencies may result in significant medical costs and may have a material adverse effect on our results of operations, financial position and cash flows.
Large-scale medical emergencies can take many forms and can cause widespread illness and death. Such emergencies could materially and adversely affect the U.S. economy in general and the health care industry specifically. For example, in the event of a natural disaster, bioterrorism attack, pandemic or other extreme events, we could face, among other things, significant medical costs and increased use of health care services. Any such disaster or similar event could have a material adverse effect on our results of operations, financial position and cash flows.
If we fail to properly maintain the integrity or availability of our data or to strategically implement new or upgrade or consolidate existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our ability to adequately price our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to accurately report our results of operations depends on the integrity of the data in our information systems. As a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, emerging cybersecurity risks and threats, and changing customer patterns. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting our systems against cybersecurity risks and threats, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management's time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
Certain of our businesses sell and install hardware and software products, and these products may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. Connectivity among competing technologies is becoming increasingly important in the health care industry. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.
In addition, an uncertain and rapidly evolving federal, state, international and industry legislative and regulatory framework related to the health information technology market may make it difficult to achieve and maintain compliance and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
If we are not able to protect our proprietary rights to our databases and related products, our ability to market our knowledge and information-related businesses could be hindered and our results of operations, financial position and cash flows could be materially and adversely affected.
We rely on our agreements with customers, confidentiality agreements with employees, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services and our results of operations, financial position and cash flows could be materially and adversely affected.
Our ability to obtain funds from some of our subsidiaries is restricted and if we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations and financial position could be materially and adversely affected.
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from some of our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by states' departments of insurance. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated by the applicable subsidiary. A significant increase in premium volume will require additional capitalization from us. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends from these subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment cycle, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations and financial position could be materially and adversely affected.
Any failure by us to manage and complete acquisitions and other significant strategic transactions successfully could materially and adversely affect our business, prospects, results of operations, financial position and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows. For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
Downgrades in our credit ratings, should they occur, may adversely affect our business, financial condition and results of operations.
Claims paying ability, financial strength, and credit ratings by nationally recognized statistical rating organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically and there can be no assurance that current credit ratings will be maintained in the future. Our ratings reflect each credit rating agency's opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. Downgrades in our credit ratings, should they occur, may adversely affect our results of operations, financial position and cash flows.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
To support our business operations in the United States and other countries, as of December 31, 2011, we owned and/or leased real properties totaling approximately 16 million square feet, owning approximately 1 million aggregate square feet of space and leasing the remainder, primarily in the United States. Our leases expire at various dates through September 2028. Our various reporting segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.
ITEM 3.    LEGAL PROCEEDINGS
See Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference in this report.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2012, there were 15,978 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE were as follows:

	High	Low	Cash Dividends Declared
2012
First quarter (through February 8, 2012)	$54.18	$49.82	$0.1625

2011
First quarter	$45.75	$36.37	$0.1250
Second quarter	$52.64	$43.30	$0.1625
Third quarter	$53.50	$41.27	$0.1625
Fourth quarter	$51.71	$41.32	$0.1625

2010
First quarter	$36.07	$30.97	$0.0300
Second quarter	$34.00	$27.97	$0.1250
Third quarter	$35.94	$27.13	$0.1250
Fourth quarter	$38.06	$33.94	$0.1250
DIVIDEND POLICY
In May 2011, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, we had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2011

For the Month Ended	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)			(in millions)	(in millions)
October 31, 2011	—		$—	—	84
November 30, 2011	—		$—	—	84
December 31, 2011	19	(b)	$47	19	65
Total	19		$47	19

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In May 2011, the Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program. As of December 31, 2011, we had Board authorization to purchase up to an additional 65 million shares of our common stock.

(b)	Shares repurchased in December were purchased under a prepaid share repurchase program based on volume weighted average share prices for the fourth quarter.

PERFORMANCE GRAPHS
The following two performance graphs compare our total return to shareholders with the returns of indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”), for the five-year period ended December 31, 2011. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2011. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2006 in our common stock and in each index, and that dividends were reinvested when paid.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UnitedHealth Group, the S&P 500 Index, and Fortune 50

	12/06	12/07	12/08	12/09	12/10	12/11
UnitedHealth Group	$100.00	$108.38	$49.58	$56.89	$68.21	$96.98
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Fortune 50 Group	100.00	93.51	49.24	55.06	65.06	65.04
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group
The companies included in our peer group are Aetna Inc., Cigna Corporation, Coventry Health Care, Inc., Humana Inc. and WellPoint, Inc. We believe that this peer group reflects publicly traded peers to our UnitedHealthcare businesses.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UnitedHealth Group, the S&P 500 Index, and a Peer Group

	12/06	12/07	12/08	12/09	12/10	12/11
UnitedHealth Group	$100.00	$108.38	$49.58	$56.89	$68.21	$96.98
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	120.65	53.78	73.27	74.94	96.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

	For the Year Ended December 31,
(In millions, except percentages and per share data)	2011	2010	2009	2008	2007
Consolidated operating results
Revenues	$101,862	$94,155	$87,138	$81,186	$75,431
Earnings from operations	8,464	7,864	6,359	5,263	7,849
Net earnings	5,142	4,634	3,822	2,977	4,654
Return on shareholders' equity (a)	18.9%	18.7%	17.3%	14.9%	22.4%
Basic net earnings per common share	$4.81	$4.14	$3.27	$2.45	$3.55
Diluted net earnings per common share	4.73	4.10	3.24	2.40	3.42
Common stock dividends per share	0.6125	0.4050	0.0300	0.0300	0.0300

Consolidated cash flows from (used for)
Operating activities	$6,968	$6,273	$5,625	$4,238	$5,877
Investing activities	(4,172)	(5,339)	(976)	(5,072)	(4,147)
Financing activities	(2,490)	(1,611)	(2,275)	(605)	(3,185)

Consolidated financial condition
(As of December 31)
Cash and investments	$28,172	$25,902	$24,350	$21,575	$22,286
Total assets	67,889	63,063	59,045	55,815	50,899
Total commercial paper and long-term debt	11,638	11,142	11,173	12,794	11,009
Shareholder's equity	28,292	25,825	23,606	20,780	20,063
Debt to debt-plus-equity ratio	29.1%	30.1%	32.1%	38.1%	35.4%

(a)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters of the year presented.

Financial Highlights should be read with the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company, whose mission is to help people live healthier lives and help make health care work better. Through our diversified family of businesses, we leverage core competencies in advanced, enabling technology; health care data, information and intelligence; and care management and coordination to help meet the demands of the health system. These core competencies are deployed within our two distinct, but strategically aligned, business platforms: health benefits operating under UnitedHealthcare and health services operating under Optum.

UnitedHealthcare serves the health benefits needs of individuals across life's stages through three businesses. UnitedHealthcare Employer & Individual serves individual consumers and employers. The unique health needs of seniors are served by UnitedHealthcare Medicare & Retirement. UnitedHealthcare Community & State serves the public health marketplace, offering states innovative Medicaid solutions.
Optum serves health system participants including consumers, physicians, hospitals, governments, insurers, distributors and pharmaceutical companies, through its OptumHealth, OptumInsight and OptumRx businesses.
Revenues
Our revenues are primarily comprised of premiums derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and we assume the economic risk of funding our customers’ health care benefits and related administrative costs. Effective in 2011, commercial health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Health Reform Legislation and implementing regulations, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions) are required to rebate ratable portions of their premiums annually. As a result, our quarterly premium revenue may be reduced by a pro rata estimate of our full-year premium rebate payable under the Health Reform Legislation. Any required rebate payments for the current year are made in the third quarter of the subsequent year. We also generate revenues from fee-based services performed for customers that self-insure the health care costs of their employees and employees’ dependants. For both risk-based and fee-based health care benefit arrangements, we provide coordination and facilitation of medical services; transaction processing; health care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. We also generate service revenues from our Optum businesses. Product revenues are mainly comprised of products sold by our pharmacy benefit management business. We derive investment income primarily from interest earned on our investments in debt securities; investment income also includes gains or losses when investment securities are sold, or other-than-temporarily impaired.
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
Business Trends
Our businesses participate in the U.S. health economy, which comprises approximately 18% of U.S. gross domestic product and has grown consistently for many years. We expect overall spending on health care in the U.S. to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.
In 2012, we expect increasing unit costs to continue to be the primary cost driver of medical cost trends and we project steadily increasing medical system utilization over the course of the year. We also expect an increase in prescription drug costs. We will continue to work to manage medical cost trends through care management programs, affordable network relationships, pay-for-performance reimbursement programs for care providers, and targeted clinical management programs and initiatives focused on improving quality and affordability. Additionally, employers are continuing to select products with benefit designs that shift more of the costs to the employee. This cost shifting continues to mitigate increases in medical cost trends.
Our businesses focus on affordability, consumer empowerment, wellness and prevention, payment innovations, and enhanced distribution to better serve our customer and consumer needs and demands. These business objectives are consistent with the goals of health care reform. We expect that the portion of our costs that is tied to incentive contracts that reward providers for outcome-based results and improved cost efficiencies will continue to increase. Care providers are facing market pressures to change from fee-for-service models to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. This is creating the need for health management services that can coordinate care around the primary care physician and for investment in new clinical and administrative information and management systems. The impact of such changes on our results of operations is uncertain but, we expect them to moderate the rate at which medical costs increase. This trend also provides growth opportunities for our OptumHealth and OptumInsight businesses.
We attempt to price our products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics and premium rebates at the local market level. We seek to sustain a stable medical care ratio for an equivalent mix of business. However, changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and Health Reform Legislation may impact our premiums, medical costs and medical care ratio. In 2012, we continue to expect reimbursements to be under pressure through government payment rates and continued market competition in commercial products.
Regulatory Trends and Uncertainties
In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, the Medicaid and Medicare programs, CHIP and other aspects of the health care system. HHS, the DOL, the IRS and the Treasury Department have issued or proposed regulations on a number of aspects of Health Reform Legislation, but final rules and interim guidance on other key aspects of the legislation, all of which have a variety of effective dates, remain pending.
The Health Reform Legislation and the related federal and state regulations will impact how we do business and could restrict growth and restrict premium rate increases in certain products and market segments, increase our medical and administrative costs, or expose us to an increased risk of liability, any or all of which could have a material adverse effect on us.
We also anticipate that the Health Reform Legislation will further increase attention on the need for health care cost containment and improvements in quality, with a focus on prevention, wellness and disease management. We believe demand for many of our service offerings, such as consulting services, data management, information technology and related infrastructure construction, disease management, and population-based health and wellness programs will continue to grow.

Following is a listing of some of the key provisions of the Health Reform Legislation and other regulatory items along with management's view of the related trends and uncertainties that may cause reported financial information to not be indicative of future operating performance or of future financial condition.
Premium Rebates
Effective in 2011, commercial health plans with medical loss ratios on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually. The potential for and size of the rebates are measured by state, by group size and by licensed subsidiary.
In the aggregate, the rebate regulations cap the level of margin that can be attained.
The disaggregation of insurance pools into smaller pools will likely decrease the predictability of results for any given pool and could lead to variation over time in the estimates of rebates owed.
Other market participants could implement changes to their business practices in response to the Health Reform Legislation, which could positively or negatively impact our growth and market share. Insurers could elect to change pricing, modify product features or benefits, adjust their mix of business or even exit segments of the market. They could also seek to adjust their operating costs by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. We have made changes to reduce our product distribution costs in the individual market in response to the Health Reform Legislation, including reducing producer commissions, and are implementing changes to distribution in the large group insured market segment. These changes could impact future growth in these products.
Commercial Rate Increase Review
The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS established a review threshold of annual premium rate increases generally at or above 10% (with state-specific thresholds to be applicable commencing September 2012), and clarified that the HHS review will not supersede existing state review and approval processes. The regulations further require commercial health plans to provide to the states and HHS extensive information supporting any rate increase of 10% (or applicable state threshold) or more. Under the regulations, the HHS rate review process would apply only to health plans in the individual and small group markets.
The Federal government is also encouraging states to intensify their reviews of requests for rate increases by affected commercial health plans (including large group plans) and providing funding to assist in those state-level reviews. Since August 2010, HHS has allocated approximately $250 million for grants to states to enable the states to conduct more robust reviews of requests for premium increases. Many states have applied for and received grants, and state regulators have signaled their intent to more closely scrutinize premium rates.
Premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states in 2011. As a result, we have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California, New York and Rhode Island. Depending on the level of scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression.
Medicare Advantage Rates
As part of the Health Reform Legislation, Medicare Advantage risk adjusted benchmarks, which ultimately drive our CMS payments, were reduced by 1.6% in 2011 from 2010 levels. Beginning in 2012, additional cuts to Medicare Advantage benchmarks have taken effect (benchmarks will ultimately range from 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of benchmark reduction in a county. These changes could result in reduced enrollment or reimbursement or payment levels.
We expect the 2012 rates will be outpaced by underlying medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. There are a number of annual adjustments we can make to our operations, which may partially offset any impact from these rate reductions. For example, we can seek to intensify our medical and operating cost management, adjust members' benefits and decide on a county-by-county basis in which geographies to participate.
Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses that may offset these anticipated rate reductions. We also may be able to mitigate the effects of reduced funding on margins by increasing enrollment due to the increases in the number of people eligible for Medicare in coming years. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.
It is also anticipated that CMS will release the final Medicare Advantage Risk Adjustment Data Validation (RADV) audit methodology in 2012. RADV audits are intended to validate that the risk-adjusted payments Medicare Advantage plans receive are supported by medical record data. Depending upon the final RADV methodology released by CMS, recoveries from RADV audits may result in additional rate pressure.
Budget Control Act's Medicare Sequestration
Congress passed the Budget Control Act of 2011, which, following the failure of the Joint Select Committee on Deficit Reduction to cut the federal deficit by $1.2 trillion, triggers automatic across-the-board budget cuts (sequestration), including Medicare spending cuts averaging 2% of total program costs for nine years, starting in 2013. Medicare payments exempted from sequestration include:

•	Part D low-income subsidies;

•	Part D catastrophic subsidies; and

•	Payments to states for coverage of Medicare cost-sharing for certain low-income Medicare beneficiaries.

The Office of Management and Budget is responsible for determining, calculating and implementing cuts. We are exploring strategies to mitigate any impact that may result from the cuts beginning in 2013.
Insurance Industry Fee
The Health Reform Legislation includes an annual insurance industry assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter). The annual fee will be allocated based on the ratio of an entity's net premiums written during the preceding calendar year to the total health insurance for any U.S. health risk that is written during the preceding calendar year, subject to certain exceptions and uncertainties.
Our effective income tax rate will increase significantly in 2014 due to the non-deductibility of these fees.
Premium increases will be necessary to offset the impact of these and other provisions. Premium increases are generally subject to state regulatory approval and potentially to federal review. Other market participants could increase premiums at different levels which could impact our market share positively or negatively.
State-based Exchanges and Coverage Expansion
Effective in 2014, exchanges are required to be established for individuals and small employers as well as certain CHIP eligibles. The exchanges will be state-based. If a state fails to establish an exchange by the required deadline, exchanges may be administered through a federal/state partnership or by the federal government.
Among other things, the Health Reform Legislation eliminates pre-existing condition exclusions and annual and lifetime maximum limits and restricts the extent to which policies can be rescinded. The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. The Health Reform Legislation includes an MOE provision that requires states to maintain their eligibility rules for people covered by Medicaid, until the Secretary of HHS determines that an insurance exchange is operational in a given state. The MOE provision is intended to prevent states from reducing eligibility standards and determination procedures as a way to remove adults above 133% of the federal poverty level from Medicaid before implementation of expanded Medicaid coverage effective in January 2014. However, states with, or projecting, a budget deficit may apply for an exception to the MOE provision. Additionally, individual states may accelerate their procurement of Medicaid managed care services in 2012 and 2013 for sizeable groups of Medicaid program beneficiaries in order to even their administrative workloads in advance of Medicaid market expansion taking place in 2014.
The Congressional Budget Office has estimated that up to 34 million additional individuals may eventually gain insurance coverage if the Health Reform Legislation is implemented broadly in its current form. This represents an opportunity for us to increase membership. However, serving these individuals may generate different profit margins than our existing business due to various factors, including the health status of the newly insured individuals.
We expect existing participants in Medicare and Medicaid and new enrollees in state-based exchanges to transition between products and programs, offering us opportunities to design products and services that enable us to compete for new business across business segments on an ongoing basis. An acceleration of Medicaid managed care services could increase near-term business growth opportunities for UnitedHealthcare Community & State. However, if states are successful in obtaining MOE waivers and allow certain Medicaid programs to expire, we could experience reduced Medicaid enrollment.
Court Proceedings
Court proceedings related to the Health Reform Legislation continue to evolve. These court proceedings, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law. For additional information regarding the Health Reform Legislation, see Item 1, “Business - Government Regulation” and Item 1A, “Risk Factors.”

RESULTS SUMMARY

				Change		Change
(in millions, except percentages and per share data)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$91,983	$85,405	$79,315	$6,578	8%	$6,090	8%
Services	6,613	5,819	5,306	794	14	513	10
Products	2,612	2,322	1,925	290	12	397	21
Investment and other income	654	609	592	45	7	17	3
Total revenues	101,862	94,155	87,138	7,707	8	7,017	8
Operating costs:
Medical costs	74,332	68,841	65,289	5,491	8	3,552	5
Operating costs	15,557	14,270	12,734	1,287	9	1,536	12
Cost of products sold	2,385	2,116	1,765	269	13	351	20
Depreciation and amortization	1,124	1,064	991	60	6	73	7
Total operating costs	93,398	86,291	80,779	7,107	8	5,512	7
Earnings from operations	8,464	7,864	6,359	600	8	1,505	24
Interest expense	(505)	(481)	(551)	24	5	(70)	(13)
Earnings before income taxes	7,959	7,383	5,808	576	8	1,575	27
Provision for income taxes	(2,817)	(2,749)	(1,986)	68	2	763	38
Net earnings	$5,142	$4,634	$3,822	$508	11%	$812	21%
Diluted net earnings per common share	$4.73	$4.10	$3.24	$0.63	15%	$0.86	27%
Medical care ratio (a)	80.8%	80.6%	82.3%	0.2%		(1.7)%
Operating cost ratio (b)	15.3	15.2	14.6	0.1		0.6
Operating margin	8.3	8.4	7.3	(0.1)		1.1
Tax rate	35.4	37.2	34.2	(1.8)		3.0
Net margin	5.0	4.9	4.4	0.1		0.5
Return on equity (c)	18.9%	18.7%	17.3%	0.2%		1.4%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)	Operating cost ratio is calculated as operating costs divided by total revenues.

(c)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters of the year presented.

SELECTED OPERATING PERFORMANCE AND FINANCIAL LIQUIDITY ITEMS
The following represents a summary of selected 2011 operating and liquidity items. These matters should not be considered by themselves; see below for further discussion and analysis.

•	Consolidated total revenues of $102 billion increased 8% over 2010.

•	UnitedHealthcare revenues of $95 billion rose 7% over 2010.

•	Optum revenues of $29 billion increased 21% over 2010.

•	UnitedHealthcare enrollment during 2011 grew by 1.6 million people in 2011.

•	Consolidated medical care ratio of 80.8% increased 20 basis points over 2010.

•	Net earnings of $5 billion and diluted earnings per share of $4.73 are up 11% and 15%, respectively over 2010.

•	Return on Equity of 18.9% increased 20 basis points over 2010.

•	Operating cash flows of $7 billion rose 11% over 2010.

•	Liquidity:

◦	Extended our credit agreement to December 2016 and increased capacity to $3 billion.

◦	2011 debt offerings raised new debt totaling $2.25 billion.

◦	Debt to debt-plus-equity ratio decreased 100 basis points from 2010 to 29.1%.

2011 RESULTS OF OPERATIONS COMPARED TO 2010 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the year ended December 31, 2011 were driven by strong organic growth in the number of individuals served in our UnitedHealthcare businesses, commercial premium rate increases reflecting underlying medical cost trends and revenue growth across all Optum businesses.
Medical Costs
Medical costs for the year ended December 31, 2011 increased due to risk-based membership growth in our commercial and public and senior markets businesses and continued increases in the cost per service paid for health system use, and a modest increase in health system utilization, mainly in outpatient and physician office settings. Unit cost increases represented the majority of the increases in our medical cost trend, with the largest contributor being price increases to hospitals.
For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For 2011 and 2010 there was $720 million and $800 million, respectively, of net favorable medical cost development related to prior fiscal years. The favorable development in both periods was primarily driven by continued improvements in claims submission timeliness, which resulted in higher completion factors and lower than expected health system utilization levels. The favorable development in 2010 also benefited from a reduction in reserves needed for disputed claims from care providers; and favorable resolution of certain state-based assessments.
Operating Costs
The increase in our operating costs for the year ended December 31, 2011 was due to business growth, including an increased mix of Optum and UnitedHealthcare fee-based and service revenues, which have higher operating costs, and increased spending related to reform readiness and compliance. These factors were partially offset by overall operating cost management and the increase in 2010 operating costs due to the goodwill impairment and charges for a business line disposition of certain i3-branded clinical trial service businesses. See Note 6 of Notes to the Consolidated Financial Statements for further detail on the goodwill impairment.
Income Tax Rate
The effective income tax rate for the year ended December 31, 2011 decreased compared to the prior year due to favorable resolution of various historical tax matters in the current year as well as a higher effective income tax rate in 2010, due to the cumulative implementation of certain changes under the Health Reform Legislation.
Reportable Segments
Our two business platforms, UnitedHealthcare and Optum, are comprised of four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
See Note 13 of Notes to the Consolidated Financial Statements for a description of the types and services from which each of our reportable segments derives its revenues.
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

On January 1, 2011, we realigned certain of our businesses to respond to changes in the markets we serve. Prior period segment financial information has been recast to conform to the 2011 presentation. See Note 2 of Notes to Consolidated Financial Statements for more information on our business realignment. The following table presents reportable segment financial information:

				Change		Change
(in millions, except percentages)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues
UnitedHealthcare	$95,336	$88,730	$82,730	$6,606	7%	$6,000	7%
OptumHealth	6,704	4,565	4,212	2,139	47	353	8
OptumInsight	2,671	2,342	1,823	329	14	519	28
OptumRx	19,278	16,724	14,401	2,554	15	2,323	16
Total Optum	28,653	23,631	20,436	5,022	21	3,195	16
Eliminations	(22,127)	(18,206)	(16,028)	(3,921)	nm	(2,178)	nm
Consolidated revenues	$101,862	$94,155	$87,138	$7,707	8%	$7,017	8%
Earnings from operations
UnitedHealthcare	$7,203	$6,740	$4,833	$463	7%	$1,907	39%
OptumHealth	423	511	599	(88)	(17)	(88)	(15)
OptumInsight	381	84	246	297	354	(162)	(66)
OptumRx	457	529	681	(72)	(14)	(152)	(22)
Total Optum	1,261	1,124	1,526	137	12	(402)	(26)
Consolidated earnings from operations	$8,464	$7,864	$6,359	$600	8%	$1,505	24%
Operating margin
UnitedHealthcare	7.6%	7.6%	5.8%	—%		1.8%
OptumHealth	6.3	11.2	14.2	(4.9)		(3.0)
OptumInsight	14.3	3.6	13.5	10.7		(9.9)
OptumRx	2.4	3.2	4.7	(0.8)		(1.5)
Total Optum	4.4	4.8	7.5	(0.4)		(2.7)
Consolidated operating margin	8.3%	8.4%	7.3%	(0.1)%		1.1%
nm = not meaningful
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

				Change		Change
(in billions, except percentages)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
UnitedHealthcare Employer & Individual	$45.4	$42.6	$42.3	$2.8	7%	$0.3	1%
UnitedHealthcare Medicare & Retirement	36.1	34.0	30.6	2.1	6	3.4	11
UnitedHealthcare Community & State	13.8	12.1	9.8	1.7	14	2.3	23
Total UnitedHealthcare revenue	$95.3	$88.7	$82.7	$6.6	7%	$6.0	7%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

				Change		Change
(in thousands, except percentages)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Commercial risk-based	9,550	9,405	9,415	145	2%	(10)	—%
Commercial fee-based	16,320	15,405	15,210	915	6	195	1
Total commercial	25,870	24,810	24,625	1,060	4	185	1
Medicare Advantage	2,240	2,070	1,790	170	8	280	16
Medicaid	3,525	3,320	2,900	205	6	420	14
Medicare Supplement	2,935	2,770	2,680	165	6	90	3
Total public and senior	8,700	8,160	7,370	540	7	790	11
Total UnitedHealthcare - medical	34,570	32,970	31,995	1,600	5%	975	3%
Supplemental Data:
Medicare Part D stand-alone	4,855	4,530	4,300	325	7%	230	5%
UnitedHealthcare's revenue growth for the year ended December 31, 2011 was due to growth in the number of individuals served across our businesses and commercial premium rate increases reflecting expected underlying medical cost trends.
UnitedHealthcare's earnings from operations for the year ended December 31, 2011 increased compared to the prior year as revenue growth and improvements in the operating cost ratio more than offset increased compliance costs and an increase to the medical care ratio, which was primarily due to the initiation of premium rebate obligations in 2011, and lower favorable reserve development levels.
In our Medicare Part D stand-alone business, we estimate that we entered January 2012 down approximately 625,000 people, primarily as a result of the loss of approximately 470,000 of our auto-assigned low-income subsidy Medicare Part D beneficiaries in a number of regions being automatically reassigned to other plans as part of the annual bid process managed by CMS. We believe that we will grow from this level throughout the course of the year in the open retail market.
In February 2012, we added 117,000 Medicare Advantage members from the acquisition of XLHealth Corporation.
Optum. Total revenue for these businesses increased in 2011 due to business growth and acquisitions at OptumHealth and OptumInsight and growth in customers served through pharmaceutical benefit management programs at OptumRx.
Optum’s operating margin for the year ended December 31, 2011 was down compared to 2010. The decrease was due to changes in business mix within Optum’s businesses and realignment of certain internal business arrangements.
The results by segment were as follows:
OptumHealth
Increased revenues at OptumHealth for the year ended December 31, 2011 were primarily due to expansions in service offerings through acquisitions in clinical services, as well as growth in consumer and population health management offerings.
Earnings from operations for the year ended December 31, 2011 and operating margin decreased compared to 2010. The decreases reflect the impact from internal business and service arrangement realignments and the mix effect of growth and expansion in newer businesses such as clinical services.
OptumInsight
Increased revenues at OptumInsight for the year ended December 31, 2011 were due to the impact of organic growth and the full-year impact of 2010 acquisitions, which were partially offset by the divestiture of the clinical trials services business in June 2011.
The increases in earnings from operations and operating margins for the year ended December 31, 2011 reflect an increased mix of higher margin services in 2011 as well as the effect on 2010 earnings from operations and operating margin of the goodwill impairment and charges for a business line disposition of certain i3-branded clinical trial service businesses. See Note 6 of Notes to the Consolidated Financial Statements for further detail on the goodwill impairment.

OptumRx
The increase in OptumRx revenues for the year ended December 31, 2011 was due to increased prescription volumes, primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business, and a favorable mix of higher revenue specialty drug prescriptions. Intersegment revenues eliminated in consolidation were $16.7 billion and $14.4 billion for the years ended December 31, 2011 and 2010, respectively.
OptumRx earnings from operations and operating margins for 2011 decreased as the mix of lower margin specialty pharmaceuticals and Medicaid business and investments to support growth initiatives including the in-sourcing of our commercial pharmacy benefit programs more than offset the earnings contribution from higher revenues and greater use of generic medications.
We will consolidate and manage the majority of our commercial pharmacy benefit programs internally when our contract with Medco Health Solutions, Inc. expires at the end of 2012. The investments in our infrastructure and to expand our capacity will likely cause a decrease in earnings from operations and operating margin as in 2012, OptumRx expects to absorb approximately $115 million of the $150 million consolidated in-sourcing related operating costs. As a result of this transition, OptumRx expects to add 12 million members on a staged basis in 2013. See Item 1A, “Risk Factors” for a discussion of certain risks associated with the transition of our commercial pharmacy benefit programs to OptumRx.
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
Operating Costs
Operating costs for 2010 increased due to acquired and organic growth in health services businesses, which are generally more operating cost intensive than our benefits businesses, goodwill impairment and charges for a business line disposition at OptumInsight, which is discussed in more detail below, an increase in staffing and selling expenses primarily due to the change in the Medicare Advantage annual enrollment period, costs related to increased employee headcount and compensation, increased advertising costs, and the absorption of new business development and start-up costs.
Income Tax Rate
The increase in our effective income tax rate for 2010 as compared to 2009 resulted from a benefit in the 2009 tax rate from the resolution of various historical state income tax matters and an increase in the 2010 rate related to limitations on the future deductibility of certain compensation due to the Health Reform Legislation.
Reportable Segments
UnitedHealthcare
The revenue growth in UnitedHealthcare for 2010 was primarily due to growth in the number of individuals served by our public and senior markets businesses and commercial premium rate increases reflecting underlying medical cost trends, partially offset by Medicare Advantage premium rate decreases.
UnitedHealthcare earnings from operations and operating margins for 2010 increased over the prior year due to factors that increased revenues described above, continued cost management disciplines on behalf of our commercial and governmental customers, a general moderation in year-over-year growth in demand for medical services and the effect of increased net favorable development in prior period medical costs.
OptumHealth
Increased revenues in OptumHealth for 2010 were primarily driven by new business development in large scale public sector programs and increased sales of benefits and services to external employer markets.
The operating margin for 2010 decreased due to growth in lower margin public sector business, new market development and startup costs and costs related to the implementation of the federal Mental Health Parity & Addiction Equity Act of 2008.
OptumInsight
Increased revenues in OptumInsight for 2010 were primarily due to the impact of acquisitions and growth in health information technology offerings and services focused on cost and data management and regulatory compliance.
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
OptumRx
The increased OptumRx revenues for 2010 were primarily due to growth in customers served through Medicare Part D prescription drug plans by our UnitedHealthcare Medicare & Retirement business and higher prescription volumes. Intersegment revenues eliminated in consolidation were $14.4 billion and $12.5 billion for 2010 and 2009, respectively.
OptumRx operating margin for 2010 decreased due to changes in performance-based pricing contracts with Medicare Part D plan sponsors, which were partially offset by prescription volume growth, increased usage of mail service and generic drugs by consumers and effective operating cost management.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Introduction
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of our businesses, geographies and customers; our disciplined underwriting and pricing processes for our risk-based businesses; and continued productivity improvements that lower our operating costs.
Our regulated subsidiaries generate significant cash flows from operations. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, liquid, investment-grade, debt securities to improve our overall investment return. We make these investments pursuant to our Board of Directors' approved investment policy, which focuses on preservation of capital through risk tolerances around liquidity, credit quality, issuer limits, asset class diversification, income and duration. The policy emphasizes investment grade bonds with durations that are short to intermediate term in nature. The policy also generally governs return objectives, regulatory limitations and tax implications.
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

In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid was $3.4 billion. For the year ended December 31, 2011, our regulated subsidiaries paid their parent companies dividends of $4.5 billion, including $1.1 billion of extraordinary dividends. For the year ended December 31, 2010, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends.
Our non-regulated businesses also generate cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long term debt as well as issuance of commercial paper or drawings under our committed credit facility, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, or return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.
Summary of our Major Sources and Uses of Cash

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Sources of cash:
Cash provided by operating activities	$6,968	$6,273	$5,625
Issuance of long-term debt and commercial paper, net of repayments	346	94	—
Interest rate swap termination	132	—	513
Proceeds from customer funds administered	37	974	204
Sales and maturities of investments, net of purchases	—	—	249
Other	640	292	304
Total sources of cash	8,123	7,633	6,895
Uses of cash:
Common stock repurchases	(2,994)	(2,517)	(1,801)
Purchases of investments, net of sales and maturities	(1,695)	(2,157)	—
Cash paid for acquisitions, net of cash assumed and dispositions	(1,459)	(2,304)	(486)
Purchases of property, equipment and capitalized software, net of dispositions	(1,018)	(878)	(739)
Dividends paid	(651)	(449)	(36)
Repayments of long-term debt and commercial paper	—	—	(1,449)
Other	—	(5)	(10)
Total uses of cash	(7,817)	(8,310)	(4,521)
Net increase (decrease) in cash	$306	$(677)	$2,374
2011 Cash Flows Compared to 2010 Cash Flows
Cash flows from operating activities increased $695 million, or 11%, from 2010. The increase was primarily driven by growth in net earnings and changes in various working capital accounts, which were partially offset by a reduction in unearned revenues due to the early receipt of certain 2011 state Medicaid premium payments in 2010, which increased 2010 cash from operating activities. We anticipate lower year over year cash flows from operations in 2012, which will include payments in the third quarter for 2011 premium rebate obligations.
Cash flows used for investing activities decreased $1.2 billion, or 22%, primarily due to relatively lower investments in acquisitions in 2011 and a decrease in net purchases of investments. We anticipate an increase in cash paid for acquisitions in 2012 as compared to 2011.
Cash flows used for financing activities increased $879 million, or 55%, primarily due to increased share repurchases and cash dividends in 2011, partially offset by an increase in net borrowings.
2010 Cash Flows Compared to 2009 Cash Flows
Cash flows from operating activities increased $648 million, or 12%, for 2010. Factors that increased cash flows from operating activities were growth in net earnings, an acceleration of certain 2011 premium payments, and an increase in pharmacy rebate collections, which were partially offset by a mandated acceleration in the claim payment cycle associated with the Medicare Part D program and payment for the settlement of the American Medical Association class action litigation related to reimbursement for out-of-network medical services.
Cash flows used for investing activities increased $4.4 billion, primarily due to acquisitions completed in 2010, decreases in sales of investments due to a more stable market environment and the use of operating cash to purchase investments.
Cash flows used for financing activities decreased $664 million, or 29%, primarily due to proceeds from the issuance of commercial paper and long-term debt, partially offset by increases in common stock repurchases and cash dividends paid on our common stock.
Financial Condition
As of December 31, 2011, our cash, cash equivalent and available-for-sale investment balances of $28.0 billion included $9.4 billion of cash and cash equivalents (of which $1.6 billion was held by non-regulated entities), $18.0 billion of debt securities and $544 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, primarily used in valuing our Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. We had $417 million of Level 3 securities as of December 31, 2011. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $3.0 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements for further detail of our fair value measurements.
Our cash equivalent and investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of December 31, 2011. Included in the debt securities balance are $2.4 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities both with and without the guarantee is “AA” as of December 31, 2011. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the $3.0 billion bank credit facility described below. As of December 31, 2011, we had no commercial paper outstanding.
Bank Credit Facility. In December 2011, we amended and renewed our five-year revolving bank credit facility with 21 banks, which will mature in December 2016. The amendment included increasing the borrowing capacity to $3.0 billion. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of December 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of December 31, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 1.2% to 1.7%.
Our bank credit facility contains various covenants, including requiring us to maintain a debt to debt-plus-equity ratio below 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, was 29.1% and 30.1% as of December 31, 2011 and December 31, 2010, respectively. We were in compliance with our debt covenants as of December 31, 2011.
Long-term debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes and the funds may be used, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions, for share repurchases or for other general corporate purposes.
In November 2011, we issued $1.5 billion in senior unsecured notes. The issuance included $400 million of 1.9% fixed-rate notes due November 2016, $500 million of 3.4% fixed-rate notes due November 2021 and $600 million of 4.6% notes due November 2041.
In February 2011, we issued $750 million in senior unsecured notes. The issuance included $400 million of 4.7% fixed-rate notes due February 2021 and $350 million of 6.0% fixed-rate notes due February 2041.
Credit Ratings. Our credit ratings at December 31, 2011 were as follows:

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
Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured repurchase programs), subject to certain preset parameters established by our Board. In May 2011, our Board renewed our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. During the year ended December 31, 2011, we repurchased 65 million shares at an average price of approximately $46 per share and an aggregate cost of $3.0 billion. As of December 31, 2011, we had Board authorization to purchase up to an additional 65 million shares of our common stock.
Dividends. In May 2011, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, we had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. On February 8, 2012, our Board of Directors approved a quarterly dividend of $0.1625 per share.
The following table provides details of our dividend payments and annual dividend rate:

Years ended December 31,	Amount Paid per Share	Total Amount Paid	Annual Dividend Rate per Share at December 31,
		(in millions)
2009	$0.0300	$36	$0.03
2010	0.4050	449	0.50
2011	0.6125	651	0.65

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2011, under our various contractual obligations and commitments:

(in millions)	2012	2013 to 2014	2015 to 2016	Thereafter	Total
Debt (a)	$1,580	$2,551	$2,437	$13,529	$20,097
Operating leases	279	455	303	564	1,601
Purchase obligations (b)	180	105	34	1	320
Future policy benefits (c)	125	257	271	1,917	2,570
Unrecognized tax benefits (d)	9	—	—	108	117
Other liabilities recorded on the Consolidated Balance Sheet (e)	203	7	—	2,459	2,669
Other obligations (f)	101	66	122	32	321
Total contractual obligations	$2,477	$3,441	$3,167	$18,610	$27,695

(a)
Includes interest coupon payments and maturities at par or put values. Coupon payments have been calculated using stated rates from the debt agreements and assuming amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2011.

(c)
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. See Note 2 of Notes to the Consolidated Financial Statements for more detail.

(d)	As the timing of future settlements is uncertain, the long-term portion has been classified as “Thereafter.”

(e)
Includes obligations associated with contingent consideration and other payments related to business acquisitions, certain employee benefit programs, charitable contributions related to the PacifiCare acquisition and various other long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions and other liabilities have been classified as “Thereafter.”

(f)	Includes remaining capital commitments for venture capital funds and other funding commitments.
We do not have other significant contractual obligations or commitments that require cash resources; however, we continually evaluate opportunities to expand our operations. This includes internal development of new products, programs and technology applications, and may include acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2011, we were not involved in off-balance sheet arrangements which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers a consensus of the FASB Emerging Issues Task Force” (ASU 2011-06). This update addresses the recognition and classification of an entity's share of the annual health insurance industry assessment (the fee) mandated by Health Reform Legislation. The fee will be levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. The fee will be allocated to health insurers based on the ratio of an entity's net health premiums written during the preceding calendar year to the total health insurance for any U.S. health risk that is written during the preceding calendar year. In accordance with the amendments in ASU 2011-06, our liability for the fee will be estimated and recorded in full once we provide qualifying health insurance in the applicable calendar year in which the fee is payable (first applicable in 2014) with a corresponding deferred cost that will be amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.
We have determined that there have been no other recently issued accounting standards that will have a material impact on our Consolidated Financial Statements.

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
Medical Costs
Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. We estimate liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement actions.
Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2011, 2010 and 2009, included net favorable medical cost development related to prior periods of $720 million, $800 million and $310 million, respectively. This development represented approximately 8%, 9% and 4% of the medical claims payable balance as of December 31, 2010, 2009 and 2008, respectively.
In developing our medical costs payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using an analysis of claim adjudication patterns over the most recent 36-month period. A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by us at the date of estimation. For months prior to the most recent three months, we apply the completion factors to actual claims adjudicated-to-date to estimate the expected amount of ultimate incurred claims for those months. For the most recent three months, we estimate claim costs incurred primarily by applying observed medical cost trend factors to the average per member per month (PMPM) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. This approach is consistently applied from period to period.
Completion Factors. Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. The completion factor includes judgments in relation to claim submissions such as the time from date of service to claim receipt, claim inventory levels and claim processing backlogs as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserves may be significantly impacted.

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2011:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$211
(0.50)	141
(0.25)	70
0.25	(70)
0.50	(139)
0.75	(208)
Medical cost PMPM trend factors. Medical cost PMPM trend factors are the most significant factors we use in developing our medical costs payable estimates for the most recent three months. Medical cost trend factors are developed through a comprehensive analysis of claims incurred in prior months, provider contracting and expected unit costs, benefit design, and by reviewing a broad set of health care utilization indicators including, but not limited to, pharmacy utilization trends, inpatient hospital census data and incidence data from the National Centers for Disease Control. We also consider macroeconomic variables such as gross-domestic product growth, employment and disposable income. A large number of factors can cause the medical cost trend to vary from our estimates including: our ability and practices to manage medical costs, changes in level and mix of services utilized, mix of benefits offered including the impact of co-pays and deductibles, changes in medical practices, catastrophes, epidemics, the introduction of new or costly treatments and technology, new mandated benefits or other regulatory changes, insured population characteristics and seasonal changes in the level of health care use.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2011:

Medical Costs PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$415
2	277
1	138
(1)	(138)
(2)	(277)
(3)	(415)
The analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Our estimate of medical costs payable represents management's best estimate of our liability for unpaid medical costs as of December 31, 2011, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2011; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2011 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2011 net earnings would have increased or decreased by $56 million and diluted net earnings per common share would have increased or decreased by $0.05 per share.
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
Revenues
Revenues are principally derived from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services, as recorded in our records. Effective in 2011, premium revenue subject to the premium rebates of the Health Reform Legislation are recognized based on the estimated premium earned net of the projected rebates over the period of the contract, when that amount can be reasonably estimated. The estimated premium is revised each period to reflect current experience. The most significant factors in estimating these rebates are financial performance within each aggregation set, including medical claim experience and effective tax rates, as well as changes in business mix and regulatory requirements. We revise estimates of revenue adjustments each period and record changes in the period they become known.
Our Medicare Advantage and Part D premium revenues are subject to periodic adjustment under CMS' risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We and other health care plans collect, capture, and submit available diagnosis data to CMS within prescribed deadlines. CMS uses submitted diagnosis codes, demographic information, and special statuses to determine the risk score for most Medicare Advantage beneficiaries. CMS also retroactively adjusts risk scores during the year based on additional data. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS' retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. Medicare Advantage risk adjustment data for certain of our plans is subject to audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding these audits.
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
To determine whether goodwill is impaired, we perform a multi-step impairment test. First, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will then measure the fair values of the reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. For each reporting unit, comparative market multiples are used to corroborate the results of our discounted cash flow test.
Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategy. Key assumptions used in these forecasts include:

•
Revenue trends. Key drivers for each reporting unit are determined and assessed. Significant factors include: membership growth, medical trends, and the impact and expectations of regulatory environments. Additional macro-economic assumptions around unemployment, GDP growth, interest rates, and inflation are also evaluated and incorporated.

•	Medical cost trends. See further discussion of medical costs trends within Medical Costs above. Similar factors are considered in estimating our long-term medical trends at the reporting unit level.

•	Operating productivity. We forecast expected operating cost levels based on historical levels and expectations of future operating cost productivity initiatives.

•	Capital levels. The capital structure and requirements for each business is considered.
Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of health care reforms as discussed in Item 1, “Business - Government Regulation”. For additional discussions regarding how the enactment or implementation of health care reforms and how other factors could affect our business and the related long-term forecasts, see Item 1A, “Risk Factors” in Part I and "Regulatory Trends and Uncertainties" above.
Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. Beyond our selection of the most appropriate risk-free rates and equity risk premiums, our most significant estimates in the discount rate determinations involve our adjustments to the peer company weighted average costs of capital that reflect reporting unit-specific factors. Such adjustments include the addition of size premiums and company-specific risk premiums intended to compensate for apparent forecast risk. We have not made any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.
The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions to change in the future.
We elected to bypass the optional qualitative reporting unit fair value assessment and completed our annual quantitative tests for goodwill impairment as of January 1, 2012. All of our reporting units had fair values substantially in excess of their carrying values, thus we concluded that there was no need for any impairment of our goodwill balances as of December 31, 2011.
Intangible assets. Finite-lived, separately-identifiable intangible assets are acquired in business combinations and are assets that represent future expected benefits but lack physical substance (e.g., membership lists, customer contracts, trademarks and technology). We do not have material holdings of indefinite-lived intangible assets. Our intangible assets are initially recorded at their fair values and are then amortized over their expected useful lives. Our most significant intangible assets are customer-related intangibles which represent 88% of our total intangible balance of $2.8 billion.
Customer-related intangible assets acquired in business combinations are typically valued using an income approach based on discounted future cash flows attributable to customers that exist as of the date of acquisition. The most significant assumptions used in the valuation of customer-related assets include: projected revenue and earnings growth, retention rate, perpetuity growth rate and discount rate. These initial valuations and the embedded assumptions contain uncertainty to the extent that those assumptions and estimates may ultimately differ from actual results (e.g., customer turnover may be higher or lower than the assumed retention rate suggested).
Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset's (or asset group's) carrying value may exceed its estimated fair value. Consideration is given on a quarterly basis to a number of potential impairment indicators including: changes in the use of an intangible asset, changes in legal or other business factors that could affect value, experienced or expected operating cash-flow deterioration or losses, adverse changes in customer populations, adverse competitive or technological advances that could impact value, and other factors. Following the identification of any potential impairment indicators, we would calculate the estimated fair value of a finite-lived intangible asset using the undiscounted cash flows that are expected to result from the use of the asset or related group of assets. If the carrying value exceeds its estimated fair value, an impairment would be recorded.
There were no material impairments of finite-lived intangible assets during 2011.
Investments
As of December 31, 2011, we had investments with a carrying value of $18.7 billion, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from earnings and report net unrealized gains or losses, net of income tax effects, as a separate component in shareholders' equity.
We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2011, our investments had gross unrealized gains of $787 million and gross unrealized losses of $32 million. We evaluate investments for impairment considering factors including:

•	our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost;

•	the length of time and extent to which market value has been less than cost; and

•	the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer.

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
For equity securities, we recognize impairments in other comprehensive income if we expect to hold the equity security until fair value increases to at least the equity security's cost basis and we expect that increase in fair value to occur in a reasonably forecasted period. If we intend to sell the equity security or if we believe that recovery of fair value to cost will not occur in the near term, we recognize the impairment in through our income statement.
Inherently, there is uncertainty included in the impairment assessment of investments. Our analysis includes significant judgments and estimates including: the fair value of the investment, the underlying credit quality of the issuers and the credit ratings of the issuer other forms of credit enhancements, the financial condition and near term prospects of the issuer, and general industry and sector economic conditions.
Fair values. We perform an analysis around the fair values of the securities held including obtaining an understanding of the pricing method and procedures over the valuation of securities. Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. We obtain one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds, and non-binding broker quotes. As we are responsible for the determination of fair value, we perform quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, we compare:

•	the prices received from the pricing service to prices reported by a secondary pricing service, its custodian, its investment consultant and/or third-party investment advisors; and

•	changes in the reported market values and returns to relevant market indices and our expectations to test the reasonableness of the reported prices.
Based on our internal price verification procedures and our review of the fair value methodology documentation provided by independent pricing service, we have not historically adjusted the prices obtained from the pricing service.
Other-than-temporary impairment assessment. Individual securities with fair values lower than costs are reviewed for impairment considering the factors above including: the length of time of impairment, credit standing, financial condition, near term-prospects and other factors specific to the issuer. Other factors included in the assessment include the type and nature of the securities and liquidity. Given the nature of our portfolio, primarily investment grade securities, the primary causes of historical impairments were market related (e.g., interest rate fluctuations, etc) as opposed to credit related. We do not expect that trend to change in the near term. Generally, we do not assume that we will be required to sell a security because our large cash holdings reduce this risk. However, our intent to sell a security may change from period to period if facts and circumstances change.
We believe we will collect the principal and interest due on our debt securities with an amortized cost in excess of fair value. The unrealized losses at December 31, 2011 and 2010 were primarily caused by market interest rate increases and not by unfavorable changes in the credit standing. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; mortgage-backed securities; and corporate debt obligations, substantially all of investment-grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with our investment policy. Total other-than-temporary impairments during 2011, 2010 and 2009 were $12 million, $23 million and $64 million, respectively. Our cash equivalent and investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of December 31, 2011. We have minimal securities collateralized by sub-prime or Alt-A securities, and a minimal amount of commercial mortgage loans in default.
The judgments and estimates related to fair value and other-than-temporary impairment may ultimately prove to be inaccurate due to many factors including: circumstances may change over time, industry sector and market factors may differ from expectations and estimates or we may ultimately sell a security we previously intended to hold. Our assessment of the financial condition and near-term prospects of the issuer may ultimately prove to be inaccurate as time passes and new information becomes available including current facts and circumstances changing, or as unknown or estimated unlikely trends develop.
As discussed further in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" a 1% increase in market interest rates has the effect of decreasing the fair value of our investment portfolio by $622 million.
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
We have established a valuation allowance against certain deferred tax assets based on the weight of available evidence (both positive and negative) for which it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. After application of the valuation allowances, we anticipate that no limitations will apply with respect to utilization of any of the other net deferred income tax assets. We believe that our estimates for the valuation allowances against deferred tax assets and tax contingency reserves are appropriate based on current facts and circumstances.
According to U.S. Generally Accepted Accounting Principles (GAAP), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
We have established an estimated liability for federal, state and non-U.S. income tax exposures that arise and meet the criteria for accrual under U.S. GAAP. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions' tax court systems.
The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year. A hypothetical increase or decrease in our effective tax rate by 1% on our 2011 earnings before income taxes would have caused the provision for income taxes to change by $80 million.
Contingent Liabilities
Because of the nature of our businesses, we are routinely involved in various disputes, legal proceedings and governmental audits and investigations. We record liabilities for our estimates of the probable costs resulting from these matters where appropriate. Our estimates are developed in consultation with outside legal counsel, if appropriate, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering our insurance coverage, if any, for such matters.
Estimates of probable costs resulting from legal and regulatory matters involving us are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, in many cases, we are unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred.
Given this inherent uncertainty, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions. We evaluate our related disclosures each reporting period, see Note 12 of Notes to the Consolidated Financial Statements for discussion of specific legal proceedings including an assessment of whether a reasonable estimate of the losses or range of loss could be determined.
LEGAL MATTERS
A description of our legal proceedings is included in Note 12 of Notes to the Consolidated Financial Statements and is incorporated by reference in this report.

CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2011, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of December 31, 2011, there were no other significant concentrations of credit risk.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt and (b) changes in equity prices that impact the value of our equity investments.
As of December 31, 2011, $9.4 billion of our investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, OptumHealth Bank held $1.4 billion of deposit liabilities as of December 31, 2011 at interest rates that vary with market rates.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2011, $18.2 billion of our investments were fixed-rate debt securities and $11.6 billion of our debt was fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts. In the second half of 2011, we terminated all of our interest rate swap fair value hedges with a $5.4 billion notional amount in order to lock-in the impact of low market floating interest rates and reduce the effective interest rate on hedged long-term debt. The gain of $132 million will be realized over the remaining life of the applicable hedged fixed-rate debt as a reduction to interest expense in the Consolidated Statements of Operations. Additional information on our interest rate swaps is included in Note 8 of Notes to the Consolidated Financial Statements. Since the interest rate swaps have been terminated, the fair value of our long-term debt is now more sensitive to hypothetical changes in interest rates as the change in the fair value of the debt is no longer offset by the swaps. Also as a result of the swaps' termination, our exposure to hypothetical changes in market rates on our interest expense is less volatile.

The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of December 31, 2011 and 2010 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions):

	December 31, 2011
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$199	$28	$(1,239)	$(1,946)
1	99	14	(622)	(1,082)
(1)	(12)	(4)	586	1,086
(2)	nm	nm	885	2,343

	December 31, 2010
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments	Fair Value of Debt
2%	$182	$163	$(1,177)	$(860)
1	91	82	(602)	(471)
(1)	(10)	(21)	613	560
(2)	nm	nm	1,227	1,240

nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2011 and 2010, the assumed hypothetical change in interest rates does not reflect the full 1% point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 2% point reduction is not meaningful.

(b)	As of December 31, 2011, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 2% point reduction.
As of December 31, 2011, we had $544 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

ITEM 8.    FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 8, 2012

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,429	$9,123
Short-term investments	2,577	2,072
Accounts receivable, net of allowances of $196 and $241	2,294	2,061
Other current receivables, net of allowances of $72 and $66	2,255	1,643
Assets under management	2,708	2,550
Deferred income taxes	472	403
Prepaid expenses and other current assets	615	541
Total current assets	20,350	18,393
Long-term investments	16,166	14,707
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $2,440 and $2,779	2,515	2,200
Goodwill	23,975	22,745
Other intangible assets, net of accumulated amortization of $1,451 and $1,350	2,795	2,910
Other assets	2,088	2,108
Total assets	$67,889	$63,063
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$9,799	$9,220
Accounts payable and accrued liabilities	6,853	6,488
Other policy liabilities	5,063	3,979
Commercial paper and current maturities of long-term debt	982	2,480
Unearned revenues	1,225	1,533
Total current liabilities	23,922	23,700
Long-term debt, less current maturities	10,656	8,662
Future policy benefits	2,445	2,361
Deferred income taxes and other liabilities	2,574	2,515
Total liabilities	39,597	37,238
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,039 and 1,086 issued and outstanding	10	11
Retained earnings	27,821	25,562
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	476	280
Foreign currency translation losses	(15)	(28)
Total shareholders’ equity	28,292	25,825
Total liabilities and shareholders’ equity	$67,889	$63,063
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Year Ended December 31,
(in millions, except per share data)	2011	2010	2009
Revenues:
Premiums	$91,983	$85,405	$79,315
Services	6,613	5,819	5,306
Products	2,612	2,322	1,925
Investment and other income	654	609	592
Total revenues	101,862	94,155	87,138
Operating costs:
Medical costs	74,332	68,841	65,289
Operating costs	15,557	14,270	12,734
Cost of products sold	2,385	2,116	1,765
Depreciation and amortization	1,124	1,064	991
Total operating costs	93,398	86,291	80,779
Earnings from operations	8,464	7,864	6,359
Interest expense	(505)	(481)	(551)
Earnings before income taxes	7,959	7,383	5,808
Provision for income taxes	(2,817)	(2,749)	(1,986)
Net earnings	$5,142	$4,634	$3,822
Basic net earnings per common share	$4.81	$4.14	$3.27
Diluted net earnings per common share	$4.73	$4.10	$3.24
Basic weighted-average number of common shares outstanding	1,070	1,120	1,168
Dilutive effect of common stock equivalents	17	11	11
Diluted weighted-average number of common shares outstanding	1,087	1,131	1,179
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	47	94	107
Cash dividends declared per common share	$0.6125	$0.4050	$0.0300
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Shareholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Common Stock
(in millions)	Shares	Amount
Balance at January 1, 2009	1,201	$12	$38	$20,782	$(52)	$20,780
Net earnings				3,822		3,822
Net unrealized holding gains on investment securities during the period, net of tax expense of $187					314	314
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $4					(7)	(7)
Foreign currency translation loss					(2)	(2)
Comprehensive income						4,127
Issuances of common stock, and related tax benefits	20	—	221			221
Common stock repurchases	(74)	(1)	(574)	(1,226)		(1,801)
Share-based compensation, and related tax benefits			315			315
Common stock dividends				(36)		(36)
Balance at December 31, 2009	1,147	11	—	23,342	253	23,606
Net earnings				4,634		4,634
Net unrealized holding gains on investment securities during the period, net of tax expense of $26					48	48
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $26					(45)	(45)
Foreign currency translation loss					(4)	(4)
Comprehensive income						4,633
Issuances of common stock, and related tax benefits	15	—	207			207
Common stock repurchases	(76)	—	(552)	(1,965)		(2,517)
Share-based compensation, and related tax benefits			345			345
Common stock dividends				(449)		(449)
Balance at December 31, 2010	1,086	11	—	25,562	252	25,825
Net earnings				5,142		5,142
Net unrealized holding gains on investment securities during the period, net of tax expense of $154					268	268
Reclassification adjustment for net realized gains included in net earnings, net of tax expense of $41					(72)	(72)
Foreign currency translation gain					13	13
Comprehensive income						5,351
Issuances of common stock, and related tax benefits	18	—	308			308
Common stock repurchases	(65)	(1)	(761)	(2,232)		(2,994)
Share-based compensation, and related tax benefits			453			453
Common stock dividends				(651)		(651)
Balance at December 31, 2011	1,039	$10	$—	$27,821	$461	$28,292
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Operating activities
Net earnings	$5,142	$4,634	$3,822
Noncash items:
Depreciation and amortization	1,124	1,064	991
Deferred income taxes	59	45	(16)
Share-based compensation	401	326	334
Other, net	(67)	203	23
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(267)	(16)	100
Other assets	(121)	84	(250)
Medical costs payable	377	(88)	424
Accounts payable and other liabilities	146	(341)	99
Other policy liabilities	482	10	104
Unearned revenues	(308)	352	(6)
Cash flows from operating activities	6,968	6,273	5,625
Investing activities
Purchases of investments	(9,895)	(7,855)	(6,466)
Sales of investments	3,949	2,593	4,040
Maturities of investments	4,251	3,105	2,675
Cash paid for acquisitions, net of cash assumed	(1,844)	(2,323)	(486)
Cash received from dispositions, net of cash transferred	385	19	—
Purchases of property, equipment and capitalized software	(1,067)	(878)	(739)
Proceeds from disposal of property, equipment and capitalized software	49	—	—
Cash flows used for investing activities	(4,172)	(5,339)	(976)
Financing activities
Common stock repurchases	(2,994)	(2,517)	(1,801)
Proceeds from common stock issuances	381	272	282
Dividends paid	(651)	(449)	(36)
(Repayments of) proceeds from commercial paper, net	(933)	930	(99)
Proceeds from issuance of long-term debt	2,234	747	—
Repayments of long-term debt	(955)	(1,583)	(1,350)
Interest rate swap termination	132	—	513
Customer funds administered	37	974	204
Checks outstanding in excess of bank deposits	206	(5)	22
Other, net	53	20	(10)
Cash flows used for financing activities	(2,490)	(1,611)	(2,275)
Increase (decrease) in cash and cash equivalents	306	(677)	2,374
Cash and cash equivalents, beginning of period	9,123	9,800	7,426
Cash and cash equivalents, end of period	$9,429	$9,123	$9,800
Supplemental cash flow disclosures
Cash paid for interest	$472	$509	$527
Cash paid for income taxes	$2,739	$2,725	$2,048
See Notes to the Consolidated Financial Statements

UNITEDHEALTH GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
UnitedHealth Group Incorporated (also referred to as “UnitedHealth Group” and “the Company”) is a diversified health and well-being company whose mission is to help people live healthier lives and make health care work better.
The Company helps individuals access quality care at an affordable cost; simplifying health care administration and delivery; strengthening the physician/patient relationship; promoting evidence-based care; and empowering physicians, health care professionals, consumers, employers and other participants in the health system with actionable data to make better, more informed decisions.
Through the Company's diversified family of businesses, it leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and care management and coordination to help meet the demands of the health system.
2.     Basis of Presentation, Use of Estimates and Significant Accounting Policies

Basis of Presentation
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The Company has eliminated intercompany balances and transactions.
During the first quarter of 2011, the Company renamed its reportable segments to conform to the naming conventions of its market facing businesses. Consequently, the Health Benefits reportable segment is now UnitedHealthcare, and the health services businesses, OptumHealth, Ingenix, and Prescriptions Solutions, are now aligned under Optum as OptumHealth, OptumInsight, and OptumRx, respectively. On January 1, 2011, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. For example, OptumHealth’s results of operations now include the Company’s clinical services assets, including Southwest Medical multi-specialty clinics in Nevada and Evercare nurse practitioners serving the frail and elderly, which had historically been reported in UnitedHealthcare Employer & Individual and UnitedHealthcare Medicare & Retirement, respectively. UnitedHealthcare Employer & Individual’s results of operations now include OptumHealth Specialty Benefits, including dental, vision, life and disability. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2011 presentation. See Note 13 of Notes to the Consolidated Financial Statements for segment financial information.
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable and medical costs, premium rebates and risk-sharing provisions related to revenues, valuation and impairment analysis of goodwill and other intangible assets, other policy liabilities, other current receivables, valuation of investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
Revenues
Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers' health care and related administrative costs. Effective in 2011, commercial health plans with medical loss ratios on fully insured products, as calculated under the definitions in the Patient Protection and Affordable Care Act and its related reconciliation act (Health Reform Legislation) and implementing regulations, that fall below certain targets are required to rebate ratable portions of their premiums annually. The Company classifies its estimated rebates as an offset to Premium Revenues in the Consolidated Statement of Operations. Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from its customers in advance of the service period are recorded as unearned revenues. The Company also records premium revenues from capitation arrangements at its collaborative care businesses.
The Centers for Medicare and Medicaid Services (CMS) deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company's plans is subject to audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements for additional information regarding these audits.
Service revenues consist primarily of fees derived from services performed for customers that self-insure the health care costs of their employees and employees' dependants. Under service fee contracts, the Company recognizes revenue in the period the related services are performed. The customers retain the risk of financing health care costs for their employees and employees' dependants, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements.
For both risk-based and fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
For the Company's OptumRx pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company's mail-service pharmacy. In retail pharmacy transactions, revenues recognized always exclude the member's applicable co-payment. Product revenues are recognized when the prescriptions are dispensed through the retail network or received by consumers through the Company's mail-service pharmacy. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless if the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors' members. As a result, revenues are reported on a gross basis.
Medical Costs and Medical Costs Payable
Medical costs and medical costs payable include estimates of the Company's obligations for medical care services that have been rendered on behalf of insured consumers, but for which claims have either not yet been received or processed, and for liabilities for physician, hospital and other medical cost disputes. The Company develops estimates for medical costs incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, care provider contract rate changes, medical care consumption and other medical cost trends. The Company estimates liabilities for physician, hospital and other medical cost disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. Each period, the Company re-examines previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As the medical costs payable estimates recorded in prior periods develop, the Company adjusts the amount of the estimates and includes the changes in estimates in medical costs in the period in which the change is identified. Medical costs also include the direct cost of patient care rendered through OptumHealth.

Cash, Cash Equivalents and Investments
Cash and cash equivalents are highly liquid investments that have an original maturity of three months or less. The fair value of cash and cash equivalents approximates their carrying value because of the short maturity of the instruments.
The Company had checks outstanding in excess of bank deposits at the related accounts of $1.5 billion as of December 31, 2011 and $1.3 billion as of December 31, 2010, which were classified as Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets and the change in this balance has been reflected as Checks Outstanding in Excess of Bank Deposits within financing activities in the Consolidated Statements of Cash Flows. The Company does not net checks outstanding with deposits in other accounts.
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

The Company excludes unrealized gains and losses on investments in available-for-sale securities from earnings and reports them, net of income tax effects, as a separate component of shareholders' equity. To calculate realized gains and losses on the sale of investments, the Company uses the specific cost or amortized cost of each investment sold.
The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company's intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost.

•
For debt securities, if the Company intends to either sell or determines that it will be more likely than not be required to sell a security before recovery of the entire amortized cost basis or maturity of the security, the Company recognizes the entire impairment in Investment and Other Income. If the Company does not intend to sell the debt security and it determines that it will not be more likely than not be required to sell the security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income.

•
For equity securities, the Company recognizes impairments in other comprehensive income if it expects to hold the security until fair value increases to at least the security's cost basis and it expects that increase in fair value to occur in a reasonably forecasted period. If the Company intends to sell the equity security or if it believes that recovery of fair value to cost will not occur in a reasonably forecasted period, the Company recognizes the impairment in Investment and Other Income.

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
Assets Under Management
The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (the AARP Program), and to AARP members and non-members under separate Medicare Advantage and Medicare Part D arrangements. The products and services under the AARP Program include supplemental Medicare benefits (AARP Medicare Supplement Insurance), hospital indemnity insurance, including insurance for individuals between 50 to 64 years of age, and other related products.
The Company's arrangements with AARP extend to December 31, 2017 for the AARP Program and give the Company an exclusive right to use the AARP brand on the Company's Medicare Advantage and Medicare Part D offerings until December 31, 2014, subject to certain limited exclusions.
Pursuant to the Company's agreement, AARP Program assets are managed separately from its general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company's discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in the Company's earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the RSF and were $99 million, $107 million and $99 million in 2011, 2010 and 2009, respectively.
The effects of changes in balance sheet amounts associated with the AARP Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Consolidated Statements of Cash Flows. For more detail on the RSF, see "Other Policy Liabilities" below.

Other Current Receivables
Other current receivables include amounts due from pharmaceutical manufacturers for rebates and Medicare Part D drug discounts, reinsurance and other miscellaneous amounts due to the Company.

The Company's PBM businesses contract with pharmaceutical manufacturers, some of whom provide rebates based on use of the manufacturers' products by its PBM businesses' affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The PBM businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms. The PBM businesses record rebates attributable to affiliated clients as a reduction to medical costs. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold with a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of Product Revenue. The Company generally receives rebates from two to five months after billing.
For details on the Company's Medicare Part D receivables see “Medicare Part D Pharmacy Benefits” below.
For details on the Company's reinsurance receivable see “Future Policy Benefits and Reinsurance Receivable” below.
Medicare Part D Pharmacy Benefits
The Company serves as a plan sponsor offering Medicare Part D prescription drug insurance coverage under contracts with CMS. Under the Medicare Part D program, there are seven separate elements of payment received by the Company during the plan year. These payment elements are as follows:

•	CMS Premium. CMS pays a fixed monthly premium per member to the Company for the entire plan year.

•	Member Premium. Additionally, certain members pay a fixed monthly premium to the Company for the entire plan year.

•	Low-Income Premium Subsidy. For qualifying low-income members, CMS pays some or all of the member's monthly premiums to the Company on the member's behalf.

•
Catastrophic Reinsurance Subsidy. CMS pays the Company a cost reimbursement estimate monthly to fund the CMS obligation to pay approximately 80% of the costs incurred by individual members in excess of the individual annual out-of-pocket maximum. A settlement is made with CMS based on actual cost experience, after the end of the plan year.

•
Low-Income Member Cost Sharing Subsidy. For qualifying low-income members, CMS pays on the member's behalf some or all of a member's cost sharing amounts, such as deductibles and coinsurance. The cost sharing subsidy is funded by CMS through monthly payments to the Company. The Company administers and pays the subsidized portion of the claims on behalf of CMS, and a settlement payment is made between CMS and the Company based on actual claims and premium experience, after the end of the plan year.

•
CMS Risk-Share. Premiums from CMS are subject to risk corridor provisions that compare costs targeted in the Company's annual bids by product and region to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by the Company may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums it received. The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires the Company to consider factors that may not be certain, including member eligibility status differences with CMS. The Company records risk-share adjustments to Premium Revenues in the Consolidated Statements of Operations and Other Policy Liabilities or Other Current Receivables in the Consolidated Balance Sheets.

•
Drug Discount. Beginning in 2011, Health Reform Legislation mandated a consumer discount of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. This discount is funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Amounts received are not reflected as premium revenues, but rather are accounted for as deposits. The Company records a liability when amounts are received from CMS and a receivable when the Company bills the pharmaceutical manufacturers. Related cash flows are presented as Customer Funds Administered within financing activities in the Condensed Consolidated Statements of Cash Flows.

The CMS Premium, the Member Premium, and the Low-Income Premium Subsidy represent payments for the Company's insurance risk coverage under the Medicare Part D program and therefore are recorded as Premium Revenues in the Consolidated Statements of Operations. Premium revenues are recognized ratably over the period in which eligible individuals are entitled to receive prescription drug benefits. The Company records premium payments received in advance of the applicable service period in Unearned Revenues in the Consolidated Balance Sheets.
The Catastrophic Reinsurance Subsidy and the Low-Income Member Cost Sharing Subsidy (Subsidies) represent cost reimbursements under the Medicare Part D program. Amounts received for these Subsidies are not reflected as premium revenues, but rather are accounted for as receivables and/or deposits. Related cash flows are presented as Customer Funds

Administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
Pharmacy benefit costs and administrative costs under the contract are expensed as incurred and are recognized in Medical Costs and Operating Costs, respectively, in the Consolidated Statements of Operations.
The final 2011 risk-share amount is expected to be settled during the second half of 2012, and is subject to the reconciliation process with CMS.
The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2011			December 31, 2010
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Risk-Share
Other current receivables	$—	$509	$—	$—	$—
Other policy liabilities	70	649	170	475	265
As of January 1, 2012, certain changes were made to the Medicare Part D coverage by CMS, including:

The initial coverage limit increased to $2,930 from $2,840 in 2011.

The catastrophic coverage begins at $6,658 as compared to $6,448 in 2011.

The annual out-of-pocket maximum increased to $4,700 from $4,550 in 2011.
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
To determine whether goodwill is impaired, the Company performs a multi-step impairment test. First, the Company can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if the Company elects to proceed directly with quantitative testing, it will then measure the fair values of the reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
The Company estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates.
The Company elected to bypass the optional qualitative reporting-unit fair value assessment and completed its annual quantitative test for goodwill impairment as of January 1, 2012. As of December 31, 2011, no reporting unit had a fair value less than its carrying value and the Company concluded that there was no need for any impairment of its goodwill balances.

Intangible assets
Finite-lived, separately-identifiable intangible assets are acquired in business combinations and are assets that represent future expected benefits but lack physical substance (e.g., membership lists, customer contracts, trademarks and technology). The Company does not have material holdings of indefinite lived intangible assets. The Company's intangible assets are initially recorded at their fair values and are then amortized over their expected useful lives.
The Company's intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset's (or asset group's) carrying value may exceed its estimated fair value. Consideration is given to a number of potential impairment indicators. Following the identification of any potential impairment indicators, to determine whether an impairment exists, the Company would calculate the estimated fair value of a finite-lived intangible asset using the undiscounted cash flows that are expected to result from the use of the asset or related group of assets. Once it is determined that an impairment exists, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment.
There were no material impairments of finite-lived intangible assets during the year ended December 31, 2011.
Other Policy Liabilities
Other policy liabilities include the RSF associated with the AARP Program (described below), health savings account deposits, deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits” above), accruals for premium rebate payments under the Health Reform Legislation, the current portion of future policy benefits and customer balances. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer's option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.
Underwriting gains or losses related to the AARP Program are directly recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF, losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. Changes in the RSF are reported in Medical Costs in the Consolidated Statement of Operations. As of December 31, 2011 and 2010, the balance in the RSF was $1.3 billion. The Company believes the RSF balance as of December 31, 2011 is sufficient to cover potential future underwriting and other risks and liabilities associated with the contract.
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
Future Policy Benefits and Reinsurance Receivable
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company's Golden Rule Financial Corporation subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. As of December 31, 2011, the Company had an aggregate $1.9 billion reinsurance receivable, of which $125 million was recorded in Other Current Receivables and $1.8 billion was recorded in Other Assets in the Consolidated Balance Sheets. As of December 31, 2010, the Company had an aggregate $2.0 billion reinsurance receivable, of which $126 million was recorded in Other Current Receivables and $1.9 billion was recorded in Other Assets in the Consolidated Balance Sheets. The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery. Currently, the reinsurer is rated by A.M. Best as “A+.”
Policy Acquisition Costs
The Company's short duration health insurance contracts typically have a one-year term and may be cancelled by the customer with at least 30 days notice. Costs related to the acquisition and renewal of short duration customer contracts are charged to expense as incurred.

Net Earnings Per Common Share
The Company computes basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares), using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted shares, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Recent Accounting Standards
Recently Issued Accounting Standards. In July 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers a consensus of the FASB Emerging Issues Task Force” (ASU 2011-06). This update addresses the recognition and classification of an entity's share of the annual health insurance industry assessment (the fee) mandated by Health Reform Legislation. The fee will be levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. The fee will be allocated to health insurers based on the ratio of an entity's net health premiums written during the preceding calendar year to the total health insurance for any U.S. health risk that is written during the preceding calendar year. In accordance with the amendments in ASU 2011-06, the liability for the fee will be estimated and recorded in full once the Company provides qualifying health insurance in the applicable calendar year in which the fee is payable (first applicable in 2014) with a corresponding deferred cost that will be amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.
Recently Adopted Accounting Standards. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This update intends to simplify how entities test goodwill for impairment by including an option for entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the subject reporting unit. The Company adopted the amendments in ASU 2011-08 for its annual goodwill impairment test as of January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company's Consolidated Financial Statements.
The Company has determined that there have been no other recently issued or adopted accounting standards that will have or had a material impact on its Consolidated Financial Statements.

3.	Investments
A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,319	$54	$—	$2,373
State and municipal obligations	6,363	403	(1)	6,765
Corporate obligations	5,825	205	(23)	6,007
U.S. agency mortgage-backed securities	2,279	74	—	2,353
Non-U.S. agency mortgage-backed securities	476	28	—	504
Total debt securities - available-for-sale	17,262	764	(24)	18,002
Equity securities - available-for-sale	529	23	(8)	544
Debt securities - held-to-maturity:
U.S. government and agency obligations	166	7	—	173
State and municipal obligations	13	—	—	13
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	197	7	—	204
Total investments	$17,988	$794	$(32)	$18,750
December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,214	$28	$(8)	$2,234
State and municipal obligations	6,007	183	(42)	6,148
Corporate obligations	5,111	210	(11)	5,310
U.S. agency mortgage-backed securities	1,851	58	(6)	1,903
Non-U.S. agency mortgage-backed securities	439	26	—	465
Total debt securities - available-for-sale	15,622	505	(67)	16,060
Equity securities - available-for-sale	508	22	(14)	516
Debt securities - held-to-maturity:
U.S. government and agency obligations	167	5	—	172
State and municipal obligations	15	—	—	15
Corporate obligations	21	—	—	21
Total debt securities - held-to-maturity	203	5	—	208
Total investments	$16,333	$532	$(81)	$16,784

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $2 million and $6 million as of December 31, 2011 and December 31, 2010, respectively. Also included were Alt-A securities with fair values of $9 million and $15 million as of December 31, 2011 and December 31, 2010, respectively.

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of December 31, 2011 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2011	$26	$—	$—	$—	$26
2010	—	3	—	—	3
2007	93	—	—	3	96
2006	167	—	—	10	177
2005	136	—	—	3	139
Pre - 2005	60	—	3	—	63
U.S. agency mortgage-backed securities	2,353	—	—	—	2,353
Total	$2,835	$3	$3	$16	$2,857
The amortized cost and fair value of available-for-sale debt securities as of December 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,629	$2,641
Due after one year through five years	5,631	5,808
Due after five years through ten years	4,439	4,763
Due after ten years	1,808	1,933
U.S. agency mortgage-backed securities	2,279	2,353
Non-U.S. agency mortgage-backed securities	476	504
Total debt securities - available-for-sale	$17,262	$18,002
The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$43	$43
Due after one year through five years	124	127
Due after five years through ten years	21	22
Due after ten years	9	12
Total debt securities - held-to-maturity	$197	$204

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011
Debt securities - available-for-sale:
State and municipal obligations	$85	$(1)	$21	$—	$106	$(1)
Corporate obligations	1,496	(22)	28	(1)	1,524	(23)
Total debt securities - available-for-sale	$1,581	$(23)	$49	$(1)	$1,630	$(24)
Equity securities - available-for-sale	$24	$(7)	$3	$(1)	$27	$(8)
December 31, 2010
Debt securities - available-for-sale:
U.S. government and agency obligations	$548	$(8)	$—	$—	$548	$(8)
State and municipal obligations	1,383	(40)	18	(2)	1,401	(42)
Corporate obligations	949	(11)	14	—	963	(11)
U.S. agency mortgage-backed securities	355	(6)	—	—	355	(6)
Total debt securities - available-for-sale	$3,235	$(65)	$32	$(2)	$3,267	$(67)
Equity securities - available-for-sale	$206	$(14)	$11	$—	$217	$(14)
The unrealized losses from all securities as of December 31, 2011 were generated from 2,100 positions out of a total of 15,300 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses on investments in state and municipal obligations and corporate obligations as of December 31, 2011 were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality of the issuers and the credit ratings of the state and municipal obligations and the corporate obligations, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of December 31, 2011, the Company did not have the intent to sell any of the securities in an unrealized loss position.
As of December 31, 2011, the Company’s holdings of non-U.S. agency mortgage-backed securities included $7 million of commercial mortgage loans in default. They represented less than 1% of the Company’s total mortgage-backed security holdings as of December 31, 2011.
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
Net realized gains included in Investment and Other Income on the Consolidated Statements of Operations were from the following sources:

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Total OTTI	$(12)	$(23)	$(64)
Portion of loss recognized in other comprehensive income	—	—	—
Net OTTI recognized in earnings	(12)	(23)	(64)
Gross realized losses from sales	(11)	(6)	(41)
Gross realized gains from sales	136	100	116
Net realized gains	$113	$71	$11
For the years ended December 31, 2011, 2010 and 2009, all of the recorded OTTI charges resulted from the Company’s intent to sell certain impaired securities.

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
The fair value hierarchy is summarized as follows:
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

The following table presents a summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis, excluding AARP related assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2011
Cash and cash equivalents	$8,569	$860	$—	$9,429
Debt securities - available-for-sale:
U.S. government and agency obligations	1,551	822	—	2,373
State and municipal obligations	—	6,750	15	6,765
Corporate obligations	16	5,805	186	6,007
U.S. agency mortgage-backed securities	—	2,353	—	2,353
Non-U.S. agency mortgage-backed securities	—	497	7	504
Total debt securities - available-for-sale	1,567	16,227	208	18,002
Equity securities - available-for-sale	333	2	209	544
Total assets at fair value	$10,469	$17,089	$417	$27,975
Percentage of total assets at fair value	37%	61%	2%	100%
December 31, 2010
Cash and cash equivalents	$8,069	$1,054	$—	$9,123
Debt securities - available-for-sale:
U.S. government and agency obligations	1,515	719	—	2,234
State and municipal obligations	—	6,148	—	6,148
Corporate obligations	31	5,146	133	5,310
U.S. agency mortgage-backed securities	—	1,903	—	1,903
Non-U.S. agency mortgage-backed securities	—	457	8	465
Total debt securities - available-for-sale	1,546	14,373	141	16,060
Equity securities - available-for-sale	306	2	208	516
Total cash, cash equivalents and investments at fair value	9,921	15,429	349	25,699
Interest rate swap assets	—	46	—	46
Total assets at fair value	$9,921	$15,475	$349	$25,745
Percentage of total assets at fair value	39%	60%	1%	100%
Interest rate swap liabilities	$—	$104	$—	$104
There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The Company elected to measure the entirety of the AARP Assets Under Management at fair value. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2011
Cash and cash equivalents	$257	$10	$—	$267
Debt securities:
U.S. government and agency obligations	566	214	—	780
State and municipal obligations	—	25	—	25
Corporate obligations	—	1,048	—	1,048
U.S. agency mortgage-backed securities	—	436	—	436
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	566	1,873	—	2,439
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$823	$1,885	$—	$2,708
Other liabilities	$27	$49	$—	$76
Total liabilities at fair value	$27	$49	$—	$76
December 31, 2010
Cash and cash equivalents	$115	$—	$—	$115
Debt securities:
U.S. government and agency obligations	515	244	—	759
State and municipal obligations	—	15	—	15
Corporate obligations	—	1,129	—	1,129
U.S. agency mortgage-backed securities	—	393	—	393
Non-U.S. agency mortgage-backed securities	—	137	—	137
Total debt securities	515	1,918	—	2,433
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$630	$1,920	$—	$2,550
Other liabilities	$—	$—	$59	$59
Total liabilities at fair value	$—	$—	$59	$59
There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The table below includes fair values for certain financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2011		December 31, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Debt securities - available-for-sale	$18,002	$18,002	$16,060	$16,060
Equity securities - available-for-sale	544	544	516	516
Debt securities - held-to-maturity	197	204	203	208
AARP Program-related investments	2,441	2,441	2,435	2,435
Interest rate swap assets	—	—	46	46
Liabilities
Senior unsecured notes	11,638	13,149	10,212	10,903
Interest rate swap liabilities	—	—	104	104
AARP Program-related other liabilities	76	76	59	59
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument:
Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Debt and Equity Securities. Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source, prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.
Fair values of debt securities that do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2. The Company’s Level 3 debt securities consist mainly of low income housing investments that are unique and non-transferable.
Fair value estimates for Level 1 and Level 2 publicly traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices. The fair values of Level 3 investments in venture capital portfolios are estimated using market modeling approaches that rely heavily on management assumptions and qualitative observations. These investments totaled $168 million and $166 million as of December 31, 2011 and 2010, respectively. The fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The key inputs utilized in the Company’s market modeling include, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; similar preferences in the capital structure; discounted cash flows; liquidation values and milestones established at initial funding; and the assumption that the values of the Company’s venture capital investments can be inferred from these inputs. The Company’s remaining Level 3 equity securities holdings of $41 million and $42 million as of December 31, 2011 and 2010, respectively, consist of preferred stock and other items for which there are no active markets.
Throughout the procedures discussed above in relation to the Company's processes for validating third party pricing information, the Company validates the understanding of assumptions and inputs used in security pricing and determines the proper classification in the hierarchy based on that understanding.
Interest Rate Swaps. Fair values of the Company’s interest rate swaps were estimated using the terms of the swaps and publicly available market yield curves. Because the swaps were unique and not actively traded, the fair values were classified as Level 2.
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
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2011			December 31, 2010			December 31, 2009
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$141	$208	$349	$120	$312	$432	$62	$304	$366
Purchases	92	35	127	43	45	88	76	25	101
Sales	—	(17)	(17)	(4)	(167)	(171)	—	(3)	(3)
Settlements	(25)	(7)	(32)	(20)	—	(20)	(12)	—	(12)
Net unrealized (losses) gains in accumulated other comprehensive income	—	(4)	(4)	—	9	9	—	7	7
Net realized (losses) gains in investment and other income	—	(6)	(6)	2	9	11	(6)	(21)	(27)
Balance at end of period	$208	$209	$417	$141	$208	$349	$120	$312	$432
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2011, 2010 and 2009.

5.	Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2011	December 31, 2010
Land and improvements	$45	$38
Buildings and improvements	1,052	764
Computer equipment	1,345	1,418
Furniture and fixtures	274	224
Less accumulated depreciation	(1,424)	(1,417)
Property and equipment, net	1,292	1,027
Capitalized software	2,239	2,535
Less accumulated amortization	(1,016)	(1,362)
Capitalized software, net	1,223	1,173
Total property, equipment and capitalized software, net	$2,515	$2,200

Depreciation expense for property and equipment for 2011, 2010 and 2009 was $386 million, $398 million and $436 million, respectively. Amortization expense for capitalized software for 2011, 2010 and 2009 was $377 million, $349 million and $314 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2010 (a)	$17,851	$573	$1,463	$840	$20,727
Acquisitions	—	187	2,022	—	2,209
Impairments	—	—	(172)	—	(172)
Adjustments, net	(14)	—	(5)	—	(19)
Balance at December 31, 2010	17,837	760	3,308	840	22,745
Acquisitions	101	1,353	—	—	1,454
Dispositions	(2)	—	(214)	—	(216)
Adjustments, net	(4)	—	(4)	—	(8)
Balance at December 31, 2011	$17,932	$2,113	$3,090	$840	$23,975

(a)	Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 2 of Notes to the Consolidated Financial Statements.

In 2010, there was a decline in the economic environment and competitive landscape for the clinical trial support businesses within one of the OptumInsight reporting units. These businesses experienced unexpected declines in new business authorizations from historical levels including continued delays in and lengthening of the selling cycle. During this time the Company began evaluating strategic options with respect to the clinical trial support businesses. In December 2010, as part of the annual goodwill impairment analysis, the Company considered the aforementioned market conditions and operating results as well as indications of interest the Company began to receive on the clinical trial support businesses as the fair value of the reporting unit was evaluated. As a result of that analysis, the Company determined that the implied fair value of the reporting unit was less than its carrying value and an impairment charge of $172 million was recorded. The implied fair value of the reporting unit was determined by a combination of valuation techniques, including discounting future expected cash flows and expected sale proceeds. The Company sold a significant portion of this reporting unit in 2011 resulting in a reduction of goodwill upon disposal.

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2011			December 31, 2010
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$3,766	$(1,310)	$2,456	$3,623	$(1,038)	$2,585
Trademarks and technology	368	(98)	270	505	(246)	259
Other	112	(43)	69	132	(66)	66
Total	$4,246	$(1,451)	$2,795	$4,260	$(1,350)	$2,910
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2011		2010
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$187	9 years	$786	14 years
Trademarks and technology	49	5 years	94	8 years
Other	5	15 years	14	9 years
Total acquired finite-lived intangible assets	$241	9 years	$894	13 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:

(in millions)	Estimated Amortization Expense
2012	$361
2013	328
2014	316
2015	299
2016	277
Amortization expense relating to intangible assets for 2011, 2010 and 2009 was $361 million, $317 million and $241 million, respectively.

7.	Medical Costs and Medical Costs Payable
For the year ended December 31, 2011, there was $720 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 was primarily driven by continued improvements in claims submission timeliness, which results in higher completion factors, and lower than expected health system utilization levels.
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
No factor (e.g., medical trends/utilization, completion factors) was individually material to the $310 million of net favorable medical cost development for the year ended December 31, 2009.
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2011	2010	2009
Medical costs payable, beginning of period	$9,220	$9,362	$8,664
Acquisitions	155	—	252
Reported medical costs:
Current year	75,052	69,641	65,599
Prior years	(720)	(800)	(310)
Total reported medical costs	74,332	68,841	65,289
Claim payments:
Payments for current year	(65,763)	(60,949)	(57,109)
Payments for prior year	(8,145)	(8,034)	(7,734)
Total claim payments	(73,908)	(68,983)	(64,843)
Medical costs payable, end of period	$9,799	$9,220	$9,362

8.	Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	December 31, 2011			December 31, 2010
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$—	$—	$—	$930	$930	$930
Senior unsecured floating-rate notes due February 2011	—	—	—	250	250	250
5.3% senior unsecured notes due March 2011	—	—	—	705	712	711
5.5% senior unsecured notes due November 2012	352	363	366	352	372	377
4.9% senior unsecured notes due February 2013	534	540	556	534	541	568
4.9% senior unsecured notes due April 2013	409	421	427	409	425	437
4.8% senior unsecured notes due February 2014	172	184	185	172	186	184
5.0% senior unsecured notes due August 2014	389	423	424	389	425	423
4.9% senior unsecured notes due March 2015	416	458	460	416	456	444
5.4% senior unsecured notes due March 2016	601	678	689	601	666	661
1.9% senior unsecured notes due November 2016	400	397	400	—	—	—
5.4% senior unsecured notes due November 2016	95	95	110	95	95	105
6.0% senior unsecured notes due June 2017	441	499	518	441	484	491
6.0% senior unsecured notes due November 2017	156	173	183	156	167	174
6.0% senior unsecured notes due February 2018	1,100	1,123	1,308	1,100	1,065	1,249
3.9% senior unsecured notes due October 2020	450	442	478	450	413	429
4.7% senior unsecured notes due February 2021	400	419	450	—	—	—
3.4% senior unsecured notes due November 2021	500	497	517	—	—	—
Zero coupon senior unsecured notes due November 2022	1,095	619	696	1,095	588	677
5.8% senior unsecured notes due March 2036	850	844	1,017	850	844	862
6.5% senior unsecured notes due June 2037	500	495	636	500	495	552
6.6% senior unsecured notes due November 2037	650	645	834	650	645	729
6.9% senior unsecured notes due February 2038	1,100	1,084	1,475	1,100	1,085	1,281
5.7% senior unsecured notes due October 2040	300	298	359	300	298	299
6.0% senior unsecured notes due February 2041	350	348	430	—	—	—
4.6% senior unsecured notes due November 2041	600	593	631	—	—	—
Total commercial paper and long-term debt	$11,860	$11,638	$13,149	$11,495	$11,142	$11,833
Maturities of long-term debt for the years ending December 31 are as follows:

(in millions)	Maturities of Long-Term Debt
2012 (a)	$982
2013	961
2014	607
2015	458
2016	1,170
Thereafter	7,460

(a)
The $1,095 million par, zero coupon senior unsecured notes due November 2022 have been included in current maturities of long-term debt in the Consolidated Balance Sheets as of December 31, 2011 and 2010 due to a current note holder option to “put” the note to the Company which began on November 15, 2010, and recurs each November 15 thereafter until 2022 (except 2014), at accreted value.

Commercial Paper and Bank Credit Facility
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
In December 2011, the Company amended and renewed its five-year revolving bank credit facility with 21 banks, which will mature in December 2016. The amendment included increasing the capacity to $3.0 billion. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of December 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of December 31, 2011, the annual interest rate on this facility, had it been drawn, would have ranged from 1.2% to 1.7%.
Debt Covenants
The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of December 31, 2011.
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
The following table provides a summary of the effect of changes in fair value of fair value hedges, prior to their termination, on the Company’s Consolidated Statements of Operations:

	December 31,
(in millions)	2011	2010
Hedge gain recognized in interest expense	$190	$(58)
Hedged item loss recognized in interest expense	(190)	58
Net impact on the Company’s Consolidated Statements of Operations	$—	$—
In the second half of 2011, the Company terminated all of its interest rate swap fair value hedges ($5.4 billion notional amount). As of the swap contracts' termination dates, the aggregate favorable adjustments to the carrying value of the Company's debt of $132 million is being amortized as a reduction to interest expense over the remaining lives of the underlying debt obligations, which had in total a weighted-average life of 4.1 years. For the year ended December 31, 2011, the net impact of the gain amortization was not material. The purpose of the interest rate swap terminations was to lock-in the impact of low market floating interest rates and reduce the effective interest rate on hedged long-term debt.

9.	Income Taxes
The components of the provision for income taxes for the years ended December 31 are as follows:

(in millions)	2011	2010	2009
Current Provision:
Federal	$2,608	$2,524	$1,924
State and local	150	180	78
Total current provision	2,758	2,704	2,002
Deferred provision	59	45	(16)
Total provision for income taxes	$2,817	$2,749	$1,986

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows:

(in millions, except percentages)	2011		2010		2009
Tax provision at the U.S. federal statutory rate	$2,785	35.0%	$2,584	35.0%	$2,033	35.0%
State income taxes, net of federal benefit	136	1.7	129	1.7	66	1.1
Settlement of state exams, net of federal benefit	(29)	(0.4)	(3)	—	(40)	(0.7)
Tax-exempt investment income	(63)	(0.8)	(65)	(0.9)	(70)	(1.2)
Non-deductible compensation	10	0.1	64	0.9	—	—
Other, net	(22)	(0.2)	40	0.5	(3)	—
Provision for income taxes	$2,817	35.4%	$2,749	37.2%	$1,986	34.2%
The lower effective income tax rates for 2011 and 2009 as compared to 2010 resulted from the favorable resolution of various tax matters as well as higher effective income tax rates in 2010. The 2010 effective income tax rates were at higher levels due to the cumulative implementation of changes under the Health Reform Legislation.

The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2011	2010
Deferred income tax assets:
Share-based compensation	$417	$385
Accrued expenses and allowances	259	233
Net operating loss carryforwards	247	285
Medical costs payable and other policy liabilities	166	102
Long term liabilities	155	147
Unearned revenues	56	78
Unrecognized tax benefits	44	62
Other	192	215
Subtotal	1,536	1,507
Less: valuation allowances	(184)	(247)
Total deferred income tax assets	1,352	1,260
Deferred income tax liabilities:
Intangible assets	(1,148)	(1,104)
Capitalized software development	(465)	(450)
Net unrealized gains on investments	(275)	(161)
Depreciation and amortization	(256)	(140)
Prepaid expenses	(86)	(92)
Total deferred income tax liabilities	(2,230)	(1,947)
Net deferred income tax liabilities	$(878)	$(687)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss carryforwards. Federal net operating loss carryforwards of $151 million expire beginning in 2019 through 2031, and state net operating loss carryforwards expire beginning in 2012 through 2031.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2011	2010	2009
Gross unrecognized tax benefits, beginning of period	$220	$220	$340
Gross increases:
Current year tax positions	11	13	10
Prior year tax positions	10	30	11
Gross decreases:
Prior year tax positions	(34)	—	(62)
Settlements	(25)	—	(61)
Statute of limitations lapses	(53)	(43)	(18)
Gross unrecognized tax benefits, end of period	$129	$220	$220
The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Financial Statements. During the year ended December 31, 2011, the Company recognized a tax benefit of $12 million generated from the net reduction in interest and penalties accrued. During the year ended December 31, 2010, the Company recognized $15 million of interest expense and penalties. During the year ended December 31, 2009, the Company recognized a tax benefit of $7 million generated from the net reduction in interest accrued. The Company had $41 million and $63 million of accrued interest and penalties for uncertain tax positions as of December 31, 2011 and 2010, respectively. These amounts are not included in the reconciliation above. As of December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $90 million.
The Company currently files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2010 and prior. The Company's 2011 tax year is under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to 2004. The Company does not believe any adjustments that may result from these examinations will be significant.
The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $73 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

10.	Shareholders’ Equity
Regulatory Capital and Dividend Restrictions
The Company's regulated subsidiaries are subject to regulations and standards in their respective states of domicile. Most of these regulations and standards conform to those established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary's level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid was $3.4 billion. For the year ended December 31, 2011, the Company's regulated subsidiaries paid their parent companies dividends of $4.5 billion, including $1.1 billion of extraordinary dividends. For the year ended December 31, 2010, the Company's regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $686 million of extraordinary dividends. As of December 31, 2011, $1.6 billion of the Company's $9.4 billion of cash and cash equivalents was held by non-regulated entities.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of approximately $12 billion as of December 31, 2011; regulated entity statutory capital exceeded state minimum capital requirements.
OptumHealth Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital, and Total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2011, the Company believes that OptumHealth Bank met the FDIC requirements to be considered “Well Capitalized”.
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In May 2011, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During 2011, the Company repurchased 65 million shares at an average price of approximately $46 per share and an aggregate cost of $3.0 billion. As of December 31, 2011, the Company had Board authorization to purchase up to an additional 65 million shares of its common stock.
Dividends
In May 2011, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $0.65 per share, paid quarterly. Since June 2010, the Company had paid a quarterly dividend of $0.125 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. On February 8, 2012, the Company's Board of Directors approved a quarterly dividend of $0.1625 per share.
The following table provides details of the Company’s dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
2009	$0.0300	$36
2010	0.4050	449
2011	0.6125	651

11.	Share-Based Compensation
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
As of December 31, 2011, the Company had 50 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and up to 23 million of awards in restricted shares. The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs
Stock options and SARs vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the year ended December 31, 2011 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	112	$40
Granted	1	44
Exercised	(18)	29
Forfeited	(4)	44
Outstanding at end of period	91	42	4.7	$916
Exercisable at end of period	74	44	4.1	610
Vested and expected to vest end of period	91	42	4.7	905
To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using a binomial option-pricing model. The principal assumptions the Company used in applying the option-pricing model were as follows:

	2011	2010	2009
Risk free interest rate	0.9% - 2.3%	1.0% - 2.1%	1.7%-2.4%
Expected volatility	44.3% - 45.1%	45.4% - 46.2%	41.3% - 46.8%
Expected dividend yield	1.0% - 1.4%	0.1% - 1.7%	0.1%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	4.9 - 5.0	4.6 - 5.1	4.4 - 5.1
Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Expected dividend yields are based on the per share dividend declared by the Company's Board of Directors. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.
The weighted-average grant date fair value of stock options and SARs granted for 2011, 2010 and 2009 was approximately $15 per share, $13 per share and $10 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2011, 2010 and 2009 was $327 million, $164 million and $282 million, respectively.
Restricted Shares
Restricted shares vest ratably over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the year ended December 31, 2011 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	13	$31
Granted	8	42
Vested	(3)	32
Forfeitures	(1)	35
Nonvested at end of period	17	36
The weighted-average grant date fair value of restricted shares granted during 2011, 2010 and 2009 was approximately $42 per share, $32 per share and $29 per share, respectively. The total fair value of restricted shares vested during 2011, 2010 and 2009 was $113 million, $99 million and $56 million, respectively.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP) is intended to enhance employee commitment to the goals of the Company, by providing a means of achieving stock ownership at advantageous terms to eligible employees of the Company. Eligible employees are allowed to purchase the Company's stock at a discounted price, which is 85% of the lower market price of the Company's common stock at the beginning or at the end of the six-month purchase period. During 2011, 2010 and 2009, 3 million shares, 4 million shares and 4 million shares of common stock, respectively, were purchased under the ESPP. The compensation expense is included in the compensation expense amounts recognized and discussed below. As of December 31, 2011, there were 22 million shares of common stock available for issuance under the ESPP.
Share-Based Compensation Recognition
The Company recognizes compensation expense for share-based awards, including stock options, SARs and restricted shares, on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. For 2011, 2010 and 2009 the Company recognized compensation expense related to its share-based compensation plans of $401 million ($260 million net of tax effects), $326 million ($278 million net of tax effects) and $334 million ($220 million net of tax effects), respectively. Share-based compensation expense is recognized in Operating Costs in the Company’s Consolidated Statements of Operations. As of December 31, 2011, there was $387 million of total unrecognized compensation cost related to share awards that is expected to be recognized over a weighted-average period of 1.0 year. For 2011, 2010 and 2009 the income tax benefit realized from share-based award exercises was $170 million, $78 million and $94 million, respectively.
Other Employee Benefit Plans
The Company also offers a 401(k) plan for all employees. Compensation expense related to this plan was not material for the years 2011, 2010 and 2009.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an approximately equal amount in Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $281 million and $258 million as of December 31, 2011 and 2010, respectively.

12.	Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates through 2028. Rent expense under all operating leases for 2011, 2010 and 2009 was $295 million, $297 million and $303 million, respectively.
As of December 31, 2011, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2012	$279
2013	243
2014	212
2015	174
2016	129
Thereafter	564
The Company provides guarantees related to its performance under certain contracts. If standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. Amounts accrued for performance guarantees were not material as of December 31, 2011 and 2010.
As of December 31, 2011, the Company has outstanding, undrawn letters of credit with financial institutions of $72 million and surety bonds outstanding with insurance companies of $316 million, primarily to bond contractual performance.

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
Litigation Matters
Out-of-Network Reimbursement Litigation. In 2000, a group of plaintiffs including the American Medical Association filed a lawsuit against the Company asserting a variety of claims challenging the Company’s determination of reimbursement amounts for non-network health care services based on the Company’s use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). The parties entered into a settlement agreement in 2009 and this class action lawsuit, along with a related industry-wide investigation by the New York Attorney General, is now resolved. The Company remains a party to a number of other lawsuits challenging the determination of out of network reimbursement amounts based on use of the same database, including putative class actions and multidistrict litigation brought on behalf of members of Aetna and WellPoint. The Company was dismissed as a party from a similar lawsuit involving Cigna and its members. These suits allege, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members’ claims and seek unspecified damages and treble damages, injunctive and declaratory relief, interest, costs and attorneys fees. The Company is vigorously defending these suits. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters due to the procedural status of the cases, motions to dismiss that are pending in several of the cases, the absence of class certification in any of the cases, the lack of a formal demand on the Company by the plaintiffs, and the involvement of other insurance companies as defendants.
California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI has previously alleged in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. In October 2011, CDI stated that it is seeking an average penalty of approximately $326 per alleged violation. CDI has since reduced the number of alleged violations to 919,574 but has indicated that it is still seeking an aggregate penalty of approximately $325 million. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, expected sometime in 2012, the California Insurance Commissioner may accept, reject or modify the administrative law judge's ruling, issue his own decision, and impose a fine or penalty. The Commissioner's decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
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

The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of Inspector General (OIG), the Office of Personnel Management, the Office of Civil Rights, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the IRS, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. For example, in the fourth quarter of 2011, CMS conducted an audit of the Company's Medicare Advantage and Part D business. The Company is in the process of responding to preliminary findings. Other examples of audits include the risk adjustment data validation (RADV) audits discussed below and a review by the U.S. Department of Labor of the Company’s administration of applicable customer employee benefit plans with respect to the Employee Retirement Income Security Act of 1974, as amended (ERISA) compliance.
Government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material adverse effect on the Company’s results of operations, financial position and cash flows.
Risk Adjustment Data Validation Audits. CMS adjusts capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers as well as, for Medicare Part D plans only, based on comparing costs predicted in the Company's annual bids to actual prescription drug costs. The Company collects claim and encounter data from providers, who the Company generally relies on to appropriately code their claim submissions and document their medical records. CMS then determines the risk score and payment amount for each enrolled member based on the health care data submitted and member demographic information.
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
In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the “error rate” identified in audit samples. The Company has submitted comments to CMS regarding concerns the Company has with CMS’ proposed methodology. These concerns include, among others, the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system. Additionally, payments received from CMS, as well as benefits offered and premiums charged to members, are based on actuarially certified bids that did not include any assumption of retroactive audit payment adjustments. The Company believes that applying retroactive audit and payment adjustments after CMS acceptance of bids undermines the actuarial soundness of the bids. On February 3, 2011, CMS notified the Company that CMS was evaluating all comments received on the proposed methodology and that it anticipated making changes to the draft, based on input CMS had received. As of the date of this filing, CMS has not published the revised methodology. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on the Company's results of operations, financial position and cash flows.
The Office of Inspector General for HHS has audited our risk adjustment data for two local plans and has initially communicated its findings. While the Company does not believe OIG has governing authority to directly impose payment adjustments for risk adjustment audits of Medicare health plans operated under the regulatory authority of CMS, the OIG can recommend to CMS a proposed payment adjustment, and the Company is unable to predict the outcome of this audit process.
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

The Company has estimated a potential assessment of $250 million to $350 million related to this matter, and the Company would accrue the assessment in operating costs if and when the state court renders such a decision. The timing, actual amount and impact, if any, of any guaranty fund assessments will depend on several factors, including if and when the court declares Penn Treaty insolvent, the amount of the insolvency, the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company, and the impact of any such assessments on potential premium rebate payments under the Health Reform Legislation.

13.	Segment Financial Information
Factors used in determining the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision-maker to evaluate its results of operations. Reportable segments with similar economic characteristics are combined.
The following is a description of the types of products and services from which each of the Company's reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State because they have similar economic characteristics, products and services, customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides health plans and care programs to beneficiaries of acute and long-term care Medicaid plans, the Children's Health Insurance Program (CHIP), Special Needs Plans and other federal and state health care programs.

•
OptumHealth serves the physical, emotional and financial needs of individuals, enabling consumer health management and collaborative care delivery through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers personalized health management services, decision support services, access to networks of care provider specialists, well-being solutions, behavioral health management solutions, financial services and clinical services.

•
OptumInsight is a health information, technology, services and consulting company providing software and information products, advisory consulting services, and business process outsourcing to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system work with OptumInsight to reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape.

•
OptumRx offers a multitude of pharmacy benefit management services including providing prescribed medications, patient support and clinical programs. OptumRx also provides claims processing, retail network contracting, rebate contracting and management and clinical programs, such as step therapy, formulary management and disease/drug therapy management programs to achieve a low-cost, high-quality pharmacy benefit.

The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2 of Notes to the Consolidated Financial Statements). Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings sold to UnitedHealthcare customers by OptumHealth, and medical benefits cost, quality and utilization data and predictive modeling sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned such that each reportable segment has at least minimum specified levels of regulatory capital or working capital for non-regulated businesses. Substantially all of the Company’s assets are held and operations are conducted in the United States.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 28% for the year ended
December 31, 2011 and 27% for both the years ended December 31, 2010 and 2009, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment.

Prior period reportable segment financial information has been recast to conform to the 2011 presentation as discussed in Note 2 of Notes to the Consolidated Financial Statements. Corporate and intersegment eliminations are presented to reconcile the reportable segment results to the consolidated results. The following table presents reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
2011
Revenues - external customers:
Premiums	$90,487	$1,496	$—	$—	$1,496	$—	$91,983
Services	4,291	628	1,616	78	2,322	—	6,613
Products	—	24	96	2,492	2,612	—	2,612
Total revenues - external customers	94,778	2,148	1,712	2,570	6,430	—	101,208
Total revenues - intersegment	—	4,461	958	16,708	22,127	(22,127)	—
Investment and other income	558	95	1	—	96	—	654
Total revenues	$95,336	$6,704	$2,671	$19,278	$28,653	$(22,127)	$101,862
Earnings from operations	$7,203	$423	$381	$457	$1,261	$—	$8,464
Interest expense	—	—	—	—	—	(505)	(505)
Earnings before income taxes	$7,203	$423	$381	$457	$1,261	$(505)	$7,959
Total Assets	$52,618	$6,756	$5,308	$3,503	$15,567	$(296)	$67,889
Purchases of property, equipment and capitalized software	$635	$168	$175	$89	$432	$—	$1,067
Depreciation and amortization	$680	$154	$195	$95	$444	$—	$1,124
2010
Revenues - external customers:
Premiums	$84,158	$1,247	$—	$—	$1,247	$—	$85,405
Services	4,021	331	1,403	64	1,798	—	5,819
Products	—	19	93	2,210	2,322	—	2,322
Total revenues - external customers	88,179	1,597	1,496	2,274	5,367	—	93,546
Total revenues - intersegment	—	2,912	845	14,449	18,206	(18,206)	—
Investment and other income	551	56	1	1	58	—	609
Total revenues	$88,730	$4,565	$2,342	$16,724	$23,631	$(18,206)	$94,155
Earnings from operations	$6,740	$511	$84	$529	$1,124	$—	$7,864
Interest expense	—	—	—	—	—	(481)	(481)
Earnings before income taxes	$6,740	$511	$84	$529	$1,124	$(481)	$7,383
Total Assets	$50,913	$3,897	$5,435	$3,087	$12,419	$(269)	$63,063
Purchases of property, equipment and capitalized software	$525	$117	$156	$80	$353	$—	$878
Depreciation and amortization	$725	$100	$159	$80	$339	$—	$1,064
Goodwill impairment	$—	$—	$172	$—	$172	$—	$172

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
2009
Revenues - external customers:
Premiums	$78,251	$1,064	$—	$—	$1,064	$—	$79,315
Services	3,941	274	1,042	49	1,365	—	5,306
Products	—	16	90	1,819	1,925	—	1,925
Total revenues - external customers	82,192	1,354	1,132	1,868	4,354	—	86,546
Total revenues - intersegment	—	2,805	691	12,532	16,028	(16,028)	—
Investment and other income	538	53	—	1	54	—	592
Total revenues	$82,730	$4,212	$1,823	$14,401	$20,436	$(16,028)	$87,138
Earnings from operations	$4,833	$599	$246	$681	$1,526	$—	$6,359
Interest expense	—	—	—	—	—	(551)	(551)
Earnings before income taxes	$4,833	$599	$246	$681	$1,526	$(551)	$5,808
Total Assets	$49,920	$3,190	$2,775	$3,092	$9,057	$68	$59,045
Purchases of property, equipment and capitalized software	$482	$71	$129	$57	$257	$—	$739
Depreciation and amortization	$679	$105	$128	$79	$312	$—	$991

14.	Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2011 and 2010 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2011
Revenues	$25,432	$25,234	$25,280	$25,916
Operating costs	23,211	23,135	23,210	23,842
Earnings from operations	2,221	2,099	2,070	2,074
Net earnings	1,346	1,267	1,271	1,258
Basic net earnings per common share	1.24	1.18	1.19	1.19
Diluted net earnings per common share	1.22	1.16	1.17	1.17
2010
Revenues	$23,193	$23,264	$23,668	$24,030
Operating costs	21,177	21,363	21,523	22,228
Earnings from operations	2,016	1,901	2,145	1,802
Net earnings	1,191	1,123	1,277	1,043
Basic net earnings per common share	1.04	1.00	1.15	0.95
Diluted net earnings per common share	1.03	0.99	1.14	0.94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2011
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's internal control over financial reporting as of December 31, 2011, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting as of December 31, 2011.

/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer

/s/ DAVID S. WICHMANN
David S. Wichmann Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations

/s/ ERIC S. RANGEN
Eric S. Rangen Senior Vice President and Chief Accounting Officer
February 8, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2011. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our reports dated February 8, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 8, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2011, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	(b) Weighted-average exercise price of outstanding options, warrants and rights (3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	77	$39	72	(4)
Equity compensation plans not approved by shareholders (2)	—	—	—
Total (2)	77	$39	72

(1)
Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended, and the UnitedHealth Group 1993 Employee Stock Purchase Plan, as amended. Includes 0.4 million options to acquire shares of common stock that were originally issued under the United HealthCare Corporation 1998 Broad-Based Stock Incentive Plan, as amended, which was not approved by the Company's shareholders, but the shares issuable under the 1998 Broad-Based Stock Incentive Plan were subsequently included in the number of shares approved by the Company's shareholders when approving the 2011 Stock Incentive Plan.

(2)
Excludes 0.3 million shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted-average exercise price of $30 and an average remaining term of approximately 2.7 years. The options are administered pursuant to the terms of the plan under which the option originally was granted. No future awards will be granted under these acquired plans.

(3)
Excludes stock appreciation rights (SARs) to acquire 14 million shares of common stock of the Company with exercise prices above $50.68, the closing price of a share of our common stock as reported on the NYSE on December 31, 2011.

(4)
Includes 22 million shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2011, and 50 million shares available under the 2011 Stock Incentive Plan as of December 31, 2011.

Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 23 million of these shares are available for future grants of awards other than stock options or SARs.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

•	Notes to the Consolidated Financial Statements.
2. Financial Statement Schedules
The following financial statement schedule of the Company is included in Item 15(c):
•Schedule I - Condensed Financial Information of Registrant (Parent Company Only).
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.
(b)    The following exhibits are filed in response to Item 601 of Regulation S-K.
EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated's Definitive Proxy Statement dated April 13, 2011)

*10.2
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.3
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.4
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.5
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.6
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.7
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.8
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.9
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.10
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.11
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2003)

*10.12
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated October 31, 2006)

*10.13
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.14
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.16
Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.17
UnitedHealth Group Directors' Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.18
Amendment to the UnitedHealth Group Directors' Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated's Annual Report on Form 10K for the year ended December 31, 2009)

*10.19
First Amendment to UnitedHealth Group Directors' Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.20
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated November 7, 2006)

*10.21
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.22
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated November 7, 2006)

*10.23
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.24
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.25
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated December 15, 2010)

*10.26
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.27
Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.28
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.35 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29
Amended and Restated Employment Agreement, dated as of October 25, 2011, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.30
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.31
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.32
Separation and Release Agreement, effective as of July 5, 2011, between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

________________________________________________

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 8, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
February 8, 2012

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,506	$916
Deferred income taxes	82	57
Prepaid expenses and other current assets	97	207
Total current assets	1,685	1,180
Equity in net assets of subsidiaries	38,688	36,246
Other assets	77	110
Total assets	$40,450	$37,536

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$351	$301
Note payable to subsidiary	145	130
Commercial paper and current maturities of long-term debt	982	2,480
Total current liabilities	1,478	2,911
Long-term debt, less current maturities	10,656	8,662
Deferred income taxes and other liabilities	24	138
Total liabilities	12,158	11,711
Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,039 and 1,086 issued and outstanding	10	11
Retained earnings	27,821	25,562
Accumulated other comprehensive income (loss):
Net unrealized gains on investments, net of tax effects	476	280
Foreign currency translation loss	(15)	(28)
Total shareholders' equity	28,292	25,825
Total liabilities and shareholders' equity	$40,450	$37,536
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2011	2010	2009
Revenues:
Investment and other income	$3	$2	$10
Total revenues	3	2	10
Operating costs:
Operating costs	25	54	5
Interest expense	451	433	509
Total operating costs	476	487	514
Loss before income taxes	(473)	(485)	(504)
Benefit for income taxes	167	180	172
Loss of parent company	(306)	(305)	(332)
Equity in undistributed income of subsidiaries	5,448	4,939	4,154
Net earnings	$5,142	$4,634	$3,822
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2011	2010	2009
Operating activities
Cash flows from operating activities	$5,560	$3,731	$5,065
Investing activities
Capital contributions to subsidiaries	(171)	(104)	(90)
Cash paid for acquisitions	(2,081)	(2,470)	(1,045)
Cash flows used for investing activities	(2,252)	(2,574)	(1,135)
Financing activities
Common stock repurchases	(2,994)	(2,517)	(1,801)
Proceeds from common stock issuance	381	272	282
Dividends paid	(651)	(449)	(36)
(Repayments of) proceeds from commercial paper, net	(933)	930	(99)
Proceeds from issuance of long term debt	2,234	747	—
Repayments of long-term debt	(955)	(1,583)	(1,350)
Interest rate swap termination	132	—	513
Proceeds from issuance of note to subsidiary	15	30	—
Other	53	20	(10)
Cash flows used for financing activities	(2,718)	(2,550)	(2,501)
Increase (decrease) in cash and cash equivalents	590	(1,393)	1,429
Cash and cash equivalents, beginning of period	916	2,309	880
Cash and cash equivalents, end of period	$1,506	$916	$2,309

Supplemental cash flow disclosures
Cash paid for interest	$418	$459	$485
Cash paid for income taxes	$2,739	$2,725	$2,048
See Notes to the Condensed Financial Statements of Registrant.

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009
1.    Basis of Presentation
UnitedHealth Group's parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in the Summary of Significant Accounting Policies in Note 2 of Notes to the Consolidated Financial Statements.
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $5.6 billion, $4.3 billion and $5.4 billion in 2011, 2010 and 2009, respectively.
3.    Commercial Paper and Long-Term Debt
Further discussion of maturities of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements.
4. Commitments and Contingencies
For a summary of commitments and contingencies, see Note 12 of Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 8, 2012

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. HEMSLEY	Director, President and Chief Executive Officer (principal executive officer)	February 8, 2012
Stephen J. Hemsley
/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	February 8, 2012
David S. Wichmann
/s/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 8, 2012
Eric S. Rangen
*	Director	February 8, 2012
William C. Ballard, Jr.
*	Director	February 8, 2012
Richard T. Burke
*	Director	February 8, 2012
Robert J. Darretta
*	Director	February 8, 2012
Michele J. Hooper
*	Director	February 8, 2012
Rodger A. Lawson
*	Director	February 8, 2012
Douglas W. Leatherdale
*	Director	February 8, 2012
Glenn M. Renwick
Director
Kenneth I. Shine
*	Director	February 8, 2012
Gail R. Wilensky

*By	/s/ RICHARD N. BAER
Richard N. Baer, As Attorney-in-Fact

EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 29, 2007)

3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated's Definitive Proxy Statement dated April 13, 2011)

*10.2
Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.3
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.4
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.5
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.6
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.7
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.8
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan, effective as of May 24, 2011 (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated May 24, 2011)

*10.9
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.10
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.11
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2003)

*10.12
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated October 31, 2006)

*10.13
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.14
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.15
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.16
Summary of Non-Management Director Compensation, effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

*10.17
UnitedHealth Group Directors' Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.18
Amendment to the UnitedHealth Group Directors' Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated's Annual Report on Form 10K for the year ended December 31, 2009)

*10.19
First Amendment to UnitedHealth Group Directors' Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.20
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated November 7, 2006)

*10.21
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.22
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated November 7, 2006)

*10.23
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.24
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.25
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Current Report on Form 8-K dated December 15, 2010)

*10.26
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.27
Employment Agreement, effective as of April 12, 2007, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.28 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2007)

*10.28
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Anthony Welters (incorporated by reference to Exhibit 10.35 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29
Amended and Restated Employment Agreement, dated as of October 25, 2011, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.30
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.31
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2008)

*10.32
Separation and Release Agreement, effective as of July 5, 2011, between United HealthCare Services, Inc. and George L. Mikan III (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 to the Notes to Consolidated Financial Statements included under Item 8)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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