Form 10-Q
period 2012-03-31
UNITEDHEALTH GROUP INC
filed 2012-05-03
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2012, there were 1,037,448,473 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,661	$9,429
Short-term investments	2,665	2,577
Accounts receivable, net	2,688	2,294
Other current receivables, net	1,978	2,255
Assets under management	2,568	2,708
Deferred income taxes	432	472
Prepaid expenses and other current assets	698	615
Total current assets	22,690	20,350
Long-term investments	16,492	16,166
Property, equipment and capitalized software, net	2,560	2,515
Goodwill	25,754	23,975
Other intangible assets, net	3,103	2,795
Other assets	2,091	2,088
Total assets	$72,690	$67,889
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$10,221	$9,799
Accounts payable and accrued liabilities	6,197	6,853
Other policy liabilities	5,457	5,063
Commercial paper and current maturities of long-term debt	1,771	982
Unearned revenues	3,816	1,225
Total current liabilities	27,462	23,922
Long-term debt, less current maturities	11,083	10,656
Future policy benefits	2,444	2,445
Deferred income taxes and other liabilities	2,845	2,574
Total liabilities	43,834	39,597
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,033 and 1,039 issued and outstanding	10	10
Retained earnings	28,388	27,821
Accumulated other comprehensive income	458	461
Total shareholders’ equity	28,856	28,292
Total liabilities and shareholders’ equity	$72,690	$67,889
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Revenues:
Premiums	$24,631	$23,003
Services	1,791	1,598
Products	688	649
Investment and other income	172	182
Total revenues	27,282	25,432
Operating costs:
Medical costs	19,939	18,725
Operating costs	4,096	3,617
Cost of products sold	634	599
Depreciation and amortization	296	270
Total operating costs	24,965	23,211
Earnings from operations	2,317	2,221
Interest expense	(148)	(118)
Earnings before income taxes	2,169	2,103
Provision for income taxes	(781)	(757)
Net earnings	$1,388	$1,346
Basic net earnings per common share	$1.34	$1.24
Diluted net earnings per common share	$1.31	$1.22
Basic weighted-average number of common shares outstanding	1,039	1,086
Dilutive effect of common stock equivalents	21	13
Diluted weighted-average number of common shares outstanding	1,060	1,099
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	24	60
Cash dividends declared per common share	$0.1625	$0.1250
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011

Net earnings	$1,388	$1,346
Other comprehensive loss:
Gross unrealized holding gains (losses) on investment securities during the period	30	(37)
Income tax (expense) benefit	(11)	14
Total unrealized gains (losses), net of tax	19	(23)
Gross reclassification adjustment for net realized gains included in net earnings	(39)	(48)
Income tax benefit	14	17
Total reclassification adjustment, net of tax	(25)	(31)
Foreign currency translation adjustments	3	9
Other comprehensive loss	(3)	(45)
Comprehensive income	$1,385	$1,301
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings			Total Shareholders' Equity
	Common Stock				Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
(in millions)	Shares	Amount
Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				1,388			1,388
Other comprehensive (loss) income					(6)	3	(3)
Issuances of common stock, and related tax effects	13	—	129				129
Share-based compensation, and related tax benefits			209				209
Common stock repurchases	(19)	—	(338)	(653)			(991)
Common stock dividends				(168)			(168)
Balance at March 31, 2012	1,033	$10	$—	$28,388	$470	$(12)	$28,856

Balance at January 1, 2011	1,086	$11	$—	$25,562	$280	$(28)	$25,825
Net earnings				1,346			1,346
Other comprehensive (loss) income					(54)	9	(45)
Issuances of common stock, and related tax effects	6	—	61				61
Share-based compensation, and related tax benefits			139				139
Common stock repurchases	(15)	—	(200)	(420)			(620)
Common stock dividends				(135)			(135)
Balance at March 31, 2011	1,077	$11	$—	$26,353	$226	$(19)	$26,571
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Operating activities
Net earnings	$1,388	$1,346
Noncash items:
Depreciation and amortization	296	270
Deferred income taxes	126	165
Share-based compensation	140	123
Other, net	(88)	(23)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(316)	(385)
Other assets	(221)	(304)
Medical costs payable	246	143
Accounts payable and other liabilities	(202)	48
Other policy liabilities	(248)	(8)
Unearned revenues	2,465	(151)
Cash flows from operating activities	3,586	1,224
Investing activities
Purchases of investments	(2,326)	(2,716)
Sales of investments	1,034	1,085
Maturities of investments	1,098	1,048
Cash paid for acquisitions, net of cash assumed	(1,935)	(541)
Purchases of property, equipment and capitalized software	(269)	(213)
Cash flows used for investing activities	(2,398)	(1,337)
Financing activities
Common stock repurchases	(991)	(620)
Proceeds from common stock issuances	257	96
Dividends paid	(168)	(135)
Proceeds from commercial paper, net	244	759
Proceeds from issuance of long-term debt	995	747
Repayments of long-term debt	—	(955)
Customer funds administered	1,137	1,050
Checks outstanding in excess of bank deposits	(247)	(183)
Other, net	(183)	21
Cash flows from financing activities	1,044	780
Increase in cash and cash equivalents	2,232	667
Cash and cash equivalents, beginning of period	9,429	9,123
Cash and cash equivalents, end of period	$11,661	$9,790
See Notes to the Condensed Consolidated Financial Statements

UNITEDHEALTH GROUP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
UnitedHealth Group Incorporated (also referred to as “UnitedHealth Group” and the “Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and making health care work better. We offer a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The Company has eliminated intercompany balances and transactions. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC (2011 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Accounting Policies
Following is an expanded portion of the Company's revenue policy related to premium rebates. All other accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in the 2011 10-K remain unchanged.
Effective in 2011, premium revenues subject to premium rebates of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation) are recognized based on the estimated premium earned net of the projected rebates over the period of the contract because the Company is able to reasonably estimate ultimate premium. Each period the Company estimates premium rebates based on expected refunds required. The most significant factors in estimating these rebates are financial performance within each aggregation set (e.g. by state, group size and licensed subsidiary), including medical claim experience and effective tax rates, as well as changes in business mix and regulatory requirements. The estimated ultimate premium is revised each period to reflect current experience.
Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company's fiscal year 2012. The adoption of the measurement guidance of ASU 2011-04 did not have a material impact on the Condensed Consolidated Financial Statements. The new disclosures have been included with the Company's fair value disclosures in Note 3 of Notes to the Condensed Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as a part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and ASU 2011-12 became effective for the Company's fiscal year 2012. The Company presented the components of other comprehensive income in separate Condensed Consolidated Statements of Comprehensive Income, which appear consecutive to the Condensed Consolidated Statements of Operations.
The Company has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Condensed Consolidated Financial Statements.

2.	Investments
A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,535	$40	$(5)	$2,570
State and municipal obligations	6,135	363	(2)	6,496
Corporate obligations	5,970	224	(6)	6,188
U.S. agency mortgage-backed securities	2,310	78	(1)	2,387
Non-U.S. agency mortgage-backed securities	459	34	—	493
Total debt securities - available-for-sale	17,409	739	(14)	18,134
Equity securities - available-for-sale	556	23	(2)	577
Debt securities - held-to-maturity:
U.S. government and agency obligations	171	6	—	177
State and municipal obligations	33	—	—	33
Corporate obligations	242	—	(3)	239
Total debt securities - held-to-maturity	446	6	(3)	449
Total investments	$18,411	$768	$(19)	$19,160
December 31, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,319	$54	$—	$2,373
State and municipal obligations	6,363	403	(1)	6,765
Corporate obligations	5,825	205	(23)	6,007
U.S. agency mortgage-backed securities	2,279	74	—	2,353
Non-U.S. agency mortgage-backed securities	476	28	—	504
Total debt securities - available-for-sale	17,262	764	(24)	18,002
Equity securities - available-for-sale	529	23	(8)	544
Debt securities - held-to-maturity:
U.S. government and agency obligations	166	7	—	173
State and municipal obligations	13	—	—	13
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	197	7	—	204
Total investments	$17,988	$794	$(32)	$18,750

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $2 million at both March 31, 2012 and December 31, 2011. Also included were Alt-A securities with fair values of $9 million at both March 31, 2012 and December 31, 2011.

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of March 31, 2012 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2012	$6	$—	$—	$—	$6
2011	26	—	—	—	26
2010	—	3	—	—	3
2007	86	—	—	3	89
2006	166	—	—	10	176
Pre - 2006	187	—	3	3	193
U.S. agency mortgage-backed securities	2,387	—	—	—	2,387
Total	$2,858	$3	$3	$16	$2,880
The amortized cost and fair value of available-for-sale debt securities as of March 31, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,730	$2,742
Due after one year through five years	5,945	6,155
Due after five years through ten years	4,281	4,563
Due after ten years	1,684	1,794
U.S. agency mortgage-backed securities	2,310	2,387
Non-U.S. agency mortgage-backed securities	459	493
Total debt securities - available-for-sale	$17,409	$18,134
The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$70	$70
Due after one year through five years	135	138
Due after five years through ten years	198	195
Due after ten years	43	46
Total debt securities - held-to-maturity	$446	$449

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$845	$(5)	$—	$—	$845	$(5)
State and municipal obligations	246	(2)	—	—	246	(2)
Corporate obligations	764	(5)	25	(1)	789	(6)
U.S. agency mortgage-back securities	176	(1)	—	—	176	(1)
Total debt securities - available-for-sale	$2,031	$(13)	$25	$(1)	$2,056	$(14)
Equity securities - available-for-sale	$2	$(1)	$5	$(1)	$7	$(2)
December 31, 2011
Debt securities - available-for-sale:
State and municipal obligations	$85	$(1)	$21	$—	$106	$(1)
Corporate obligations	1,496	(22)	28	(1)	1,524	(23)
Total debt securities - available-for-sale	$1,581	$(23)	$49	$(1)	$1,630	$(24)
Equity securities - available-for-sale	$24	$(7)	$3	$(1)	$27	$(8)
The unrealized losses from all securities as of March 31, 2012 were generated from 1,600 positions out of a total of 16,100 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of March 31, 2012, the Company did not have the intent to sell any of the securities in an unrealized loss position.
As of March 31, 2012, the Company’s holdings of non-U.S. agency mortgage-backed securities included $7 million of commercial mortgage loans in default. These loans represented less than 1% of the Company’s total mortgage-backed security holdings as of March 31, 2012.
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
Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended March 31,
(in millions)	2012	2011
Total OTTI	$(3)	$(4)
Portion of loss recognized in other comprehensive income	—	—
Net OTTI recognized in earnings	(3)	(4)
Gross realized losses from sales	(1)	(1)
Gross realized gains from sales	43	53
Net realized gains	$39	$48

3.	Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement is categorized in its entirety based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
The fair value hierarchy is summarized as follows:
Level 1 — Quoted prices (unadjusted) for identical assets/liabilities in active markets.
Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, implied volatilities, credit spreads); and

•	Inputs that are corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data.
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during 2012 or 2011.
The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included in the tables below:
Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source, prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
Fair values of debt securities that do not trade on a regular basis in active markets but are priced using other observable inputs are classified as Level 2. The Company’s Level 3 debt securities consist mainly of low income housing investments that are unique and non-transferable. The fair values of the Company's Level 3 debt securities are based on discounted cash flows from the investments.
Fair value estimates for Level 1 and Level 2 equity securities are based on quoted market prices for actively traded equity securities and/or other market data for the same or comparable instruments and transactions in establishing the prices.
The Company's Level 3 equity securities are primarily investments in venture capital securities. The fair values of Level 3 investments in venture capital portfolios are estimated using a market valuation technique that relies heavily on management assumptions and qualitative observations. Under the market approach, the fair values of the Company's various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The Company's market modeling utilizes, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; and similar preferences in their capital structure. Key significant unobservable inputs in the market technique include implied earnings before interest, taxes, depreciation and amortization (EBITDA) multiples and revenue multiples. Additionally, the fair value of certain of the Company's venture capital securities are based off of recent transactions in inactive markets for identical or similar securities. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements.
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
Senior Unsecured Notes. The fair values of the senior unsecured notes are estimated and classified using the same methodologies as the Company's investments in debt securities.
AARP Program-related Other Liabilities. AARP Program-related other liabilities consist of liabilities that represent the amount of net investment gains and losses related to AARP Program-related investments that accrue to the benefit of the AARP policyholders.
The following table presents a summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP related assets and liabilities, which are discussed below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2012
Cash and cash equivalents	$10,111	$1,550	$—	$11,661	$11,661
Debt securities - available-for-sale:
U.S. government and agency obligations	1,700	870	—	2,570	2,570
State and municipal obligations	—	6,496	—	6,496	6,496
Corporate obligations	19	6,169	—	6,188	6,188
U.S. agency mortgage-backed securities	—	2,387	—	2,387	2,387
Non-U.S. agency mortgage-backed securities	—	486	7	493	493
Total debt securities - available-for-sale	1,719	16,408	7	18,134	18,134
Equity securities - available-for-sale	371	2	204	577	577
Total assets at fair value	$12,201	$17,960	$211	$30,372	N/A
Percentage of total assets at fair value	40%	59%	1%	100%	N/A
Interest rate swap liabilities	$—	$10	$—	$10	$10
December 31, 2011
Cash and cash equivalents	$8,569	$860	$—	$9,429	$9,429
Debt securities - available-for-sale:
U.S. government and agency obligations	1,551	822	—	2,373	2,373
State and municipal obligations	—	6,750	15	6,765	6,765
Corporate obligations	16	5,805	186	6,007	6,007
U.S. agency mortgage-backed securities	—	2,353	—	2,353	2,353
Non-U.S. agency mortgage-backed securities	—	497	7	504	504
Total debt securities - available-for-sale	1,567	16,227	208	18,002	18,002
Equity securities - available-for-sale	333	2	209	544	544
Total assets at fair value	$10,469	$17,089	$417	$27,975	N/A
Percentage of total assets at fair value	37%	61%	2%	100%	N/A

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$177	$—	$—	$177	$171
State and municipal obligations	—	2	31	33	33
Corporate obligations	9	12	218	239	242
Total debt securities - held-to-maturity	$186	$14	$249	$449	$446
Senior unsecured notes	$—	$14,037	$—	$14,037	$12,609
December 31, 2011
Debt securities - held-to-maturity:
U.S. government and agency obligations	$173	$—	$—	$173	$166
State and municipal obligations	—	1	12	13	13
Corporate obligations	9	9	—	18	18
Total debt securities - held-to-maturity	$182	$10	$12	$204	$197
Senior unsecured notes	$—	$13,149	$—	$13,149	$11,638
The carrying amounts reported in the Condensed Consolidated Balance Sheets for accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2012			March 31, 2011
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$208	$209	$417	$141	$208	$349
Purchases	—	18	18	—	4	4
Sales	—	(2)	(2)	—	(9)	(9)
Settlements	—	—	—	(6)	—	(6)
Net unrealized losses in accumulated other comprehensive income	—	—	—	—	(2)	(2)
Transfers to held-to-maturity	(201)	(21)	(222)	—	—	—
Balance at end of period	$7	$204	$211	$135	$201	$336
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
March 31, 2012
Equity securities - available-for-sale
Venture capital portfolios	$174	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	8.0	10.0
	30	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$204
Also included in the Company's assets measured at fair value on a recurring basis using Level 3 inputs were $7 million of available-for-sale debt securities at March 31, 2012, which were not significant.
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2012 and 2011.

The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance
Program (the AARP Program). The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in the Company’s 2011 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2012
Cash and cash equivalents	$93	$6	$—	$99
Debt securities:
U.S. government and agency obligations	575	222	—	797
State and municipal obligations	—	24	—	24
Corporate obligations	—	1,054	—	1,054
U.S. agency mortgage-backed securities	—	442	—	442
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	575	1,892	—	2,467
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$668	$1,900	$—	$2,568
Other liabilities	$22	$56	$—	$78
Total liabilities at fair value	$22	$56	$—	$78
December 31, 2011
Cash and cash equivalents	$257	$10	$—	$267
Debt securities:
U.S. government and agency obligations	566	214	—	780
State and municipal obligations	—	25	—	25
Corporate obligations	—	1,048	—	1,048
U.S. agency mortgage-backed securities	—	436	—	436
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	566	1,873	—	2,439
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$823	$1,885	$—	$2,708
Other liabilities	$27	$49	$—	$76
Total liabilities at fair value	$27	$49	$—	$76

4.	CMS Prepayments and Medicare Part D Pharmacy Benefits

CMS Prepayments

On March 30, 2012, the Company received approximately $2.5 billion for its April monthly premium payment and approximately $500 million for the Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discount from the Centers for Medicare & Medicaid Services (CMS). CMS generally pays on the first calendar day of the applicable month. If the first calendar day of the month falls on a weekend or a holiday, CMS has typically paid the Company on the last business day of the preceding calendar month. The Company recorded the premium payment as unearned revenues in both its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The treatment of the Subsidies and drug discount is described below.

Medicare Part D Pharmacy Benefits Contract
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2012			December 31, 2011
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$—	$91	$135	$—	$509	$—
Other policy liabilities	902	304	—	70	649	170
The Subsidies and drug discount represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these Subsidies are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. For the drug discount, the Company records a liability when amounts are received from CMS and a receivable when the Company bills the pharmaceutical manufacturers. Related cash flows are presented as customer funds administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
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
For the three months ended March 31, 2012, there was $530 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2012 was driven by lower than expected health system utilization levels and other factors that were individually immaterial.
For the three months ended March 31, 2011, there was $440 million of net favorable medical cost development related to prior fiscal years. The favorable development in 2011 was primarily driven by lower than expected health system utilization levels and continued improvements in claims submission timeliness, which results in higher completion factors.

6.	Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	March 31, 2012			December 31, 2011
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$245	$245	$245	$—	$—	$—
5.500% senior unsecured notes due November 2012	352	360	363	352	363	366
4.875% senior unsecured notes due February 2013	534	538	553	534	540	556
4.875% senior unsecured notes due April 2013	409	418	426	409	421	427
4.750% senior unsecured notes due February 2014	172	183	184	172	184	185
5.000% senior unsecured notes due August 2014	389	420	426	389	423	424
4.875% senior unsecured notes due March 2015	416	455	459	416	458	460
5.375% senior unsecured notes due March 2016	601	673	686	601	678	689
1.875% senior unsecured notes due November 2016	400	397	404	400	397	400
5.360% senior unsecured notes due November 2016	95	95	110	95	95	110
6.000% senior unsecured notes due June 2017	441	497	530	441	499	518
6.000% senior unsecured notes due November 2017	156	173	189	156	173	183
6.000% senior unsecured notes due February 2018	1,100	1,122	1,329	1,100	1,123	1,308
3.875% senior unsecured notes due October 2020	450	442	475	450	442	478
4.700% senior unsecured notes due February 2021	400	419	449	400	419	450
3.375% senior unsecured notes due November 2021	500	487	513	500	497	517
2.875% senior unsecured notes due March 2022	600	596	587	—	—	—
Zero coupon senior unsecured notes due November 2022	1,095	628	737	1,095	619	696
5.800% senior unsecured notes due March 2036	850	844	978	850	844	1,017
6.500% senior unsecured notes due June 2037	500	495	616	500	495	636
6.625% senior unsecured notes due November 2037	650	645	822	650	645	834
6.875% senior unsecured notes due February 2038	1,100	1,084	1,443	1,100	1,084	1,475
5.700% senior unsecured notes due October 2040	300	298	348	300	298	359
5.950% senior unsecured notes due February 2041	350	348	424	350	348	430
4.625% senior unsecured notes due November 2041	600	593	600	600	593	631
4.375% senior unsecured notes due March 2042	400	399	386	—	—	—
Total commercial paper and long-term debt	$13,105	$12,854	$14,282	$11,860	$11,638	$13,149
Commercial Paper and Bank Credit Facility
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2012, the Company's outstanding commercial paper had a weighted-average annual interest rate of 0.5%.
The Company has a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of March 31, 2012. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.1% to 1.6%.
Debt Covenants
The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt-to-total-

capital ratio, calculated as debt divided by the sum of debt and shareholders’ equity, below 50%. The Company was in compliance with its debt covenants as of March 31, 2012.
Interest Rate Swap Contracts
In March 2012, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company's fixed-rate debt issue maturing November 2021 and have a notional amount of $500 million. Since the critical terms of the swaps match those of the debt being hedged, they are assumed to be highly effective hedges and all changes in fair value of the swaps are recorded on the Condensed Consolidated Balance Sheets with no net impact recorded in the Condensed Consolidated Statements of Operations.

7.	Share-Based Compensation
As of March 31, 2012, the Company had 45 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights (SARs) and up to 17 million of awards in restricted stock and restricted stock units (restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.
Stock Options and SARs
Stock options and SARs vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Stock option and SAR activity for the three months ended March 31, 2012 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	91	$42
Exercised	(11)	36
Forfeited	(1)	44
Outstanding at end of period	79	43	4.5	$1,266
Exercisable at end of period	67	45	4.1	974
Vested and expected to vest end of period	78	43	4.5	1,254
For the three months ended March 31, 2012, the Company granted 94,000 stock options and SARs at a weighted-average exercise price of $52.
Restricted Shares
Restricted shares vest ratably over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the three months ended March 31, 2012 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	17	$36
Granted	6	52
Vested	(6)	34
Nonvested at end of period	17	43

Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended March 31,
	2012	2011
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$18	$15
Total intrinsic value of stock options and SARs exercised	220	67
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	52	42
Total fair value of restricted shares vested	291	69
Share-Based Compensation Items
Share-based compensation expense, before tax	140	123
Share-based compensation expense, net of tax effects	88	84
Income tax benefit realized from share-based award exercises	187	57

(in millions, except years)	March 31, 2012
Unrecognized compensation expense related to share awards	$523
Weighted-average years to recognize compensation expense	1.1
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
To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using a binomial option-pricing model. The principal assumptions the Company used in applying the option-pricing model were as follows:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	0.9%	2.3%
Expected volatility	43.4%	44.3%
Expected dividend yield	1.3%	1.2%
Forfeiture rate	5.0%	5.0%
Expected life in years	5.3 - 5.6	4.9
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

8.	Commitments and Contingencies

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
California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI has previously alleged in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. In October 2011, CDI stated that it is seeking an average penalty of approximately $326 per alleged violation. CDI has since reduced the number of alleged violations to 919,574 but has indicated that it is still seeking an aggregate penalty of approximately $325 million. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, expected no earlier than November 2012, the California Insurance Commissioner may accept, reject or modify the administrative law judge's ruling, issue his own decision, and impose a fine or penalty. The Commissioner's decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
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
The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of Inspector General (OIG), the Office of Personnel Management, the Office of Civil Rights, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Internal Revenue Service (IRS), the U.S. Department of Labor (DOL), the Federal Deposit Insurance Corporation and other governmental authorities. For example, in the fourth quarter of 2011, CMS conducted an audit of the Company's Medicare Advantage and Part D business. The Company is in the process of responding to preliminary findings. Other examples of audits include the risk adjustment data validation (RADV) audits discussed below and a review by the DOL of the Company’s administration of applicable customer employee benefit plans with respect to the Employee Retirement Income Security Act of 1974, as amended (ERISA) compliance.
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
In February 2012, CMS announced a revised, final RADV audit and payment adjustment methodology. Under the final methodology, CMS will conduct RADV audits beginning with the 2011 payment year. CMS has not communicated how the final payment adjustment under its methodology will be implemented, nor has the Company been notified of specific health plans that will be selected for audit. Accordingly, the Company cannot reasonably estimate the range of loss, if any, that may result from future RADV audits. However, potential payment adjustments could have a material adverse effect on the Company's results of operations, financial position and cash flows.
The OIG for the U.S. Department of Health and Human Services (HHS) has audited the Company's risk adjustment data for two local plans and has initially communicated its findings. While the Company does not believe OIG has governing authority to directly impose payment adjustments for risk adjustment audits of Medicare health plans operated under the regulatory authority of CMS, the OIG can recommend to CMS a proposed payment adjustment. The Company is unable to predict the ultimate outcome of this audit process.
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
The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which are affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. If Penn Treaty is liquidated, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods. The Company estimates a potential assessment of $350 million to $450 million related to this matter, and the Company would accrue the assessment in operating costs if and when the state court renders such a decision. The timing, actual amount and impact, if any, of any guaranty fund assessments will depend on several factors, including if and when the court declares Penn Treaty insolvent, the amount of the insolvency, the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company, and the impact of any such assessments on potential premium rebate payments under Health Reform Legislation.

9.	Segment Financial Information
Factors used to determine the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision maker to evaluate its results of operations. Reportable segments with similar economic characteristics are combined.

The following is a description of the types of products and services from which each of the Company's four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State because they have similar economic characteristics, products and services, customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide. UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides health plans and care programs to beneficiaries of acute and long-term care Medicaid plans, the Children's Health Insurance Program (CHIP), Special Needs Plans and other federal and state health care programs.

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

•
OptumInsight is a health information, technology, services and consulting company providing software and information products, advisory consulting services, and business process outsourcing to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations within the health care system work with OptumInsight to reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape.

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

Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2012
Revenues - external customers:
Premiums	$24,211	$420	$—	$—	$420	$—	$24,631
Services	1,178	202	390	21	613	—	1,791
Products	—	7	17	664	688	—	688
Total revenues - external customers	25,389	629	407	685	1,721	—	27,110
Total revenues - intersegment	—	1,282	264	4,036	5,582	(5,582)	—
Investment and other income	144	28	—	—	28	—	172
Total revenues	$25,533	$1,939	$671	$4,721	$7,331	$(5,582)	$27,282
Earnings from operations	$2,065	$92	$89	$71	$252	$—	$2,317
Interest expense	—	—	—	—	—	(148)	(148)
Earnings before income taxes	$2,065	$92	$89	$71	$252	$(148)	$2,169
Three Months Ended March 31, 2011
Revenues - external customers:
Premiums	$22,656	$347	$—	$—	$347	$—	$23,003
Services	1,056	87	436	19	542	—	1,598
Products	—	6	16	627	649	—	649
Total revenues - external customers	23,712	440	452	646	1,538	—	25,250
Total revenues - intersegment	—	1,047	219	3,986	5,252	(5,252)	—
Investment and other income	162	20	—	—	20	—	182
Total revenues	$23,874	$1,507	$671	$4,632	$6,810	$(5,252)	$25,432
Earnings from operations	$1,899	$109	$83	$130	$322	$—	$2,221
Interest expense	—	—	—	—	—	(118)	(118)
Earnings before income taxes	$1,899	$109	$83	$130	$322	$(118)	$2,103

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes. References to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its subsidiaries.
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making health care work better. We offer a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
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
In 2012, we expect increasing unit costs to continue to be the primary cost driver of medical cost trends and we project steadily increasing medical system utilization over the course of the year. We also expect an increase in prescription drug costs compared to 2011. We will continue to work to manage medical cost trends through care management programs, affordable network relationships, pay-for-performance reimbursement programs for care providers, and targeted clinical management programs and initiatives focused on improving quality and affordability. Additionally, employers are continuing to select products with benefit designs that shift more of the costs to the employee.
Care providers are facing market pressures to change from fee-for-service models to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. This is creating the need for health management services that can coordinate care around the primary care physician and for investment in new clinical and administrative information and management systems. We expect that the portion of our costs that is tied to incentive contracts that reward providers for outcome-based results and improved cost efficiencies will continue to increase, and we expect these trends to provide growth opportunities for our Optum business platform.
We seek to price our products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics and premium rebates at the local market level. We work to sustain a stable medical care ratio for an equivalent mix of business. Changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and Health Reform Legislation may impact our premiums, medical costs and medical care ratio. In 2012, we continue to expect reimbursements to be under pressure through government payment rates and continued market competition in commercial products.
Regulatory Trends and Uncertainties
In the first quarter of 2010, the Health Reform Legislation was signed into law. The Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, the Medicaid and Medicare programs, CHIP and other aspects of the health care system. Although the HHS, DOL, IRS and the Treasury Department have issued or proposed regulations on a number of aspects of the Health Reform Legislation, final rules and interim guidance on other key aspects of the Health Reform Legislation, all of which have a variety of effective dates, remain pending.
Following is a summary of management's view of the trends and uncertainties related to some of of the key provisions of the Health Reform Legislation and other regulatory items.
Premium Rebates - Effective in 2011, commercial health plans with medical loss ratios on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually.
In response to the Health Reform Legislation, minimum loss ratios and premium rebates are considered in the pricing of our products. We have also made changes to reduce our product distribution costs, including reducing producer commissions, and are continuing to implement changes to distribution in the large group insured market segment. Our results in 2012 and 2011 include the effects of our estimates of the premium rebates. First quarter 2012 results include the effects of updating estimates and regulatory clarifications regarding the calculations of 2011 premium rebates payable. The 2011 rebate is payable in the third quarter of 2012. Consistent with the prior year accounting, estimated 2012 rebates payable in 2013 are being recorded throughout 2012 as a reduction in premium revenue.
Commercial Rate Increase Review - The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS established a review threshold of annual premium rate increases generally at or above 10% (with state-specific thresholds to be applicable commencing September 2012) and clarified that HHS review will not supersede existing state review and approval procedures. Premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states as of the date of this report.
The competitive forces common in our markets do not support unjustifiable rate increases. We have experienced and expect to continue to experience throughout 2012 a tight, competitive commercial pricing environment. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. However, we have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California, New York and Rhode Island. Depending on the level of scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
Medicare Advantage Rates - Beginning in 2012, additional cuts from 2011 to Medicare Advantage benchmarks have taken effect (benchmarks will ultimately range from 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of benchmark reduction in a county. Additionally, Congress passed the Budget Control Act of 2011, which following a failure of the Joint Select Committee on Deficit Reduction to cut the federal deficit by $1.2 trillion, triggers automatic across-the-board budget cuts (sequestration), including Medicare spending cuts averaging 2% of total program costs for nine years, starting in 2013.
We expect the 2012 and 2013 Medicare Advantage rates will be outpaced by underlying medical trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. There are a number of annual adjustments we can and are making to our operations, which may partially offset any impact from these rate reductions. For example, we seek to intensify our medical and operating cost management, adjust members' benefits and decide on a county-by-county basis in which geographies to participate. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses that may offset these anticipated rate reductions. Taken together, we expect a slight increase in Medicare Advantage medical care ratio in 2012.
We also may be able to mitigate the effects of reduced funding by increasing enrollment due to the increasing number of people eligible for Medicare in coming years. Compared to the first quarter of 2011, our Medicare Advantage membership has increased by 330,000 consumers or 15%, including XL Health Corporation. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.
Industry Fees - The Health Reform Legislation includes an annual, non-deductible insurance industry assessment to be levied proportionally across the insurance industry. The amount of the annual fee is $8 billion in 2014, $11.3 billion for 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will be equal to the annual fee for the preceding year increased by the rate of premium growth for the preceding year. The annual fee will be allocated based on the ratio of an entity's net premiums written during the preceding calendar year to the total health insurance industry's net premiums written for any U.S. health risk during the preceding calendar year, subject to certain exceptions. This fee will be first paid and expensed in 2014. As a result of the non-deductibility of these fees, our effective income tax rate will increase significantly in 2014.
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional Reinsurance Program; a temporary Risk Corridors Program; and a permanent Risk Adjustment Program. The transitional Reinsurance Program is a temporary program, which will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014; $20 billion (subject to increase based on state decisions) of which funds the state reinsurance pools and $5 billion funds the U.S. Treasury). While the final HHS regulations have been released, the terms of the specific reinsurance programs to be used in each state are not yet known.
Premium increases will be necessary to offset the impact of these assessments, and other Health Reform Legislation provisions.

Premium increases are generally subject to state regulatory approval and potentially federal review.
State-Based Exchanges and Coverage Expansion - Effective in 2014, state-based exchanges are required to be established for individuals and small employers. The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014.
The Congressional Budget Office has estimated that up to 33 million additional individuals may eventually gain insurance coverage if the Health Reform Legislation is implemented broadly in its current form. This represents an opportunity for us to increase membership. However, serving these individuals may generate different profit margins than our existing business due to various factors, including the health status of the newly insured individuals.
We expect existing participants in Medicare and Medicaid and new enrollees in state-based exchanges to transition between products and programs, offering us opportunities to design products and services that enable us to compete for new business across business segments on an ongoing basis. We have created a national exchange strategy team to oversee readiness and implementation for exchanges across our organization.
Court Proceedings and Congressional Action - Court proceedings related to the Health Reform Legislation continue to evolve. The United States Supreme Court heard oral arguments in March 2012 with the proponents of such challenges seeking to limit the scope of or have all or portions of the Health Reform Legislation declared unconstitutional. The Supreme Court may find all aspects of the law constitutional, may find the individual mandate unconstitutional and strike this provision and possibly any other provisions with a material connection to the mandate, strike down the whole law, or determine that the case is not yet ripe. Congress may withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Any partial or complete repeal or amendment, or uncertainty regarding such events, could materially and adversely impact our ability to capitalize on the opportunities presented by the Health Reform Legislation or may cause us to incur additional costs of compliance or reversing some of the changes we have already implemented. For example, if the individual mandate is declared unconstitutional or repealed without corresponding changes to other provisions of the Health Reform Legislation to protect against the risk of adverse selection (such as revisions to the guaranteed issue, prohibition on pre-existing condition exclusions, and rating restrictions), our results of operations, financial position and cash flows could be materially and adversely affected. The Supreme Court is scheduled to render a decision in late June. The pending Supreme Court proceeding, and the potential for Congressional action to impede implementation, create additional uncertainties with respect to the law including whether the law will be revoked.
For additional information regarding the Health Reform Legislation and Regulatory Trends and Uncertainties, see Item 1, “Business - Government Regulation,” Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Trends and Uncertainties” in our 2011 10-K.

RESULTS SUMMARY

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages and per share data)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$24,631	$23,003	$1,628	7%
Services	1,791	1,598	193	12
Products	688	649	39	6
Investment and other income	172	182	(10)	(5)
Total revenues	27,282	25,432	1,850	7
Operating costs:
Medical costs	19,939	18,725	1,214	6
Operating costs	4,096	3,617	479	13
Cost of products sold	634	599	35	6
Depreciation and amortization	296	270	26	10
Total operating costs	24,965	23,211	1,754	8
Earnings from operations	2,317	2,221	96	4
Interest expense	(148)	(118)	30	25
Earnings before income taxes	2,169	2,103	66	3
Provision for income taxes	(781)	(757)	24	3
Net earnings	$1,388	$1,346	$42	3%
Diluted net earnings per common share	$1.31	$1.22	$0.09	7%
Medical care ratio (a)	81.0%	81.4%	(0.4)%
Operating cost ratio	15.0	14.2	0.8
Operating margin	8.5	8.7	(0.2)
Tax rate	36.0	36.0	—
Net margin	5.1	5.3	(0.2)
Return on equity (b)	19.4%	20.6%	(1.2)%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND FINANCIAL LIQUIDITY ITEMS
The following represents a summary of selected first quarter 2012 year-over-year operating comparisons to first quarter 2011 and liquidity items.

•	Consolidated total revenues of $27 billion increased 7%.

•	UnitedHealthcare revenues of $26 billion rose 7%.

•	Optum revenues of $7 billion increased 8%.

•	UnitedHealthcare medical enrollment during 2012 grew by 1.6 million people; Medicare Part D stand-alone membership decreased by 0.5 million people.

•	Consolidated medical care ratio of 81.0% decreased 40 basis points.

•	Net earnings of $1.4 billion and diluted earnings per share of $1.31 increased 3% and 7%, respectively.

•	Liquidity:

◦	$1.1 billion in cash was held by non-regulated entities as of March 31, 2012.

◦	2012 debt offering raised new debt totaling $1.0 billion.

◦	Debt to debt-plus-equity ratio increased 170 basis points to 30.8% from 29.1% as of December 31, 2011.

◦	Cash paid for acquisitions in 2012, net of cash assumed, totaled $1.9 billion.

FIRST QUARTER 2012 RESULTS OF OPERATIONS COMPARED TO FIRST QUARTER 2011 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three months ended March 31, 2012 were driven by growth in the number of individuals served and commercial premium rate increases reflecting expected underlying medical cost trends in our UnitedHealthcare businesses and overall growth at OptumHealth.
Medical Costs
Medical costs for the three months ended March 31, 2012 increased due to risk-based membership growth in our public and senior markets businesses and continued increases in the cost per service paid for health system use, partially offset by an increase in net favorable medical cost development. Unit cost increases represented the majority of the increases in our medical cost trend, with the largest contributor being price increases to hospitals.
For each period, our operating results include the effects of revisions in medical cost estimates related to prior periods. Changes in medical cost estimates related to prior periods, resulting from more complete claim information identified in the current period, are included in total medical costs reported for the current period. For the three months ended March 31, 2012 and 2011 there was $530 million and $440 million, respectively, of net favorable medical cost development related to prior fiscal years. The favorable development in 2012 was driven by lower than expected health system utilization levels in 2011 and other factors that were individually immaterial. The favorable development in 2011 was primarily driven by continued improvements in claims submission timeliness, which resulted in higher completion factors and lower than expected health system utilization levels in 2010.
Operating Costs
The increase in our operating costs for the three months ended March 31, 2012 was due to business growth, including an increase in fee-based benefits and fee-based service revenues, which carry comparatively higher operating costs as well as investments in the pharmacy management services business.
Reportable Segments
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
See Note 9 of Notes to the Condensed Consolidated Financial Statements and Item 1, “Business” in our 2011 10-K for a description of how each of our reportable segments derives its revenues.
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

The following table presents reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2012	2011	2012 vs. 2011
Revenues
UnitedHealthcare	$25,533	$23,874	$1,659	7%
OptumHealth	1,939	1,507	432	29
OptumInsight	671	671	—	—
OptumRx	4,721	4,632	89	2
Total Optum	7,331	6,810	521	8
Eliminations	(5,582)	(5,252)	330	nm
Consolidated revenues	$27,282	$25,432	$1,850	7%
Earnings from operations
UnitedHealthcare	$2,065	$1,899	$166	9%
OptumHealth	92	109	(17)	(16)
OptumInsight	89	83	6	7
OptumRx	71	130	(59)	(45)
Total Optum	252	322	(70)	(22)
Consolidated earnings from operations	$2,317	$2,221	$96	4%
Operating margin
UnitedHealthcare	8.1%	8.0%	0.1%
OptumHealth	4.7	7.2	(2.5)
OptumInsight	13.3	12.4	0.9
OptumRx	1.5	2.8	(1.3)
Total Optum	3.4	4.7	(1.3)
Consolidated operating margin	8.5%	8.7%	(0.2)%
nm = not meaningful
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in billions, except percentages)	2012	2011	2012 vs. 2011
UnitedHealthcare Employer & Individual	$11.7	$11.2	$0.5	4%
UnitedHealthcare Medicare & Retirement	10.2	9.4	0.8	9
UnitedHealthcare Community & State	3.6	3.3	0.3	9
Total UnitedHealthcare revenue	$25.5	$23.9	$1.6	7%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	Three Months Ended March 31,		Increase/(Decrease)
(in thousands, except percentages)	2012	2011	2012 vs. 2011
Commercial risk-based	9,360	9,470	(110)	(1)%
Commercial fee-based	17,085	16,130	955	6
Total commercial	26,445	25,600	845	3
Medicare Advantage	2,495	2,165	330	15
Medicaid	3,590	3,390	200	6
Medicare Supplement	3,040	2,840	200	7
Total public and senior	9,125	8,395	730	9
Total UnitedHealthcare - medical	35,570	33,995	1,575	5%
Supplemental Data:
Medicare Part D stand-alone	4,240	4,745	(505)	(11)%
UnitedHealthcare's year-over-year membership growth was balanced and diversified with just over one-half in the commercial markets and the remainder in the public and senior markets. Commercial risk-based membership decreased primarily due to a combination of conversions to fee-based products by large public sector clients that we retained and other decreases in the public sector. In fee-based commercial products the increase was due to strong retention and a solid 2012 selling season.  Medicare Advantage increased due to strengthened execution in product design, marketing and local engagement combined with the addition of 120,000 Medicare Advantage members from the acquisition of XL Health Corporation in February 2012.  Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers. Medicare Supplement growth was due to strong retention and new sales. In our Medicare Part D stand-alone business, membership decreased by 505,000 people year-over-year including 615,000 people in the first quarter, primarily as a result of the first quarter 2012 loss of approximately 470,000 of our auto-assigned low-income subsidy Medicare Part D beneficiaries, mainly due to pricing benchmarks for the government-subsidized low income Medicare Part D market coming in below our bids in a number of regions.
UnitedHealthcare's revenue growth for the three months ended March 31, 2012 was primarily due to growth in the number of individuals served and commercial premium rate increases reflecting expected underlying medical cost trends.
UnitedHealthcare's earnings from operations for the three months ended March 31, 2012 increased compared to the prior year primarily due to the factors that increased revenues and an improvement in the medical care ratio due to an increase in net favorable medical cost development and a benefit of $130 million from updating estimates and regulatory clarifications regarding the calculations of 2011 premium rebates payable.
In March 2012, UnitedHealthcare was awarded the TRICARE West Region Managed Care Support Contract. The contract includes a transition period and five one-year option periods for health care operations. The first year of operations is anticipated to begin April 1, 2013. The administrative services contract is worth $1.4 billion, over the five years. In 2012, we expect to incur startup costs, which will not have a material effect on our financial statements.
Optum. Total revenue for Optum businesses increased for the three months ended March 31, 2012 due to business growth and 2011 acquisitions at OptumHealth.
Optum’s earnings from operations and operating margin for the three months ended March 31, 2012 decreased compared to 2011 due to investments across the Optum business infrastructure (primarily scaling pharmacy management services) and the reduction in Medicare Part D pharmacy membership and related prescription volumes.
The results by segment were as follows:
OptumHealth
The increase in revenues at OptumHealth for the three months ended March 31, 2012 was primarily due to 2011 acquisitions in clinical care and services for payers and the military and strong organic growth in care services and carve-out specialty risk offerings.
Earnings from operations and operating margin for the three months ended March 31, 2012 decreased compared to 2011, driven by business mix and operational investments.

OptumInsight
Revenues at OptumInsight for the three months ended March 31, 2012 were flat, as the impact of organic growth was fully offset by the divestiture of the clinical trials services business in June 2011.
The increases in earnings from operations and operating margins for the three months ended March 31, 2012 reflect an improved mix of services.
OptumRx
The increase in OptumRx revenues for the three months ended March 31, 2012 was driven by a net growth in customers served despite the reduction in UnitedHealthcare Medicare Part D plan participants. Intersegment revenues eliminated in consolidation were $4.0 billion for both the three months ended March 31, 2012 and 2011.
OptumRx earnings from operations and operating margins for 2012 decreased as investments to support growth initiatives, including the in-sourcing of our commercial pharmacy benefit programs, and decreased prescription volume in the Medicare Part D business, more than offset the earnings contribution from greater use of generic medications.
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
Our regulated subsidiaries generate significant cash flows from operations and are subject to financial regulations and standards in their respective states of domicile. Most of these regulations and standards conform to those established by the National Association of Insurance Commissioners. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each state, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In 2012, based on the 2011 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which can be paid by our regulated subsidiaries to their parent companies is $4.6 billion. For the three months ended March 31, 2012, our regulated subsidiaries paid their parent companies dividends of $1.4 billion, including $238 million of extraordinary dividends. For the year ended December 31, 2011, our regulated subsidiaries paid their parent companies dividends of $4.5 billion, including $1.1 billion of extraordinary dividends.
Our non-regulated businesses also generate cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long term debt as well as issuance of commercial paper or drawings under our committed credit facility, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, and return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.

Summary of our Major Sources and Uses of Cash

	Three Months Ended March 31,
(in millions)	2012	2011
Sources of cash:
Cash provided by operating activities	$3,586	$1,224
Issuance of long-term debt and commercial paper, net of repayments	1,239	551
Proceeds from customer funds administered	1,137	1,050
Other	257	117
Total sources of cash	6,219	2,942
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(1,935)	(541)
Common stock repurchases	(991)	(620)
Purchases of property, equipment and capitalized software, net of dispositions	(269)	(213)
Purchases of investments, net of sales and maturities	(194)	(583)
Dividends paid	(168)	(135)
Other	(430)	(183)
Total uses of cash	(3,987)	(2,275)
Net increase in cash	$2,232	$667
2012 Cash Flows Compared to 2011 Cash Flows
Cash flows from operating activities increased $2.4 billion, from 2011. The increased cash flows were primarily driven by an increase in unearned premiums due to the early receipt of the April CMS payment of approximately $2.5 billion. See Note 4 of Notes to the Condensed Consolidated Financial Statements for further detail on the April CMS payment. We anticipate lower year over year cash flows from operations in 2012, which will include payments in the third quarter for 2011 premium rebate obligations.
Cash flows used for investing activities increased $1.1 billion, or 79%, primarily due to increased investments in acquisitions in 2012 partially offset by a decrease in net purchases of investments.
Cash flows from financing activities increased $264 million, or 34%, primarily due to increased net borrowings and an increase in proceeds from customer funds administered due to the early receipt of the April CMS Subsidies and drug discount payments, partially offset by an increase in share repurchases.
Financial Condition
As of March 31, 2012, our cash, cash equivalent and available-for-sale investment balances of $30.4 billion included $11.7 billion of cash and cash equivalents (of which $1.1 billion was held by non-regulated entities), $18.1 billion of debt securities and $577 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $211 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $3.0 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.
Our cash equivalent and investment portfolio has a weighted-average duration of 2.0 years and a weighted-average credit rating of “AA” as of March 31, 2012. Included in the debt securities balance are $2.2 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of March 31, 2012. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facility described below. As of March 31, 2012, we had $245 million of commercial paper outstanding with a weighted-average annual interest rate of 0.5%.
Bank Credit Facility. We have a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of March 31, 2012. The interest rate on borrowings is variable based on term and amount and is calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of March 31, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.1% to 1.6%.
Our bank credit facility contains various covenants, including requiring us to maintain a debt to debt-plus-equity ratio below 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, was 30.8% and 29.1% as of March 31, 2012 and December 31, 2011, respectively. We were in compliance with our debt covenants as of March 31, 2012.
Long-term debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes and the funds may be used, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions, for share repurchases or for other general corporate purposes.
In March 2012, we issued $1 billion in senior unsecured notes. The issuance included $600 million of 2.875% fixed-rate notes due March 2022 and $400 million of 4.375% fixed-rate notes due March 2042.
Credit Ratings. Our credit ratings at March 31, 2012 were as follows:

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
Share Repurchases. Under our Board of Directors’ authorization, we maintain a common share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured repurchase programs), subject to certain preset parameters established by our Board. During the three months ended March 31, 2012, we repurchased 19 million shares at an average price of $53.50 per share and an aggregate cost of $991 million. As of March 31, 2012, we had Board authorization to purchase up to an additional 46 million shares of our common stock.
Dividends. In February 2012, our Board of Directors approved a quarterly dividend of $0.1625 per share. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Our annual dividend rate is $0.65 per share, paid quarterly.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2011 was disclosed in our 2011 10-K. During the three months ended March 31, 2012 there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

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
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2011 10-K. As of March 31, 2012, our critical accounting policies have not changed from those described in our 2011 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2011 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of March 31, 2012, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of March 31, 2012, there were no other significant concentrations of credit risk.
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
Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from federal, state, local and international regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws, including any that could arise out of the potential liquidation of Penn Treaty Network America Insurance Company; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue received from Medicare and Medicaid programs; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with restrictions on patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2011 10-K. Any or all forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to (a) changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt and (b) changes in equity prices that impact the value of our equity investments.
As of March 31, 2012, $11.7 billion of our investments were classified as cash and cash equivalents on which interest rates received vary with market interest rates, which may materially impact our investment income. Also, $2.3 billion of our debt and deposit liabilities as of March 31, 2012 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of March 31, 2012, $18.6 billion of our investments were fixed-rate debt securities and $12.1 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of March 31, 2012 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2012
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$251	$46	$(1,255)	$(1,892)
1	125	23	(634)	(1,004)
(1)	(24)	(6)	567	1,228
(2)	nm	nm	887	2,490
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2012 and 2011, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2012, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

As of March 31, 2012, we had $577 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2011 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors disclosed in our 2011 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2012

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2012	7	$51.98	7	58
February 29, 2012	7	53.74	7	51
March 31, 2012	5	55.18	5	46
Total	19	$53.50	19

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

ITEM 5.	OTHER INFORMATION
In the first quarter of 2012, the Company adopted ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as a part of the statement of equity.

The table below reflects the retrospective application of this guidance for each of the three years covered by our 2011 10-K Total Comprehensive income for Schedule I “Condensed Financial Information of Registrant (Parent Company Only)” would equal comprehensive income as presented below.

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Net earnings	$5,142	$4,634	$3,822
Other comprehensive income (loss):
Gross unrealized holding gains on investment securities during the period	422	74	501
Income tax expense	(154)	(26)	(187)
Total unrealized gains, net of tax	268	48	314
Gross reclassification adjustment for net realized gains included in net earnings	(113)	(71)	(11)
Income tax benefit	41	26	4
Total reclassification adjustment, net of tax	(72)	(45)	(7)
Foreign currency translation adjustments	13	(4)	(2)
Other comprehensive income (loss)	209	(1)	305
Comprehensive income	$5,351	$4,633	$4,127

ITEM 6. EXHIBITS **
The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	May 3, 2012
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	May 3, 2012
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 3, 2012
Eric S. Rangen

EXHIBIT INDEX**

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1	Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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