Form 10-Q
period 2012-06-30
UNITEDHEALTH GROUP INC
filed 2012-08-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2012, there were 1,032,705,691 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,578	$9,429
Short-term investments	2,852	2,577
Accounts receivable, net	2,648	2,294
Other current receivables, net	1,887	2,255
Assets under management	2,628	2,708
Deferred income taxes	461	472
Prepaid expenses and other current assets	673	615
Total current assets	22,727	20,350
Long-term investments	16,698	16,166
Property, equipment and capitalized software, net	2,589	2,515
Goodwill	26,191	23,975
Other intangible assets, net	3,141	2,795
Other assets	2,119	2,088
Total assets	$73,465	$67,889
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$10,491	$9,799
Accounts payable and accrued liabilities	6,460	6,853
Other policy liabilities	5,358	5,063
Current maturities of long-term debt	1,461	982
Unearned revenues	3,853	1,225
Total current liabilities	27,623	23,922
Long-term debt, less current maturities	11,156	10,656
Future policy benefits	2,441	2,445
Deferred income taxes and other liabilities	2,870	2,574
Total liabilities	44,090	39,597
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,024 and 1,039 issued and outstanding	10	10
Retained earnings	28,896	27,821
Accumulated other comprehensive income	469	461
Total shareholders’ equity	29,375	28,292
Total liabilities and shareholders’ equity	$73,465	$67,889

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenues:
Premiums	$24,609	$22,813	$49,240	$45,816
Services	1,800	1,656	3,591	3,254
Products	678	605	1,366	1,254
Investment and other income	178	160	350	342
Total revenues	27,265	25,234	54,547	50,666
Operating costs:
Medical costs	20,013	18,578	39,952	37,303
Operating costs	4,080	3,733	8,176	7,350
Cost of products sold	620	554	1,254	1,153
Depreciation and amortization	326	270	622	540
Total operating costs	25,039	23,135	50,004	46,346
Earnings from operations	2,226	2,099	4,543	4,320
Interest expense	(153)	(119)	(301)	(237)
Earnings before income taxes	2,073	1,980	4,242	4,083
Provision for income taxes	(736)	(713)	(1,517)	(1,470)
Net earnings	$1,337	$1,267	$2,725	$2,613
Basic net earnings per common share	$1.30	$1.18	$2.64	$2.42
Diluted net earnings per common share	$1.27	$1.16	$2.59	$2.38
Basic weighted-average number of common shares outstanding	1,028	1,075	1,034	1,079
Dilutive effect of common stock equivalents	21	19	20	17
Diluted weighted-average number of common shares outstanding	1,049	1,094	1,054	1,096
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	10	44	17	52
Cash dividends declared per common share	$0.2125	$0.1625	$0.3750	$0.2875

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net earnings	$1,337	$1,267	$2,725	$2,613
Other comprehensive income:
Gross unrealized holding gains on investment securities during the period	81	198	111	161
Income tax expense	(35)	(73)	(46)	(59)
Total unrealized gains, net of tax	46	125	65	102
Gross reclassification adjustment for net realized gains included in net earnings	(50)	(21)	(89)	(69)
Income tax effect	19	8	33	25
Total reclassification adjustment, net of tax	(31)	(13)	(56)	(44)
Foreign currency translation adjustments	(4)	13	(1)	22
Other comprehensive income	11	125	8	80
Comprehensive income	$1,348	$1,392	$2,733	$2,693

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings			Total Shareholders' Equity
	Common Stock				Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
(in millions)	Shares	Amount
Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				2,725			2,725
Other comprehensive income (loss)					9	(1)	8
Issuances of common stock, and related tax effects	18	—	194				194
Share-based compensation, and related tax benefits			351				351
Common stock repurchases	(33)	—	(545)	(1,264)			(1,809)
Common stock dividends				(386)			(386)
Balance at June 30, 2012	1,024	$10	$—	$28,896	$485	$(16)	$29,375

Balance at January 1, 2011	1,086	$11	$—	$25,562	$280	$(28)	$25,825
Net earnings				2,613			2,613
Other comprehensive income					58	22	80
Issuances of common stock, and related tax effects	11	—	153				153
Share-based compensation, and related tax benefits			256				256
Common stock repurchases	(28)	—	(409)	(846)			(1,255)
Common stock dividends				(309)			(309)
Balance at June 30, 2011	1,069	$11	$—	$27,020	$338	$(6)	$27,363

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2012	2011
Operating activities
Net earnings	$2,725	$2,613
Noncash items:
Depreciation and amortization	622	540
Deferred income taxes	108	264
Share-based compensation	242	218
Other, net	(163)	(62)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(188)	(843)
Other assets	(27)	(281)
Medical costs payable	298	120
Accounts payable and other liabilities	23	(128)
Other policy liabilities	(365)	37
Unearned revenues	2,496	(59)
Cash flows from operating activities	5,771	2,419
Investing activities
Purchases of investments	(4,946)	(4,479)
Sales of investments	2,090	1,985
Maturities of investments	2,322	1,901
Cash paid for acquisitions, net of cash assumed	(2,404)	(827)
Cash received from dispositions	—	378
Purchases of property, equipment and capitalized software	(465)	(516)
Cash flows used for investing activities	(3,403)	(1,558)
Financing activities
Common stock repurchases	(1,809)	(1,255)
Proceeds from common stock issuances	410	225
Dividends paid	(386)	(309)
Proceeds from commercial paper, net	—	154
Proceeds from issuance of long-term debt	995	747
Repayments of long-term debt	—	(955)
Customer funds administered	1,108	1,228
Checks outstanding in excess of bank deposits	(290)	(88)
Other, net	(247)	44
Cash flows used for financing activities	(219)	(209)
Increase in cash and cash equivalents	2,149	652
Cash and cash equivalents, beginning of period	9,429	9,123
Cash and cash equivalents, end of period	$11,578	$9,775

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
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable and medical costs, premium rebates and risk-sharing provisions related to revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables, valuations of investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
Accounting Policies
Following is an expanded portion of the Company's revenue policy related to premium rebates. All other accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in the 2011 10-K remain unchanged.
The Company's fully insured commercial premium revenues are generally subject to the minimum medical loss ratio requirements of the Patient Protection and Affordable Care Act and the associated reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (Health Reform Legislation). Premium revenues are recognized based on the estimated premiums earned net of projected rebates because the Company is able to reasonably estimate the ultimate premiums of these contracts. Each period, the Company estimates premium rebates based on the expected financial performance of the applicable contracts within each defined aggregation set (e.g., by state, group size and licensed subsidiary). The most significant factors in estimating the financial performance are current and future premiums and medical claim experience, effective tax rates and expected changes in business mix. The estimated ultimate premium is revised each period to reflect current and projected experience.
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as a part of the statement of equity. ASU 2011-05 became effective for the Company's fiscal year 2012. The Company presented separate Condensed Consolidated Statements of Comprehensive Income, which appear consecutive to the Condensed Consolidated Statements of Operations.
The Company has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Condensed Consolidated Financial Statements.

2.	Investments
A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,474	$51	$—	$2,525
State and municipal obligations	6,352	379	(2)	6,729
Corporate obligations	6,109	226	(8)	6,327
U.S. agency mortgage-backed securities	2,351	80	—	2,431
Non-U.S. agency mortgage-backed securities	445	32	—	477
Total debt securities - available-for-sale	17,731	768	(10)	18,489
Equity securities - available-for-sale	587	22	(3)	606
Debt securities - held-to-maturity:
U.S. government and agency obligations	172	7	—	179
State and municipal obligations	26	—	—	26
Corporate obligations	257	—	(3)	254
Total debt securities - held-to-maturity	455	7	(3)	459
Total investments	$18,773	$797	$(16)	$19,554
December 31, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,319	$54	$—	$2,373
State and municipal obligations	6,363	403	(1)	6,765
Corporate obligations	5,825	205	(23)	6,007
U.S. agency mortgage-backed securities	2,279	74	—	2,353
Non-U.S. agency mortgage-backed securities	476	28	—	504
Total debt securities - available-for-sale	17,262	764	(24)	18,002
Equity securities - available-for-sale	529	23	(8)	544
Debt securities - held-to-maturity:
U.S. government and agency obligations	166	7	—	173
State and municipal obligations	13	—	—	13
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	197	7	—	204
Total investments	$17,988	$794	$(32)	$18,750

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $2 million at both June 30, 2012 and December 31, 2011. Also included were Alt-A securities with fair values of $7 million and $9 million at June 30, 2012 and December 31, 2011.

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of June 30, 2012 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2012	$15	$—	$—	$15
2011	26	—	—	26
2010	—	3	—	3
2007	84	—	2	86
2006	155	—	9	164
Pre - 2006	177	—	6	183
U.S. agency mortgage-backed securities	2,431	—	—	2,431
Total	$2,888	$3	$17	$2,908
The amortized cost and fair value of available-for-sale debt securities as of June 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,929	$2,942
Due after one year through five years	5,906	6,106
Due after five years through ten years	4,380	4,693
Due after ten years	1,720	1,840
U.S. agency mortgage-backed securities	2,351	2,431
Non-U.S. agency mortgage-backed securities	445	477
Total debt securities - available-for-sale	$17,731	$18,489
The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$77	$77
Due after one year through five years	124	127
Due after five years through ten years	193	191
Due after ten years	61	64
Total debt securities - held-to-maturity	$455	$459

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012
Debt securities - available-for-sale:
State and municipal obligations	$448	$(2)	$—	$—	$448	$(2)
Corporate obligations	1,034	(7)	48	(1)	1,082	(8)
Total debt securities - available-for-sale	$1,482	$(9)	$48	$(1)	$1,530	$(10)
Equity securities - available-for-sale	$29	$(2)	$4	$(1)	$33	$(3)
December 31, 2011
Debt securities - available-for-sale:
State and municipal obligations	$85	$(1)	$21	$—	$106	$(1)
Corporate obligations	1,496	(22)	28	(1)	1,524	(23)
Total debt securities - available-for-sale	$1,581	$(23)	$49	$(1)	$1,630	$(24)
Equity securities - available-for-sale	$24	$(7)	$3	$(1)	$27	$(8)
The unrealized losses from all securities as of June 30, 2012 were generated from 1,900 positions out of a total of 16,900 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of June 30, 2012, the Company did not have the intent to sell any of the securities in an unrealized loss position.
As of June 30, 2012, the Company’s holdings of non-U.S. agency mortgage-backed securities included $7 million of commercial mortgage loans in default. These loans represented less than 1% of the Company’s total mortgage-backed security holdings as of June 30, 2012.
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
Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Total OTTI	$(1)	$(2)	$(4)	$(6)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(1)	(2)	(4)	(6)
Gross realized losses from sales	(2)	(3)	(3)	(4)
Gross realized gains from sales	53	26	96	79
Net realized gains	$50	$21	$89	$69

3.	Fair Value
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
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and six months ended June 30, 2012 and 2011.
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
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source, prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
Interest Rate Swaps. Fair values of the Company’s interest rate swaps are estimated using the terms of the swaps and publicly available market yield curves. Because the swaps are unique and not actively traded but are valued using other observable inputs, the fair values are classified as Level 2.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP related assets and liabilities, which are discussed below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2012
Cash and cash equivalents	$10,193	$1,385	$—	$11,578	$11,578
Debt securities - available-for-sale:
U.S. government and agency obligations	1,721	804	—	2,525	2,525
State and municipal obligations	—	6,729	—	6,729	6,729
Corporate obligations	1	6,326	—	6,327	6,327
U.S. agency mortgage-backed securities	—	2,431	—	2,431	2,431
Non-U.S. agency mortgage-backed securities	—	470	7	477	477
Total debt securities - available-for-sale	1,722	16,760	7	18,489	18,489
Equity securities - available-for-sale	376	2	228	606	606
Interest rate swap assets	—	12	—	12	12
Total assets at fair value	$12,291	$18,159	$235	$30,685	N/A
Percentage of total assets at fair value	40%	59%	1%	100%	N/A
December 31, 2011
Cash and cash equivalents	$8,569	$860	$—	$9,429	$9,429
Debt securities - available-for-sale:
U.S. government and agency obligations	1,551	822	—	2,373	2,373
State and municipal obligations	—	6,750	15	6,765	6,765
Corporate obligations	16	5,805	186	6,007	6,007
U.S. agency mortgage-backed securities	—	2,353	—	2,353	2,353
Non-U.S. agency mortgage-backed securities	—	497	7	504	504
Total debt securities - available-for-sale	1,567	16,227	208	18,002	18,002
Equity securities - available-for-sale	333	2	209	544	544
Total assets at fair value	$10,469	$17,089	$417	$27,975	N/A
Percentage of total assets at fair value	37%	61%	2%	100%	N/A

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$179	$—	$—	$179	$172
State and municipal obligations	—	2	24	26	26
Corporate obligations	9	12	233	254	257
Total debt securities - held-to-maturity	$188	$14	$257	$459	$455
Senior unsecured notes	$—	$14,490	$—	$14,490	$12,617
December 31, 2011
Debt securities - held-to-maturity:
U.S. government and agency obligations	$173	$—	$—	$173	$166
State and municipal obligations	—	1	12	13	13
Corporate obligations	9	9	—	18	18
Total debt securities - held-to-maturity	$182	$10	$12	$204	$197
Senior unsecured notes	$—	$13,149	$—	$13,149	$11,638
The carrying amounts reported in the Condensed Consolidated Balance Sheets for accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2012
Balance at beginning of period	$7	$204	$211	$208	$209	$417
Purchases	—	33	33	—	51	51
Sales	—	(7)	(7)	—	(9)	(9)
Net unrealized losses in accumulated other comprehensive income	—	(3)	(3)	—	(3)	(3)
Net realized gains in investment and other income	—	1	1	—	1	1
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)
Balance at end of period	$7	$228	$235	$7	$228	$235

June 30, 2011
Balance at beginning of period	$135	$201	$336	$141	$208	$349
Purchases	9	27	36	9	31	40
Sales	—	(5)	(5)	—	(14)	(14)
Settlements	(4)	—	(4)	(10)	—	(10)
Net unrealized losses in accumulated other comprehensive income	—	(1)	(1)	—	(3)	(3)
Balance at end of period	$140	$222	$362	$140	$222	$362

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
June 30, 2012
Equity securities - available-for-sale
Venture capital portfolios	$199	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	8.0	10.0
	29	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$228
Also included in the Company's assets measured at fair value on a recurring basis using Level 3 inputs were $7 million of available-for-sale debt securities at June 30, 2012, which were not significant.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2012
Cash and cash equivalents	$116	$10	$—	$126
Debt securities:
U.S. government and agency obligations	544	251	—	795
State and municipal obligations	—	43	—	43
Corporate obligations	—	1,086	—	1,086
U.S. agency mortgage-backed securities	—	430	—	430
Non-U.S. agency mortgage-backed securities	—	146	—	146
Total debt securities	544	1,956	—	2,500
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$660	$1,968	$—	$2,628
Other liabilities	$27	$54	$—	$81
Total liabilities at fair value	$27	$54	$—	$81
December 31, 2011
Cash and cash equivalents	$257	$10	$—	$267
Debt securities:
U.S. government and agency obligations	566	214	—	780
State and municipal obligations	—	25	—	25
Corporate obligations	—	1,048	—	1,048
U.S. agency mortgage-backed securities	—	436	—	436
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	566	1,873	—	2,439
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$823	$1,885	$—	$2,708
Other liabilities	$27	$49	$—	$76
Total liabilities at fair value	$27	$49	$—	$76

4.	CMS Prepayments and Medicare Part D Pharmacy Benefits

CMS Prepayments

On June 29, 2012, the Company received approximately $2.7 billion for its July monthly premium payment and approximately $500 million for the Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discount from the Centers for Medicare & Medicaid Services (CMS). CMS generally pays on the first calendar day of the applicable month. If the first calendar day of the month falls on a weekend or a holiday, CMS has typically paid the Company on the last business day of the preceding calendar month. The Company recorded the premium payment as unearned revenues in both its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The treatment of the Subsidies and drug discount is described below.
Medicare Part D Pharmacy Benefits Contract
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2012			December 31, 2011
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$—	$159	$—	$—	$509	$—
Other policy liabilities	824	383	2	70	649	170
The Subsidies and drug discount represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these Subsidies are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. The drug discount is ultimately funded by the pharmaceutical manufacturers. CMS provides prospective payments, which the Company records as liabilities when received. The Company bills the pharmaceutical manufacturers for claims under the program, which are recorded as receivables. Related cash flows are presented as customer funds administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
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

5.	Medical Costs and Medical Costs Payable
The following table provides details of the Company's net favorable medical cost development:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Related to Prior Years	$90	$120	$620	$560
Related to Current Year	120	60	N/A	N/A
The favorable development for both the three and six months ended June 30, 2012 was driven by lower than expected health system utilization levels and other factors that were immaterial.
The favorable development for both the three and six months ended June 30, 2011 was primarily driven by changes in previous estimates related to lower than expected health system utilization levels and continued efficiencies in claims submission, handling and processing, which resulted in higher completion factors.

6.	Commercial Paper and Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2012			December 31, 2011
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
5.500% senior unsecured notes due November 2012	$352	$357	$358	$352	$363	$366
4.875% senior unsecured notes due February 2013	534	537	547	534	540	556
4.875% senior unsecured notes due April 2013	409	416	421	409	421	427
4.750% senior unsecured notes due February 2014	172	181	183	172	184	185
5.000% senior unsecured notes due August 2014	389	417	422	389	423	424
4.875% senior unsecured notes due March 2015	416	452	455	416	458	460
5.375% senior unsecured notes due March 2016	601	669	689	601	678	689
1.875% senior unsecured notes due November 2016	400	397	410	400	397	400
5.360% senior unsecured notes due November 2016	95	95	110	95	95	110
6.000% senior unsecured notes due June 2017	441	494	531	441	499	518
6.000% senior unsecured notes due November 2017	156	172	191	156	173	183
6.000% senior unsecured notes due February 2018	1,100	1,121	1,331	1,100	1,123	1,308
3.875% senior unsecured notes due October 2020	450	442	490	450	442	478
4.700% senior unsecured notes due February 2021	400	418	461	400	419	450
3.375% senior unsecured notes due November 2021	500	510	526	500	497	517
2.875% senior unsecured notes due March 2022	600	596	606	—	—	—
Zero coupon senior unsecured notes due November 2022	1,095	636	765	1,095	619	696
5.800% senior unsecured notes due March 2036	850	845	1,049	850	844	1,017
6.500% senior unsecured notes due June 2037	500	495	663	500	495	636
6.625% senior unsecured notes due November 2037	650	645	870	650	645	834
6.875% senior unsecured notes due February 2038	1,100	1,084	1,529	1,100	1,084	1,475
5.700% senior unsecured notes due October 2040	300	298	370	300	298	359
5.950% senior unsecured notes due February 2041	350	348	449	350	348	430
4.625% senior unsecured notes due November 2041	600	593	645	600	593	631
4.375% senior unsecured notes due March 2042	400	399	419	—	—	—
Total long-term debt	$12,860	$12,617	$14,490	$11,860	$11,638	$13,149

In August 2012, the Company completed an exchange of $1,080 million of its zero coupon senior unsecured notes due November of 2022 for $500 million additional issuance of its 2.875% notes due in 2022 and $102 million additional issuance of its 4.375% notes due 2042, as well as $138 million in cash.  Reflecting lower market rates, the additional note issuance was at a premium to the existing notes to yield 2.568% on the new 10-year notes, and 3.881% on the new 30-year notes.  The transaction was undertaken to increase financial flexibility and reduce interest expense.  As a result of this exchange, $485 million of the zero coupon senior unsecured notes, which historically were classified within current liabilities, were reclassified to Long-Term Debt, net of Current Maturities in the Condensed Consolidated Balance Sheet as of June 30, 2012.
Commercial Paper and Bank Credit Facility
Commercial paper, when issued, consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers.
The Company has a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of June 30, 2012 or December 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of June 30, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.2% to 1.6%.
Debt Covenants
The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio below 50%. The Company was in compliance with its debt covenants as of June 30, 2012.
Interest Rate Swap Contracts
In March 2012, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company's fixed-rate debt issue maturing November 2021 and have a notional amount of $500 million. Since the critical terms of the swaps match those of the debt being hedged, they are assumed to be highly effective hedges and all changes in fair value of the swaps are recorded as an adjustment to the carrying value of the related debt with no net impact recorded in the Condensed Consolidated Statements of Operations. As of June 30, 2012 the fair value of the interest rate swap asset was $12 million, which was recorded in other long-term assets in the Company's Condensed Consolidated Balance Sheets.

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2012, the Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the six months ended June 30, 2012, the Company repurchased 33 million shares at an average price of $55.03 per share and an aggregate cost of $1.8 billion. As of June 30, 2012, the Company had Board authorization to purchase up to an additional 109 million shares of its common stock.
Dividends
In June 2012, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $0.85 per share, paid quarterly. Since May 2011, the Company had paid an annual dividend of $0.65 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/19/2012	$0.1625	$168
6/22/2012	0.2125	218

8.	Share-Based Compensation
As of June 30, 2012, the Company had 45 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights (SARs) and up to 17 million of awards in restricted stock and restricted stock units (restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.

Stock Options and SARs
Stock options and SARs vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at date of grant. Stock option and SAR activity for the six months ended June 30, 2012 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	91	$42
Granted	1	55
Exercised	(21)	37
Forfeited	(1)	42
Outstanding at end of period	70	44	4.3	$1,052
Exercisable at end of period	61	45	3.9	836
Vested and expected to vest end of period	70	44	4.3	1,043
Restricted Shares
Restricted shares vest ratably, primarily over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the six months ended June 30, 2012 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	17	$36
Granted	7	52
Vested	(7)	34
Forfeited	(1)	42
Nonvested at end of period	16	43
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$19	$17	$19	$15
Total intrinsic value of stock options and SARs exercised	178	107	398	174
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	56	48	52	42
Total fair value of restricted shares vested	61	39	352	108
Share-Based Compensation Items
Share-based compensation expense, before tax	102	95	242	218
Share-based compensation expense, net of tax effects	72	70	160	154
Income tax benefit realized from share-based award exercises	87	59	274	116

(in millions, except years)	June 30, 2012
Unrecognized compensation expense related to share awards	$448
Weighted-average years to recognize compensation expense	1.1
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
To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using a binomial option-pricing model. The principal assumptions the Company used in applying the option-pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	0.7%	1.8%	0.7% - 0.9%	1.8% - 2.3%
Expected volatility	44.0%	44.3%	43.4% - 44.0%	44.3%
Expected dividend yield	1.2%	1.0%	1.2% - 1.3%	1.0% - 1.2%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.3	4.9	5.3 - 5.6	4.9
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

9.	Commitments and Contingencies

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
Litigation Matters
Out-of-Network Reimbursement Litigation. In 2000, a group of plaintiffs including the American Medical Association filed a lawsuit against the Company asserting a variety of claims challenging the Company’s determination of reimbursement amounts for non-network health care services based on the Company’s use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). The parties entered into a settlement agreement in 2009 and this class action lawsuit, along with a related industry-wide investigation by the New York Attorney General, is now resolved. The Company remains a party to a number of other lawsuits challenging the determination of out-of-network reimbursement amounts based on use of the same database, including putative class actions and multidistrict litigation brought on behalf of members of Aetna and WellPoint. The Company was dismissed as a party from a similar lawsuit involving Cigna and its members. These suits allege, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members’ claims and seek unspecified damages and treble damages, injunctive and declaratory relief, interest, costs and attorneys fees. The Company is vigorously defending these suits. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters due to the procedural status of the cases, motions to dismiss that are pending in several of the cases, the absence of class certification in any of the cases, the lack of a formal demand on the Company by the plaintiffs, and the involvement of other insurance companies as defendants.
California Claims Processing Matter. In 2007, the California Department of Insurance (CDI) examined the Company’s PacifiCare health insurance plan in California. The examination findings related to the timeliness and accuracy of claims processing, interest payments, provider contract implementation, provider dispute resolution and other related matters. On January 25, 2008, the CDI issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations in connection with the CDI’s examination findings. On June 3, 2009, the Company filed a Notice of Defense to the Order to Show Cause denying all material allegations and asserting certain defenses. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. CDI amended its Order to Show Cause three times in 2010 to allege a total of 992,936 violations, the large majority of which relate to an alleged failure to include certain language in standard claims correspondence during a four month period in 2007. Although we believe that CDI has never issued an aggregate penalty in excess of $8 million, CDI has previously alleged in press reports and releases that the Company could theoretically be subject to penalties of up to $10,000 per violation. In October 2011, CDI stated that it is seeking an average penalty of approximately $326 per alleged violation. CDI has since reduced the number of alleged violations to 908,654 but has indicated that it is still seeking an aggregate penalty of approximately $325 million. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, expected no earlier than November 2012, the California Insurance Commissioner may accept, reject or modify the administrative law judge's ruling, issue his own decision, and impose a fine or penalty. The Commissioner's decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
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
The OIG for the U.S. Department of Health and Human Services (HHS) has audited the Company's risk adjustment data for two local plans and has published its findings for one of the plans. While the Company does not believe the OIG has governing authority to directly impose payment adjustments for risk adjustment audits of Medicare health plans operated under the regulatory authority of CMS, the OIG can recommend to CMS a proposed payment adjustment. The published OIG findings included recommendations to CMS regarding payment adjustments. The Company is unable to predict the ultimate outcome of this audit process.
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
The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which are affiliated with the Company, in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation. On May 3, 2012, the court denied the petition for liquidation. While a motion for reconsideration is currently pending before the court, we are unable to predict the outcome of this process or its timing.

10.	Segment Financial Information
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

•
OptumHealth serves the physical, emotional and financial needs of individuals, enabling consumer health management and integrated care delivery through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers personalized health management services, decision support services, access to networks of care provider specialists, well-being solutions, behavioral health management solutions, financial services and clinical services.

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
Goodwill at the UnitedHealthcare reportable segment increased over the first six months of 2012 by $2.2 billion to $20.1 billion as of June 30, 2012, as a result of 2012 acquisitions.
Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2012
Revenues - external customers:
Premiums	$24,184	$425	$—	$—	$425	$—	$24,609
Services	1,184	187	410	19	616	—	1,800
Products	—	6	10	662	678	—	678
Total revenues - external customers	25,368	618	420	681	1,719	—	27,087
Total revenues - intersegment	—	1,377	251	3,924	5,552	(5,552)	—
Investment and other income	148	30	—	—	30	—	178
Total revenues	$25,516	$2,025	$671	$4,605	$7,301	$(5,552)	$27,265
Earnings from operations	$1,906	$123	$95	$102	$320	$—	$2,226
Interest expense	—	—	—	—	—	(153)	(153)
Earnings before income taxes	$1,906	$123	$95	$102	$320	$(153)	$2,073
Three Months Ended June 30, 2011
Revenues - external customers:
Premiums	$22,438	$375	$—	$—	$375	$—	$22,813
Services	1,080	137	421	18	576	—	1,656
Products	—	6	11	588	605	—	605
Total revenues - external customers	23,518	518	432	606	1,556	—	25,074
Total revenues - intersegment	—	1,127	226	4,082	5,435	(5,435)	—
Investment and other income	135	25	—	—	25	—	160
Total revenues	$23,653	$1,670	$658	$4,688	$7,016	$(5,435)	$25,234
Earnings from operations	$1,759	$135	$87	$118	$340	$—	$2,099
Interest expense	—	—	—	—	—	(119)	(119)
Earnings before income taxes	$1,759	$135	$87	$118	$340	$(119)	$1,980

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2012
Revenues - external customers:
Premiums	$48,395	$845	$—	$—	$845	$—	$49,240
Services	2,362	389	800	40	1,229	—	3,591
Products	—	13	27	1,326	1,366	—	1,366
Total revenues - external customers	50,757	1,247	827	1,366	3,440	—	54,197
Total revenues - intersegment	—	2,659	515	7,960	11,134	(11,134)	—
Investment and other income	292	58	—	—	58	—	350
Total revenues	$51,049	$3,964	$1,342	$9,326	$14,632	$(11,134)	$54,547
Earnings from operations	$3,971	$215	$184	$173	$572	$—	$4,543
Interest expense	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$3,971	$215	$184	$173	$572	$(301)	$4,242
Six Months Ended June 30, 2011
Revenues - external customers:
Premiums	$45,094	$722	$—	$—	$722	$—	$45,816
Services	2,136	224	857	37	1,118	—	3,254
Products	—	12	27	1,215	1,254	—	1,254
Total revenues - external customers	47,230	958	884	1,252	3,094	—	50,324
Total revenues - intersegment	—	2,174	445	8,068	10,687	(10,687)	—
Investment and other income	297	45	—	—	45	—	342
Total revenues	$47,527	$3,177	$1,329	$9,320	$13,826	$(10,687)	$50,666
Earnings from operations	$3,658	$244	$170	$248	$662	$—	$4,320
Interest expense	—	—	—	—	—	(237)	(237)
Earnings before income taxes	$3,658	$244	$170	$248	$662	$(237)	$4,083

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consistent with historical periods, we expect increasing unit costs to continue to be the primary cost driver of medical cost trends. Utilization in 2012 continues to increase modestly and we project steadily increasing medical system utilization throughout the remainder of the year. We also have experienced and expect to continue to experience an increase in prescription drug costs compared to 2011. We will continue to work to manage medical and pharmacy cost trends through care management programs, affordable network relationships, pay-for-performance reimbursement programs for care providers, and targeted clinical management programs and initiatives focused on improving quality and affordability.
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
We seek to price our products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics and premium rebates at the local market level. We work to sustain a stable medical care ratio for an equivalent mix of business. Changes in business mix, such as expanding participation in comparatively higher medical care ratio government-sponsored public sector programs and Health Reform Legislation, may impact our premiums, medical costs and medical care ratio. Further, we continue to expect reimbursements to be under pressure through government payment rates and continued market competition in commercial products. In the commercial market segment, we expect pricing to continue to be highly competitive into 2013. We plan to hold to our pricing disciplines and, accordingly, expect continued pressure on our risk-based product membership. In government programs, we are also seeing rate pressures intensifying, and rates for some Medicaid programs are slightly negative. Unlike in prior years, the current Medicaid reductions have generally not been mitigated by corresponding benefit reductions or provider fee schedule reductions by the state sponsor. We continue to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts. Medicare funding is similarly pressured, see further discussion below in “Regulatory Trends and Uncertainties.”
The government, as a benefit sponsor, has been increasingly relying on private sector solutions. We expect this trend to continue as we believe the private sector provides a more flexible, better managed, higher quality health care experience than do traditional passive indemnity programs.

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
Following is a summary of management's view of the trends and uncertainties related to some of the key provisions of the Health Reform Legislation and other regulatory items.
Medical Loss Ratio and Premium Rebates - Effective in 2011, commercial health plans with medical loss ratios on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually.
In response to the Health Reform Legislation, minimum medical loss ratios and premium rebates are considered in the pricing of our products. We have also made changes to reduce our product distribution costs, including reducing producer commissions, and are continuing to implement changes to distribution in the large group insured market segment. Our results in 2012 and 2011 include the effects of our estimates of the premium rebates. The 2011 rebate is payable in the third quarter of 2012. Estimated 2012 rebates payable in 2013 are recorded throughout 2012 as a reduction in premium revenue.

In addition, beginning in 2014, Medicare Advantage plans will be required to have a minimum medical loss ratio of 85%. CMS has not yet issued guidance as to how this requirement will be calculated for Medicare Advantage plans.
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
The competitive forces common in our markets do not support unjustifiable rate increases. We have experienced and expect to continue to experience a tight, competitive commercial pricing environment. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. We anticipate requesting rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California, New York and Rhode Island. Depending on the level of scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
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
A significant portion of our network contracts are tied to Medicare reimbursement levels. However, future Medicare Advantage rates may be outpaced by underlying medical cost trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. There are a number of annual adjustments we can and are making to our operations, which may partially offset any impact from these rate reductions. For example, we seek to intensify our medical and operating cost management, adjust members' benefits and decide on a county-by-county basis in which geographies to participate. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses that may offset these anticipated rate reductions. CMS made certain changes to quality definitions after the quality score measurement period was completed that will adversely impact many Medicare Advantage market participants in 2013, including UnitedHealthcare.
We also may be able to mitigate the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. Compared to second quarter of 2011, our Medicare Advantage membership has increased by 395,000 consumers, or 18%, including acquisitions. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.

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
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional Reinsurance Program; a temporary Risk Corridors Program; and a permanent Risk Adjustment Program. The transitional Reinsurance Program is a temporary program which will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014; $20 billion (subject to increases based on state decisions) of which funds the state reinsurance pools and $5 billion funds the U.S. Treasury). While the final HHS regulations have been released, the terms of the specific reinsurance programs to be used in each state are not yet known.
It is our intention to pass these fees on to customers through increases in rates and/or decreases in benefits, subject to regulatory approval.
State-Based Exchanges and Coverage Expansion - Effective in 2014, state-based exchanges are required to be established for individuals and small employers. The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level.
Court Proceedings and Legislative/Regulatory Actions - The United States Supreme Court issued its opinion on June 28, 2012 declaring the Health Reform Legislation constitutional, with the exception of the provision that would have permitted Congress to withhold existing Medicaid funds from states choosing not to participate in Medicaid expansion. With the Court's ruling, the focus turns to potential regulatory or legislative action. For example, Congress may attempt to withhold the funding necessary to implement the Health Reform Legislation, or may attempt to replace the legislation with amended provisions or repeal it altogether. Any partial or complete repeal or amendment, or uncertainty regarding such events, could materially and adversely impact our results of operations, financial position, cash flows and our ability to capitalize on the opportunities presented by the Health Reform Legislation or may cause us to incur additional costs of compliance or reversing some of the changes we have already implemented. The potential for regulatory or legislative actions that impact implementation creates additional uncertainties with respect to the law.
For additional information regarding the Health Reform Legislation and Regulatory Trends and Uncertainties, see Item 1, “Business - Government Regulation,” Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Trends and Uncertainties” in our 2011 10-K.

RESULTS SUMMARY

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages and per share data)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues:
Premiums	$24,609	$22,813	$1,796	8%	$49,240	$45,816	$3,424	7%
Services	1,800	1,656	144	9	3,591	3,254	337	10
Products	678	605	73	12	1,366	1,254	112	9
Investment and other income	178	160	18	11	350	342	8	2
Total revenues	27,265	25,234	2,031	8	54,547	50,666	3,881	8
Operating costs:
Medical costs	20,013	18,578	1,435	8	39,952	37,303	2,649	7
Operating costs	4,080	3,733	347	9	8,176	7,350	826	11
Cost of products sold	620	554	66	12	1,254	1,153	101	9
Depreciation and amortization	326	270	56	21	622	540	82	15
Total operating costs	25,039	23,135	1,904	8	50,004	46,346	3,658	8
Earnings from operations	2,226	2,099	127	6	4,543	4,320	223	5
Interest expense	(153)	(119)	34	29	(301)	(237)	64	27
Earnings before income taxes	2,073	1,980	93	5	4,242	4,083	159	4
Provision for income taxes	(736)	(713)	23	3	(1,517)	(1,470)	47	3
Net earnings	$1,337	$1,267	$70	6%	$2,725	$2,613	$112	4%
Diluted net earnings per common share	$1.27	$1.16	$0.11	9%	$2.59	$2.38	$0.21	9%
Medical care ratio (a)	81.3%	81.4%	(0.1)%		81.1%	81.4%	(0.3)%
Operating cost ratio	15.0	14.8	0.2		15.0	14.5	0.5
Operating margin	8.2	8.3	(0.1)		8.3	8.5	(0.2)
Tax rate	35.5	36.0	(0.5)		35.8	36.0	(0.2)
Net margin	4.9	5.0	(0.1)		5.0	5.2	(0.2)
Return on equity (b)	18.4%	18.8%	(0.4)%		18.9%	19.7%	(0.8)%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of selected second quarter 2012 year-over-year operating comparisons to the second quarter 2011 and other significant items.

•	Consolidated total revenues of $27.3 billion increased 8%.

•	UnitedHealthcare revenues of $25.5 billion rose 8%.

•	Optum revenues of $7.3 billion increased 4%.

•	UnitedHealthcare medical enrollment grew by 1.7 million people; Medicare Part D stand-alone membership decreased by 0.6 million people.

•	The consolidated medical care ratio of 81.3% decreased 10 basis points.

•	Net earnings of $1.3 billion and diluted earnings per share of $1.27 increased 6% and 9%, respectively.

•	Liquidity:

◦	$1.0 billion in cash was held by non-regulated entities as of June 30, 2012.

◦	2012 debt offering raised new debt totaling $1.0 billion.

◦	June 30, 2012 debt to debt-plus-equity ratio increased 90 basis points to 30.0% from 29.1% as of December 31, 2011.

◦	Cash paid for acquisitions in the first half of 2012, net of cash assumed, totaled $2.4 billion.

•	In July 2012, the Government Accountability Office affirmed the Defense Department’s award of the TRICARE West region Managed Care Support Contract to UnitedHealthcare.

2012 RESULTS OF OPERATIONS COMPARED TO 2011 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three and six months ended June 30, 2012 were driven by growth in the number of individuals served and premium rate increases in our UnitedHealthcare businesses and overall growth in our OptumHealth business at Optum.
Medical Costs
Medical costs for the three and six months ended June 30, 2012 increased due to risk-based membership growth in our public and senior markets businesses, unit cost inflation across all businesses and continued moderate increases in health system use, partially offset by an increase in net favorable medical cost development. Unit cost increases represented the majority of the increases in our medical cost trend, with the largest contributor being price increases to hospitals.
Operating Costs
The increases in our operating costs for the three and six months ended June 30, 2012 were due to business growth, including an increase in fee-based benefits, services and product revenues, which carry comparatively higher operating costs, as well as investments in the pharmacy management services business.
Reportable Segments
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
See Note 10 of Notes to the Condensed Consolidated Financial Statements and Item 1, “Business” in our 2011 10-K for a description of how each of our reportable segments derives its revenues.
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

The following table presents reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues
UnitedHealthcare	$25,516	$23,653	$1,863	8%	$51,049	$47,527	$3,522	7%
OptumHealth	2,025	1,670	355	21	3,964	3,177	787	25
OptumInsight	671	658	13	2	1,342	1,329	13	1
OptumRx	4,605	4,688	(83)	(2)	9,326	9,320	6	—
Total Optum	7,301	7,016	285	4	14,632	13,826	806	6
Eliminations	(5,552)	(5,435)	117	2	(11,134)	(10,687)	447	4
Consolidated revenues	$27,265	$25,234	$2,031	8%	$54,547	$50,666	$3,881	8%
Earnings from operations
UnitedHealthcare	$1,906	$1,759	$147	8%	$3,971	$3,658	$313	9%
OptumHealth	123	135	(12)	(9)	215	244	(29)	(12)
OptumInsight	95	87	8	9	184	170	14	8
OptumRx	102	118	(16)	(14)	173	248	(75)	(30)
Total Optum	320	340	(20)	(6)	572	662	(90)	(14)
Consolidated earnings from operations	$2,226	$2,099	$127	6%	$4,543	$4,320	$223	5%
Operating margin
UnitedHealthcare	7.5%	7.4%	0.1%		7.8%	7.7%	0.1%
OptumHealth	6.1	8.1	(2.0)		5.4	7.7	(2.3)
OptumInsight	14.2	13.2	1.0		13.7	12.8	0.9
OptumRx	2.2	2.5	(0.3)		1.9	2.7	(0.8)
Total Optum	4.4	4.8	(0.4)		3.9	4.8	(0.9)
Consolidated operating margin	8.2%	8.3%	(0.1)%		8.3%	8.5%	(0.2)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
UnitedHealthcare Employer & Individual	$11,616	$11,307	$309	3%	$23,293	$22,449	$844	4%
UnitedHealthcare Medicare & Retirement	10,098	9,015	1,083	12	20,311	18,427	1,884	10
UnitedHealthcare Community & State	3,802	3,331	471	14	7,445	6,651	794	12
Total UnitedHealthcare revenue	$25,516	$23,653	$1,863	8%	$51,049	$47,527	$3,522	7%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2012	2011	2012 vs. 2011
Commercial risk-based	9,345	9,495	(150)	(2)%
Commercial fee-based	17,075	16,205	870	5
Total commercial	26,420	25,700	720	3
Medicare Advantage	2,580	2,185	395	18
Medicaid	3,800	3,430	370	11
Medicare Supplement	3,075	2,860	215	8
Total public and senior (a)	9,455	8,475	980	12
Total UnitedHealthcare - medical	35,875	34,175	1,700	5%
Supplemental Data:
Medicare Part D stand-alone	4,230	4,780	(550)	(12)%
(a) Excludes pre-standardized Medicare Supplement and other AARP products.
Commercial risk-based membership decreased due to a competitive market environment, conversions to fee-based products by large public sector clients that we retained and other decreases in the public sector. In fee-based commercial products the increase was due to strong customer retention and a number of new business awards. Medicare Advantage increased due to strengthened execution in product design, marketing and local engagement combined with the addition of 185,000 Medicare Advantage members from 2012 acquisitions. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers. Medicare Supplement growth was due to strong retention and new sales. In our Medicare Part D stand-alone business, membership decreased primarily as a result of the first quarter 2012 loss of approximately 470,000 auto-assigned low-income subsidy Medicare Part D beneficiaries, due to pricing benchmarks for the government-subsidized low income Medicare Part D market coming in below our bids in a number of regions.
UnitedHealthcare's revenue growth for the three and six months ended June 30, 2012 was primarily due to growth in the number of individuals served and commercial premium rate increases due to expected underlying medical cost trends.
UnitedHealthcare's earnings from operations for the three and six months ended June 30, 2012 increased compared to the prior year primarily due to the factors that increased revenues combined with an improvement in the medical care ratio. The six month increase in earnings from operations included the benefit of $140 million as a result of updating estimates for the calculations of 2011 premium rebates payable.
In March 2012, UnitedHealthcare was awarded the TRICARE West Region Managed Care Support Contract. The contract, for health care operations, includes a transition period and five one-year renewals at the government's option. The first year of operations is anticipated to begin April 1, 2013. The base administrative services contract is expected to generate $1.4 billion in revenues over the five years. In 2012, we expect to incur startup costs that will not have a material effect on our financial statements.
Optum. Total revenue for Optum businesses increased for the three and six months ended June 30, 2012 due to business growth and 2011 acquisitions at OptumHealth.
Optum’s earnings from operations and operating margin for the three and six months ended June 30, 2012 decreased compared to 2011 due to investments across the Optum business infrastructure (primarily to support scaling pharmacy management services) and the reduction in Medicare Part D pharmacy membership and related prescription volumes.
The results by segment were as follows:
OptumHealth
The increases in revenues at OptumHealth for the three and six months ended June 30, 2012 were primarily due to market expansion, including 2011 acquisitions in integrated care delivery, and strong growth in wellness and network-based health programs.
Earnings from operations and operating margin for the three and six months ended June 30, 2012 decreased compared to 2011, driven by business mix, primarily a higher revenue base and comparatively lower margins in integrated care delivery and investments to expand and develop the business.

OptumInsight
Revenues at OptumInsight for the three and six months ended June 30, 2012 increased slightly, as the impact of organic growth was mostly offset by the divestiture of the clinical trials services business in June 2011.
The increases in earnings from operations and operating margins for the three and six months ended June 30, 2012 reflect an improved mix of services.
OptumRx
The decrease in OptumRx revenues for the three months ended June 30, 2012 was driven by the reduction in UnitedHealthcare Medicare Part D plan participants. OptumRx revenues for the six months ended June 30, 2012 were flat as net growth in customers and an increase in high revenue specialty pharmacy scripts offset the reduction in UnitedHealthcare Medicare Part D plan participants. Intersegment revenues eliminated in consolidation were $3.9 billion and $8.0 billion for the three and six months ended June 30, 2012 and $4.1 billion and $8.1 billion for the three and six months ended June 30, 2011.
OptumRx earnings from operations and operating margins for the three and six months ended June 30, 2012 decreased as investments to support growth initiatives, including the in-sourcing of our commercial pharmacy benefit programs, and decreased prescription volume in the Medicare Part D business, more than offset the earnings contribution from specialty pharmacy growth and greater use of generic medications.
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
In 2012, based on the 2011 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that can be paid by our regulated subsidiaries to their parent companies is $4.6 billion. For the six months ended June 30, 2012, our regulated subsidiaries paid their parent companies dividends of $2.1 billion, including $393 million of extraordinary dividends. For the year ended December 31, 2011, our regulated subsidiaries paid their parent companies dividends of $4.5 billion, including $1.1 billion of extraordinary dividends.
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

Summary of our Major Sources and Uses of Cash

	Six Months Ended June 30,
(in millions)	2012	2011
Sources of cash:
Cash provided by operating activities	$5,771	$2,419
Proceeds from customer funds administered	1,108	1,228
Proceeds from issuance of long-term debt	995	—
Other	—	269
Total sources of cash	7,874	3,916
Uses of cash:
Cash paid for acquisitions, net of cash assumed	(2,404)	(449)
Common stock repurchases	(1,809)	(1,255)
Purchases of property, equipment and capitalized software	(465)	(516)
Purchases of investments, net of sales and maturities	(534)	(593)
Dividends paid	(386)	(309)
Repayments of long-term debt and commercial paper, net of issuances	—	(54)
Other	(127)	(88)
Total uses of cash	(5,725)	(3,264)
Net increase in cash	$2,149	$652
2012 Cash Flows Compared to 2011 Cash Flows
Cash flows from operating activities increased $3.4 billion, from 2011. The increased cash flows were primarily driven by an approximately $2.7 billion increase in unearned premiums due to the early receipt of the July CMS payment and a decrease in accounts receivable also attributed to the July CMS payment. See Note 4 of Notes to the Condensed Consolidated Financial Statements for further detail on the July CMS payment. We anticipate lower year over year cash flows from operations in 2012, which will include payments in the third quarter for 2011 premium rebate obligations.
Cash flows used for investing activities increased $1.8 billion, or 118%, primarily due to increased investments in acquisitions in 2012.
Cash flows used for financing activities increased $10 million, or 5%, primarily due to an increase in share repurchases partially offset by increased net borrowings.
Financial Condition
As of June 30, 2012, our cash, cash equivalent and available-for-sale investment balances of $30.7 billion included $11.6 billion of cash and cash equivalents (of which $1.0 billion was held by non-regulated entities), $18.5 billion of debt securities and $606 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $235 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $3.0 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.
Our cash equivalent and investment portfolio has a weighted-average duration of 1.9 years and a weighted-average credit rating of “AA” as of June 30, 2012. Included in the debt securities balance are $2.1 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of June 30, 2012. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facility described below. As of June 30, 2012, we had no commercial paper outstanding.
Bank Credit Facility. We have a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of June 30, 2012. The interest rate on borrowings is variable based on term and amount and is calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of June 30, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.2% to 1.6%.
Our bank credit facility contains various covenants, including requiring us to maintain a debt to debt-plus-equity ratio below 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which approximates the actual covenant ratio, was 30.0% and 29.1% as of June 30, 2012 and December 31, 2011, respectively. We were in compliance with our debt covenants as of June 30, 2012.
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
Credit Ratings. Our credit ratings at June 30, 2012 were as follows:

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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2012, our Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. During the six months ended June 30, 2012, we repurchased 33 million shares at an average price of $55.03 per share and an aggregate cost of $1.8 billion. As of June 30, 2012, we had Board authorization to purchase up to an additional 109 million shares of our common stock.
Dividends. In June 2012, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.85 per share, paid quarterly. Since May 2011, we had paid an annual dividend of $0.65 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The following table provides details of our dividend payments in 2012:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/19/2012	$0.1625	$168
6/22/2012	$0.2125	218
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2011 was disclosed in our 2011 10-K. During the six months ended June 30, 2012 there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have determined that there have been no recently issued, but not yet adopted, accounting standards that will have a material impact on our Consolidated Financial Statements.
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
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2011 10-K. As of June 30, 2012, our critical accounting policies have not changed from those described in our 2011 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2011 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of June 30, 2012, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of June 30, 2012, there were no other significant concentrations of credit risk.
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
Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from federal, state, local and international regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws, including any that could arise out of the potential liquidation of Penn Treaty Network America Insurance Company; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue received from Medicare and Medicaid programs; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries to fund our obligations, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
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
As of June 30, 2012, we had $12.5 billion of investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $2.1 billion of our debt and deposit liabilities as of June 30, 2012 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of June 30, 2012, $18.9 billion of our investments were fixed-rate debt securities and $12.1 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of June 30, 2012 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2012
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$249	$42	$(1,253)	$(2,095)
1	125	21	(628)	(1,133)
(1)	(24)	(5)	465	1,263
(2)	nm	nm	587	2,570
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2012 and 2011, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of June 30, 2012, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
As of June 30, 2012, we had $606 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 9 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2011 10-K.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2012

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2012	6	$58.35	6	40
May 31, 2012	7	55.49	7	33
June 30, 2012	1	57.88	1	109
Total	14	$57.00	14

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2012, the Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program.

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
101
The following materials from UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	August 7, 2012
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	August 7, 2012
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 7, 2012
Eric S. Rangen

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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
101
The following materials from UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.