Form 10-Q
period 2012-09-30
UNITEDHEALTH GROUP INC
filed 2012-10-30
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 26, 2012, there were 1,021,492,625 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,916	$9,429
Short-term investments	3,038	2,577
Accounts receivable, net	2,403	2,294
Other current receivables, net	2,145	2,255
Assets under management	2,737	2,708
Deferred income taxes	414	472
Prepaid expenses and other current assets	678	615
Total current assets	20,331	20,350
Long-term investments	17,227	16,166
Property, equipment and capitalized software, net	2,619	2,515
Goodwill	26,339	23,975
Other intangible assets, net	3,049	2,795
Other assets	2,135	2,088
Total assets	$71,700	$67,889
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$10,393	$9,799
Accounts payable and accrued liabilities	6,579	6,853
Other policy liabilities	4,843	5,063
Commercial paper and current maturities of long-term debt	1,852	982
Unearned revenues	1,186	1,225
Total current liabilities	24,853	23,922
Long-term debt, less current maturities	11,146	10,656
Future policy benefits	2,445	2,445
Deferred income taxes and other liabilities	3,033	2,574
Total liabilities	41,477	39,597
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,012 and 1,039 issued and outstanding	10	10
Retained earnings	29,638	27,821
Accumulated other comprehensive income	575	461
Total shareholders’ equity	30,223	28,292
Total liabilities and shareholders’ equity	$71,700	$67,889

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenues:
Premiums	$24,640	$22,806	$73,880	$68,622
Services	1,824	1,637	5,415	4,891
Products	693	667	2,059	1,921
Investment and other income	145	170	495	512
Total revenues	27,302	25,280	81,849	75,946
Operating costs:
Medical costs	19,471	18,408	59,423	55,711
Operating costs	4,277	3,899	12,453	11,249
Cost of products sold	627	609	1,881	1,762
Depreciation and amortization	317	294	939	834
Total operating costs	24,692	23,210	74,696	69,556
Earnings from operations	2,610	2,070	7,153	6,390
Interest expense	(158)	(129)	(459)	(366)
Earnings before income taxes	2,452	1,941	6,694	6,024
Provision for income taxes	(895)	(670)	(2,412)	(2,140)
Net earnings	$1,557	$1,271	$4,282	$3,884
Basic net earnings per common share	$1.52	$1.19	$4.16	$3.62
Diluted net earnings per common share	$1.50	$1.17	$4.08	$3.56
Basic weighted-average number of common shares outstanding	1,022	1,065	1,030	1,074
Dilutive effect of common stock equivalents	17	18	19	17
Diluted weighted-average number of common shares outstanding	1,039	1,083	1,049	1,091
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	23	43	19	49
Cash dividends declared per common share	$0.2125	$0.1625	$0.5875	$0.4500

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net earnings	$1,557	$1,271	$4,282	$3,884
Other comprehensive income:
Gross unrealized holding gains on investment securities during the period	166	152	277	313
Income tax expense	(54)	(54)	(100)	(113)
Total unrealized gains, net of tax	112	98	177	200
Gross reclassification adjustment for net realized gains included in net earnings	(20)	(37)	(109)	(106)
Income tax effect	7	13	40	38
Total reclassification adjustment, net of tax	(13)	(24)	(69)	(68)
Foreign currency translation adjustments	7	(9)	6	13
Other comprehensive income	106	65	114	145
Comprehensive income	$1,663	$1,336	$4,396	$4,029

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings			Total Shareholders' Equity
	Common Stock				Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
(in millions)	Shares	Amount
Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				4,282			4,282
Other comprehensive income					108	6	114
Issuances of common stock, and related tax effects	21	—	273				273
Share-based compensation, and related tax benefits			459				459
Common stock repurchases	(48)	—	(732)	(1,862)			(2,594)
Common stock dividends				(603)			(603)
Balance at September 30, 2012	1,012	$10	$—	$29,638	$584	$(9)	$30,223

Balance at January 1, 2011	1,086	$11	$—	$25,562	$280	$(28)	$25,825
Net earnings				3,884			3,884
Other comprehensive income					132	13	145
Issuances of common stock, and related tax effects	14	—	231				231
Share-based compensation, and related tax benefits			362				362
Common stock repurchases	(46)	—	(593)	(1,501)			(2,094)
Common stock dividends				(481)			(481)
Balance at September 30, 2011	1,054	$11	$—	$27,464	$412	$(15)	$27,872

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2012	2011
Operating activities
Net earnings	$4,282	$3,884
Noncash items:
Depreciation and amortization	939	834
Deferred income taxes	181	(88)
Share-based compensation	329	316
Other, net	(154)	(80)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	93	(215)
Other assets	(101)	(235)
Medical costs payable	141	74
Accounts payable and other liabilities	252	254
Other policy liabilities	(316)	542
Unearned revenues	(173)	2,097
Cash flows from operating activities	5,473	7,383
Investing activities
Purchases of investments	(7,432)	(6,984)
Sales of investments	2,566	2,986
Maturities of investments	3,742	2,974
Cash paid for acquisitions, net of cash assumed	(2,550)	(1,478)
Cash received from dispositions	—	385
Purchases of property, equipment and capitalized software	(786)	(806)
Cash flows used for investing activities	(4,460)	(2,923)
Financing activities
Common stock repurchases	(2,594)	(2,094)
Proceeds from common stock issuances	508	311
Dividends paid	(603)	(481)
Proceeds from commercial paper, net	540	820
Proceeds from issuance of long-term debt	1,480	747
Repayments of long-term debt	(631)	(955)
Interest rate swap termination	—	132
Customer funds administered	309	1,656
Checks outstanding in excess of bank deposits	(287)	(94)
Other, net	(248)	54
Cash flows (used for) from financing activities	(1,526)	96
(Decrease) increase in cash and cash equivalents	(513)	4,556
Cash and cash equivalents, beginning of period	9,429	9,123
Cash and cash equivalents, end of period	$8,916	$13,679

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
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable and medical costs, premium rebates and risk-adjustment and risk-sharing provisions related to revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables, valuations of investments, income taxes and contingent liabilities. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
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

2.	Investments
A summary of short-term and long-term investments is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,690	$55	$—	$2,745
State and municipal obligations	6,300	435	—	6,735
Corporate obligations	6,422	292	(3)	6,711
U.S. agency mortgage-backed securities	2,340	95	—	2,435
Non-U.S. agency mortgage-backed securities	465	39	—	504
Total debt securities - available-for-sale	18,217	916	(3)	19,130
Equity securities - available-for-sale	633	12	(2)	643
Debt securities - held-to-maturity:
U.S. government and agency obligations	169	7	—	176
State and municipal obligations	31	—	—	31
Corporate obligations	292	—	—	292
Total debt securities - held-to-maturity	492	7	—	499
Total investments	$19,342	$935	$(5)	$20,272
December 31, 2011
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,319	$54	$—	$2,373
State and municipal obligations	6,363	403	(1)	6,765
Corporate obligations	5,825	205	(23)	6,007
U.S. agency mortgage-backed securities	2,279	74	—	2,353
Non-U.S. agency mortgage-backed securities	476	28	—	504
Total debt securities - available-for-sale	17,262	764	(24)	18,002
Equity securities - available-for-sale	529	23	(8)	544
Debt securities - held-to-maturity:
U.S. government and agency obligations	166	7	—	173
State and municipal obligations	13	—	—	13
Corporate obligations	18	—	—	18
Total debt securities - held-to-maturity	197	7	—	204
Total investments	$17,988	$794	$(32)	$18,750

Included in the Company’s investment portfolio were securities collateralized by sub-prime home equity lines of credit with fair values of $2 million at September 30, 2012 and December 31, 2011. Also included were Alt-A securities with fair values of $7 million and $9 million at September 30, 2012 and December 31, 2011. The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of September 30, 2012 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2012	$56	$—	$—	$56
2011	27	—	—	27
2010	—	3	—	3
2007	76	—	3	79
2006	153	—	8	161
Pre - 2006	172	—	6	178
U.S. agency mortgage-backed securities	2,435	—	—	2,435
Total	$2,919	$3	$17	$2,939
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$3,102	$3,116
Due after one year through five years	6,110	6,353
Due after five years through ten years	4,534	4,911
Due after ten years	1,666	1,811
U.S. agency mortgage-backed securities	2,340	2,435
Non-U.S. agency mortgage-backed securities	465	504
Total debt securities - available-for-sale	$18,217	$19,130
The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$71	$72
Due after one year through five years	131	133
Due after five years through ten years	180	181
Due after ten years	110	113
Total debt securities - held-to-maturity	$492	$499

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012
Debt securities - available-for-sale:
Corporate obligations	$452	$(2)	$33	$(1)	$485	$(3)
Total debt securities - available-for-sale	$452	$(2)	$33	$(1)	$485	$(3)
Equity securities - available-for-sale	$27	$(1)	$5	$(1)	$32	$(2)
December 31, 2011
Debt securities - available-for-sale:
State and municipal obligations	$85	$(1)	$21	$—	$106	$(1)
Corporate obligations	1,496	(22)	28	(1)	1,524	(23)
Total debt securities - available-for-sale	$1,581	$(23)	$49	$(1)	$1,630	$(24)
Equity securities - available-for-sale	$24	$(7)	$3	$(1)	$27	$(8)
The unrealized losses from all securities as of September 30, 2012 were generated from 700 positions out of a total of 18,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of September 30, 2012, the Company did not have the intent to sell any of the securities in an unrealized loss position.
As of September 30, 2012, the Company’s holdings of non-U.S. agency mortgage-backed securities included $6 million of commercial mortgage loans in default. These loans represented less than 1% of the Company’s total mortgage-backed security holdings as of September 30, 2012.
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
Net realized gains included in Investment and Other Income on the Condensed Consolidated Statements of Operations were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Total OTTI	$—	$(4)	$(4)	$(10)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	—	(4)	(4)	(10)
Gross realized losses from sales	(2)	(5)	(5)	(9)
Gross realized gains from sales	22	46	118	125
Net realized gains	$20	$37	$109	$106

3.	Fair Value
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
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and nine months ended September 30, 2012 and 2011.
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
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source, prices reported by its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2012
Cash and cash equivalents	$8,002	$914	$—	$8,916	$8,916
Debt securities - available-for-sale:
U.S. government and agency obligations	1,923	822	—	2,745	2,745
State and municipal obligations	—	6,735	—	6,735	6,735
Corporate obligations	3	6,708	—	6,711	6,711
U.S. agency mortgage-backed securities	—	2,435	—	2,435	2,435
Non-U.S. agency mortgage-backed securities	—	498	6	504	504
Total debt securities - available-for-sale	1,926	17,198	6	19,130	19,130
Equity securities - available-for-sale	423	2	218	643	643
Interest rate swap assets	—	17	—	17	17
Total assets at fair value	$10,351	$18,131	$224	$28,706	N/A
Percentage of total assets at fair value	36%	63%	1%	100%	N/A
December 31, 2011
Cash and cash equivalents	$8,569	$860	$—	$9,429	$9,429
Debt securities - available-for-sale:
U.S. government and agency obligations	1,551	822	—	2,373	2,373
State and municipal obligations	—	6,750	15	6,765	6,765
Corporate obligations	16	5,805	186	6,007	6,007
U.S. agency mortgage-backed securities	—	2,353	—	2,353	2,353
Non-U.S. agency mortgage-backed securities	—	497	7	504	504
Total debt securities - available-for-sale	1,567	16,227	208	18,002	18,002
Equity securities - available-for-sale	333	2	209	544	544
Total assets at fair value	$10,469	$17,089	$417	$27,975	N/A
Percentage of total assets at fair value	37%	61%	2%	100%	N/A

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$176	$—	$—	$176	$169
State and municipal obligations	—	—	31	31	31
Corporate obligations	9	13	270	292	292
Total debt securities - held-to-maturity	$185	$13	$301	$499	$492
Senior unsecured notes	$—	$14,372	$—	$14,372	$12,458
December 31, 2011
Debt securities - held-to-maturity:
U.S. government and agency obligations	$173	$—	$—	$173	$166
State and municipal obligations	—	1	12	13	13
Corporate obligations	9	9	—	18	18
Total debt securities - held-to-maturity	$182	$10	$12	$204	$197
Senior unsecured notes	$—	$13,149	$—	$13,149	$11,638
The carrying amounts reported in the Condensed Consolidated Balance Sheets for accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2012
Balance at beginning of period	$7	$228	$235	$208	$209	$417
Purchases	—	2	2	—	53	53
Sales	—	(11)	(11)	—	(20)	(20)
Settlements	(1)	—	(1)	(1)	—	(1)
Net unrealized losses in accumulated other comprehensive income	—	(9)	(9)	—	(12)	(12)
Net realized gains in investment and other income	—	8	8	—	9	9
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)
Balance at end of period	$6	$218	$224	$6	$218	$224

September 30, 2011
Balance at beginning of period	$140	$222	$362	$141	$208	$349
Purchases	6	—	6	15	31	46
Sales	—	(2)	(2)	—	(16)	(16)
Settlements	(7)	(6)	(13)	(17)	(6)	(23)
Net unrealized losses in accumulated other comprehensive income	—	—	—	—	(3)	(3)
Net realized losses in investment and other income	—	(5)	(5)	—	(5)	(5)
Balance at end of period	$139	$209	$348	$139	$209	$348

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
September 30, 2012
Equity securities - available-for-sale
Venture capital portfolios	$194	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	8.0	10.0
	24	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$218
Also included in the Company's assets measured at fair value on a recurring basis using Level 3 inputs were $6 million of available-for-sale debt securities at September 30, 2012, which were not significant.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2012
Cash and cash equivalents	$161	$—	$—	$161
Debt securities:
U.S. government and agency obligations	545	249	—	794
State and municipal obligations	—	49	—	49
Corporate obligations	—	1,130	—	1,130
U.S. agency mortgage-backed securities	—	450	—	450
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	545	2,028	—	2,573
Equity securities - available-for-sale	—	3	—	3
Total assets at fair value	$706	$2,031	$—	$2,737
Other liabilities	$26	$68	$—	$94
Total liabilities at fair value	$26	$68	$—	$94
December 31, 2011
Cash and cash equivalents	$257	$10	$—	$267
Debt securities:
U.S. government and agency obligations	566	214	—	780
State and municipal obligations	—	25	—	25
Corporate obligations	—	1,048	—	1,048
U.S. agency mortgage-backed securities	—	436	—	436
Non-U.S. agency mortgage-backed securities	—	150	—	150
Total debt securities	566	1,873	—	2,439
Equity securities - available-for-sale	—	2	—	2
Total assets at fair value	$823	$1,885	$—	$2,708
Other liabilities	$27	$49	$—	$76
Total liabilities at fair value	$27	$49	$—	$76

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2012			December 31, 2011
(in millions)	Subsidies	Drug Discounts	Risk-Share	Subsidies	Drug Discounts	Risk-Share
Other current receivables	$—	$371	$—	$—	$509	$—
Other policy liabilities	85	487	259	70	649	170
The Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discounts represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these contract elements are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. CMS provides prospective payments, which the Company records as liabilities when received. The drug discounts are ultimately funded by the pharmaceutical manufacturers. The Company bills them for claims under the program and records those bills as receivables. Related cash flows are presented as customer funds administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
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

5.	Medical Costs and Medical Costs Payable
The following table provides details of the Company's favorable medical reserve development:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Related to Prior Years	$170	$90	$790	$650
Related to Current Year	220	110	N/A	N/A
The favorable development for both the three and nine months ended September 30, 2012 and September 30, 2011 was driven by lower than expected health system utilization levels and increased efficiency in claims handling and processing.

6.	Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	September 30, 2012			December 31, 2011
(in millions)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial Paper	$540	$540	$540	$—	$—	$—
5.500% senior unsecured notes due November 2012	352	354	354	352	363	366
4.875% senior unsecured notes due February 2013	534	536	542	534	540	556
4.875% senior unsecured notes due April 2013	409	413	417	409	421	427
4.750% senior unsecured notes due February 2014	172	180	181	172	184	185
5.000% senior unsecured notes due August 2014	389	414	419	389	423	424
4.875% senior unsecured notes due March 2015	416	449	457	416	458	460
5.375% senior unsecured notes due March 2016	601	664	688	601	678	689
1.875% senior unsecured notes due November 2016	400	397	413	400	397	400
5.360% senior unsecured notes due November 2016	95	95	111	95	95	110
6.000% senior unsecured notes due June 2017	441	492	537	441	499	518
6.000% senior unsecured notes due November 2017	156	171	194	156	173	183
6.000% senior unsecured notes due February 2018	1,100	1,120	1,351	1,100	1,123	1,308
3.875% senior unsecured notes due October 2020	450	442	495	450	442	478
4.700% senior unsecured notes due February 2021	400	418	466	400	419	450
3.375% senior unsecured notes due November 2021	500	515	533	500	497	517
2.875% senior unsecured notes due March 2022	1,100	996	1,121	—	—	—
Zero coupon senior unsecured notes due November 2022	15	9	11	1,095	619	696
5.800% senior unsecured notes due March 2036	850	844	1,028	850	844	1,017
6.500% senior unsecured notes due June 2037	500	495	658	500	495	636
6.625% senior unsecured notes due November 2037	650	645	873	650	645	834
6.875% senior unsecured notes due February 2038	1,100	1,084	1,527	1,100	1,084	1,475
5.700% senior unsecured notes due October 2040	300	298	364	300	298	359
5.950% senior unsecured notes due February 2041	350	348	448	350	348	430
4.625% senior unsecured notes due November 2041	600	593	648	600	593	631
4.375% senior unsecured notes due March 2042	502	486	536	—	—	—
Total commercial paper and long-term debt	$12,922	$12,998	$14,912	$11,860	$11,638	$13,149
Long-Term Debt
In October 2012, the Company issued $2.5 billion in senior unsecured notes, which included: $625 million of 0.850% fixed-rate notes due October 2015, $625 million of 1.400% fixed-rate notes due October 2017, $625 million of 2.750% fixed-rate notes due February 2023 and $625 million of 3.950% fixed-rate notes due October 2042. The proceeds of the debt issuance were used primarily to fund a recent acquisition. For more detail on the acquisition see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
In August 2012, the Company completed an exchange of $1,080 million of its zero coupon senior unsecured notes due November of 2022 for $500 million additional issuance of its 2.875% notes due in March 2022 and $102 million additional issuance of its 4.375% notes due March 2042, as well as $138 million in cash.  Reflecting lower market rates, the additional note issuance was at a premium to the existing notes to yield 2.568% on the new 10-year notes, and 3.881% on the new 30-year notes.  The transaction was undertaken to increase financial flexibility and reduce interest expense.

Commercial Paper and Bank Credit Facility
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2012, the Company's outstanding commercial paper had a weighted-average annual interest rate of 0.4%.
The Company has a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports the Company’s commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of September 30, 2012 or December 31, 2011. The interest rate on borrowings is variable based on term and amount and is calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of September 30, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.0% to 1.4%.
Debt Covenants
The Company’s bank credit facility contains various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio below 50%. The Company was in compliance with its debt covenants as of September 30, 2012.
Interest Rate Swap Contracts
In March 2012, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company's fixed-rate debt issue maturing November 2021 and have a notional amount of $500 million. Since the critical terms of the swaps match those of the debt being hedged, they are assumed to be highly effective hedges and all changes in fair value of the swaps are recorded as an adjustment to the carrying value of the related debt with no net impact recorded in the Condensed Consolidated Statements of Operations. As of September 30, 2012, the fair value of the interest rate swap asset was $17 million, which was recorded in other long-term assets in the Company's Condensed Consolidated Balance Sheets.

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2012, the Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the nine months ended September 30, 2012, the Company repurchased 48 million shares at an average price of $54.49 per share and an aggregate cost of $2.6 billion. As of September 30, 2012, the Company had Board authorization to purchase up to an additional 94 million shares of its common stock.
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
The following table provides details of the Company’s 2012 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
3/19/2012	$0.1625	$168
6/22/2012	0.2125	218
9/21/2012	0.2125	217

8.	Share-Based Compensation
As of September 30, 2012, the Company had 45 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, stock appreciation rights

(SARs) and up to 17 million of awards in restricted stock and restricted stock units (restricted shares). The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted shares.
Stock Options and SARs
Stock options and SARs vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at date of grant. Stock option and SAR activity for the nine months ended September 30, 2012 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	91	$42
Granted	1	55
Exercised	(23)	37
Forfeited	(1)	42
Outstanding at end of period	68	44	4.0	$809
Exercisable at end of period	59	45	3.7	627
Vested and expected to vest end of period	67	44	4.0	804
Restricted Shares
Restricted shares vest ratably, primarily over three to four years. Compensation expense related to restricted shares is based on the share price on date of grant. Restricted share activity for the nine months ended September 30, 2012 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	17	$36
Granted	7	52
Vested	(7)	34
Forfeited	(1)	43
Nonvested at end of period	16	43
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$16	$16	$18	$15
Total intrinsic value of stock options and SARs exercised	44	42	442	216
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	51	41	52	42
Total fair value of restricted shares vested	5	2	357	110
Share-Based Compensation Items
Share-based compensation expense, before tax	87	98	329	316
Share-based compensation expense, net of tax effects	70	44	230	198
Income tax benefit realized from share-based award exercises	14	19	288	135

(in millions, except years)	September 30, 2012
Unrecognized compensation expense related to share awards	$372
Weighted-average years to recognize compensation expense	1.0
Share-Based Compensation Recognition and Estimates
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
To determine compensation expense related to the Company’s stock options and SARs, the fair value of each award is estimated on the date of grant using a binomial option-pricing model. The principal assumptions the Company used in applying the option-pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	0.7%	1.2%	0.7% - 0.9%	1.2% - 2.3%
Expected volatility	44.0%	44.6%	43.4% - 44.0%	44.3% - 44.6%
Expected dividend yield	1.7%	1.4%	1.2% - 1.7%	1.0% - 1.4%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.3	4.9	5.3 - 5.6	4.9
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
In October 2012, the Company purchased approximately 60 percent of the outstanding equity of Amil Participações S.A. (Amil) from controlling shareholders, including Amil's CEO, and management. Amil is a health care company located in Brazil, providing health and dental benefits, hospital and clinical services, and advanced care management resources to more than 5 million people. Additionally, in the first half of 2013, the Company is expected to complete a tender offer to purchase approximately 30 percent of the outstanding shares from public shareholders. The Company has issued debt to fund the first 60 percent of the purchase; see Note 6 of Notes to the Condensed Consolidated Financial Statements for detail on the related October 2012 debt issuance. The Company intends to acquire a total of 90 percent of the 359 million outstanding common shares of Amil for 30.75 Brazilian Real (BRL) in cash and, in conjunction with this transaction, the Company expects to generate significant Brazilian tax deductible goodwill. Amil's CEO has also committed to purchase approximately 8.4 million UnitedHealth Group common shares.

Legal Matters
Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, care providers, customers and regulators, relating to the Company’s management and administration of health benefit plans. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims, and claims related to health care benefits coverage and other business practices.
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

Litigation Matters
Out-of-Network Reimbursement Litigation. In 2000, a group of plaintiffs including the American Medical Association filed a lawsuit against the Company asserting a variety of claims challenging the Company's determination of reimbursement amounts for non-network health care services based on the Company's use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). The parties entered into a settlement agreement in 2009 and this class action lawsuit, along with a related industry-wide investigation by the New York Attorney General, is now resolved. The Company remains involved in a number of other lawsuits challenging the determination of out-of-network reimbursement amounts based on use of the same database, including putative class actions and multidistrict litigation brought on behalf of members of Aetna and WellPoint. These suits allege, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members' claims and seek unspecified damages and treble damages, injunctive and declaratory relief, interest, costs and attorneys' fees. The Company is vigorously defending these suits. In January 2012, the Company was dismissed as a party from a similar lawsuit involving Cigna and its members, and in September 2012, claims against the Company in a similar suit involving WellPoint members were dismissed by the court with leave to amend the complaint. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters due to the procedural status of the cases, dispositive motions that remain pending, the absence of class certification in any of the cases, the lack of a formal demand on the Company by the plaintiffs, and the involvement of other insurance companies as defendants.
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. Although we believe that CDI has never issued a penalty in excess of $8 million, CDI is seeking a penalty of approximately $325 million in this matter. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, expected no earlier than November 2012, the California Insurance Commissioner may accept, reject or modify the administrative law judge's ruling, issue his own decision, and impose a fine or penalty. The Commissioner's decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
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
Government actions can result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including loss of licensure or exclusion from participation in government programs and could have a material effect on the Company’s results of operations, financial position and cash flows.
Risk Adjustment Data Validation Audits. CMS adjusts capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from care providers. The Company collects claim and encounter data from care providers, who the Company generally relies on to appropriately code their claim submissions and document their medical records. CMS then determines the risk score and payment amount for each enrolled member based on the health care data submitted and member demographic information.

In February 2012, CMS announced a final RADV audit and payment adjustment methodology and that it will conduct RADV audits beginning with the 2011 payment year. These audits involve a review of medical records maintained by care providers and may result in retrospective adjustments to payments made to health plans. CMS has not communicated how the final payment adjustment under its methodology will be implemented, nor has the Company been notified of specific health plans that will be selected for audit. Accordingly, the Company cannot reasonably estimate the range of loss, if any, that may result from future RADV audits.

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
The following is a description of the types of products and services from which each of the Company's four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State because they have similar economic characteristics, products and services, customers, distribution methods and operational processes and operate in a similar regulatory environment. These businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide and internationally. UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State provides health plans and care programs to beneficiaries of acute and long-term care Medicaid plans, the Children's Health Insurance Program (CHIP), Special Needs Plans and other federal and state health care programs.

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

•
OptumRx offers a multitude of pharmacy benefit management services and programs including claims processing, retail network contracting, rebate contracting and management, clinical programs, such as step therapy, formulary management and disease/drug therapy management programs to achieve a low-cost, high-quality pharmacy benefit. OptumRx also provides patient support programs and dispensing of prescribed medications, including specialty medications, through its mail order pharmacies.

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
Goodwill at the UnitedHealthcare reportable segment increased over the first nine months of 2012 by $2.2 billion to $20.2 billion as of September 30, 2012, as a result of 2012 acquisitions.

Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2012
Revenues - external customers:
Premiums	$24,197	$443	$—	$—	$443	$—	$24,640
Services	1,196	176	431	21	628	—	1,824
Products	—	4	21	668	693	—	693
Total revenues - external customers	25,393	623	452	689	1,764	—	27,157
Total revenues - intersegment	—	1,405	266	3,765	5,436	(5,436)	—
Investment and other income	119	26	—	—	26	—	145
Total revenues	$25,512	$2,054	$718	$4,454	$7,226	$(5,436)	$27,302
Earnings from operations	$2,202	$168	$126	$114	$408	$—	$2,610
Interest expense	—	—	—	—	—	(158)	(158)
Earnings before income taxes	$2,202	$168	$126	$114	$408	$(158)	$2,452
Three months ended September 30, 2011
Revenues - external customers:
Premiums	$22,441	$365	$—	$—	$365	$—	$22,806
Services	1,058	197	363	19	579	—	1,637
Products	—	5	24	638	667	—	667
Total revenues - external customers	23,499	567	387	657	1,611	—	25,110
Total revenues - intersegment	—	1,131	237	4,217	5,585	(5,585)	—
Investment and other income	144	25	1	—	26	—	170
Total revenues	$23,643	$1,723	$625	$4,874	$7,222	$(5,585)	$25,280
Earnings from operations	$1,750	$115	$91	$114	$320	$—	$2,070
Interest expense	—	—	—	—	—	(129)	(129)
Earnings before income taxes	$1,750	$115	$91	$114	$320	$(129)	$1,941

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2012
Revenues - external customers:
Premiums	$72,592	$1,288	$—	$—	$1,288	$—	$73,880
Services	3,558	565	1,231	61	1,857	—	5,415
Products	—	17	48	1,994	2,059	—	2,059
Total revenues - external customers	76,150	1,870	1,279	2,055	5,204	—	81,354
Total revenues - intersegment	—	4,064	781	11,725	16,570	(16,570)	—
Investment and other income	411	84	—	—	84	—	495
Total revenues	$76,561	$6,018	$2,060	$13,780	$21,858	$(16,570)	$81,849
Earnings from operations	$6,173	$383	$310	$287	$980	$—	$7,153
Interest expense	—	—	—	—	—	(459)	(459)
Earnings before income taxes	$6,173	$383	$310	$287	$980	$(459)	$6,694
Nine months ended September 30, 2011
Revenues - external customers:
Premiums	$67,535	$1,087	$—	$—	$1,087	$—	$68,622
Services	3,194	421	1,220	56	1,697	—	4,891
Products	—	17	51	1,853	1,921	—	1,921
Total revenues - external customers	70,729	1,525	1,271	1,909	4,705	—	75,434
Total revenues - intersegment	—	3,305	682	12,285	16,272	(16,272)	—
Investment and other income	441	70	1	—	71	—	512
Total revenues	$71,170	$4,900	$1,954	$14,194	$21,048	$(16,272)	$75,946
Earnings from operations	$5,408	$359	$261	$362	$982	$—	$6,390
Interest expense	—	—	—	—	—	(366)	(366)
Earnings before income taxes	$5,408	$359	$261	$362	$982	$(366)	$6,024

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consistent with historical periods, we expect increasing unit costs to continue to be the primary cost driver of medical cost trends. Utilization trends declined significantly in 2010 and remained low into 2011. Utilization trends began to rise somewhat in late 2011 and early 2012, with their rate of increase moderating in the second and third quarter. The weak economic environment, combined with our medical cost management, has had a favorable impact on utilization trends. We have experienced and expect to continue to experience an increase in prescription drug costs compared to 2011. We believe our alignment of progressive benefit designs, consumer engagement, clinical management, pay-for-performance reimbursement programs for care providers and network performance is favorably controlling medical and pharmacy costs, enhancing affordability and quality for our customers and members and helping to drive strong market response and growth.
Care providers are facing market pressures to change from fee-for-service models to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. This is creating the need for health management services that can coordinate care around the primary care physician and for investment in new clinical and administrative information and management systems. We expect that the portion of our costs that is tied to incentive contracts that reward care providers for outcome-based results and improved cost efficiencies will continue to increase, and we expect these trends to provide growth opportunities for our Optum business platform.
We seek to price our products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics, cost increases for the industry fees and tax provisions of Health Reform Legislation and premium rebates at the local market level. We work to sustain a stable medical care ratio for an equivalent mix of business. Changes in business mix and Health Reform Legislation, may impact our premiums, medical costs and medical care ratio. Further, we continue to expect premium rates to be under pressure through continued market competition in commercial products and government payment rates. In the commercial market segment, we expect pricing to continue to be highly competitive into 2013. We plan to hold to our pricing disciplines and, considering the competitive environment and persistently weak employment and new business formation rates, we expect continued pressure on our commercial risk-based product membership and gross margin percentages in 2013. In government programs, we are also seeing rate pressures intensifying, and rate changes for some Medicaid programs are slightly negative. Unlike in prior years, the current Medicaid reductions have generally not been mitigated by corresponding benefit reductions or care provider fee schedule reductions by the state sponsor. We continue to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts. Medicare funding is similarly pressured, see further discussion below in “Regulatory Trends and Uncertainties.” We expect these factors to result in pressure on gross margin percentages for Medicare and Medicaid programs in 2013.
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
In response to the Health Reform Legislation, minimum medical loss ratios and premium rebates are considered in the pricing of our products. We have also made changes to reduce our product distribution costs, including reducing producer commissions, and are continuing to implement changes to distribution in the large group insured market segment. Our results in 2012 and 2011 include the effects of our estimates of the premium rebates. The 2011 rebate was paid in the third quarter of 2012.
In addition, beginning in 2014, Medicare Advantage plans will be required to have a minimum medical loss ratio of 85%. CMS has not yet issued guidance as to how this requirement will be calculated for Medicare Advantage plans.
Commercial Rate Increase Review - The Health Reform Legislation also requires HHS to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS established a review threshold of annual premium rate increases generally at or above 10% (with state-specific thresholds applying from September 2012) and clarified that HHS review will not supersede existing state review and approval procedures. Premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states as of the date of this report.
The competitive forces common in our markets do not support unjustifiable rate increases. We have experienced and expect to continue to experience a tight, competitive commercial pricing environment. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. We anticipate requesting rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California, New York, Rhode Island and Colorado. Depending on the level of scrutiny by the states, there is a broad range of potential business impacts. For example, it may become more difficult to price our commercial risk business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
Medicare Advantage Rates - Beginning in 2012, additional cuts to Medicare Advantage benchmarks from 2011 have taken effect (benchmarks will ultimately range from 95% of Medicare fee-for-service rates in high cost areas to 115% in low cost areas), with changes being phased-in over two to six years, depending on the level of benchmark reduction in a county. Additionally, Congress passed the Budget Control Act of 2011, which following a failure of the Joint Select Committee on Deficit Reduction to cut the federal deficit by $1.2 trillion, triggers automatic across-the-board budget cuts (sequestration), including Medicare spending cuts averaging 2% of total program costs for nine years, starting in 2013. Total Medicare spending cuts industry-wide for 2013 would be approximately 2.7%, or $11 billion.
A significant portion of our network contracts are tied to Medicare reimbursement levels. However, future Medicare Advantage rates may be outpaced by underlying medical cost trends, placing continued importance on effective medical management and ongoing improvements in administrative costs. There are a number of annual adjustments we can and are making to our operations, which may partially offset any impact from these rate reductions. For example, we seek to intensify our medical and operating cost management, adjust members' benefits and decide on a county-by-county basis in which geographies to participate. Additionally, achieving high quality scores from CMS for improving upon certain clinical and operational performance standards will impact future quality bonuses that may offset these anticipated rate reductions. CMS made certain changes to quality definitions after the quality score measurement period was completed that will adversely impact many Medicare Advantage market participants in 2013, including UnitedHealthcare. The expanded stars bonus program is set to expire in 2014. In 2015, quality bonus payments will only be paid to 4 and 5 star plans per PPACA. Approximately 60% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher in 2014 based on scoring released by CMS in October 2012. Updated scores, to be released in October 2013, will determine what portion of our Medicare Advantage membership will reside in a 4 star or 5 star plan and qualify for quality bonus payments in 2015.

We also may be able to mitigate the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. Compared to third quarter of 2011, our Medicare Advantage membership has increased by 400,000 consumers, or 18%, including acquisitions. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Part D and Medicare Supplement insurance offerings.
Industry Fees and Taxes - The Health Reform Legislation includes an annual, non-deductible insurance industry tax to be levied proportionally across the insurance industry for risk-based products, beginning January 1, 2014. The amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will be equal to the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated based on the ratio of an entity's net premiums written during the preceding calendar year to the total health insurance industry's net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be paid and expensed in 2014; however, because our policies are annual, related premium increases resulting from this tax for 2013 policies that have coverage into 2014 will increase the amount of premium recognized in 2013. Our effective income tax rate will increase significantly in 2014 as a result of the non-deductibility of these taxes.
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional Reinsurance Program; a temporary Risk Corridors Program; and a permanent Risk Adjustment Program. The transitional Reinsurance Program is a temporary program which will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014; $20 billion (subject to increases based on state decisions) which funds the state reinsurance pools and $5 billion funds the U.S. Treasury). While the final HHS regulations have been released, the terms of the specific reinsurance programs to be used in each state are not yet known.
It is our intention to pass these taxes and fees on to customers through increases in rates and/or decreases in benefits, subject to regulatory approval.
State-Based Exchanges and Coverage Expansion - Effective in 2014, state-based exchanges are required to be established for individuals and small employers, with enrollment processes scheduled to commence in October of 2013. The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level.
Individual & Small Group Market Reforms - The Health Reform Legislation includes several provisions that will take effect on January 1, 2014 and are expected to alter the individual and small group marketplace, although final regulations or guidance related to these provisions remains pending. Key provisions include: (1) adjusted community rating requirements, which will change how individual and small group plans are rated in certain states and are expected to result in significant adjustments in some policyholders' rates during the transition period; (2) essential health benefit requirements, which will result in benefit changes for many individual and small group policyholders and will also impact rates; and (3) actuarial value requirements, which will significantly impact benefit designs (e.g. cost share requirements) and could significantly impact rates for some policyholders.
Court Proceedings and Legislative/Regulatory Actions - The United States Supreme Court issued its opinion in June 2012 declaring the Health Reform Legislation constitutional, with the exception of the provision that would have permitted HHS to withhold existing Medicaid funds from states choosing not to participate in Medicaid expansion.
For additional information regarding the Health Reform Legislation and Regulatory Trends and Uncertainties, see Item 1, “Business - Government Regulation,” Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Trends and Uncertainties” in our 2011 10-K.

RESULTS SUMMARY

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages and per share data)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues:
Premiums	$24,640	$22,806	$1,834	8%	$73,880	$68,622	$5,258	8%
Services	1,824	1,637	187	11	5,415	4,891	524	11
Products	693	667	26	4	2,059	1,921	138	7
Investment and other income	145	170	(25)	(15)	495	512	(17)	(3)
Total revenues	27,302	25,280	2,022	8	81,849	75,946	5,903	8
Operating costs:
Medical costs	19,471	18,408	1,063	6	59,423	55,711	3,712	7
Operating costs	4,277	3,899	378	10	12,453	11,249	1,204	11
Cost of products sold	627	609	18	3	1,881	1,762	119	7
Depreciation and amortization	317	294	23	8	939	834	105	13
Total operating costs	24,692	23,210	1,482	6	74,696	69,556	5,140	7
Earnings from operations	2,610	2,070	540	26	7,153	6,390	763	12
Interest expense	(158)	(129)	29	22	(459)	(366)	93	25
Earnings before income taxes	2,452	1,941	511	26	6,694	6,024	670	11
Provision for income taxes	(895)	(670)	225	34	(2,412)	(2,140)	272	13
Net earnings	$1,557	$1,271	$286	23%	$4,282	$3,884	$398	10%
Diluted net earnings per common share	$1.50	$1.17	$0.33	28%	$4.08	$3.56	$0.52	15%
Medical care ratio (a)	79.0%	80.7%	(1.7)%		80.4%	81.2%	(0.8)%
Operating cost ratio	15.7	15.4	0.3		15.2	14.8	0.4
Operating margin	9.6	8.2	1.4		8.7	8.4	0.3
Tax rate	36.5	34.5	2.0		36.0	35.5	0.5
Net margin	5.7	5.0	0.7		5.2	5.1	0.1
Return on equity (b)	20.9%	18.4%	2.5%		19.6%	19.2%	0.4%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of selected third quarter 2012 year-over-year operating comparisons to the third quarter 2011 and other 2012 significant items.

•	Consolidated and UnitedHealthcare revenues increased 8%.

•	Over the past 12 months, UnitedHealthcare medical enrollment grew by 2.2 million people; Medicare Part D stand-alone membership decreased by 0.6 million people.

•	The consolidated medical care ratio of 79.0% decreased 170 basis points.

•	Net earnings of $1.6 billion and diluted earnings per share of $1.50 increased 23% and 28%, respectively.

•	$1.6 billion in cash was held by non-regulated entities as of September 30, 2012.

•	2012 debt offerings raised proceeds totaling $4.0 billion including the October 2012 issuance and August exchange.

•	Cash paid for acquisitions in the first three quarters 2012, net of cash assumed, totaled $2.6 billion.

•
In October 2012, we announced our intent to acquire 90% of the outstanding common shares of Amil. In the fourth quarter, we acquired approximately 60% of the outstanding shares and plan to acquire an additional 30% in the first half of 2013. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further detail on Amil.

2012 RESULTS OF OPERATIONS COMPARED TO 2011 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three and nine months ended September 30, 2012 were driven by growth in the number of individuals served and premium rate increases related to underlying medical cost trends in our UnitedHealthcare businesses and growth in our Optum health service and technology offerings.
Medical Costs
Medical costs for the three and nine months ended September 30, 2012 increased due to risk-based membership growth in our public and senior markets businesses, unit cost inflation across all businesses and continued moderate increases in health system use, partially offset by an increase in favorable medical reserve development. Unit cost increases represented the majority of the increases in our medical cost trend, with the largest contributor being price increases to hospitals.
Operating Costs
The increases in our operating costs for the three and nine months ended September 30, 2012 were due to business growth, including increases in revenues from UnitedHealthcare fee-based benefits and Optum services, which carry comparatively higher operating costs, as well as investments in the pharmacy management services and UnitedHealthcare Military & Veterans businesses.
Income Tax Rate
The increase in our effective income tax rate for the three and nine months ended September 30, 2012 was due to the favorable resolution of an outstanding tax matter in the third quarter 2011, which lowered the effective income tax rate for the three months ended September 30, 2011.
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

The following table presents reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues
UnitedHealthcare	$25,512	$23,643	$1,869	8%	$76,561	$71,170	$5,391	8%
OptumHealth	2,054	1,723	331	19	6,018	4,900	1,118	23
OptumInsight	718	625	93	15	2,060	1,954	106	5
OptumRx	4,454	4,874	(420)	(9)	13,780	14,194	(414)	(3)
Total Optum	7,226	7,222	4	—	21,858	21,048	810	4
Eliminations	(5,436)	(5,585)	(149)	(3)	(16,570)	(16,272)	298	2
Consolidated revenues	$27,302	$25,280	$2,022	8%	$81,849	$75,946	$5,903	8%
Earnings from operations
UnitedHealthcare	$2,202	$1,750	$452	26%	$6,173	$5,408	$765	14%
OptumHealth	168	115	53	46	383	359	24	7
OptumInsight	126	91	35	38	310	261	49	19
OptumRx	114	114	—	—	287	362	(75)	(21)
Total Optum	408	320	88	28	980	982	(2)	—
Consolidated earnings from operations	$2,610	$2,070	$540	26%	$7,153	$6,390	$763	12%
Operating margin
UnitedHealthcare	8.6%	7.4%	1.2%		8.1%	7.6%	0.5%
OptumHealth	8.2	6.7	1.5		6.4	7.3	(0.9)
OptumInsight	17.5	14.6	2.9		15.0	13.4	1.6
OptumRx	2.6	2.3	0.3		2.1	2.6	(0.5)
Total Optum	5.6	4.4	1.2		4.5	4.7	(0.2)
Consolidated operating margin	9.6%	8.2%	1.4%		8.7%	8.4%	0.3%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
UnitedHealthcare Employer & Individual	$11,649	$11,379	$270	2%	$34,942	$33,828	$1,114	3%
UnitedHealthcare Medicare & Retirement	9,976	8,797	1,179	13	30,287	27,224	3,063	11
UnitedHealthcare Community & State	3,887	3,467	420	12	11,332	10,118	1,214	12
Total UnitedHealthcare revenue	$25,512	$23,643	$1,869	8%	$76,561	$71,170	$5,391	8%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2012	2011	2012 vs. 2011
Commercial risk-based	9,340	9,545	(205)	(2)%
Commercial fee-based	17,585	16,255	1,330	8
Total commercial	26,925	25,800	1,125	4
Medicare Advantage	2,615	2,215	400	18
Medicaid	3,870	3,485	385	11
Medicare Supplement (Standardized)	3,135	2,895	240	8
Total public and senior	9,620	8,595	1,025	12
Total UnitedHealthcare - medical	36,545	34,395	2,150	6%
Supplemental Data:
Medicare Part D stand-alone	4,230	4,830	(600)	(12)%
Commercial risk-based membership decreased due to a competitive market environment, conversions to fee-based products by large public sector clients that we retained and other decreases in the public sector. In fee-based commercial products, the increase was due to a number of new business awards and strong customer retention. Medicare Advantage increased due to strengthened execution in product design, marketing and local engagement, which drove sales growth, combined with the addition of 185,000 Medicare Advantage members from 2012 acquisitions. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers. Medicare Supplement growth was due to strong retention and new sales. In our Medicare Part D stand-alone business, membership decreased primarily as a result of the first quarter 2012 loss of approximately 470,000 auto-assigned low-income subsidy Medicare Part D beneficiaries, due to pricing benchmarks for the government-subsidized low income Medicare Part D market coming in below our bids in a number of regions.
UnitedHealthcare's revenue growth for the three and nine months ended September 30, 2012 was primarily due to growth in the number of individuals served, commercial premium rate increases related to expected increases in underlying medical cost trends and the impact of lower expected premium rebates.
UnitedHealthcare's earnings from operations for the three and nine months ended September 30, 2012 increased compared to the prior year primarily due to the factors that increased revenues combined with an improvement in the medical care ratio driven by effective management of medical costs and increased favorable medical reserve development. The increased favorable development for both the three and nine months ended September 30, 2012 was driven by lower than expected health system utilization levels and increased efficiency in claims handling and processing.
In March 2012, UnitedHealthcare Military & Veterans was awarded the TRICARE West Region Managed Care Support Contract. The contract, for health care operations, includes a transition period and five one-year renewals at the government's option. The first year of operations is anticipated to begin April 1, 2013. The base administrative services contract is expected to generate $1.4 billion in revenues over the five years.
Optum. Total revenue for Optum businesses for the three months ended September 30, 2012 was consistent with the prior year. Total revenues increased for the nine months ended September 30, 2012 due to business growth and 2011 acquisitions at OptumHealth, partially offset by a reduction in pharmacy service revenues related to reduced levels of UnitedHealthcare Part D prescription drug membership and related prescription volumes.
Optum’s earnings from operations and operating margin for the three months ended September 30, 2012 increased compared to 2011 due to gains in business simplification, overall efficiency and growth and margin expansion from business mix improvements. Earnings from operations and operating margin for the nine months ended September 30, 2012 were flat compared to the prior year.

The results by segment were as follows:
OptumHealth
The increases in revenues at OptumHealth for the three and nine months ended September 30, 2012 were primarily due to market expansion, including growth related to 2011 acquisitions in integrated care delivery, and strong growth in network-based health programs.
Earnings from operations for the three and nine months ended September 30, 2012 increased compared to 2011 primarily due to gains in operating efficiency and cost management as well as improvements in earnings from integrated care operations. Operating margins increased for the three months ended September 30, 2012 due to the factors that increased earnings from operations. For the nine months ended September 30, 2012, operating margins decreased due to business mix, as 2011 results do not include the full impact of comparatively lower margin integrated care delivery acquisitions in the first half of 2011, and business investments.
OptumInsight
Revenues at OptumInsight for the three months ended September 30, 2012 increased primarily due to the impact of growth in compliance services for both care providers and payers. For the nine months ended September 30, 2012, organic revenue growth was partially offset by the June 2011 divestiture of the clinical trials services business.
The increases in earnings from operations and operating margins for the three and nine months ended September 30, 2012 reflect an improved mix of services and advances in operating efficiency and cost management.
OptumRx
The decreases in OptumRx revenues for both the three and nine months ended ended September 30, 2012 were due to the reduction in UnitedHealthcare Medicare Part D plan participants. The three month revenue results were also negatively impacted by consumers' rapid migration from brand name prescription drugs to cost-effective new generic offerings. Intersegment revenues eliminated in consolidation were $3.8 billion and $11.7 billion for the three and nine months ended September 30, 2012 and $4.2 billion and $12.3 billion for the three and nine months ended September 30, 2011.
OptumRx earnings from operations and operating margins for the three months ended September 30, 2012, were stable year-over-year primarily due to earnings contributions from rising generic usage, which offset the investments to support growth initiatives, including the in-sourcing of our commercial pharmacy benefit programs, and decreased prescription volume in the Medicare Part D business. For the nine months ended September 30, 2012 earnings from operations and operating margins decreased as the investments described previously more than offset the earnings contribution from specialty pharmacy growth and greater use of generic medications.
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
In 2012, based on the 2011 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that can be paid by our regulated subsidiaries to their parent companies is $4.6 billion. For the nine months ended September 30, 2012, our regulated subsidiaries paid their parent companies dividends of $3.3 billion, including $601 million of extraordinary dividends. For the year ended December 31, 2011, our regulated subsidiaries paid their parent companies dividends of $4.5 billion, including $1.1 billion of extraordinary dividends.
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
Summary of our Major Sources and Uses of Cash

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2012	2011	2012 vs. 2011
Sources of cash:
Cash provided by operating activities	$5,473	$7,383	$(1,910)
Proceeds from issuances of long-term debt and commercial paper, net of repayments	1,389	612	777
Proceeds from customer funds administered	309	1,656	(1,347)
Other	508	497	11
Total sources of cash	7,679	10,148
Uses of cash:
Common stock repurchases	(2,594)	(2,094)	(500)
Cash paid for acquisitions, net of cash assumed	(2,550)	(1,093)	(1,457)
Purchases of investments, net of sales and maturities	(1,124)	(1,024)	(100)
Purchases of property, equipment and capitalized software	(786)	(806)	20
Dividends paid	(603)	(481)	(122)
Other	(535)	(94)	(441)
Total uses of cash	(8,192)	(5,592)
Net (decrease) increase in cash	$(513)	$4,556	$(5,069)
2012 Cash Flows Compared to 2011 Cash Flows
Cash flows from operating activities for the nine months ended September 30, 2012 decreased $1.9 billion, from the comparable period in 2011. The decreased cash flows were primarily driven by the decrease in unearned revenues of $2.3 billion due to the 2011 amount including the early receipt of the October 2011 CMS payment and the payment in 2012 of 2011 premium rebate obligations, which were partially offset by increased net income.
Cash flows used for investing activities increased $1.5 billion, or 53%, primarily due to increased investments in acquisitions in 2012.
Cash flows used for financing activities increased $1.6 billion primarily due to an decrease in proceeds from customer funds administered related to Medicare Part D and increased share repurchases, partially offset by an increase in net issuances of long-term debt and commercial paper.
Financial Condition
As of September 30, 2012, our cash, cash equivalent and available-for-sale investment balances of $28.7 billion included $8.9 billion of cash and cash equivalents (of which $1.6 billion was held by non-regulated entities), $19.1 billion of debt securities and $643 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $224 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our $3.0 billion bank credit facility, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail of our fair value measurements.

Our cash equivalent and investment portfolio has a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of September 30, 2012. Included in the debt securities balance are $2.0 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of September 30, 2012. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facility described below. As of September 30, 2012, we had $540 million of commercial paper outstanding.
Bank Credit Facility. We have a $3.0 billion five-year revolving bank credit facility with 21 banks, which will mature in December 2016. This facility supports our commercial paper program and is available for general corporate purposes. There were no amounts outstanding under this facility as of September 30, 2012. The interest rate on borrowings is variable based on term and amount and is calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of September 30, 2012, the annual interest rate on this facility, had it been drawn, would have ranged from 1.0% to 1.4%.
Our bank credit facility contains various covenants, including requiring us to maintain a debt to debt-plus-equity ratio below 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which approximates the actual covenant ratio, was 30.1% and 29.1% as of September 30, 2012 and December 31, 2011, respectively. We were in compliance with our debt covenants as of September 30, 2012.
Long-term debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes and the funds may be used, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions, for share repurchases or for other general corporate purposes.
In October 2012, we issued $2.5 billion in senior unsecured notes, which included: $625 million of 0.850% fixed-rate notes due October 2015, $625 million of 1.400% fixed-rate notes due October 2017, $625 million of 2.750% fixed-rate notes due February 2023 and $625 million of 3.950% fixed-rate notes due October 2042. The proceeds of the debt issuance were used primarily to fund a recent acquisition. For more detail on the acquisition see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
In August 2012, we completed an exchange of $1,080 million of our zero coupon senior unsecured notes due November of 2022 for $500 million additional issuance of our 2.875% notes due in March 2022 and $102 million additional issuance of our 4.375% notes due March 2042, as well as $138 million in cash.  Reflecting lower market rates, the additional note issuance was at a premium to the existing notes to yield 2.568% on the new 10-year notes, and 3.881% on the new 30-year notes. The transaction was undertaken to increase financial flexibility and reduce interest expense.
In March 2012, we issued $1 billion in senior unsecured notes. The issuance included $600 million of 2.875% fixed-rate notes due March 2022 and $400 million of 4.375% fixed-rate notes due March 2042.
Credit Ratings. Our credit ratings at September 30, 2012 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable (1)	A	Stable	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
 (1)    Outlook lowered to Negative in October 2012.
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

Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2012, our Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of September 30, 2012, we had Board authorization to purchase up to an additional 94 million shares of our common stock. For details of our 2012 share repurchases, see Note 7 to the Notes to Condensed Consolidated Financial Statements.
Dividends. In June 2012, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.85 per share, paid quarterly. Since May 2011, we had paid an annual dividend of $0.65 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. For details of our 2012 dividend payments, see Note 7 to the Notes to Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2011 was disclosed in our 2011 10-K. During the nine months ended September 30, 2012 there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions. For example, see Note 9 of Notes to the Condensed Consolidated Financial Statements for detail on a recent acquisition.
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
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2011 10-K. As of September 30, 2012, our critical accounting policies have not changed from those described in our 2011 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2011 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of September 30, 2012, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of September 30, 2012, there were no other significant concentrations of credit risk.
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
Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws, including any that could arise out of the potential liquidation of Penn Treaty Network America Insurance Company; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue received from Medicare and Medicaid programs; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; the impact of fluctuations in foreign currency exchange rates on our reported shareholders' equity and results of operations; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
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
As of September 30, 2012, we had $9.8 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $2.7 billion of our debt and deposit liabilities as of September 30, 2012 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of September 30, 2012, $18.7 billion of our investments were fixed-rate debt securities and $11.9 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.

We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of September 30, 2012 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2012
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$197	$54	$(1,300)	$(2,102)
1	98	27	(647)	(1,116)
(1)	(16)	(6)	491	1,280
(2)	nm	nm	624	2,621
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2012, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of September 30, 2012, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
As of September 30, 2012, we had $643 million of investments in equity securities and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors disclosed in our 2011 10-K.
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2012

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2012	2	$54.54	2	106
August 31, 2012	3	51.97	3	103
September 30, 2012	10	53.46	10	94
Total	15	$53.30	15

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on October 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	October 30, 2012
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	October 30, 2012
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	October 30, 2012
Eric S. Rangen

EXHIBIT INDEX*

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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
101
The following materials from UnitedHealth Group Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on October 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.