Form 10-Q
period 2013-03-31
UNITEDHEALTH GROUP INC
filed 2013-05-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 3, 2013, there were 1,020,007,037 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,038	$8,406
Short-term investments	3,019	3,031
Accounts receivable, net	3,185	2,709
Other current receivables, net	2,614	2,889
Assets under management	2,659	2,773
Deferred income taxes	336	463
Prepaid expenses and other current assets	866	781
Total current assets	22,717	21,052
Long-term investments	17,998	17,711
Property, equipment and capitalized software, net	3,945	3,939
Goodwill	31,810	31,286
Other intangible assets, net	4,309	4,682
Other assets	2,347	2,215
Total assets	$83,126	$80,885
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$11,726	$11,004
Accounts payable and accrued liabilities	6,559	6,984
Other policy liabilities	5,122	4,910
Commercial paper and current maturities of long-term debt	2,390	2,713
Unearned revenues	1,386	1,505
Total current liabilities	27,183	27,116
Long-term debt, less current maturities	15,659	14,041
Future policy benefits	2,447	2,444
Deferred income taxes	2,321	2,450
Other liabilities	1,571	1,535
Total liabilities	49,181	47,586
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	2,188	2,121
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,013 and 1,019 issued and outstanding	10	10
Additional paid-in capital	—	66
Retained earnings	31,359	30,664
Accumulated other comprehensive income	388	438
Total shareholders’ equity	31,757	31,178
Total liabilities and shareholders’ equity	$83,126	$80,885

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Revenues:
Premiums	$27,274	$24,631
Services	2,112	1,791
Products	751	688
Investment and other income	203	172
Total revenues	30,340	27,282
Operating costs:
Medical costs	22,569	19,939
Operating costs	4,614	4,096
Cost of products sold	682	634
Depreciation and amortization	336	296
Total operating costs	28,201	24,965
Earnings from operations	2,139	2,317
Interest expense	(178)	(148)
Earnings before income taxes	1,961	2,169
Provision for income taxes	(721)	(781)
Net earnings	1,240	1,388
Less: earnings attributable to noncontrolling interest	(48)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,192	$1,388
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.17	$1.34
Diluted	$1.16	$1.31
Basic weighted-average number of common shares outstanding	1,016	1,039
Dilutive effect of common stock equivalents	13	21
Diluted weighted-average number of common shares outstanding	1,029	1,060
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	16	24
Cash dividends declared per common share	$0.2125	$0.1625

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Net earnings	$1,240	$1,388
Other comprehensive loss :
Gross unrealized holding (losses) gains on investment securities during the period	(48)	30
Income tax effect	16	(11)
Total unrealized (losses) gains, net of tax	(32)	19
Gross reclassification adjustment for net realized gains included in net earnings	(57)	(39)
Income tax effect	21	14
Total reclassification adjustment, net of tax	(36)	(25)
Total foreign currency translation gains	18	3
Other comprehensive loss	(50)	(3)
Comprehensive income	1,190	1,385
Less: comprehensive income attributable to noncontrolling interests	(48)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,142	$1,385

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				1,192			1,192
Other comprehensive (loss) income					(68)	18	(50)
Issuances of common stock, and related tax effects	4	—	84				84
Share-based compensation, and related tax benefits			112				112
Common stock repurchases	(10)	—	(262)	(281)			(543)
Cash dividends paid on common stock				(216)			(216)
Balance at March 31, 2013	1,013	$10	$—	$31,359	$448	$(60)	$31,757

Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				1,388			1,388
Other comprehensive (loss) income					(6)	3	(3)
Issuances of common stock, and related tax effects	13	—	129				129
Share-based compensation, and related tax benefits			209				209
Common stock repurchases	(19)	—	(338)	(653)			(991)
Cash dividends paid on common stock				(168)			(168)
Balance at March 31, 2012	1,033	$10	$—	$28,388	$470	$(12)	$28,856
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating activities
Net earnings	$1,240	$1,388
Non-cash items:
Depreciation and amortization	336	296
Deferred income taxes	131	126
Share-based compensation	99	140
Other, net	(41)	(88)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(463)	(316)
Other assets	(556)	(221)
Medical costs payable	673	246
Accounts payable and other liabilities	(237)	(202)
Other policy liabilities	—	(248)
Unearned revenues	(129)	2,465
Cash flows from operating activities	1,053	3,586
Investing activities
Purchases of investments	(2,824)	(2,326)
Sales of investments	1,282	1,034
Maturities of investments	1,195	1,098
Cash paid for acquisitions, net of cash assumed	(279)	(1,935)
Cash received from dispositions	45	—
Purchases of property, equipment and capitalized software	(323)	(269)
Cash flows used for investing activities	(904)	(2,398)
Financing activities
Common stock repurchases	(543)	(991)
Proceeds from common stock issuances	116	257
Cash dividends paid	(216)	(168)
Proceeds from commercial paper, net	130	244
Proceeds from issuance of long-term debt	2,235	995
Repayments of long-term debt	(1,077)	—
Customer funds administered	962	1,137
Checks outstanding	(80)	(247)
Other, net	(24)	(183)
Cash flows from financing activities	1,503	1,044
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Increase in cash and cash equivalents	1,632	2,232
Cash and cash equivalents, beginning of period	8,406	9,429
Cash and cash equivalents, end of period	$10,038	$11,661

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.Basis of Presentation
UnitedHealth Group Incorporated (both individually and together with its consolidated subsidiaries referred to as “UnitedHealth Group” and the “Company”) is a diversified health and well-being company whose mission is to help people live healthier lives and make health care work better. The Company offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The Company has eliminated intercompany balances and transactions. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC (2012 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2013-02,”Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 became effective for the Company's fiscal year 2013 and the new disclosures have been included with the Company’s investment disclosures in Note 2.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,442	$30	$(1)	$2,471
State and municipal obligations	6,340	352	(5)	6,687
Corporate obligations	7,325	254	(6)	7,573
U.S. agency mortgage-backed securities	2,022	56	(4)	2,074
Non-U.S. agency mortgage-backed securities	630	30	(1)	659
Total debt securities - available-for-sale	18,759	722	(17)	19,464
Equity securities - available-for-sale	720	8	(2)	726
Debt securities - held-to-maturity:
U.S. government and agency obligations	177	6	—	183
State and municipal obligations	28	—	—	28
Corporate obligations	622	—	—	622
Total debt securities - held-to-maturity	827	6	—	833
Total investments	$20,306	$736	$(19)	$21,023
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,501	$38	$(1)	$2,538
State and municipal obligations	6,282	388	(3)	6,667
Corporate obligations	6,930	283	(4)	7,209
U.S. agency mortgage-backed securities	2,168	70	—	2,238
Non-U.S. agency mortgage-backed securities	538	36	—	574
Total debt securities - available-for-sale	18,419	815	(8)	19,226
Equity securities - available-for-sale	668	10	(1)	677
Debt securities - held-to-maturity:
U.S. government and agency obligations	168	6	—	174
State and municipal obligations	30	—	—	30
Corporate obligations	641	2	—	643
Total debt securities - held-to-maturity	839	8	—	847
Total investments	$19,926	$833	$(9)	$20,750

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of March 31, 2013 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2013	$59	$—	$—	$—	$59
2012	116	—	—	—	116
2011	26	—	—	—	26
2010	19	3	—	—	22
2009	1	—	—	—	1
2007	72	—	—	3	75
Pre - 2007	335	4	11	10	360
U.S. agency mortgage-backed securities	2,074	—	—	—	2,074
Total	$2,702	$7	$11	$13	$2,733
The Company includes any securities backed by Alt-A or sub-prime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of March 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$3,105	$3,120
Due after one year through five years	6,626	6,849
Due after five years through ten years	4,717	5,010
Due after ten years	1,659	1,752
U.S. agency mortgage-backed securities	2,022	2,074
Non-U.S. agency mortgage-backed securities	630	659
Total debt securities - available-for-sale	$18,759	$19,464
The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$424	$425
Due after one year through five years	148	150
Due after five years through ten years	145	148
Due after ten years	110	110
Total debt securities - held-to-maturity	$827	$833

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$142	$(1)	$—	$—	$142	$(1)
State and municipal obligations	417	(5)	—	—	417	(5)
Corporate obligations	1,120	(6)	—	—	1,120	(6)
U.S. agency mortgage-backed securities	420	(4)	—	—	420	(4)
Non-U.S. agency mortgage-backed securities	157	(1)	—	—	157	(1)
Total debt securities - available-for-sale	$2,256	$(17)	$—	$—	$2,256	$(17)
Equity securities - available-for-sale	$40	$(1)	$2	$(1)	$42	$(2)
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$183	$(1)	$—	$—	$183	$(1)
State and municipal obligations	362	(3)	—	—	362	(3)
Corporate obligations	695	(4)	—	—	695	(4)
Total debt securities - available-for-sale	$1,240	$(8)	$—	$—	$1,240	$(8)
Equity securities - available-for-sale	$13	$(1)	$—	$—	$13	$(1)
The unrealized losses from all securities as of March 31, 2013 were generated from approximately 2,000 positions out of a total of 18,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities as of March 31, 2013 were primarily caused by higher interest rates in the marketplace. These unrealized losses represented less than 1% of the total amortized cost of the Company's mortgage-backed security holdings as of March 31, 2013. The Company believes these losses to be temporary. All of the Company's mortgage-backed securities in an unrealized loss position as of March 31, 2013 were rated “AAA” with no known deterioration or other factors leading to an OTTI. As of March 31, 2013, the Company did not have the intent to sell any of the securities in an unrealized loss position.
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

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended March 31,
(in millions)	2013	2012
Total OTTI	$(3)	$(3)
Portion of loss recognized in other comprehensive income	—	—
Net OTTI recognized in earnings	(3)	(3)
Gross realized losses from sales	(1)	(1)
Gross realized gains from sales	61	43
Net realized gains (included in Investment and Other Income on the Condensed Consolidated Statements of Operations)	57	39
Income tax effect (included in Provision for Income Taxes on the Condensed Consolidated Statements of Operations)	(21)	(14)
Realized gains, net of taxes	$36	$25

3.	Fair Value
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
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during 2013 or 2012.
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2013 or 2012.
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
AARP Program-related Investments. The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (AARP Program). AARP Program-related investments consist of debt and equity securities held to fund costs associated with the AARP Program and are priced and classified using the same methodologies as the Company’s debt and equity securities.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2013
Cash and cash equivalents	$9,301	$737	$—	$10,038
Debt securities - available-for-sale:
U.S. government and agency obligations	1,748	723	—	2,471
State and municipal obligations	—	6,687	—	6,687
Corporate obligations	7	7,540	26	7,573
U.S. agency mortgage-backed securities	—	2,074	—	2,074
Non-U.S. agency mortgage-backed securities	—	653	6	659
Total debt securities - available-for-sale	1,755	17,677	32	19,464
Equity securities - available-for-sale	473	14	239	726
Interest rate swap assets	—	21	—	21
Total assets at fair value	$11,529	$18,449	$271	$30,249
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate and currency swap liabilities	$—	$11	$—	$11
December 31, 2012
Cash and cash equivalents	$7,615	$791	$—	$8,406
Debt securities - available-for-sale:
U.S. government and agency obligations	1,752	786	—	2,538
State and municipal obligations	—	6,667	—	6,667
Corporate obligations	13	7,185	11	7,209
U.S. agency mortgage-backed securities	—	2,238	—	2,238
Non-U.S. agency mortgage-backed securities	—	568	6	574
Total debt securities - available-for-sale	1,765	17,444	17	19,226
Equity securities - available-for-sale	450	3	224	677
Interest rate swap assets	—	14	—	14
Total assets at fair value	$9,830	$18,252	$241	$28,323
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate and currency swap liabilities	$—	$14	$—	$14

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$183	$—	$—	$183	$177
State and municipal obligations	—	—	28	28	28
Corporate obligations	16	345	261	622	622
Total debt securities - held-to-maturity	$199	$345	$289	$833	$827
Long-term debt	$—	$17,967	$—	$17,967	$16,330
December 31, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$174	$—	$—	$174	$168
State and municipal obligations	—	1	29	30	30
Corporate obligations	10	346	287	643	641
Total debt securities - held-to-maturity	$184	$347	$316	$847	$839
Long-term debt	$—	$17,034	$—	$17,034	$15,167
The carrying amounts reported in the Condensed Consolidated Balance Sheets for accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2013			March 31, 2012
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$17	$224	$241	$208	$209	$417
Purchases	15	31	46	—	18	18
Sales	—	(21)	(21)	—	(2)	(2)
Net unrealized losses in accumulated other comprehensive income	—	(2)	(2)	—	—	—
Net realized gains in investment and other income	—	7	7	—	—	—
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)
Balance at end of period	$32	$239	$271	$7	$204	$211
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
March 31, 2013
Equity securities - available-for-sale
Venture capital portfolios	$222	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	8.0	10.0
	17	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$239
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $32 million of available-for-sale debt securities at March 31, 2013, which were not significant.

The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in the Company’s 2012 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
March 31, 2013
Cash and cash equivalents	$57	$—	$57
Debt securities:
U.S. government and agency obligations	506	243	749
State and municipal obligations	—	57	57
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	446	446
Non-U.S. agency mortgage-backed securities	—	147	147
Total debt securities	506	2,093	2,599
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$563	$2,096	$2,659
Other liabilities	$20	$51	$71
December 31, 2012
Cash and cash equivalents	$230	$—	$230
Debt securities:
U.S. government and agency obligations	545	244	789
State and municipal obligations	—	51	51
Corporate obligations	—	1,118	1,118
U.S. agency mortgage-backed securities	—	427	427
Non-U.S. agency mortgage-backed securities	—	155	155
Total debt securities	545	1,995	2,540
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$775	$1,998	$2,773
Other liabilities	$23	$58	$81

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2013			December 31, 2012
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$35	$158	$—	$461	$314	$—
Other policy liabilities	—	250	424	—	319	438
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
Favorable development was $280 million and $530 million for the three months ended March 31, 2013 and 2012, respectively. Lower than expected health system utilization levels were a significant driver in both periods. The Company’s reserve development in the first quarter of 2013 also reflected comparatively greater stability in utilization patterns and consistency in operations processing performance.

6.     Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	March 31, 2013			December 31, 2012
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial Paper	$1,719	$1,719	$1,719	$1,587	$1,587	$1,587
4.875% senior unsecured notes due February 2013	—	—	—	534	534	536
4.875% senior unsecured notes due April 2013	409	409	409	409	411	413
4.750% senior unsecured notes due February 2014	172	177	178	172	178	180
5.000% senior unsecured notes due August 2014	389	407	413	389	411	414
Senior unsecured floating-rate notes due August 2014	250	250	250	—	—	—
4.875% senior unsecured notes due March 2015 (a)	416	442	449	416	444	453
0.850% senior unsecured notes due October 2015 (a)	625	626	627	625	623	627
5.375% senior unsecured notes due March 2016 (a)	601	658	677	601	660	682
1.875% senior unsecured notes due November 2016	400	397	413	400	397	412
5.360% senior unsecured notes due November 2016	95	95	110	95	95	110
6.000% senior unsecured notes due June 2017	441	486	524	441	489	528
1.400% senior unsecured notes due October 2017 (a)	625	626	630	625	622	626
6.000% senior unsecured notes due November 2017	156	170	186	156	170	191
6.000% senior unsecured notes due February 2018	1,100	1,119	1,330	1,100	1,120	1,339
1.625% senior unsecured notes due March 2019	500	498	501	—	—	—
3.875% senior unsecured notes due October 2020	450	443	494	450	442	499
4.700% senior unsecured notes due February 2021	400	417	459	400	417	466
3.375% senior unsecured notes due November 2021 (a)	500	514	528	500	512	533
2.875% senior unsecured notes due March 2022	1,100	1,000	1,113	1,100	998	1,128
0.000% senior unsecured notes due November 2022	15	9	11	15	9	11
2.750% senior unsecured notes due February 2023 (a)	625	619	617	625	619	631
2.875% senior unsecured notes due March 2023	750	747	749	—	—	—
5.800% senior unsecured notes due March 2036	850	845	1,010	850	845	1,025
6.500% senior unsecured notes due June 2037	500	495	645	500	495	659
6.625% senior unsecured notes due November 2037	650	645	847	650	645	860
6.875% senior unsecured notes due February 2038	1,100	1,084	1,480	1,100	1,084	1,510
5.700% senior unsecured notes due October 2040	300	298	355	300	298	364
5.950% senior unsecured notes due February 2041	350	348	429	350	348	440
4.625% senior unsecured notes due November 2041	600	593	625	600	593	641
4.375% senior unsecured notes due March 2042	502	486	506	502	486	521
3.950% senior unsecured notes due October 2042	625	611	589	625	611	622
4.250% senior unsecured notes due March 2043	750	740	737	—	—	—
Total U.S. dollar denominated debt	17,965	17,973	19,610	16,117	16,143	18,008
Cetip Interbank Deposit Rate (CDI) + 1.3% Subsidiary floating debt due October 2013	—	—	—	147	148	150
CDI + 1.45% Subsidiary floating debt due October 2014	—	—	—	147	149	150
110% CDI Subsidiary floating debt due December 2014	—	—	—	147	151	147
CDI + 1.6% Subsidiary floating debt due October 2015 (b)	75	76	76	74	76	76
Brazilian Extended National Consumer Price Index (IPCA) + 7.61% Subsidiary floating debt due October 2015	—	—	—	73	87	90
Total Brazilian real denominated debt (in U.S. dollars)	75	76	76	588	611	613
Total commercial paper and long-term debt	$18,040	$18,049	$19,686	$16,705	$16,754	$18,621

(a)
At March 31, 2013 and December 31, 2012, the Company had interest rate swap contracts with notional amounts of $3.4 billion and $2.8 billion, respectively hedging these fixed-rate debt instruments. See below for more information on the Company’s interest rate swaps.

(b)
The CDI + 1.6% Subsidiary floating debt due October 2015 was redeemed in April 2013. The carrying value of $76 million was classified within Current Maturities of Long-Term Debt in the Condensed Consolidated Balance Sheet as of March 31, 2013.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2013, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.3%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of March 31, 2013. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2013, the annual interest rates on the $3.0 billion and $1.0 billion bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2% and 1.0% to 1.3%, respectively.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio not more than 50%. The Company was in compliance with its debt covenants as of March 31, 2013.
Interest Rate and Currency Swap Contracts
In 2012 and 2013, the Company entered into interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are assumed to be highly effective hedges and all changes in fair value of the swaps are recorded as an adjustment to the carrying value of the related debt with no net impact recorded in the Condensed Consolidated Statements of Operations. Both the hedge fair value changes and the offsetting debt adjustments are recorded in Interest Expense on the Condensed Consolidated Statements of Operations. The net fair value of these swaps was $16 million at March 31, 2013 and is recorded in Other Long-Term Assets for $21 million and Other Long-Term Liabilities for $5 million in the Condensed Consolidated Balance Sheets. The net fair value of these swaps at December 31, 2012 was $3 million.
In December 2012, the Company entered into currency swap contracts to hedge the foreign currency exposure on the principal amount of intercompany borrowings denominated in Brazilian reais. The currency swaps have a notional amount of $256 million and mature on December 31, 2013. As of March 31, 2013 and December 31, 2012, the fair value of the currency swap liability was $6 million and $3 million, respectively, which were recorded in Other Current Liabilities in the Company’s Condensed Consolidated Balance Sheets.

7.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares). As of March 31, 2013, the Company had 35 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and up to 14 million of awards in restricted shares.
Stock Options and SARs
Stock option and SAR activity for the three months ended March 31, 2013 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	63	$45
Granted	8	57
Exercised	(4)	36
Forfeited	(2)	57
Outstanding at end of period	65	47	4.5	$693
Exercisable at end of period	53	46	3.5	631
Vested and expected to vest, end of period	64	47	4.5	690

Restricted Shares
Restricted share activity for the three months ended March 31, 2013 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$46
Granted	3	57
Nonvested at end of period	12	49

Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended March 31,
	2013	2012
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$19	$18
Total intrinsic value of stock options and SARs exercised	83	220
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	57	52
Total fair value of restricted shares vested	—	291
Share-Based Compensation Items
Share-based compensation expense, before tax	99	140
Share-based compensation expense, net of tax effects	89	88
Income tax benefit realized from share-based award exercises	33	187

(in millions, except years)	March 31, 2013
Unrecognized compensation expense related to share awards	$498
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.0%	0.9%
Expected volatility	42.6%	43.4%
Expected dividend yield	1.5%	1.3%
Forfeiture rate	5.0%	5.0%
Expected life in years	5.3	5.3 - 5.6
Risk-free interest rates are based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of the Company’s common stock and the implied volatility from exchange-traded options on the Company’s common stock. Expected dividend yields are based on the per share cash dividend paid by the Company. The Company uses historical data to estimate option and SAR exercises and forfeitures within the valuation model. The expected lives of options and SARs granted represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns.

8.	Commitments and Contingencies
In April 2013, the Company completed a tender offer for publicly traded shares of Amil Participações S.A. (Amil) in which it acquired an additional 25% of the total outstanding shares of Amil for $1.4 billion. After the tender offer, 1% of Amil's total outstanding shares remain publicly traded. The Company expects to acquire all of the remaining Amil public shares in the second quarter of 2013 as permitted under applicable Brazilian law. For more information on the Company's investment in Amil, see Note 6 of the Notes of the Consolidated Financial Statements in the Company's 2012 10-K.
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
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009. Although the Company believes that CDI has never issued a penalty in excess of $8 million, CDI is seeking a penalty of approximately $325 million in this matter. The Company is vigorously defending against the claims in this matter and believes that the penalty requested by CDI is excessive and without merit. After the administrative law judge issues a ruling at the conclusion of the administrative proceeding, expected in 2013, the California Insurance Commissioner may accept, reject or modify the administrative law judge’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. Company plans are party to 42 additional individual lawsuits and 2 class actions relating to the outbreak. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and Employee Retirement Income Security Act, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.
Government Investigations, Audits and Reviews
The Company has been and is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Brazilian securities regulator - Comissão de Valores Mobiliários, Internal Revenue Service, the Brazilian federal revenue service - the Secretaria da Receita Federal, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
In February 2012, CMS announced a final Risk Adjustment Data Validation (RADV) audit and payment adjustment methodology and that it will conduct RADV audits beginning with the 2011 payment year. These audits involve a review of medical records maintained by care providers and may result in retrospective adjustments to payments made to health plans. CMS has not communicated how the final payment adjustment under its methodology will be implemented.
The Company cannot reasonably estimate the range of loss, if any, that may result from any material government investigations, audits and reviews in which it is currently involved given the inherent difficulty in predicting regulatory action, fines and penalties, if any, and the various remedies and levels of judicial review available to the Company in the event of an adverse finding.

9.	Segment Financial Information
Factors used to determine the Company’s reportable segments include the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision maker to evaluate its results of operations. Reportable segments with similar economic characteristics are combined. The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. Since UnitedHealthcare’s acquisition of Amil occurred in the fourth quarter of 2012, the purchase price allocation is subject to adjustment as valuation analyses, primarily related to intangibles and fixed assets and contingent and tax liabilities, are finalized.

Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and integrated care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. For more information on the Company’s segments see Note 13 of the Notes of the Consolidated Financial Statements in the Company's 2012 10-K.

Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2013
Revenues - external customers:
Premiums	$26,681	$593	$—	$—	$593	$—	$27,274
Services	1,423	207	459	23	689	—	2,112
Products	2	5	19	725	749	—	751
Total revenues - external customers	28,106	805	478	748	2,031	—	30,137
Total revenues - intersegment	—	1,607	295	4,448	6,350	(6,350)	—
Investment and other income	173	30	—	—	30	—	203
Total revenues	$28,279	$2,442	$773	$5,196	$8,411	$(6,350)	$30,340
Earnings from operations	$1,644	$226	$149	$120	$495	$—	$2,139
Interest expense	—	—	—	—	—	(178)	(178)
Earnings before income taxes	$1,644	$226	$149	$120	$495	$(178)	$1,961
Three Months Ended March 31, 2012
Revenues - external customers:
Premiums	$24,211	$420	$—	$—	$420	$—	$24,631
Services	1,178	202	390	21	613	—	1,791
Products	—	7	17	664	688	—	688
Total revenues - external customers	25,389	629	407	685	1,721	—	27,110
Total revenues - intersegment	—	1,282	264	4,036	5,582	(5,582)	—
Investment and other income	144	28	—	—	28	—	172
Total revenues	$25,533	$1,939	$671	$4,721	$7,331	$(5,582)	$27,282
Earnings from operations	$2,065	$92	$89	$71	$252	$—	$2,317
Interest expense	—	—	—	—	—	(148)	(148)
Earnings before income taxes	$2,065	$92	$89	$71	$252	$(148)	$2,169

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2012 10-K, including the Consolidated Financial Statements and Notes in that report. References to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. A description of some of the risks and uncertainties can be found further below.
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
Further information on our business is included in Item 1, “Business” in our 2012 10-K and additional information on our segments can be found in this Item 2 and in Note 9 to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”
Business Trends
Our businesses participate in the U.S., Brazilian and certain other health economies. In the U.S., health care spending comprises approximately 18% of gross domestic product and has grown consistently for many years. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, including enacted health care reforms in the U.S., which could also impact our results of operations.
Pricing Trends. We seek to price our health care benefit products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics, cost increases for the industry fees and tax provisions of The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, and premium rebates at the local market level. Changes in business mix and Health Reform Legislation may impact our premiums, medical costs and medical care ratio. We continue to expect premium rates to be under pressure through ongoing market competition in commercial products and through government payment rates. Aggregating UnitedHealthcare’s businesses, we believe the medical care ratio will rise over time as we continue to grow in the senior and public markets and participate in the health benefit exchange market in 2014.
In the commercial market segment, we expect pricing to continue to be highly competitive in 2013. We endeavor to sustain a commercial medical care ratio in a stable range for an equivalent mix of business. We plan to hold to our pricing disciplines and, considering the competitive environment and persistently weak employment and new business formation rates, we expect continued pressure on our commercial risk-based product membership over the balance of 2013. Additionally, self-insured membership as a percentage of total commercial membership is expected to continue to increase at a modest pace in 2013 and beyond, due in part to the emerging interest from fully-insured mid-size employers in moving to self-funded arrangements. In the first quarter of 2013, we worked with our largest fully-insured customer to convert its coverage arrangements from risk-based to fee-based status. While this conversion of 1.1 million risk-based members to a fee-based arrangement will reduce our consolidated revenues by $2.5 billion, the impact to our earnings from operations and cash flows will be negligible.
In government programs, we are seeing continuing rate pressures. Medicare Advantage funding has been cut in recent years, was further reduced in 2013 and additional reductions are expected in 2014, as discussed below in “Regulatory Trends and Uncertainties.” Rate changes for some Medicaid programs are slightly negative year-over-year. Unlike in prior years, recent Medicaid rate reductions have generally not been mitigated by corresponding benefit reductions or care provider fee schedule reductions by the state sponsor. We continue to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts. We expect these factors to result in year-over-year pressure on gross margin percentages for our Medicare and Medicaid programs over the balance of 2013.

For 2013, UnitedHealthcare created a new affordable “Basic Plan” for Medicare Part D consumers and reclassified its large four million member Medicare Part D plan to an “Enhanced Plan” status with CMS. The Basic Plan achieves a lower price point principally through a narrower list of covered drugs. Under CMS regulations, Enhanced Plans are not deemed actuarially equivalent to the standard Part D plan design for risk-sharing purposes. The change to Enhanced Plan status therefore changes the seasonal pattern of revenue and earnings to later in the year with no material impact expected on full-year profitability.
Medical Cost Trends. In 2012, we managed our commercial medical cost trend to a level below 5.5%. In 2013, we expect a slight increase in trend from 2012, albeit with relatively consistent unit cost and utilization trends compared to 2012. We expect our total trend will be driven primarily by continued unit cost pressure from health care providers as they try to compensate for persistently lower government reimbursement levels.
Underlying utilization trends declined significantly in 2010 and increased modestly in 2011 and 2012. Use of outpatient services has been the primary driver of utilization trend increase, with inpatient utilization declining. We also experienced an increase in prescription drug costs in 2012 and expect that trend to continue due to unit cost pressure and a trend towards expensive new specialty drugs. We believe current utilization trends are slightly below what we believe to be normal utilization levels. The weak economic environment, combined with our medical cost management, has had a favorable impact on utilization trends in recent periods. We believe our alignment of progressive benefit designs, consumer engagement, clinical management, pay-for-performance reimbursement programs for care providers and network resources is favorably controlling medical and pharmacy costs, enhancing affordability and quality of health care for our customers and members and helping to drive strong market response and growth.
Delivery System and Payment Modernization. The market is changing based on demographic shifts, new regulations, political forces and both payer and patient expectations. These factors are creating market pressures to change from fee-for-service delivery and payment arrangements to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. Health plans and care providers are being called upon to work together to close gaps in care and improve the overall care for people, improve the health of a population and reduce the cost of care. The focus on delivery system modernization and payment reform is critical and the alignment of incentives between key constituents remains an important theme. We have seen increased participation in incentive-based payment models such as pay for performance, shared savings, bundled/episode payment and Patient-Centered Medical Home models (PCMHs). We also have seen continued development and deployment of risk-based accountable care models designed to modernize local delivery systems by better coordinating care, reducing the fragmentation of treatments between multiple care providers in the current system, limiting unnecessary hospital admissions and readmissions, focusing on preventive care, breaking down compartmentalized reimbursement and treatment approaches, and improving quality and outcomes.
This trend is also creating needs for health management services that can coordinate care around the primary care physician and for investment in new clinical and administrative information and management systems, providing growth opportunities for our Optum business platform.
Government Reliance on Private Sector. The government, as a benefit sponsor, has been increasingly relying on private sector solutions. We expect this trend to continue as we believe the private sector provides a more flexible, better managed, higher quality health care experience than do traditional passive indemnity programs typically used in governmental benefit programs.

States are struggling to balance unprecedented budget pressures with increases in their Medicaid expenditures. At the same time, many states are expanding their interest in managed care with particular emphasis on consumers who have complex and expensive health care needs. More and more, Medicaid managed care is being viewed as an effective method to improve quality and manage costs. Additionally, there are more than nine million individuals eligible for both Medicare and Medicaid (known as dually eligible). Dually eligible beneficiaries typically have complex conditions, with costs of care that are far higher than those of a typical Medicare or Medicaid beneficiary. While these individuals’ health needs are more complex and more costly, they have historically been in unmanaged environments. This provides UnitedHealthcare an opportunity to integrate Medicare and Medicaid financing to fund efforts to optimize the health status of this frail population through close coordination of care. As of March 31, 2013, UnitedHealthcare served more than 250,000 members in legacy dually eligible programs through Medicare Advantage and Special Needs Plans. In the second half of 2013, UnitedHealthcare Community & State will help implement Ohio’s Integrated Medicare-Medicaid Eligible (MME) program, one of the first in the country under the new CMS design.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of the Health Reform Legislation and other regulatory items; for additional information regarding the Health Reform Legislation and regulatory trends and uncertainties, see Item 1, “Business - Government Regulation” and Item 1A, “Risk Factors” in our 2012 10-K.
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage payment benchmarks have been cut over the last several years, including 2013, with additional funding reductions to be phased-in over the next two to four years. Further, on April 1, 2013, CMS released its final notice of 2014 Medicare Advantage benchmark rates and payment policies. The final notice includes significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described previously. These reductions and the Health Reform Legislation insurance industry tax described below result in revenue reductions and incremental assessments totaling more than 4% in 2014, against a typical industry forward medical cost trend outlook of 3%. Additionally, Congress passed the Budget Control Act of 2011, which as amended by the American Taxpayer Relief Act of 2012, triggered automatic across-the-board budget cuts (known as sequestration), including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. The impact of sequestration cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. We estimate that sequestration will result in a net decrease to our consolidated pre-tax earnings in the range of $250 million to $300 million over the balance of 2013. These factors will likely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in 2014. In addition, beginning in 2014, Medicare Advantage plans will be required to have a minimum medical loss ratio of 85%. CMS has not yet issued final guidance as to how this requirement will be calculated for Medicare Advantage plans.
On-going reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we can and are making to partially offset the impacts of these rate reductions. For example, we seek to intensify our medical and operating cost management, make changes to the composition of our care provider network and the terms of our contracts with care providers, adjust members' benefits and decide on a county-by-county basis in which geographies to participate.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties. Achieving high quality scores from CMS for improving upon specified clinical and operational performance standards will impact future quality bonuses. The expanded stars bonus program is set to expire after 2014. In 2015, quality bonus payments will only be paid to 4 and 5 star plans compared to current bonuses that are available to qualifying plans rated 3 stars or higher. For the 2014 payment year, based on scoring released by CMS in October 2012, approximately 60% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 10% are enrolled in plans that will be rated 4 stars or higher. Updated scores, to be released in October 2013, will determine what portion of our Medicare Advantage membership will reside in 4 or 5 star plans and qualify for quality bonus payments in 2015. Although we are dedicating substantial resources to improving our quality scores and star ratings, if we are unable to significantly increase the level of membership in plans with a rating of 4 stars or higher for the 2015 payment year, our 2015 results of operations and cash flows could be adversely impacted.
We also may be able to mitigate the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. Compared with the first quarter of 2012, our 2013 Medicare Advantage membership has increased by 445,000 consumers, or 18%, including acquisitions. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Supplement and Medicare Part D insurance offerings.
Industry Fees and Taxes. The Health Reform Legislation includes an annual, non-deductible insurance industry tax to be levied proportionally across the insurance industry for risk-based products, beginning January 1, 2014. The amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will be equal to the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated to each market participant based on the ratio of the entity’s net premiums written during the preceding calendar year to the total health insurance industry’s net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be paid and expensed in 2014; however, because our policies are annual, we have included the tax and other Health Reform Legislation cost factors, wherever possible, in our 2013 rate filings relating to 2014 rate periods and any related premium increases for 2013 policies that have coverage into 2014 will increase the amount of premium recognized in 2013. Our effective income tax rate will increase significantly in 2014 as a result of the non-deductibility of these taxes.
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014 of which $20 billion, subject to increases based on state decisions, will fund the state reinsurance pools and $5 billion funds the U.S. Treasury).
Commercial Rate Increase Review. The Health Reform Legislation requires the U.S. Department of Health and Human Services (HHS) to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS established a review threshold of annual premium rate increases generally at or above 10% and enacted a new rule requiring the production of information regarding any proposed rate increase (whether or not in excess of 10% annually). HHS review does not supersede existing state review and approval procedures. Premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states.
The competitive forces common in our markets do not support unjustifiable rate increases. We have experienced and expect to continue to experience a tight, competitive commercial pricing environment. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. We anticipate requesting rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California and New York. Depending on the level of scrutiny of our proposed rate increases by the states and HHS, we may experience a broad range of potential business impacts. For example, it may become more difficult for us to price our commercial risk-based business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
State-Based Exchanges and Coverage Expansion. Effective in 2014, state-based exchanges are required to be established for individuals and small employers with enrollment processes scheduled to commence in October 2013. We expect to respond and participate selectively in exchanges as they are introduced to the market. Our level of participation in state-based exchanges will be driven by how we assess each local market’s current and future prospects, including how the exchange and its rules are set up state-by-state and, our market position relative to others in the market. Our participation will likely evolve and change over time as the exchange markets mature. Exchanges will create new market dynamics that could impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, certain small employers may no longer offer health benefits to their employees.
The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level.
Individual & Small Group Market Reforms. The Health Reform Legislation includes several provisions that will take effect on January 1, 2014 and are expected to alter the individual and small group marketplace. In early 2013, HHS released new rules implementing key provisions of the Health Reform Legislation that address, among other matters: (1) adjusted community rating requirements, which will change how individual and small group plans are rated in many states and are expected to result in significant adjustments in some policyholders' rates; (2) essential health benefit requirements, which will result in benefit changes for many individual and small group policyholders and will also impact rates; and (3) actuarial value requirements, which will significantly impact benefit designs in the individual market (e.g. member cost sharing requirements) and could also significantly impact rates for many individual and some small group policyholders. We are assessing the impact of these rules to the individual and small group marketplace and working with state regulators to complete rate filings and approvals as needed.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages and per share data)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$27,274	$24,631	$2,643	11%
Services	2,112	1,791	321	18
Products	751	688	63	9
Investment and other income	203	172	31	18
Total revenues	30,340	27,282	3,058	11
Operating costs:
Medical costs	22,569	19,939	2,630	13
Operating costs	4,614	4,096	518	13
Cost of products sold	682	634	48	8
Depreciation and amortization	336	296	40	14
Total operating costs	28,201	24,965	3,236	13
Earnings from operations	2,139	2,317	(178)	(8)
Interest expense	(178)	(148)	30	20
Earnings before income taxes	1,961	2,169	(208)	(10)
Provision for income taxes	(721)	(781)	(60)	(8)
Net earnings	1,240	1,388	(148)	(11)
Less earnings attributable to noncontrolling interest	(48)	—	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,192	$1,388	$(196)	(14%)
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.16	$1.31	$(0.15)	(11%)
Medical care ratio (a)	82.7%	81.0%	1.7%
Operating cost ratio	15.2	15.0	0.2
Operating margin	7.1	8.5	(1.4)
Tax rate	36.8	36.0	0.8
Net margin	4.1	5.1	(1.0)
Return on equity (b)	15.2%	19.4%	(4.2)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select first quarter 2013 year-over-year operating comparisons to first quarter 2012 and other 2013 significant items.

•	Consolidated and UnitedHealthcare revenues both increased by 11%; Optum revenues grew 15%.

•
UnitedHealthcare medical enrollment grew by 6.4 million people, including 4.6 million people served in Brazil as a result of the fourth quarter of 2012 Amil acquisition and subsequent growth; Medicare Part D stand-alone membership increased by 470,000 people.

•	The consolidated medical care ratio of 82.7% increased 170 basis points.

•	Earnings from operations decreased 20% at UnitedHealthcare and increased 96% at Optum.

•	As of March 31, 2013, there was $3.0 billion of cash available for general corporate use, of which $1.5 billion was used in April 2013 for the Amil public equity tender and debt redemption.

•	First Quarter 2013 debt offerings amounted to $2.25 billion; $540 million of Amil debt was redeemed in March 2013.

•	UnitedHealthcare implemented the TRICARE contract April 1, 2013, adding 2.9 million military market beneficiaries.

FIRST QUARTER 2013 RESULTS OF OPERATIONS COMPARED TO FIRST QUARTER 2012 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three months ended March 31, 2013 were primarily driven by 2012 acquisitions, growth in the number of individuals served and overall growth at Optum, partially offset by the conversion of 1.1 million risk-based members of our largest public sector client to a fee-based arrangement.
Medical Costs and Medical Care Ratio
Medical costs for the three months ended March 31, 2013 increased due to risk-based membership growth in our international and public and senior markets businesses, partially offset by the conversion of the large client discussed above. The medical care ratio for the three months ended March 31, 2013 increased primarily due to lower favorable development, the impact of favorable rebate true-ups in the first quarter of 2012 and Part D timing as the 2013 reclassification to an “Enhanced Plan” changed the seasonal medical care ratio pattern by shifting revenues to later in the year.
Favorable development was $280 million and $530 million for the three months ended March 31, 2013 and 2012, respectively. Lower than expected health system utilization levels were a significant driver in both periods. Our reserve development in the first quarter of 2013 also reflected comparatively greater stability in utilization patterns and consistency in operations processing performance.
Operating Costs
The increase in our operating costs for the three months ended March 31, 2013 was due to business growth, including the impact of the Amil acquisition and an increase in fee-based benefits and fee-based service revenues, which carry comparatively higher operating costs, as well as investments in TRICARE, which were partially offset by the Company’s on-going cost containment efforts.
Reportable Segments
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare International;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
See Note 9 of Notes to the Condensed Consolidated Financial Statements and Item 1, “Business” in our 2012 10-K for a description of how each of our reportable segments derives its revenues.
Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare by OptumRx, certain product offerings and care management and integrated care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation.

The following table presents reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012
Revenues
UnitedHealthcare	$28,279	$25,533	$2,746	11%
OptumHealth	2,442	1,939	503	26
OptumInsight	773	671	102	15
OptumRx	5,196	4,721	475	10
Total Optum	8,411	7,331	1,080	15
Eliminations	(6,350)	(5,582)	(768)	14
Consolidated revenues	$30,340	$27,282	$3,058	11%
Earnings from operations
UnitedHealthcare	$1,644	$2,065	$(421)	(20)%
OptumHealth	226	92	134	146
OptumInsight	149	89	60	67
OptumRx	120	71	49	69
Total Optum	495	252	243	96
Consolidated earnings from operations	$2,139	$2,317	$(178)	(8)%
Operating margin
UnitedHealthcare	5.8%	8.1%	(2.3)%
OptumHealth	9.3	4.7	4.6
OptumInsight	19.3	13.3	6.0
OptumRx	2.3	1.5	0.8
Total Optum	5.9	3.4	2.5
Consolidated operating margin	7.1%	8.5%	(1.4)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012
UnitedHealthcare Employer & Individual	$11,089	$11,646	$(557)	(5)%
UnitedHealthcare Medicare & Retirement (a)	11,180	9,916	1,264	13
UnitedHealthcare Community & State (a)	4,438	3,940	498	13
UnitedHealthcare International	1,572	31	1,541	nm
Total UnitedHealthcare revenue	$28,279	$25,533	$2,746	11%
nm= not meaningful

(a)
In the fourth quarter of 2012, UnitedHealthcare reclassified 75,000 dually eligible enrollees to UnitedHealthcare Community & State from UnitedHealthcare Medicare & Retirement. Earlier periods presented have been conformed to reflect this change.

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	2013 vs. 2012
Commercial risk-based	8,135	9,360	(1,225)	(13)%
Commercial fee-based	19,165	17,085	2,080	12
Total commercial	27,300	26,445	855	3
Medicare Advantage (a)	2,865	2,420	445	18
Medicaid (a)	3,895	3,665	230	6
Medicare Supplement (Standardized)	3,325	3,040	285	9
Total public and senior	10,085	9,125	960	11
International	4,630	—	4,630	nm
Total UnitedHealthcare - medical	42,015	35,570	6,445	18%
Supplemental Data:
Medicare Part D stand-alone	4,710	4,240	470	11%
nm= not meaningful

(a)	Earlier periods presented above have been recast such that all periods presented reflect the dually eligible enrollment change from Medicare Advantage to Medicaid discussed above.
Commercial risk-based membership decreased in the first quarter of 2013 primarily due to the conversion of 1.1 million risk-based members of our largest public sector client to a fee-based arrangement. The increase in fee-based commercial products was due to this conversion and to a number of new business awards and strong customer retention. Medicare Advantage participation increased due to solid execution in product design, marketing and local engagement, which drove sales growth, combined with the addition of 65,000 Medicare Advantage members from 2012 acquisitions. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers, partially offset by the first quarter 2013 divestiture of our Medicaid business in South Carolina and a fourth quarter 2012 market withdrawal from one product in Wisconsin, which combined affected 235,000 Medicaid beneficiaries. Medicare Supplement growth was due to strong retention and new sales. In our Medicare Part D stand-alone business, membership increased primarily as a result of our repositioning in the market. International represents commercial membership in Brazil added as a result of the Amil acquisition in 2012.
UnitedHealthcare’s revenue growth for the three months ended March 31, 2013 was primarily due to the impact of 2012 acquisitions and the growth in the number of individuals served, partially offset by the customer funding conversion discussed above, which represented more than $600 million in premium revenue in the first quarter of 2012.
UnitedHealthcare’s earnings from operations for three months ended March 31, 2013 decreased compared to the prior year primarily due to the factors that decreased 2012 medical costs and caused a year-over-year increase in the 2013 medical cost ratio described previously.
On April 1, 2013, UnitedHealthcare Military & Veterans began service under the TRICARE West Region Managed Care Support Contract. The administrative services contract for health care operations added 2.9 million people and includes a transition period and five one-year renewals at the government’s option.
Optum
Total revenues increased for the three months ended March 31, 2013 primarily due to broad-based organic growth across Optum’s services portfolio.
Optum’s earnings from operations and operating margin for the three months ended March 31, 2013 increased compared to 2012, reflecting continued fundamental execution and progress on Optum’s plan to accelerate growth and improve margins and productivity by strengthening integration and business alignment.

The results by segment were as follows:
OptumHealth
Revenue increases at OptumHealth for the three months ended March 31, 2013 were primarily due to market expansion, including growth related to 2012 acquisitions in integrated care delivery, and organic growth.
Earnings from operations for the three months ended March 31, 2013 and operating margins increased compared to 2012 primarily due to revenue growth and productivity gains.
OptumInsight
Revenues at OptumInsight for the three months ended March 31, 2013 increased primarily due to expansion in government services and growth in provider compliance offerings.
The increases in earnings from operations and operating margins for the three months ended March 31, 2013 reflect increased revenues and continuing improvements in business alignment and efficiency.
OptumRx
The increases in OptumRx revenues for the three months ended March 31, 2013 were due to the insourcing of our commercial pharmacy benefit programs as described below and growth in both UnitedHealthcare’s Medicare Part D members and external membership.
OptumRx earnings from operations and operating margins for the three months ended March 31, 2013 increased primarily due to strong growth, pricing disciplines and further improvements in generic medication mix.
Over the course of 2013, we will continue to consolidate and manage our commercial pharmacy benefit programs from Express Scripts’ subsidiary, Medco Health Solutions, Inc. As a result of this transition, OptumRx expects to add approximately 12 million members throughout 2013. The successful movement of approximately one million new and migrating UnitedHealthcare commercial consumers occurred in the first quarter of 2013, with an additional two million members transitioning during April 2013.

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
Our regulated subsidiaries generate significant cash flows from operations and are subject to financial regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each jurisdiction, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. In the United States, most of these regulations and standards are generally consistent with model regulations established by the National Association of Insurance Commissioners. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally may be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval. In 2013, based on the 2012 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid by our U.S. regulated subsidiaries to their parent companies was $4.3 billion.
For the three months ended March 31, 2013, our regulated subsidiaries paid their parent companies dividends of $1.2 billion, including $110 million of extraordinary dividends. For the twelve months ended December 31, 2012, our regulated subsidiaries paid their parent companies dividends of $4.9 billion, including $1.2 billion of extraordinary dividends.
Our non-regulated businesses also generate cash flows from operations for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long term debt as well as issuance of commercial paper or drawings under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, and return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.
Summary of our Major Sources and Uses of Cash

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2013	2012	2013 vs. 2012
Sources of cash:
Cash provided by operating activities	$1,053	$3,586	$(2,533)
Proceeds from issuances of long-term debt and commercial paper, net of repayments	1,288	1,239	49
Proceeds from customer funds administered	962	1,137	(175)
Proceeds from common stock issuances	116	257	(141)
Total sources of cash	3,419	6,219
Uses of cash:
Common stock repurchases	(543)	(991)	448
Cash paid for acquisitions, net of cash assumed and dispositions	(234)	(1,935)	1,701
Purchases of investments, net of sales and maturities	(347)	(194)	(153)
Purchases of property, equipment and capitalized software	(323)	(269)	(54)
Cash dividends paid	(216)	(168)	(48)
Other	(104)	(430)	326
Total uses of cash	(1,767)	(3,987)
Effect of exchange rate changes on cash and cash equivalents	(20)	—	(20)
Net increase in cash	$1,632	$2,232	$(600)
2013 Cash Flows Compared to 2012 Cash Flows
Cash flows from operating activities for 2013 decreased $2.5 billion due to the 2012 operating cash flows being favorably impacted by the early receipt of the $2.5 billion April 2012 CMS payment in March of 2012.
Cash flows used for investing activities decreased $1.5 billion primarily due to decreased investments in acquisitions, partially offset by increased purchases of investments.
Cash flows from financing activities increased $459 million primarily due to decreased common stock repurchases.
Financial Condition
As of March 31, 2013, our cash, cash equivalent and available-for-sale investment balances of $30.2 billion included $10.0 billion of cash and cash equivalents (of which $3.0 billion was available for general corporate use, with $1.5 billion subsequently used in April 2013 for the Amil public equity tender and debt redemption), $19.5 billion of debt securities and $726 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $271 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail on our fair value measurements and see below for further detail on the Amil equity tender.
Our cash equivalent and investment portfolio had a weighted-average duration of 2.1 years and a weighted-average credit rating of “AA” as of March 31, 2013. Included in the debt securities balance was $1.8 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of March 31, 2013. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor).

When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facilities described below. As of March 31, 2013, we had $1.7 billion of commercial paper outstanding at a weighted-average annual interest rate of 0.3%.
Bank Credit Facilities. We have $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for our $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of March 31, 2013. The interest rates on borrowings are variable depending on term and are calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of March 31, 2013, the annual interest rates on the $3.0 billion and $1.0 billion bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2% and 1.0% to 1.3%, respectively.
Our bank credit facilities contain various covenants, including requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 36.2% as of March 31, 2013. We were in compliance with our debt covenants as of March 31, 2013.
Long-term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
In February 2013, we issued $2.25 billion in senior unsecured notes, which included: $250 million of floating-rate notes due August 2014, $500 million of 1.625% fixed-rate notes due March 2019, $750 million of 2.875% fixed-rate notes due March 2023 and $750 million of 4.250% fixed-rate notes due March 2043.
In March and April 2013, we redeemed all of our outstanding subsidiary variable-rate debt for $619 million.
Credit Ratings. Our credit ratings at March 31, 2013 were as follows:

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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2012, our Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of March 31, 2013, we had Board authorization to purchase up to an additional 75 million shares of our common stock.
Dividends. In June 2012, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Amil Tender Offer. In April 2013, we completed a tender offer for publicly traded shares of Amil in which we acquired an additional 25% of the total outstanding shares of Amil for $1.4 billion. After the tender offer, 1% of Amil's total outstanding shares remain publicly traded. We expect to acquire all of the remaining Amil public shares in the second quarter of 2013 as permitted under applicable Brazilian law.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012 was disclosed in our 2012 10-K. During the three months ended March 31, 2013 there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have determined that there have been no recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.
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
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2012 10-K. As of March 31, 2013, our critical accounting policies have not changed from those described in our 2012 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2012 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of March 31, 2013, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of March 31, 2013, there were no other significant concentrations of credit risk.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.
Some factors that could cause results to differ materially from the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue received from Medicare and Medicaid programs, including sequestration; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; the impact of fluctuations in foreign currency exchange rates on our reported shareholders' equity and results of operations; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2012 10-K. Any or all forward-looking statements we make may turn out to be wrong, and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements.
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
As of March 31, 2013, we had $11.2 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $7.5 billion of our debt and deposit liabilities as of March 31, 2013 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of March 31, 2013, $19.1 billion of our investments were fixed-rate debt securities and $14.1 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of March 31, 2013 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2013
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$224	$150	$(1,333)	$(2,451)
1	112	75	(676)	(1,330)
(1)	(50)	(16)	565	1,552
(2)	nm	nm	791	3,177
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2013, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2013, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of March 31, 2013, a hypothetical 10% increase in the value of the U.S. dollar against the Brazilian real would cause a reduction in net assets of $520 million. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies. We have funded certain cash needs of Amil through intercompany notes. At March 31, 2013, we had currency swaps with a total notional amount of $256 million hedging the U.S. dollar to the Brazilian real to provide a cash flow hedge on the principal amount of the intercompany notes to Amil.
As of March 31, 2013, we had $726 million of investments in equity securities, including employee savings plan related investments of $367 million and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item
1A, “Risk Factors” of our 2012 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2012 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors disclosed in our 2012 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2013

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2013	6	$55	6	79
February 28, 2013	1	55	1	78
March 31, 2013	3	55	3	75
Total	10	$55	10

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

ITEM 5.    OTHER INFORMATION
On May 1, 2013, Lori Sweere advised the Company that she will step down from her role as Executive Vice President, Human Capital of the Company effective June 1, 2013. Ms. Sweere has agreed to remain with the Company for a period of several months to facilitate transition. Effective June 1, 2013, and in recognition of her changed responsibilities, Ms. Sweere's annual base salary will be reduced to $500,000, and she will continue to receive benefits for which she is currently eligible.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	May 6, 2013
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	May 6, 2013
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 6, 2013
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.