Form 10-Q
period 2013-06-30
UNITEDHEALTH GROUP INC
filed 2013-08-05
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 2, 2013, there were 1,016,699,724 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,654	$8,406
Short-term investments	2,443	3,031
Accounts receivable, net	3,674	2,709
Other current receivables, net	3,020	2,889
Assets under management	2,613	2,773
Deferred income taxes	366	463
Prepaid expenses and other current assets	848	781
Total current assets	20,618	21,052
Long-term investments	17,976	17,711
Property, equipment and capitalized software, net	3,785	3,939
Goodwill	31,427	31,286
Other intangible assets, net	4,079	4,682
Other assets	2,316	2,215
Total assets	$80,201	$80,885
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$11,855	$11,004
Accounts payable and accrued liabilities	7,046	6,984
Other policy liabilities	5,176	4,910
Commercial paper and current maturities of long-term debt	1,086	2,713
Unearned revenues	1,242	1,505
Total current liabilities	26,405	27,116
Long-term debt, less current maturities	15,543	14,041
Future policy benefits	2,451	2,444
Deferred income taxes	2,076	2,450
Other liabilities	1,576	1,535
Total liabilities	48,051	47,586
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	769	2,121
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 1,006 and 1,019 issued and outstanding	10	10
Additional paid-in capital	—	66
Retained earnings	31,906	30,664
Accumulated other comprehensive (loss) income	(535)	438
Total shareholders’ equity	31,381	31,178
Total liabilities and shareholders’ equity	$80,201	$80,885

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenues:
Premiums	$27,220	$24,609	$54,494	$49,240
Services	2,244	1,800	4,356	3,591
Products	749	678	1,500	1,366
Investment and other income	195	178	398	350
Total revenues	30,408	27,265	60,748	54,547
Operating costs:
Medical costs	22,173	20,013	44,742	39,952
Operating costs	4,825	4,080	9,439	8,176
Cost of products sold	669	620	1,351	1,254
Depreciation and amortization	340	326	676	622
Total operating costs	28,007	25,039	56,208	50,004
Earnings from operations	2,401	2,226	4,540	4,543
Interest expense	(176)	(153)	(354)	(301)
Earnings before income taxes	2,225	2,073	4,186	4,242
Provision for income taxes	(789)	(736)	(1,510)	(1,517)
Net earnings	1,436	1,337	2,676	2,725
Less: earnings attributable to noncontrolling interest	—	—	(48)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,436	$1,337	$2,628	$2,725
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.42	$1.30	$2.60	$2.64
Diluted	$1.40	$1.27	$2.56	$2.59
Basic weighted-average number of common shares outstanding	1,009	1,028	1,012	1,034
Dilutive effect of common stock equivalents	17	21	15	20
Diluted weighted-average number of common shares outstanding	1,026	1,049	1,027	1,054
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	9	10	13	17
Cash dividends declared per common share	$0.2800	$0.2125	$0.4925	$0.3750

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net earnings	$1,436	$1,337	$2,676	$2,725
Other comprehensive (loss) income:
Gross unrealized holding (losses) gains on investment securities during the period	(453)	81	(501)	111
Income tax effect	165	(35)	181	(46)
Total unrealized (losses) gains, net of tax	(288)	46	(320)	65
Gross reclassification adjustment for net realized gains included in net earnings	(49)	(50)	(106)	(89)
Income tax effect	18	19	39	33
Total reclassification adjustment, net of tax	(31)	(31)	(67)	(56)
Total foreign currency translation losses	(604)	(4)	(586)	(1)
Other comprehensive (loss) income	(923)	11	(973)	8
Comprehensive income	513	1,348	1,703	2,733
Less: comprehensive income attributable to noncontrolling interests	—	—	(48)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$513	$1,348	$1,655	$2,733

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				2,628			2,628
Other comprehensive loss					(387)	(586)	(973)
Issuances of common stock, and related tax effects	10	—	228				228
Share-based compensation, and related tax benefits			207				207
Common stock repurchases	(23)	—	(445)	(889)			(1,334)
Acquisition of noncontrolling interest			(56)				(56)
Cash dividends paid on common stock				(497)			(497)
Balance at June 30, 2013	1,006	$10	$—	$31,906	$129	$(664)	$31,381

Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				2,725			2,725
Other comprehensive income (loss)					9	(1)	8
Issuances of common stock, and related tax effects	18	—	194				194
Share-based compensation, and related tax benefits			351				351
Common stock repurchases	(33)	—	(545)	(1,264)			(1,809)
Cash dividends paid on common stock				(386)			(386)
Balance at June 30, 2012	1,024	$10	$—	$28,896	$485	$(16)	$29,375

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
Operating activities
Net earnings	$2,676	$2,725
Non-cash items:
Depreciation and amortization	676	622
Deferred income taxes	100	108
Share-based compensation	176	242
Other, net	(86)	(163)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(952)	(188)
Other assets	(661)	(27)
Medical costs payable	792	298
Accounts payable and other liabilities	107	23
Other policy liabilities	(41)	(365)
Unearned revenues	(260)	2,496
Cash flows from operating activities	2,527	5,771
Investing activities
Purchases of investments	(5,942)	(4,946)
Sales of investments	2,924	2,090
Maturities of investments	2,718	2,322
Cash paid for acquisitions, net of cash assumed	(284)	(2,404)
Cash received from dispositions	45	—
Purchases of property, equipment and capitalized software	(625)	(465)
Proceeds from disposal of property, equipment and capitalized software	146	—
Cash flows used for investing activities	(1,018)	(3,403)
Financing activities
Acquisition of noncontrolling interest shares	(1,474)	—
Common stock repurchases	(1,334)	(1,809)
Proceeds from issuance of long-term debt	2,235	995
Repayments of long-term debt	(1,560)	—
Repayments of commercial paper, net	(688)	—
Cash dividends paid	(497)	(386)
Customer funds administered	855	1,108
Proceeds from common stock issuances	314	410
Checks outstanding	37	(290)
Other, net	(55)	(247)
Cash flows used for financing activities	(2,167)	(219)
Effect of exchange rate changes on cash and cash equivalents	(94)	—
(Decrease) increase in cash and cash equivalents	(752)	2,149
Cash and cash equivalents, beginning of period	8,406	9,429
Cash and cash equivalents, end of period	$7,654	$11,578

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.Basis of Presentation
UnitedHealth Group Incorporated (both individually and together with its consolidated subsidiaries referred to as “UnitedHealth Group” and the “Company”) is a diversified health and well-being company whose mission is to help people live healthier lives and to make the health system work better for everyone. The Company offers a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
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
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 became effective for the Company's fiscal year 2013 and the new disclosures have been included with the Company’s investment disclosures in Note 2.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,305	$13	$(13)	$2,305
State and municipal obligations	6,430	192	(67)	6,555
Corporate obligations	7,194	152	(61)	7,285
U.S. agency mortgage-backed securities	2,031	27	(40)	2,018
Non-U.S. agency mortgage-backed securities	656	18	(10)	664
Total debt securities - available-for-sale	18,616	402	(191)	18,827
Equity securities - available-for-sale	770	4	(6)	768
Debt securities - held-to-maturity:
U.S. government and agency obligations	180	3	—	183
State and municipal obligations	28	—	—	28
Corporate obligations	616	—	—	616
Total debt securities - held-to-maturity	824	3	—	827
Total investments	$20,210	$409	$(197)	$20,422
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,501	$38	$(1)	$2,538
State and municipal obligations	6,282	388	(3)	6,667
Corporate obligations	6,930	283	(4)	7,209
U.S. agency mortgage-backed securities	2,168	70	—	2,238
Non-U.S. agency mortgage-backed securities	538	36	—	574
Total debt securities - available-for-sale	18,419	815	(8)	19,226
Equity securities - available-for-sale	668	10	(1)	677
Debt securities - held-to-maturity:
U.S. government and agency obligations	168	6	—	174
State and municipal obligations	30	—	—	30
Corporate obligations	641	2	—	643
Total debt securities - held-to-maturity	839	8	—	847
Total investments	$19,926	$833	$(9)	$20,750

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination as of June 30, 2013 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2013	$71	$—	$—	$—	$71
2012	110	—	—	—	110
2011	20	—	—	—	20
2010	20	2	—	—	22
2009	2	—	—	—	2
2007	74	—	—	3	77
Pre - 2007	337	4	11	10	362
U.S. agency mortgage-backed securities	2,017	—	1	—	2,018
Total	$2,651	$6	$12	$13	$2,682
The Company includes any securities backed by Alt-A or sub-prime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of June 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,529	$2,542
Due after one year through five years	6,811	6,939
Due after five years through ten years	4,818	4,887
Due after ten years	1,771	1,777
U.S. agency mortgage-backed securities	2,031	2,018
Non-U.S. agency mortgage-backed securities	656	664
Total debt securities - available-for-sale	$18,616	$18,827
The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$399	$400
Due after one year through five years	159	159
Due after five years through ten years	141	143
Due after ten years	125	125
Total debt securities - held-to-maturity	$824	$827

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months and in Total
(in millions)	Fair Value	Gross Unrealized Losses
June 30, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$818	$(13)
State and municipal obligations	2,177	(67)
Corporate obligations	3,103	(61)
U.S. agency mortgage-backed securities	1,117	(40)
Non-U.S. agency mortgage-backed securities	337	(10)
Total debt securities - available-for-sale	$7,552	$(191)
Equity securities - available-for-sale	$134	$(6)
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$183	$(1)
State and municipal obligations	362	(3)
Corporate obligations	695	(4)
Total debt securities - available-for-sale	$1,240	$(8)
Equity securities - available-for-sale	$13	$(1)
The unrealized losses from all securities as of June 30, 2013 were generated from approximately 6,500 positions out of a total of 19,000 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). Therefore, the Company believes these losses to be temporary. As of June 30, 2013, the Company did not have the intent to sell any of the securities in an unrealized loss position.
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
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total OTTI	$(1)	$(1)	$(4)	$(4)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(1)	(1)	(4)	(4)
Gross realized losses from sales	(2)	(2)	(3)	(3)
Gross realized gains from sales	52	53	113	96
Net realized gains (included in Investment and Other Income on the Condensed Consolidated Statements of Operations)	49	50	106	89
Income tax effect (included in Provision for Income Taxes on the Condensed Consolidated Statements of Operations)	(18)	(19)	(39)	(33)
Realized gains, net of taxes	$31	$31	$67	$56

3.	Fair Value
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
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and six months ended June 30, 2013 or 2012.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2013
Cash and cash equivalents	$7,224	$430	$—	$7,654
Debt securities - available-for-sale:
U.S. government and agency obligations	1,669	636	—	2,305
State and municipal obligations	—	6,555	—	6,555
Corporate obligations	18	7,236	31	7,285
U.S. agency mortgage-backed securities	—	2,018	—	2,018
Non-U.S. agency mortgage-backed securities	—	657	7	664
Total debt securities - available-for-sale	1,687	17,102	38	18,827
Equity securities - available-for-sale	504	19	245	768
Currency swap assets	—	21	—	21
Total assets at fair value	$9,415	$17,572	$283	$27,270
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate swap liabilities	$—	$88	$—	$88
December 31, 2012
Cash and cash equivalents	$7,615	$791	$—	$8,406
Debt securities - available-for-sale:
U.S. government and agency obligations	1,752	786	—	2,538
State and municipal obligations	—	6,667	—	6,667
Corporate obligations	13	7,185	11	7,209
U.S. agency mortgage-backed securities	—	2,238	—	2,238
Non-U.S. agency mortgage-backed securities	—	568	6	574
Total debt securities - available-for-sale	1,765	17,444	17	19,226
Equity securities - available-for-sale	450	3	224	677
Interest rate swap assets	—	14	—	14
Total assets at fair value	$9,830	$18,252	$241	$28,323
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate and currency swap liabilities	$—	$14	$—	$14

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$183	$—	$—	$183	$180
State and municipal obligations	—	—	28	28	28
Corporate obligations	21	319	276	616	616
Total debt securities - held-to-maturity	$204	$319	$304	$827	$824
Long-term debt	$—	$16,621	$—	$16,621	$15,728
December 31, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$174	$—	$—	$174	$168
State and municipal obligations	—	1	29	30	30
Corporate obligations	10	346	287	643	641
Total debt securities - held-to-maturity	$184	$347	$316	$847	$839
Long-term debt	$—	$17,034	$—	$17,034	$15,167
The carrying amounts reported in the Condensed Consolidated Balance Sheets for accounts and other current receivables, unearned revenues, commercial paper, accounts payable and accrued liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2013
Balance at beginning of period	$32	$239	$271	$17	$224	$241
Purchases	7	11	18	22	42	64
Sales	—	—	—	—	(21)	(21)
Net unrealized losses in accumulated other comprehensive income	(1)	(4)	(5)	(1)	(6)	(7)
Net realized (losses) gains in investment and other income	—	(1)	(1)	—	6	6
Balance at end of period	$38	$245	$283	$38	$245	$283
June 30, 2012
Balance at beginning of period	$7	$204	$211	$208	$209	$417
Purchases	—	33	33	—	51	51
Sales	—	(7)	(7)	—	(9)	(9)
Net unrealized losses in accumulated other comprehensive income	—	(3)	(3)	—	(3)	(3)
Net realized gains in investment and other income	—	1	1	—	1	1
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)
Balance at end of period	$7	$228	$235	$7	$228	$235

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
June 30, 2013
Equity securities - available-for-sale
Venture capital portfolios	$226	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	7.0	10.0
	19	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$245
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $38 million of available-for-sale debt securities at June 30, 2013, which were not significant.
The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in the Company’s 2012 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
June 30, 2013
Cash and cash equivalents	$169	$4	$173
Debt securities:
U.S. government and agency obligations	488	251	739
State and municipal obligations	—	61	61
Corporate obligations	—	1,081	1,081
U.S. agency mortgage-backed securities	—	411	411
Non-U.S. agency mortgage-backed securities	—	145	145
Total debt securities	488	1,949	2,437
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$657	$1,956	$2,613
Other liabilities	$10	$16	$26
December 31, 2012
Cash and cash equivalents	$230	$—	$230
Debt securities:
U.S. government and agency obligations	545	244	789
State and municipal obligations	—	51	51
Corporate obligations	—	1,118	1,118
U.S. agency mortgage-backed securities	—	427	427
Non-U.S. agency mortgage-backed securities	—	155	155
Total debt securities	545	1,995	2,540
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$775	$1,998	$2,773
Other liabilities	$23	$58	$81

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2013			December 31, 2012
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$141	$220	$—	$461	$314	$—
Other policy liabilities	—	232	411	—	319	438
The Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discounts represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare and Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these contract elements are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. CMS provides prospective payments for the drug discounts, which the Company records as liabilities when received. The drug discounts are ultimately funded by the pharmaceutical manufacturers. The Company bills them for claims under the program and records those bills as receivables. Related cash flows are presented as customer funds administered within financing activities in the Condensed Consolidated Statements of Cash Flows.
Premiums from CMS are subject to risk-sharing provisions based on a comparison of the Company’s annual bid estimates of prescription drug costs and the actual costs incurred. Variances may result in CMS making additional payments to the Company or require the Company to remit funds to CMS subsequent to the end of the year. The Company records risk-share adjustments to premium revenue and to other current receivables or other policy liabilities in the Condensed Consolidated Balance Sheets.

5.	Medical Cost Development
The following table provides details of the Company's net favorable medical cost development:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Related to Prior Years	$120	$90	$400	$620
Related to Current Year	190	120	N/A	N/A
The favorable development for the three and six months ended June 30, 2013 and June 30, 2012 was primarily driven by lower than expected health system utilization levels.

6.     Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	June 30, 2013			December 31, 2012
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial Paper	$901	$901	$901	$1,587	$1,587	$1,587
4.875% senior unsecured notes due February 2013	—	—	—	534	534	536
4.875% senior unsecured notes due April 2013	—	—	—	409	411	413
4.750% senior unsecured notes due February 2014	172	176	176	172	178	180
5.000% senior unsecured notes due August 2014	389	404	408	389	411	414
Senior unsecured floating-rate notes due August 2014	250	250	250	—	—	—
4.875% senior unsecured notes due March 2015 (a)	416	437	444	416	444	453
0.850% senior unsecured notes due October 2015 (a)	625	622	626	625	623	627
5.375% senior unsecured notes due March 2016 (a)	601	647	665	601	660	682
1.875% senior unsecured notes due November 2016	400	398	407	400	397	412
5.360% senior unsecured notes due November 2016	95	95	108	95	95	110
6.000% senior unsecured notes due June 2017	441	484	508	441	489	528
1.400% senior unsecured notes due October 2017 (a)	625	609	614	625	622	626
6.000% senior unsecured notes due November 2017	156	169	179	156	170	191
6.000% senior unsecured notes due February 2018	1,100	1,118	1,292	1,100	1,120	1,339
1.625% senior unsecured notes due March 2019	500	498	483	—	—	—
3.875% senior unsecured notes due October 2020	450	443	473	450	442	499
4.700% senior unsecured notes due February 2021	400	417	438	400	417	466
3.375% senior unsecured notes due November 2021 (a)	500	481	498	500	512	533
2.875% senior unsecured notes due March 2022	1,100	1,003	1,049	1,100	998	1,128
0.000% senior unsecured notes due November 2022	15	9	10	15	9	11
2.750% senior unsecured notes due February 2023 (a)	625	576	582	625	619	631
2.875% senior unsecured notes due March 2023	750	747	705	—	—	—
5.800% senior unsecured notes due March 2036	850	845	954	850	845	1,025
6.500% senior unsecured notes due June 2037	500	495	599	500	495	659
6.625% senior unsecured notes due November 2037	650	645	791	650	645	860
6.875% senior unsecured notes due February 2038	1,100	1,084	1,374	1,100	1,084	1,510
5.700% senior unsecured notes due October 2040	300	298	330	300	298	364
5.950% senior unsecured notes due February 2041	350	348	396	350	348	440
4.625% senior unsecured notes due November 2041	600	593	576	600	593	641
4.375% senior unsecured notes due March 2042	502	486	464	502	486	521
3.950% senior unsecured notes due October 2042	625	611	538	625	611	622
4.250% senior unsecured notes due March 2043	750	740	684	—	—	—
Total U.S. dollar denominated debt	16,738	16,629	17,522	16,117	16,143	18,008
Cetip Interbank Deposit Rate (CDI) + 1.3% Subsidiary floating debt due October 2013	—	—	—	147	148	150
CDI + 1.45% Subsidiary floating debt due October 2014	—	—	—	147	149	150
110% CDI Subsidiary floating debt due December 2014	—	—	—	147	151	147
CDI + 1.6% Subsidiary floating debt due October 2015	—	—	—	74	76	76
Brazilian Extended National Consumer Price Index (IPCA) + 7.61% Subsidiary floating debt due October 2015	—	—	—	73	87	90
Total Brazilian real denominated debt (in U.S. dollars)	—	—	—	588	611	613
Total commercial paper and long-term debt	$16,738	$16,629	$17,522	$16,705	$16,754	$18,621

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2013, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.3%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of June 30, 2013. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of June 30, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of June 30, 2013.
Interest Rate and Currency Swap Contracts
The Company uses interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are assumed to be highly effective hedges and all changes in fair value of the swaps are recorded as an adjustment to the carrying value of the related debt with no net impact recorded in the Condensed Consolidated Statements of Operations.
The following table summarizes the location and fair value of the interest rate swap fair value hedges on the Company’s Condensed Consolidated Balance Sheet:

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
June 30, 2013
Interest rate swap contracts	$3.4	$88	Other liabilities
December 31, 2012
Interest rate swap contracts	$2.8	$14	Other assets
		11	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Hedge (interest rate swap) (loss) gain recognized in interest expense	$(104)	$22	$(91)	$12
Hedged item (long-term debt) gain (loss) recognized in interest expense	104	(22)	91	(12)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—	$—	$—
In December 2012, the Company entered into currency swap contracts to hedge the foreign currency exposure on the principal amount of intercompany borrowings denominated in Brazilian reais. The currency swaps have a notional amount of $256 million and mature on December 30, 2013. As of June 30, 2013, the fair value of the currency swap assets totaled $21 million, which was recorded in Other Current Assets in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2012 the fair value of the currency swap liabilities totaled $3 million, which was recorded in Other Current Liabilities in the Company’s Condensed Consolidated Balance Sheets.

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2013, the Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the six months ended June 30, 2013, the Company repurchased 23 million shares at an average price of $58.92 per share and an aggregate cost of $1.3 billion. As of June 30, 2013, the Company had Board authorization to purchase up to an additional 109 million shares of its common stock.
Dividends
In June 2013, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Since June 2012, the Company had paid an annual dividend of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2013 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 26, 2013	$0.2125	$216
June 26, 2013	0.2800	281

8.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares). As of June 30, 2013, the Company had 35 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and up to 14 million of awards in restricted shares.
Stock Options and SARs
Stock option and SAR activity for the six months ended June 30, 2013 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	63	$45
Granted	8	57
Exercised	(18)	42
Forfeited	(2)	56
Outstanding at end of period	51	47	4.6	$926
Exercisable at end of period	40	46	3.4	777
Vested and expected to vest, end of period	51	47	4.5	918

Restricted Shares
Restricted share activity for the six months ended June 30, 2013 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$46
Granted	3	58
Nonvested at end of period	12	49

Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$20	$19	$19	$19
Total intrinsic value of stock options and SARs exercised	242	178	325	398
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	62	56	58	52
Total fair value of restricted shares vested	—	61	—	352
Share-Based Compensation Items
Share-based compensation expense, before tax	77	102	176	242
Share-based compensation expense, net of tax effects	18	72	107	160
Income tax benefit realized from share-based award exercises	83	87	116	274

(in millions, except years)	June 30, 2013
Unrecognized compensation expense related to share awards	$436
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.1%	0.7%	1.0% - 1.1%	0.7% - 0.9%
Expected volatility	43.0%	44.0%	42.6% - 43.0%	43.4% - 44.0%
Expected dividend yield	1.4%	1.2%	1.4% - 1.5%	1.2% - 1.3%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.3	5.3	5.3	5.3 - 5.6
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
Legal Matters
Because of the nature of its businesses, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, care providers, consumer advocacy organizations, customers and regulators, relating to the Company’s businesses, including management and administration of health benefit plans and other services. These matters include medical malpractice, employment, intellectual property, antitrust, privacy and contract claims, and claims related to health care benefits coverage and other business practices.
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
Litigation Matters
Out-of-Network Reimbursement Litigation. Since 1999, the Company has been involved in a number of lawsuits challenging reimbursement amounts for non-network health care services based on the Company's use of a database previously maintained by Ingenix, Inc. (now known as OptumInsight). These suits have alleged, among other things, that the database licensed to these companies by Ingenix was flawed and that Ingenix conspired with these companies to underpay their members' claims. In 2012, the Company was dismissed as a party from one of these lawsuits involving Cigna and its members. In July 2013, the Company was dismissed from a similar lawsuit involving WellPoint and its members. In light of these and other developments, the Company does not believe that the remaining out-of-network reimbursement litigation concerning the use of the Ingenix database presents a reasonable possibility of a material loss.
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
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. Company plans are party to 41 additional individual lawsuits and 2 class actions relating to the outbreak. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and Employee Retirement Income Security Act, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.

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
Since the Company’s acquisition of Amil occurred in the fourth quarter of 2012, the purchase price allocation is subject to adjustment as valuation analyses, primarily related to intangibles and fixed assets and contingent and tax liabilities, are finalized. During 2013, the Company acquired all of Amil’s remaining public shares for $1.5 billion, bringing the Company’s ownership of Amil to 90%. For more information on the Company's investment in Amil, see Note 6 of the Notes of the Consolidated Financial Statements in the Company's 2012 10-K.
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

Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2013
Revenues - external customers:
Premiums	$26,603	$617	$—	$—	$617	$—	$27,220
Services	1,564	176	480	24	680	—	2,244
Products	2	5	14	728	747	—	749
Total revenues - external customers	28,169	798	494	752	2,044	—	30,213
Total revenues - intersegment	—	1,581	287	4,895	6,763	(6,763)	—
Investment and other income	163	32	—	—	32	—	195
Total revenues	$28,332	$2,411	$781	$5,647	$8,839	$(6,763)	$30,408
Earnings from operations	$1,865	$225	$157	$154	$536	$—	$2,401
Interest expense	—	—	—	—	—	(176)	(176)
Earnings before income taxes	$1,865	$225	$157	$154	$536	$(176)	$2,225
Three Months Ended June 30, 2012
Revenues - external customers:
Premiums	$24,184	$425	$—	$—	$425	$—	$24,609
Services	1,184	187	410	19	616	—	1,800
Products	—	6	10	662	678	—	678
Total revenues - external customers	25,368	618	420	681	1,719	—	27,087
Total revenues - intersegment	—	1,377	251	3,924	5,552	(5,552)	—
Investment and other income	148	30	—	—	30	—	178
Total revenues	$25,516	$2,025	$671	$4,605	$7,301	$(5,552)	$27,265
Earnings from operations	$1,906	$123	$95	$102	$320	$—	$2,226
Interest expense	—	—	—	—	—	(153)	(153)
Earnings before income taxes	$1,906	$123	$95	$102	$320	$(153)	$2,073

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2013
Revenues - external customers:
Premiums	$53,284	$1,210	$—	$—	$1,210	$—	$54,494
Services	2,987	383	939	47	1,369	—	4,356
Products	4	10	33	1,453	1,496	—	1,500
Total revenues - external customers	56,275	1,603	972	1,500	4,075	—	60,350
Total revenues - intersegment	—	3,188	582	9,343	13,113	(13,113)	—
Investment and other income	336	62	—	—	62	—	398
Total revenues	$56,611	$4,853	$1,554	$10,843	$17,250	$(13,113)	$60,748
Earnings from operations	$3,509	$451	$306	$274	$1,031	$—	$4,540
Interest expense	—	—	—	—	—	(354)	(354)
Earnings before income taxes	$3,509	$451	$306	$274	$1,031	$(354)	$4,186
Six Months Ended June 30, 2012
Revenues - external customers:
Premiums	$48,395	$845	$—	$—	$845	$—	$49,240
Services	2,362	389	800	40	1,229	—	3,591
Products	—	13	27	1,326	1,366	—	1,366
Total revenues - external customers	50,757	1,247	827	1,366	3,440	—	54,197
Total revenues - intersegment	—	2,659	515	7,960	11,134	(11,134)	—
Investment and other income	292	58	—	—	58	—	350
Total revenues	$51,049	$3,964	$1,342	$9,326	$14,632	$(11,134)	$54,547
Earnings from operations	$3,971	$215	$184	$173	$572	$—	$4,543
Interest expense	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$3,971	$215	$184	$173	$572	$(301)	$4,242

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below.
EXECUTIVE OVERVIEW
General
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. We offer a broad spectrum of products and services through two distinct platforms: UnitedHealthcare, which provides health care coverage and benefits services; and Optum, which provides information and technology-enabled health services.
Further information on our business is included in Item 1, “Business” in our 2012 10-K and additional information on our segments can be found in this Item 2 and in Note 10 to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”
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
Pricing Trends. We seek to price our health care benefit products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics, cost increases for the industry fees and tax provisions of The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, and premium rebates at the local market level. Changes in business mix and Health Reform Legislation may impact our premiums, medical costs and medical care ratio. We continue to expect premium rates to be under pressure through ongoing market competition in commercial products and through government payment rates. Aggregating UnitedHealthcare’s businesses, we believe the medical care ratio will rise over time as we continue to grow in the senior and public markets and begin to participate in the emerging health benefit exchange market in 2014.
In the commercial market segment, we expect pricing to continue to be highly competitive throughout 2013. We endeavor to sustain a commercial medical care ratio in a stable range for an equivalent mix of business. We plan to hold to our pricing disciplines and, considering the competitive environment and persistently weak employment and new business formation rates, we expect continued pressure on our commercial risk-based product membership over the balance of 2013. Self-insured membership as a percentage of total commercial membership is expected to continue to increase at a modest pace in 2013 and beyond, due in part to the emerging interest from fully-insured mid-size employers in moving to self-funded arrangements. In the first quarter of 2013, we worked with our largest fully-insured customer to convert its coverage arrangements from risk-based to fee-based status. While this conversion of 1.1 million risk-based members to a fee-based arrangement will reduce our 2013 consolidated revenues by $2.5 billion, the impact to our earnings from operations and cash flows will be negligible.
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
Medical Cost Trends. We expect our 2013 commercial medical cost trend to be in the range of 5.5% plus or minus 50 basis points, with relatively consistent unit cost and utilization trends compared to 2012. We expect our total trend will be driven primarily by continued unit cost pressure from health care providers as they try to compensate for persistently lower government reimbursement levels. Health system utilization is increasing at a relatively consistent pace with the prior year, with utilization increases observed in outpatient services and offset by declining inpatient utilization. We expect full year 2013 pharmacy trends to be flat to slightly lower than in 2012. The primary drivers of prescription drug trends continue to be unit cost pressure and a shift towards expensive new specialty drugs. Overall, the recent weak economic environment, combined with our medical cost management, has had a favorable impact on utilization trends. We believe our alignment of progressive benefit designs, consumer engagement, clinical management, pay-for-performance reimbursement programs for care providers and network resources is favorably controlling medical and pharmacy costs, enhancing affordability and quality of health care for our customers and members.
Delivery System and Payment Modernization. The market is changing based on demographic shifts, new regulations, political forces and both payer and patient expectations. These factors are creating market pressures to change from fee-for-service delivery and payment arrangements to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. Health plans and care providers are being called upon to work together to close gaps in care and improve the overall care for people, improve the health of a population and reduce the cost of care. The focus on delivery system modernization and payment reform is critical and the alignment of incentives between key constituents remains an important theme. We are placing a greater emphasis on rewarding care providers for better care and lower costs. We have more than $20 billion of our reimbursements to hospitals, physicians, and ancillary care providers paid through contracts that link a portion of the reimbursement to quality and cost-efficiency measures; we expect the number of such contracts to increase significantly in the coming years as more care providers join the transition to accountable care contracts that reward quality and value-based health care.
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

States are struggling to balance budget pressures with increases in their Medicaid expenditures. At the same time, many states are expanding their interest in managed care with particular emphasis on consumers who have complex and expensive health care needs. Medicaid managed care is increasingly viewed as an effective method to improve quality and manage costs. There are more than nine million individuals eligible for both Medicare and Medicaid (known as dually eligible). Dually eligible beneficiaries typically have complex conditions, with costs of care that are far higher than those of a typical Medicare or Medicaid beneficiary. While these individuals’ health needs are more complex and more costly, they have historically been in unmanaged environments. This provides UnitedHealthcare an opportunity to work with governments to integrate Medicare and Medicaid financing to fund efforts to optimize the health status of this frail population through close coordination of care. As of June 30, 2013, UnitedHealthcare served more than 250,000 members in legacy dually eligible programs through Medicare Advantage and Special Needs Plans. In the first half of 2014, UnitedHealthcare Community & State plans to help implement Integrated Medicare-Medicaid Eligible (MME) programs in two states.
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

Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage payment benchmarks have been cut over the last several years, including 2013, with additional funding reductions to be phased-in over the next two to four years. Further, on April 1, 2013, CMS released its final notice of 2014 Medicare Advantage benchmark rates and payment policies. The final notice includes significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described previously. These reductions and the Health Reform Legislation insurance industry tax described below result in revenue reductions and incremental assessments totaling more than 4% in 2014, against a typical industry forward medical cost trend outlook of 3%. Additionally, Congress passed the Budget Control Act of 2011, which as amended by the American Taxpayer Relief Act of 2012, triggered automatic across-the-board budget cuts (known as sequestration), including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. The impact of sequestration cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. We estimate that sequestration, which began in April 2013, will result in a net decrease to our consolidated pre-tax earnings in the range of $250 million to $300 million for the full year 2013. These factors will likely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in 2014. In addition, beginning in 2014, Medicare Advantage plans will be required to have a minimum medical loss ratio of 85%.
On-going reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we can and are making to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the composition of our care provider network and the terms of our contracts with care providers, adjust members' benefits and decide on a county-by-county basis in which geographies to participate. These changes will impact the level of value our offerings provide to seniors and are likely to reduce both retention levels and slow the rate of new member sign-ups in 2014. The depth of the underfunding of these benefits is also causing us to exit certain plans and market areas for 2014 in which we currently serve approximately 150,000 Medicare Advantage beneficiaries.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on a plan’s star rating. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s revenue. The expanded stars bonus program is set to expire after 2014. In 2015, quality bonus payments will only be paid to 4 and 5 star plans compared to current bonuses that are available to qualifying plans rated 3 stars or higher. For the 2014 payment year, based on scoring released by CMS in October 2012, approximately 60% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 10% are enrolled in plans that will be rated 4 stars or higher. Updated scores, to be released in October 2013, will determine what portion of our Medicare Advantage membership will reside in 4 or 5 star plans and qualify for quality bonus payments in 2015. Although we are dedicating substantial resources to improving our quality scores and star ratings, if we are unable to significantly increase the level of membership in plans with a rating of 4 stars or higher for the 2015 payment year, our 2015 results of operations and cash flows could be adversely impacted.
We also may be able to mitigate the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. Compared with the second quarter of 2012, our 2013 Medicare Advantage membership has increased by 415,000 consumers, or 17%. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Supplement and Medicare Part D insurance offerings.
Industry Fees and Taxes. The Health Reform Legislation includes an annual, non-deductible insurance industry tax to be levied proportionally across the insurance industry for risk-based products, beginning January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will be equal to the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated to each market participant based on the ratio of the entity’s net premiums written during the preceding calendar year to the total health insurance industry’s net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be expensed and paid in 2014. However, because our policies are annual with varying beginning dates throughout the calendar year, for those policies that include a portion of 2014 coverage periods, we have included the tax and other Health Reform Legislation cost factors, wherever possible, proportionally in our 2013 rate filings; any related premium increases will increase the amount of premium recognized in 2013. Our effective income tax rate will increase significantly in 2014 as a result of the non-deductibility of these taxes.
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014 of which $20 billion, subject to increases based on state decisions, will fund the state reinsurance pools and $5 billion will fund the U.S. Treasury). While funding for the reinsurance program will come from all commercial lines of business, only non-grandfathered individual business will be eligible for reinsurance recoveries.
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
The competitive forces common in our markets do not support unjustifiable rate increases. We have experienced and expect to continue to experience a tight, competitive commercial pricing environment. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. We have requested rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We have begun to experience greater regulatory challenges to appropriate premium rate increases in several states, including California and New York. Depending on the level of scrutiny of our proposed rate increases by the states and HHS, we may experience a broad range of potential business impacts. For example, it may become more difficult for us to price our commercial risk-based business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
State-Based Exchanges and Coverage Expansion. Effective in 2014, state-based exchanges are required to be established for individuals and small employers, with enrollment processes scheduled to commence in October 2013. We expect to respond and participate selectively in exchanges as they are introduced to the market. Our level of participation in state-based exchanges will be driven by how we assess each local market’s current and future prospects, including how the exchange and its rules are set up state-by-state and our market position relative to others in the market. We currently expect to participate in about 12 exchanges between the individual and small group exchange categories in 2014. Our participation will likely evolve over time as the exchange markets mature. Exchanges will create new market dynamics that could impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, certain small employers may no longer offer health benefits to their employees and some employers purchasing full risk products could convert to self-funded programs.
The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level.
Individual & Small Group Market Reforms. The Health Reform Legislation includes several provisions that will take effect on January 1, 2014 and are expected to alter the individual and small group marketplace. In early 2013, HHS released new rules implementing key provisions of the Health Reform Legislation that address, among other matters: (1) adjusted community rating requirements, which will change how individual and small group plans are rated in many states and are expected to result in significant adjustments in some policyholders' rates; (2) essential health benefit requirements, which will result in benefit changes for many individual and small group policyholders and will also impact rates; and (3) actuarial value requirements, which will significantly impact benefit designs in the individual market, such as member cost sharing requirements, and could also significantly impact rates for many individual and some small group policyholders. We are assessing the impact of these rules to the individual and small group marketplace and working with state regulators to complete rate filings and approvals as needed.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages and per share data)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues:
Premiums	$27,220	$24,609	$2,611	11%	$54,494	$49,240	$5,254	11%
Services	2,244	1,800	444	25	4,356	3,591	765	21
Products	749	678	71	10	1,500	1,366	134	10
Investment and other income	195	178	17	10	398	350	48	14
Total revenues	30,408	27,265	3,143	12	60,748	54,547	6,201	11
Operating costs:
Medical costs	22,173	20,013	2,160	11	44,742	39,952	4,790	12
Operating costs	4,825	4,080	745	18	9,439	8,176	1,263	15
Cost of products sold	669	620	49	8	1,351	1,254	97	8
Depreciation and amortization	340	326	14	4	676	622	54	9
Total operating costs	28,007	25,039	2,968	12	56,208	50,004	6,204	12
Earnings from operations	2,401	2,226	175	8	4,540	4,543	(3)	—
Interest expense	(176)	(153)	23	15	(354)	(301)	53	18
Earnings before income taxes	2,225	2,073	152	7	4,186	4,242	(56)	(1)
Provision for income taxes	(789)	(736)	53	7	(1,510)	(1,517)	(7)	—
Net earnings	1,436	1,337	99	7	2,676	2,725	(49)	(2)
Less earnings attributable to noncontrolling interest	—	—	—	nm	(48)	—	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,436	$1,337	$99	7%	$2,628	$2,725	$(97)	(4)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.40	$1.27	$0.13	10%	$2.56	$2.59	$(0.03)	(1)%
Medical care ratio (a)	81.5%	81.3%	0.2%		82.1%	81.1%	1.0%
Operating cost ratio	15.9	15.0	0.9		15.5	15.0	0.5
Operating margin	7.9	8.2	(0.3)		7.5	8.3	(0.8)
Tax rate	35.5	35.5	—		36.1	35.8	0.3
Net margin	4.7	4.9	(0.2)		4.4	5.0	(0.6)
Return on equity (b)	18.2%	18.4%	(0.2)%		16.7%	18.9%	(2.2)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select second quarter 2013 year-over-year operating comparisons to second quarter 2012 and other 2013 significant items.

•	Consolidated revenues increased by 12%, UnitedHealthcare revenues increased by 11% and Optum revenues grew by 21%.

•
UnitedHealthcare medical enrollment grew by 9.1 million people, including 4.7 million people served internationally, primarily in Brazil, and 2.9 million military beneficiaries through the TRICARE contract.

•	Medicare Part D stand-alone membership increased by 570,000 people.

•	The consolidated medical care ratio of 81.5% increased 20 basis points.

•	Earnings from operations decreased 2% at UnitedHealthcare and increased 68% at Optum.

•	We acquired all of Amil’s remaining public shares for $1.5 billion.

•	As of June 30, 2013, there was $1.2 billion of cash available for general corporate use.

•	The ratio of debt to debt-plus-equity decreased 160 basis points from March 31, 2013 to 34.6% at June 30, 2013.

2013 RESULTS OF OPERATIONS COMPARED TO 2012 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three and six months ended June 30, 2013 were primarily driven by 2012 acquisitions, growth in the number of individuals served through benefit products and overall growth in each of Optum’s major businesses, partially offset by the conversion of 1.1 million risk-based members of our largest public sector client to a fee-based arrangement in the first quarter of 2013.
Medical Costs and Medical Care Ratio
Medical costs for the three and six months ended June 30, 2013 increased due to risk-based membership growth in our international and public and senior markets businesses, partially offset by the conversion of the large client discussed above. The medical care ratio for the six months ended June 30, 2013 increased primarily due to changes in business mix favoring governmental benefit programs, pressure in Medicare and Medicaid funding rates, decreased favorable medical cost development and the impact of favorable rebate true-ups in the first quarter of 2012.
Operating Costs
The increase in our operating costs for the three and six months ended June 30, 2013 was due to business growth, including an increase in fee-based benefits and fee-based service revenues, which carry comparatively higher operating costs, the impact of the Amil acquisition and investments in TRICARE, which were partially offset by the Company’s on-going cost containment efforts.
Reportable Segments
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare International;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
See Note 10 of Notes to the Condensed Consolidated Financial Statements and Item 1, “Business” in our 2012 10-K for a description of how each of our reportable segments derives its revenues, including intersegment transactions.

The following table presents reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues
UnitedHealthcare	$28,332	$25,516	$2,816	11%	$56,611	$51,049	$5,562	11%
OptumHealth	2,411	2,025	386	19	4,853	3,964	889	22
OptumInsight	781	671	110	16	1,554	1,342	212	16
OptumRx	5,647	4,605	1,042	23	10,843	9,326	1,517	16
Total Optum	8,839	7,301	1,538	21	17,250	14,632	2,618	18
Eliminations	(6,763)	(5,552)	(1,211)	22	(13,113)	(11,134)	(1,979)	18
Consolidated revenues	$30,408	$27,265	$3,143	12%	$60,748	$54,547	$6,201	11%
Earnings from operations
UnitedHealthcare	$1,865	$1,906	$(41)	(2)%	$3,509	$3,971	$(462)	(12)%
OptumHealth	225	123	102	83	451	215	236	110
OptumInsight	157	95	62	65	306	184	122	66
OptumRx	154	102	52	51	274	173	101	58
Total Optum	536	320	216	68	1,031	572	459	80
Consolidated earnings from operations	$2,401	$2,226	$175	8%	$4,540	$4,543	$(3)	—%
Operating margin
UnitedHealthcare	6.6%	7.5%	(0.9)%		6.2%	7.8%	(1.6)%
OptumHealth	9.3	6.1	3.2		9.3	5.4	3.9
OptumInsight	20.1	14.2	5.9		19.7	13.7	6.0
OptumRx	2.7	2.2	0.5		2.5	1.9	0.6
Total Optum	6.1	4.4	1.7		6.0	3.9	2.1
Consolidated operating margin	7.9%	8.2%	(0.3)%		7.5%	8.3%	(0.8)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
UnitedHealthcare Employer & Individual	$11,161	$11,578	$(417)	(4)%	$22,250	$23,224	$(974)	(4)%
UnitedHealthcare Medicare & Retirement (a)	11,053	9,807	1,246	13	22,233	19,723	2,510	13
UnitedHealthcare Community & State (a)	4,482	4,093	389	10	8,920	8,033	887	11
UnitedHealthcare International	1,636	38	1,598	nm	3,208	69	3,139	nm
Total UnitedHealthcare revenue	$28,332	$25,516	$2,816	11%	$56,611	$51,049	$5,562	11%
nm= not meaningful

(a)
In the fourth quarter of 2012, UnitedHealthcare reclassified 75,000 dually eligible enrollees to UnitedHealthcare Community & State from UnitedHealthcare Medicare & Retirement. Earlier periods presented have been conformed to reflect this change.

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	2013 vs. 2012
Commercial risk-based	8,130	9,345	(1,215)	(13)%
Commercial fee-based	19,030	17,075	1,955	11
Commercial fee-based TRICARE	2,930	—	2,930	nm
Total commercial	30,090	26,420	3,670	14
Medicare Advantage (a)	2,920	2,505	415	17
Medicaid (a)	3,940	3,875	65	2
Medicare Supplement (Standardized)	3,365	3,075	290	9
Total public and senior	10,225	9,455	770	8
International	4,685	—	4,685	nm
Total UnitedHealthcare - medical	45,000	35,875	9,125	25%
Supplemental Data:
Medicare Part D stand-alone	4,800	4,230	570	13%
nm= not meaningful

(a)	Earlier periods presented above have been recast such that all periods presented reflect the dually eligible enrollment change from Medicare Advantage to Medicaid discussed above.
Commercial risk-based membership decreased in 2013 primarily due to the conversion of 1.1 million risk-based members of our largest public sector client to a fee-based arrangement, as well as other funding conversions. Commercial fee-based membership increased due to these conversions as well as a number of new business awards and strong customer retention. On April 1, 2013, UnitedHealthcare Military & Veterans began service under the TRICARE West Region Managed Care Support Contract. The administrative services contract for health care operations added 2.9 million people and includes a transition period and five one-year renewals at the government’s option. Medicare Advantage participation increased due to solid execution in product design, marketing and local engagement, which drove sales growth. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers, partially offset by the first quarter 2013 divestiture of our Medicaid business in South Carolina and a fourth quarter 2012 market withdrawal from one product in Wisconsin, which combined affected 235,000 Medicaid beneficiaries. Medicare Supplement growth was due to strong retention and new sales. In our Medicare Part D stand-alone business, membership increased primarily as a result of our repositioning in the market. International represents commercial membership in Brazil added as a result of the Amil acquisition in 2012.
UnitedHealthcare’s revenue growth for the three and six months ended June 30, 2013 was primarily due to the impact of 2012 acquisitions and the growth in the number of individuals served, partially offset by the customer funding conversions discussed above, which represented more than $600 million and $1.2 billion in premium revenue in the three and six months ended June 30, 2012, respectively.
UnitedHealthcare’s earnings from operations and operating margins for three and six months ended June 30, 2013 decreased compared to the prior year as operating margins were pressured by funding reductions in the Medicare & Retirement business and costs to implement TRICARE. The 2013 second quarter earnings from operations were positively impacted by an increase in favorable reserve development, while year-over-year earnings for the six months ended June 30, 2013 were negatively impacted due to the high level of favorable reserve development in the first quarter of 2012 and Part D timing.
Optum
Total revenues increased for the three and six months ended June 30, 2013 primarily due to broad-based organic growth across Optum’s services portfolio led by pharmacy growth from the insourcing of UnitedHealthcare commercial customers and external clients.
Optum’s earnings from operations and operating margin for the three and six months ended June 30, 2013 increased compared to 2012, reflecting progress on Optum’s plan to accelerate growth and improve margins and productivity by strengthening integration and business alignment.

The results by segment were as follows:
OptumHealth
Revenue increases at OptumHealth for the three and six months ended June 30, 2013 were primarily due to market expansion, including growth related to 2012 acquisitions in clinical services and organic growth.
Earnings from operations and operating margins for the three and six months ended June 30, 2013 increased primarily due to revenue growth and productivity gains.
OptumInsight
Revenues at OptumInsight for the three and six months ended June 30, 2013 increased primarily due to expansion in government services, payment integrity services and provider compliance offerings.
The increases in earnings from operations and operating margins for the three and six months ended June 30, 2013 reflect increased revenues, changes in product mix and continuing improvements in business alignment and efficiency.
OptumRx
The increases in OptumRx revenues for the three and six months ended June 30, 2013 were due to the insourcing of our commercial pharmacy benefit programs, as described below, and growth in both UnitedHealthcare’s Medicare Part D members and external membership.
OptumRx earnings from operations and operating margins for the three and six months ended June 30, 2013 increased primarily due to strong growth, pricing disciplines and further improvements in generic medication mix.
Over the course of 2013, we will continue to consolidate and manage our commercial pharmacy benefit programs from Express Scripts’ subsidiary, Medco Health Solutions, Inc. As of July 31, 2013, OptumRx had transitioned approximately 8 million migrating and new members to the OptumRx platform. Overall, as a result of this transition OptumRx expects to add approximately 12 million members.
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
For the six months ended June 30, 2013, our regulated subsidiaries paid their parent companies dividends of $2.0 billion, including $230 million of extraordinary dividends. For the twelve months ended December 31, 2012, our regulated subsidiaries paid their parent companies dividends of $4.9 billion, including $1.2 billion of extraordinary dividends.
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
Summary of our Major Sources and Uses of Cash

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2013	2012	2013 vs. 2012
Sources of cash:
Cash provided by operating activities	$2,527	$5,771	$(3,244)
Proceeds from customer funds administered	855	1,108	(253)
Proceeds from common stock issuances	314	410	(96)
Proceeds from issuances of long-term debt and commercial paper, net of repayments	—	995	(995)
Other	37	—	37
Total sources of cash	3,733	8,284
Uses of cash:
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed and dispositions	(1,713)	(2,404)	691
Common stock repurchases	(1,334)	(1,809)	475
Cash dividends paid	(497)	(386)	(111)
Purchases of property, equipment and capitalized software, net	(479)	(465)	(14)
Purchases of investments, net of sales and maturities	(300)	(534)	234
Other	(68)	(537)	469
Total uses of cash	(4,391)	(6,135)
Effect of exchange rate changes on cash and cash equivalents	(94)	—	(94)
Net (decrease) increase in cash	$(752)	$2,149	$(2,901)
2013 Cash Flows Compared to 2012 Cash Flows
Cash flows provided by operating activities for 2013 decreased $3.2 billion due to the favorable impact on 2012 operating cash flows from the early receipt of the July 2012 CMS payment, which included $0.6 billion of payments that reduced accounts receivable, as well as our regular monthly premium payment of $2.7 billion.
Cash flows used for investing activities decreased $2.4 billion primarily due to decreased investments in acquisitions and a decrease in net purchases of investments.
Cash flows used for financing activities increased $1.9 billion primarily due to (a) the acquisition of the remaining publicly traded shares of Amil during the second quarter of 2013, and (b) a decrease in net proceeds from commercial paper and long-term debt, as proceeds from 2013 debt issuances were fully offset by scheduled maturities and the redemption of all of our outstanding subsidiary debt. These factors that comparably increased cash usage were partially offset by (c) decreased common stock repurchases.
Financial Condition
As of June 30, 2013, our cash, cash equivalent and available-for-sale investment balances of $27.3 billion included $7.7 billion of cash and cash equivalents (of which $1.2 billion was available for general corporate use), $18.8 billion of debt securities and $768 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $283 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail on our fair value measurements.
Our cash equivalent and investment portfolio had a weighted-average duration of 2.4 years and a weighted-average credit rating of “AA” as of June 30, 2013. Included in the debt securities balance was $1.6 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of June 30, 2013. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facilities described below. As of June 30, 2013, we had $901 million of commercial paper outstanding at a weighted-average annual interest rate of 0.3%.
Bank Credit Facilities. We have $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for our $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of June 30, 2013. The interest rates on borrowings are variable depending on term and are calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of June 30, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Our bank credit facilities contain various covenants, including requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.6% as of June 30, 2013. We were in compliance with our debt covenants as of June 30, 2013.
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
Credit Ratings. Our credit ratings at June 30, 2013 were as follows:

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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2013, our Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of June 30, 2013, we had Board authorization to purchase up to an additional 109 million shares of our common stock.
Dividends. In June 2013, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Since June 2012, we had paid an annual dividend of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Amil Tender Offer. We acquired all of Amil’s remaining public shares for $1.5 billion in the second quarter of 2013 bringing our ownership in Amil to 90%.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012 was disclosed in our 2012 10-K. During the six months ended June 30, 2013 there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have determined that there have been no recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
We prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP. In preparing these Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2012 10-K. As of June 30, 2013, our critical accounting policies have not changed from those described in our 2012 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2012 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of June 30, 2013, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and only record the reinsurance receivable to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of June 30, 2013, there were no other significant concentrations of credit risk.
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
Some factors that could cause results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue received from Medicare and Medicaid programs, including sequestration; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; the impact of fluctuations in foreign currency exchange rates on our reported shareholders' equity and results of operations; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2012 10-K. Any or all forward-looking statements we make may turn out to be wrong, and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws.
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
As of June 30, 2013, we had $8.9 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $6.6 billion of our debt and deposit liabilities as of June 30, 2013 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of June 30, 2013, $18.4 billion of our investments were fixed-rate debt securities and $12.9 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of June 30, 2013 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2013
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$178	$131	$(1,371)	$(2,211)
1	89	65	(701)	(1,197)
(1)	(46)	(13)	644	1,412
(2)	nm	nm	1,032	2,990
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2013, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of June 30, 2013, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of June 30, 2013, a hypothetical 10% increase in the value of the U.S. dollar against the Brazilian real would cause a reduction in net assets of $460 million. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies. We have funded certain cash needs of Amil through intercompany notes. At June 30, 2013, we had currency swaps with a total notional amount of $256 million hedging the U.S. dollar to the Brazilian real to provide a cash flow hedge on the principal amount of intercompany notes to Amil.
As of June 30, 2013, we had $768 million of investments in equity securities, including employee savings plan related investments of $378 million and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care delivery and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2013

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2013	6	$61	6	70
May 31, 2013	4	62	4	65
June 30, 2013	3	64	3	109
Total	13	$62	13

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2013, the Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 5, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	August 5, 2013
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	August 5, 2013
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 5, 2013
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 5, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.