Form 10-Q
period 2013-09-30
UNITEDHEALTH GROUP INC
filed 2013-11-07
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2013, there were 1,006,758,191 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,286	$8,406
Short-term investments	2,433	3,031
Accounts receivable, net	2,853	2,709
Other current receivables, net	3,772	2,889
Assets under management	2,694	2,773
Deferred income taxes	366	463
Prepaid expenses and other current assets	790	781
Total current assets	21,194	21,052
Long-term investments	18,783	17,711
Property, equipment and capitalized software, net	3,829	3,939
Goodwill	31,751	31,286
Other intangible assets, net	4,019	4,682
Other assets	2,287	2,215
Total assets	$81,863	$80,885
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$11,818	$11,004
Accounts payable and accrued liabilities	7,145	6,984
Other policy liabilities	5,484	4,910
Commercial paper and current maturities of long-term debt	1,895	2,713
Unearned revenues	1,525	1,505
Total current liabilities	27,867	27,116
Long-term debt, less current maturities	14,888	14,041
Future policy benefits	2,459	2,444
Deferred income taxes	1,881	2,450
Other liabilities	1,622	1,535
Total liabilities	48,717	47,586
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	1,130	2,121
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 998 and 1,019 issued and outstanding	10	10
Additional paid-in capital	—	66
Retained earnings	32,593	30,664
Accumulated other comprehensive (loss) income	(587)	438
Total shareholders’ equity	32,016	31,178
Total liabilities and shareholders’ equity	$81,863	$80,885

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenues:
Premiums	$27,356	$24,640	$81,850	$73,880
Services	2,280	1,824	6,636	5,415
Products	825	693	2,325	2,059
Investment and other income	163	145	561	495
Total revenues	30,624	27,302	91,372	81,849
Operating costs:
Medical costs	22,044	19,471	66,786	59,423
Operating costs	4,869	4,277	14,308	12,453
Cost of products sold	731	627	2,082	1,881
Depreciation and amortization	349	317	1,025	939
Total operating costs	27,993	24,692	84,201	74,696
Earnings from operations	2,631	2,610	7,171	7,153
Interest expense	(178)	(158)	(532)	(459)
Earnings before income taxes	2,453	2,452	6,639	6,694
Provision for income taxes	(883)	(895)	(2,393)	(2,412)
Net earnings	1,570	1,557	4,246	4,282
Earnings attributable to noncontrolling interest	—	—	(48)	—
Net earnings attributable to UnitedHealth Group common shareholders	$1,570	$1,557	$4,198	$4,282
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.56	$1.52	$4.16	$4.16
Diluted	$1.53	$1.50	$4.09	$4.08
Basic weighted-average number of common shares outstanding	1,004	1,022	1,009	1,030
Dilutive effect of common stock equivalents	20	17	17	19
Diluted weighted-average number of common shares outstanding	1,024	1,039	1,026	1,049
Anti-dilutive shares excluded from the calculation of dilutive effect of common stock equivalents	7	23	11	19
Cash dividends declared per common share	$0.2800	$0.2125	$0.7725	$0.5875

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net earnings	$1,570	$1,557	$4,246	$4,282
Other comprehensive (loss) income:
Gross unrealized holding gains (losses) on investment securities during the period	26	166	(475)	277
Income tax effect	(9)	(54)	172	(100)
Total unrealized gains (losses), net of tax	17	112	(303)	177
Gross reclassification adjustment for net realized gains included in net earnings	(31)	(20)	(137)	(109)
Income tax effect	11	7	50	40
Total reclassification adjustment, net of tax	(20)	(13)	(87)	(69)
Total foreign currency translation (losses) gains	(49)	7	(635)	6
Other comprehensive (loss) income	(52)	106	(1,025)	114
Comprehensive income	1,518	1,663	3,221	4,396
Comprehensive income attributable to noncontrolling interest	—	—	(48)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,518	$1,663	$3,173	$4,396

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				4,198			4,198
Other comprehensive loss					(390)	(635)	(1,025)
Issuances of common stock, and related tax effects	16	—	397				397
Share-based compensation, and related tax benefits			312				312
Acquisitions of noncontrolling interests and related tax effects			81				81
Common stock repurchases	(37)	—	(856)	(1,492)			(2,348)
Cash dividends paid on common stock				(777)			(777)
Balance at September 30, 2013	998	$10	$—	$32,593	$126	$(713)	$32,016

Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings				4,282			4,282
Other comprehensive income					108	6	114
Issuances of common stock, and related tax effects	21	—	273				273
Share-based compensation, and related tax benefits			459				459
Common stock repurchases	(48)	—	(732)	(1,862)			(2,594)
Cash dividends paid on common stock				(603)			(603)
Balance at September 30, 2012	1,012	$10	$—	$29,638	$584	$(9)	$30,223

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
Operating activities
Net earnings	$4,246	$4,282
Non-cash items:
Depreciation and amortization	1,025	939
Deferred income taxes	93	181
Share-based compensation	255	329
Other, net	(118)	(154)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(120)	93
Other assets	(590)	(101)
Medical costs payable	788	141
Accounts payable and other liabilities	392	252
Other policy liabilities	(68)	(316)
Unearned revenues	20	(173)
Cash flows from operating activities	5,923	5,473
Investing activities
Purchases of investments	(8,798)	(7,432)
Sales of investments	3,779	2,566
Maturities of investments	3,871	3,742
Cash paid for acquisitions, net of cash assumed	(330)	(2,550)
Cash received from dispositions	45	—
Purchases of property, equipment and capitalized software	(986)	(786)
Proceeds from disposal of property, equipment and capitalized software	146	—
Cash flows used for investing activities	(2,273)	(4,460)
Financing activities
Acquisition of noncontrolling interest shares	(1,474)	—
Common stock repurchases	(2,348)	(2,594)
Proceeds from issuance of long-term debt	2,235	1,480
Repayments of long-term debt	(1,560)	(631)
(Repayments of) proceeds from commercial paper, net	(529)	540
Cash dividends paid	(777)	(603)
Customer funds administered	308	309
Proceeds from common stock issuances	538	508
Other, net	(76)	(535)
Cash flows used for financing activities	(3,683)	(1,526)
Effect of exchange rate changes on cash and cash equivalents	(87)	—
Decrease in cash and cash equivalents	(120)	(513)
Cash and cash equivalents, beginning of period	8,406	9,429
Cash and cash equivalents, end of period	$8,286	$8,916

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
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable, and risk-adjusted and risk-sharing provisions related to revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables, valuations of certain investments, and estimates and judgments related to income taxes and contingent liabilities. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
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

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,466	$11	$(12)	$2,465
State and municipal obligations	6,626	181	(57)	6,750
Corporate obligations	7,543	144	(53)	7,634
U.S. agency mortgage-backed securities	2,028	30	(38)	2,020
Non-U.S. agency mortgage-backed securities	660	15	(8)	667
Total debt securities - available-for-sale	19,323	381	(168)	19,536
Equity securities - available-for-sale	817	4	(13)	808
Debt securities - held-to-maturity:
U.S. government and agency obligations	179	3	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	665	—	—	665
Total debt securities - held-to-maturity	872	3	—	875
Total investments	$21,012	$388	$(181)	$21,219
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,501	$38	$(1)	$2,538
State and municipal obligations	6,282	388	(3)	6,667
Corporate obligations	6,930	283	(4)	7,209
U.S. agency mortgage-backed securities	2,168	70	—	2,238
Non-U.S. agency mortgage-backed securities	538	36	—	574
Total debt securities - available-for-sale	18,419	815	(8)	19,226
Equity securities - available-for-sale	668	10	(1)	677
Debt securities - held-to-maturity:
U.S. government and agency obligations	168	6	—	174
State and municipal obligations	30	—	—	30
Corporate obligations	641	2	—	643
Total debt securities - held-to-maturity	839	8	—	847
Total investments	$19,926	$833	$(9)	$20,750

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of September 30, 2013 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2013	$74	$—	$—	$74
2012	109	—	—	109
2011	20	—	—	20
2010	9	—	—	9
2009	13	—	—	13
2007	78	—	2	80
Pre - 2007	349	3	10	362
U.S. agency mortgage-backed securities	2,020	—	—	2,020
Total	$2,672	$3	$12	$2,687
The Company includes any securities backed by Alt-A or sub-prime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,540	$2,553
Due after one year through five years	7,219	7,351
Due after five years through ten years	4,945	5,008
Due after ten years	1,931	1,937
U.S. agency mortgage-backed securities	2,028	2,020
Non-U.S. agency mortgage-backed securities	660	667
Total debt securities - available-for-sale	$19,323	$19,536
The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$445	$445
Due after one year through five years	155	155
Due after five years through ten years	136	138
Due after ten years	136	137
Total debt securities - held-to-maturity	$872	$875

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months and in Total
(in millions)	Fair Value	Gross Unrealized Losses
September 30, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$676	$(12)
State and municipal obligations	2,114	(57)
Corporate obligations	2,730	(53)
U.S. agency mortgage-backed securities	927	(38)
Non-U.S. agency mortgage-backed securities	332	(8)
Total debt securities - available-for-sale	$6,779	$(168)
Equity securities - available-for-sale	$137	$(13)
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$183	$(1)
State and municipal obligations	362	(3)
Corporate obligations	695	(4)
Total debt securities - available-for-sale	$1,240	$(8)
Equity securities - available-for-sale	$13	$(1)
The unrealized losses from all securities as of September 30, 2013 were generated from approximately 5,800 positions out of a total of 19,500 positions. The Company believes that it will collect the principal and interest due on its investments that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). Therefore, the Company believes these losses to be temporary. As of September 30, 2013, the Company did not have the intent to sell any of the securities in an unrealized loss position.
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
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Total OTTI	$(3)	$—	$(7)	$(4)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(3)	—	(7)	(4)
Gross realized losses from sales	—	(2)	(3)	(5)
Gross realized gains from sales	34	22	147	118
Net realized gains (included in Investment and Other Income on the Condensed Consolidated Statements of Operations)	31	20	137	109
Income tax effect (included in Provision for Income Taxes on the Condensed Consolidated Statements of Operations)	(11)	(7)	(50)	(40)
Realized gains, net of taxes	$20	$13	$87	$69

3.	Fair Value
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
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three and nine months ended September 30, 2013 or 2012.
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
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by a secondary pricing source, such as its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
The Company’s Level 3 equity securities are primarily investments in venture capital securities. The fair values of Level 3 investments in venture capital portfolios are estimated using a market valuation technique that relies heavily on management assumptions and qualitative observations. Under the market approach, the fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The Company’s market modeling utilizes, as applicable, transactions for comparable companies in similar industries and having similar revenue and growth characteristics; and similar preferences in their capital structure. Key significant unobservable inputs in the market technique include implied earnings before interest, taxes, depreciation and amortization (EBITDA) multiples and revenue multiples. Additionally, the fair values of certain of the Company’s venture capital securities are based off of recent transactions in inactive markets for identical or similar securities. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements.
Throughout the procedures discussed above in relation to the Company’s processes for validating third-party pricing information, the Company validates the understanding of assumptions and inputs used in security pricing and determines the proper classification in the hierarchy based on that understanding.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2013
Cash and cash equivalents	$7,943	$343	$—	$8,286
Debt securities - available-for-sale:
U.S. government and agency obligations	1,899	566	—	2,465
State and municipal obligations	—	6,750	—	6,750
Corporate obligations	31	7,576	27	7,634
U.S. agency mortgage-backed securities	—	2,020	—	2,020
Non-U.S. agency mortgage-backed securities	—	661	6	667
Total debt securities - available-for-sale	1,930	17,573	33	19,536
Equity securities - available-for-sale	536	26	246	808
Currency swap assets	—	22	—	22
Total assets at fair value	$10,409	$17,964	$279	$28,652
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$79	$—	$79
December 31, 2012
Cash and cash equivalents	$7,615	$791	$—	$8,406
Debt securities - available-for-sale:
U.S. government and agency obligations	1,752	786	—	2,538
State and municipal obligations	—	6,667	—	6,667
Corporate obligations	13	7,185	11	7,209
U.S. agency mortgage-backed securities	—	2,238	—	2,238
Non-U.S. agency mortgage-backed securities	—	568	6	574
Total debt securities - available-for-sale	1,765	17,444	17	19,226
Equity securities - available-for-sale	450	3	224	677
Interest rate swap assets	—	14	—	14
Total assets at fair value	$9,830	$18,252	$241	$28,323
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate and currency swap liabilities	$—	$14	$—	$14

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$179
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	341	277	665	665
Total debt securities - held-to-maturity	$229	$341	$305	$875	$872
Long-term debt	$—	$16,604	$—	$16,604	$15,723
December 31, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$174	$—	$—	$174	$168
State and municipal obligations	—	1	29	30	30
Corporate obligations	10	346	287	643	641
Total debt securities - held-to-maturity	$184	$347	$316	$847	$839
Long-term debt	$—	$17,034	$—	$17,034	$15,167
The carrying amounts reported in the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2013
Balance at beginning of period	$38	$245	$283	$17	$224	$241
Purchases	3	9	12	25	51	76
Sales	(7)	—	(7)	(7)	(21)	(28)
Net unrealized losses in accumulated other comprehensive income	—	(7)	(7)	(1)	(13)	(14)
Net realized (losses) gains in investment and other income	(1)	(1)	(2)	(1)	5	4
Balance at end of period	$33	$246	$279	$33	$246	$279
September 30, 2012
Balance at beginning of period	$7	$228	$235	$208	$209	$417
Purchases	—	2	2	—	53	53
Sales	—	(11)	(11)	—	(20)	(20)
Settlements	(1)	—	(1)	(1)	—	(1)
Net unrealized losses in accumulated other comprehensive income	—	(9)	(9)	—	(12)	(12)
Net realized gains in investment and other income	—	8	8	—	9	9
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)
Balance at end of period	$6	$218	$224	$6	$218	$224

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
September 30, 2013
Equity securities - available-for-sale
Venture capital portfolios	$210	Market approach - comparable companies	Revenue multiple	1.0	10.0
			EBITDA multiple	7.0	10.0
	36	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$246
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $33 million of available-for-sale debt securities at September 30, 2013, which were not significant.
The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in the Company’s 2012 10-K for further detail on AARP. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
September 30, 2013
Cash and cash equivalents	$227	$—	$227
Debt securities:
U.S. government and agency obligations	487	271	758
State and municipal obligations	—	61	61
Corporate obligations	—	1,077	1,077
U.S. agency mortgage-backed securities	—	428	428
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	487	1,976	2,463
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$714	$1,980	$2,694
Other liabilities	$8	$18	$26
December 31, 2012
Cash and cash equivalents	$230	$—	$230
Debt securities:
U.S. government and agency obligations	545	244	789
State and municipal obligations	—	51	51
Corporate obligations	—	1,118	1,118
U.S. agency mortgage-backed securities	—	427	427
Non-U.S. agency mortgage-backed securities	—	155	155
Total debt securities	545	1,995	2,540
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$775	$1,998	$2,773
Other liabilities	$23	$58	$81

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2013			December 31, 2012
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$638	$523	$—	$461	$314	$—
Other policy liabilities	—	380	469	—	319	438
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

5.	Medical Cost Development
The following table provides details of the Company's net favorable medical cost development:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Related to Prior Years	$180	$170	$580	$790
Related to Current Year	110	220	N/A	N/A
The favorable development for the three and nine months ended September 30, 2013 and September 30, 2012 was primarily driven by lower than expected health system utilization levels.

6.     Commercial Paper and Long-Term Debt
Commercial paper and long-term debt consisted of the following:

	September 30, 2013			December 31, 2012
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial Paper	$1,060	$1,060	$1,060	$1,587	$1,587	$1,587
4.875% senior unsecured notes due February 2013	—	—	—	534	534	536
4.875% senior unsecured notes due April 2013	—	—	—	409	411	413
4.750% senior unsecured notes due February 2014	172	175	175	172	178	180
5.000% senior unsecured notes due August 2014	389	401	405	389	411	414
Senior unsecured floating-rate notes due August 2014	250	250	250	—	—	—
4.875% senior unsecured notes due March 2015 (a)	416	435	440	416	444	453
0.850% senior unsecured notes due October 2015 (a)	625	624	627	625	623	627
5.375% senior unsecured notes due March 2016 (a)	601	645	663	601	660	682
1.875% senior unsecured notes due November 2016	400	398	409	400	397	412
5.360% senior unsecured notes due November 2016	95	95	108	95	95	110
6.000% senior unsecured notes due June 2017	441	481	509	441	489	528
1.400% senior unsecured notes due October 2017 (a)	625	614	617	625	622	626
6.000% senior unsecured notes due November 2017	156	168	178	156	170	191
6.000% senior unsecured notes due February 2018	1,100	1,117	1,282	1,100	1,120	1,339
1.625% senior unsecured notes due March 2019	500	498	482	—	—	—
3.875% senior unsecured notes due October 2020	450	443	474	450	442	499
4.700% senior unsecured notes due February 2021	400	416	437	400	417	466
3.375% senior unsecured notes due November 2021 (a)	500	481	499	500	512	533
2.875% senior unsecured notes due March 2022	1,100	1,005	1,045	1,100	998	1,128
0.000% senior unsecured notes due November 2022	15	9	10	15	9	11
2.750% senior unsecured notes due February 2023 (a)	625	576	582	625	619	631
2.875% senior unsecured notes due March 2023	750	747	706	—	—	—
5.800% senior unsecured notes due March 2036	850	845	940	850	845	1,025
6.500% senior unsecured notes due June 2037	500	495	604	500	495	659
6.625% senior unsecured notes due November 2037	650	645	795	650	645	860
6.875% senior unsecured notes due February 2038	1,100	1,084	1,381	1,100	1,084	1,510
5.700% senior unsecured notes due October 2040	300	298	332	300	298	364
5.950% senior unsecured notes due February 2041	350	348	401	350	348	440
4.625% senior unsecured notes due November 2041	600	593	572	600	593	641
4.375% senior unsecured notes due March 2042	502	486	462	502	486	521
3.950% senior unsecured notes due October 2042	625	611	536	625	611	622
4.250% senior unsecured notes due March 2043	750	740	683	—	—	—
Total U.S. dollar denominated debt	16,897	16,783	17,664	16,117	16,143	18,008
Cetip Interbank Deposit Rate (CDI) + 1.3% Subsidiary floating debt due October 2013	—	—	—	147	148	150
CDI + 1.45% Subsidiary floating debt due October 2014	—	—	—	147	149	150
110% CDI Subsidiary floating debt due December 2014	—	—	—	147	151	147
CDI + 1.6% Subsidiary floating debt due October 2015	—	—	—	74	76	76
Brazilian Extended National Consumer Price Index (IPCA) + 7.61% Subsidiary floating debt due October 2015	—	—	—	73	87	90
Total Brazilian real denominated debt (in U.S. dollars)	—	—	—	588	611	613
Total commercial paper and long-term debt	$16,897	$16,783	$17,664	$16,705	$16,754	$18,621

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2013, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of September 30, 2013. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of September 30, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of September 30, 2013.
Interest Rate Swap Contracts
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
The following table summarizes the location and fair value of the interest rate swap fair value hedges on the Company’s Condensed Consolidated Balance Sheet:

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
September 30, 2013
Interest rate swap contracts	$3.4	$79	Other liabilities
December 31, 2012
Interest rate swap contracts	$2.8	$14	Other assets
		11	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Hedge (interest rate swap) gain (loss) recognized in interest expense	$9	$5	$(82)	$17
Hedged item (long-term debt) (loss) gain recognized in interest expense	(9)	(5)	82	(17)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—	$—	$—

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2013, the Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the nine months ended September 30, 2013, the Company repurchased 37 million shares at an average price of $63.87 per share and an aggregate cost of $2.3 billion. As of September 30, 2013, the Company had Board authorization to purchase up to an additional 95 million shares of its common stock.
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
The following table provides details of the Company’s 2013 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 26, 2013	$0.2125	$216
June 26, 2013	0.2800	281
September 24, 2013	0.2800	280

8.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares). As of September 30, 2013, the Company had 35 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and 15 million of awards in restricted shares.
Stock Options and SARs
Stock option and SAR activity for the nine months ended September 30, 2013 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	63	$45
Granted	8	58
Exercised	(25)	43
Forfeited	(2)	55
Outstanding at end of period	44	48	4.6	$1,054
Exercisable at end of period	33	46	3.2	840
Vested and expected to vest, end of period	43	48	4.6	1,043
Restricted Shares
Restricted share activity for the nine months ended September 30, 2013 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$46
Granted	3	58
Forfeited	(1)	50
Nonvested at end of period	11	50

Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$23	$16	$19	$18
Total intrinsic value of stock options and SARs exercised	182	44	507	442
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	72	51	58	52
Total fair value of restricted shares vested	—	5	—	357
Share-Based Compensation Items
Share-based compensation expense, before tax	79	87	255	329
Share-based compensation expense, net of tax effects	67	70	174	230
Income tax benefit realized from share-based award exercises	62	14	178	288

(in millions, except years)	September 30, 2013
Unrecognized compensation expense related to share awards	$374
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.6%	0.7%	1.0% - 1.6%	0.7% - 0.9%
Expected volatility	41.8%	44.0%	41.8% - 43.0%	43.4% - 44.0%
Expected dividend yield	1.5%	1.7%	1.4% - 1.5%	1.2% - 1.7%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.3	5.3	5.3	5.3 - 5.6
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI has never issued a penalty in excess of $8 million, CDI has advocated a penalty of approximately $325 million in this matter. The matter has been the subject of an administrative hearing before a California administrative law judge since December 2009, and in August 2013, the administrative law judge issued a non-binding proposed decision recommending a penalty in an amount that is not material to the Company’s results of operations, cash flows or financial condition. The California Insurance Commissioner may accept, reject or modify the administrative law judge’s ruling, issue his own decision, and impose a fine or penalty. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. In September 2013, the trial court reduced the overall award to $366 million following post-trial motions. Company plans are party to 41 additional individual lawsuits and two class actions relating to the outbreak. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and the Employee Retirement Income Security Act, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.
Government Investigations, Audits and Reviews
The Company has been, or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the SEC, the Brazilian securities regulator - Comissão de Valores Mobiliários, Internal Revenue Service, the Brazilian federal revenue service - the Secretaria da Receita Federal, the U.S. Department of Labor, the Federal Deposit Insurance Corporation and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2013
Revenues - external customers:
Premiums	$26,698	$658	$—	$—	$658	$—	$27,356
Services	1,579	193	484	24	701	—	2,280
Products	2	4	22	797	823	—	825
Total revenues - external customers	28,279	855	506	821	2,182	—	30,461
Total revenues - intersegment	—	1,607	291	5,474	7,372	(7,372)	—
Investment and other income	130	32	1	—	33	—	163
Total revenues	$28,409	$2,494	$798	$6,295	$9,587	$(7,372)	$30,624
Earnings from operations	$2,003	$280	$144	$204	$628	$—	$2,631
Interest expense	—	—	—	—	—	(178)	(178)
Earnings before income taxes	$2,003	$280	$144	$204	$628	$(178)	$2,453
Three Months Ended September 30, 2012
Revenues - external customers:
Premiums	$24,197	$443	$—	$—	$443	$—	$24,640
Services	1,196	176	431	21	628	—	1,824
Products	—	4	21	668	693	—	693
Total revenues - external customers	25,393	623	452	689	1,764	—	27,157
Total revenues - intersegment	—	1,405	266	3,765	5,436	(5,436)	—
Investment and other income	119	26	—	—	26	—	145
Total revenues	$25,512	$2,054	$718	$4,454	$7,226	$(5,436)	$27,302
Earnings from operations	$2,202	$168	$126	$114	$408	$—	$2,610
Interest expense	—	—	—	—	—	(158)	(158)
Earnings before income taxes	$2,202	$168	$126	$114	$408	$(158)	$2,452

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2013
Revenues - external customers:
Premiums	$79,982	$1,868	$—	$—	$1,868	$—	$81,850
Services	4,566	576	1,423	71	2,070	—	6,636
Products	6	14	55	2,250	2,319	—	2,325
Total revenues - external customers	84,554	2,458	1,478	2,321	6,257	—	90,811
Total revenues - intersegment	—	4,795	873	14,817	20,485	(20,485)	—
Investment and other income	466	94	1	—	95	—	561
Total revenues	$85,020	$7,347	$2,352	$17,138	$26,837	$(20,485)	$91,372
Earnings from operations	$5,512	$731	$450	$478	$1,659	$—	$7,171
Interest expense	—	—	—	—	—	(532)	(532)
Earnings before income taxes	$5,512	$731	$450	$478	$1,659	$(532)	$6,639
Nine Months Ended September 30, 2012
Revenues - external customers:
Premiums	$72,592	$1,288	$—	$—	$1,288	$—	$73,880
Services	3,558	565	1,231	61	1,857	—	5,415
Products	—	17	48	1,994	2,059	—	2,059
Total revenues - external customers	76,150	1,870	1,279	2,055	5,204	—	81,354
Total revenues - intersegment	—	4,064	781	11,725	16,570	(16,570)	—
Investment and other income	411	84	—	—	84	—	495
Total revenues	$76,561	$6,018	$2,060	$13,780	$21,858	$(16,570)	$81,849
Earnings from operations	$6,173	$383	$310	$287	$980	$—	$7,153
Interest expense	—	—	—	—	—	(459)	(459)
Earnings before income taxes	$6,173	$383	$310	$287	$980	$(459)	$6,694

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Trends
Our businesses participate in the U.S., Brazilian and certain other international health economies. In the U.S., health care spending comprises approximately 18% of gross domestic product and has grown consistently for many years. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, including enacted health care reforms in the U.S., which could also impact our results of operations.
Pricing Trends. We seek to price our health care benefit products consistent with anticipated underlying medical trends, while balancing growth, margins, competitive dynamics, cost increases for the industry fees and tax provisions of The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Reform Legislation, and premium rebates at the local market level. Changes in business mix and Health Reform Legislation may impact our premiums, medical costs and medical care ratio. We continue to expect premium rates to be under pressure through ongoing market competition in commercial products and through government payment rates. Aggregating UnitedHealthcare’s businesses, and prior to consideration of Health Reform Legislation taxes, we believe the medical care ratio will rise over time as we continue to grow in the senior and public markets and participate in the emerging public health benefit exchange market in 2014.
In the commercial market segment, we expect pricing to continue to be highly competitive. We endeavor to sustain a commercial medical care ratio in a stable range for an equivalent mix of business.
In government programs, we are seeing continuing rate pressures. Medicare Advantage funding has been cut in recent years, was further reduced in 2013 and additional reductions will take effect in 2014, as discussed below in “Regulatory Trends and Uncertainties.” Rate changes for some Medicaid programs are slightly negative year-over-year. We continue to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts. We expect these factors to result in year-over-year pressure on gross margin percentages for our Medicare and Medicaid programs over the balance of 2013.

For 2013, UnitedHealthcare created a new affordable “Basic Plan” for Medicare Part D consumers and reclassified its large four million member Medicare Part D plan to an “Enhanced Plan” status with CMS. The Basic Plan achieves a lower price point principally through a narrower list of covered drugs. Under CMS regulations, Enhanced Plans are not deemed actuarially equivalent to the standard Part D plan design for risk-sharing purposes. Therefore, the change to Enhanced Plan status changed the seasonal pattern of revenue and earnings recognition to later in the year with no material impact expected on full-year profitability.

Medical Cost Trends. We expect our 2013 commercial medical cost trend to be toward the lower end of the range of 5.5% plus or minus 50 basis points, with relatively consistent unit cost and utilization trends compared to 2012. Our 2013 trend is being driven primarily by continued unit cost pressure from health care providers. Health system utilization is increasing at a relatively consistent pace with the prior year. We expect full year 2013 pharmacy trends to be consistent with 2012. The primary drivers of prescription drug trends continue to be unit cost pressure on brand name drugs and a shift towards expensive new specialty drugs. Overall, the recent weak economic environment combined with our medical cost management has had a favorable impact on utilization trends. We believe our alignment of progressive benefit designs, consumer engagement, clinical management, pay-for-performance reimbursement programs for care providers and network resources is favorably controlling medical and pharmacy costs, enhancing affordability and the quality of health care for our customers and members.
Delivery System and Payment Modernization. Demographic shifts, new regulations, political forces and both payer and patient expectations are creating market pressures to change from fee-for-service delivery and payment arrangements to new delivery models focused on the holistic health of the consumer, integrated care across care providers and pay-for-performance payment structures. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care for people, improve the health of a designated population and reduce the cost of care. The focus on delivery system modernization and payment reform is critical and the alignment of incentives between key constituents remains an important theme. We are placing a greater emphasis on rewarding care providers for better care and lower costs. We have more than $25 billion of our reimbursements to hospitals, physicians, and ancillary care providers paid through contracts that link a portion of the reimbursement to quality and cost-efficiency measures; we expect the number of such contracts to increase significantly in the coming years as more care providers join the transition to accountable care contracts that reward quality and value-based health care. As of September 30, 2013, more than two million people we serve were directly aligned through the most progressive of these arrangements, including full risk, shared risk and bundled episode of care payment approaches.
This trend is also creating needs for health management services that can coordinate care around the primary care physician and for investment in new clinical and administrative information and management systems, providing growth opportunities for our Optum business platform.
Government Reliance on Private Sector. The government, as a benefit sponsor, has been increasingly relying on private sector programs. We expect this trend to continue as we believe the private sector provides a more flexible, better managed, higher quality health care experience than do traditional passive indemnity programs typically used in governmental benefit programs.

States are struggling to balance significant budget pressures with increases in their Medicaid expenditures. At the same time, many states are expanding their interest in managed care with particular emphasis on consumers who have complex and expensive health care needs. Medicaid managed care is increasingly viewed as an effective method to improve quality and manage costs. For example, there are more than nine million individuals eligible for both Medicare and Medicaid (known as dually eligible). Dually eligible beneficiaries typically have complex conditions, with costs of care that are far higher than those of a typical Medicare or Medicaid beneficiary. While these individuals’ health needs are more complex and more costly, they have been historically served in unmanaged environments. This provides UnitedHealthcare an opportunity to work with governments to integrate Medicare and Medicaid financing to fund efforts to optimize the health status of this frail population through close coordination of care. As of September 30, 2013, UnitedHealthcare served more than 275,000 people in legacy dually eligible programs through Medicare Advantage and Special Needs Plans. In the first half of 2014, UnitedHealthcare Community & State plans to help implement Integrated Medicare-Medicaid Eligible (MME) program awards in two states.
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
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage payment benchmarks have been cut over the last several years, including 2013, with additional funding reductions to be phased-in over the next two to four years. Further, on April 1, 2013, CMS released its final notice of 2014 Medicare Advantage benchmark rates and payment policies. The final notice includes significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described previously. These reductions and the Health Reform Legislation insurance industry tax described below result in revenue reductions and incremental assessments totaling more than 4% in 2014, against a typical industry forward medical cost trend outlook of 3%. Additionally, Congress passed the Budget Control Act of 2011, which as amended by the American Taxpayer Relief Act of 2012, triggered automatic across-the-board budget cuts (known as sequestration), including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. The impact of sequestration cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. We estimate that sequestration, which began in April 2013, will result in a net decrease to our consolidated pre-tax earnings of approximately $250 million for the full year 2013. These factors affected our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in 2014. In addition, beginning in 2014, Medicare Advantage plans will be required to have a minimum medical loss ratio (MLR) of 85%. We do not believe the minimum MLR will have a material impact on our earnings.
On-going reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we can and are making to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the composition of our care provider network and the terms of our contracts with care providers, adjust members' benefits and decide on a county-by-county basis where we will offer Medicare Advantage plans. These changes will impact the level of value our offerings provide to seniors and are likely to reduce retention levels and slow the rate of new member sign-ups in 2014. The depth of the underfunding of these benefits has caused us to exit certain plans and market areas for 2014 in which we currently serve approximately 150,000 Medicare Advantage beneficiaries.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on a plan’s star rating. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s revenue. The expanded stars bonus program is set to expire after 2014. In 2015, quality bonus payments will only be paid to 4 and 5 star plans compared to current bonuses that are available to qualifying plans rated 3 stars or higher. For the 2014 payment year, approximately 57% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 9% are enrolled in plans that will be rated 4 stars or higher. For the 2015 payment year, based on scoring released by CMS in October 2013, approximately 70% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 24% are enrolled in plans that will be rated 4 stars or higher. Holding constant membership distribution, we expect that the net impact of the improved 2015 payment year star ratings and the expiration of the expanded stars bonus program will reduce our average per member Medicare Advantage revenues compared to 2014. We will seek to mitigate the earnings impact of this revenue reduction as much as possible through effective medical cost management, improvements in administrative efficiency, changes to the composition of our care provider network and the terms of our contracts with care providers, adjustments to member benefits and, if necessary, selective plan closures or market exits. We are dedicating substantial resources to improving our quality scores and star ratings to improve the performance and sustainability of our local market programs for 2016.
We also may be able to mitigate some of the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. Compared with the third quarter of 2012, our 2013 Medicare Advantage membership has grown organically by 430,000 consumers, or 17%. Longer term, market wide decreases in the availability or relative quality of Medicare Advantage products may increase demand for other senior health benefits products such as our Medicare Supplement and Medicare Part D insurance offerings.
Industry Fees and Taxes. The Health Reform Legislation includes an annual, non-deductible insurance industry tax to be levied proportionally across the insurance industry for risk-based products, beginning January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated to each market participant based on the ratio of the entity’s net premiums written during the preceding calendar year to the total health insurance industry’s net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be expensed and paid in 2014. However, because our policies are annual, with beginning dates throughout the calendar year, for those policies that include a portion of 2014 coverage periods, we have included the tax and other Health Reform Legislation cost factors, wherever possible, proportionally in our 2013 rate filings. Any related premium rate increases will increase the amount of premium recognized in 2013. Our effective income tax rate will increase significantly in 2014 because these taxes are not deductible.
With the introduction of state health insurance exchanges in 2014, the Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs are: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements ($25 billion over a three-year period beginning in 2014 of which $20 billion, subject to increases based on state decisions, will fund the reinsurance pool and $5 billion will fund the U.S. Treasury). While funding for the reinsurance program will come from all commercial lines of business, only non-grandfathered, market reform compliant individual business will be eligible for reinsurance recoveries.

Commercial Rate Increase Review. The Health Reform Legislation requires the U.S. Department of Health and Human Services (HHS) to maintain an annual review of “unreasonable” increases in premium rates for commercial health plans. HHS established a review threshold of annual premium rate increases generally at or above 10% and enacted a new rule requiring the production of information for any proposed rate increase. HHS review does not supersede existing state review and approval procedures. Premium rate review legislation (ranging from new or enhanced rate filing requirements to prior approval requirements) has been introduced or passed in more than half of the states.
The competitive forces common in our markets do not support unjustifiable rate increases. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices. We have requested rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We have experienced regulatory challenges to appropriate premium rate increases in some states, including California and New York. Depending on the level of scrutiny of our proposed rate increases by the states and HHS, we may experience a broad range of potential business impacts. For example, it may become more difficult for us to price our commercial risk-based business consistent with expected underlying cost trends, leading to the risk of operating margin compression in the commercial health benefits business.
State-Based Exchanges and Coverage Expansion. Effective in 2014, state-based exchanges are required to be established for individuals and small employers, with enrollment processes that commenced in October 2013. Our level of participation in state-based exchanges will be driven by how we assess each local market’s current and future prospects, including how the exchange and its rules are set up state-by-state and our market position relative to others in the market. We are participating in 13 exchanges between the individual and small group exchange categories for 2014. Our participation will likely evolve over time as the exchange markets mature. Exchanges will create new market dynamics that could impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, certain small employers may no longer offer health benefits to their employees and some employers purchasing full risk products could convert to self-funded programs.
The Health Reform Legislation also provides for expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level, with varying levels of state adoption planned for January 1, 2014.
Individual & Small Group Market Reforms. The Health Reform Legislation includes several provisions taking effect on January 1, 2014 that are expected to alter the individual and small group marketplace, including, among other matters: (1) adjusted community rating requirements, which will change how individual and small group plans are rated in many states; (2) essential health benefit requirements, which will result in benefit changes for many individual and small group policyholders; (3) actuarial value requirements, which will significantly impact benefit designs in the individual market, such as member cost sharing requirements; and (4) guaranteed issue requirements, which will require carriers to provide coverage to any qualified group or individual. These changes are expected to result in significant benefit design and premium changes for a substantial portion of the individual and small group markets. We are working with state regulators to complete required product and rate filings.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages and per share data)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues:
Premiums	$27,356	$24,640	$2,716	11%	$81,850	$73,880	$7,970	11%
Services	2,280	1,824	456	25	6,636	5,415	1,221	23
Products	825	693	132	19	2,325	2,059	266	13
Investment and other income	163	145	18	12	561	495	66	13
Total revenues	30,624	27,302	3,322	12	91,372	81,849	9,523	12
Operating costs:
Medical costs	22,044	19,471	2,573	13	66,786	59,423	7,363	12
Operating costs	4,869	4,277	592	14	14,308	12,453	1,855	15
Cost of products sold	731	627	104	17	2,082	1,881	201	11
Depreciation and amortization	349	317	32	10	1,025	939	86	9
Total operating costs	27,993	24,692	3,301	13	84,201	74,696	9,505	13
Earnings from operations	2,631	2,610	21	1	7,171	7,153	18	—
Interest expense	(178)	(158)	20	13	(532)	(459)	73	16
Earnings before income taxes	2,453	2,452	1	—	6,639	6,694	(55)	(1)
Provision for income taxes	(883)	(895)	(12)	(1)	(2,393)	(2,412)	(19)	(1)
Net earnings	1,570	1,557	13	1	4,246	4,282	(36)	(1)
Earnings attributable to noncontrolling interest	—	—	—	—	(48)	—	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,570	$1,557	$13	1%	$4,198	$4,282	$(84)	(2)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.53	$1.50	$0.03	2%	$4.09	$4.08	$0.01	—%
Medical care ratio (a)	80.6%	79.0%	1.6%		81.6%	80.4%	1.2%
Operating cost ratio	15.9	15.7	0.2		15.7	15.2	0.5
Operating margin	8.6	9.6	(1.0)		7.8	8.7	(0.9)
Tax rate	36.0	36.5	(0.5)		36.0	36.0	—
Net margin	5.1	5.7	(0.6)		4.6	5.2	(0.6)
Return on equity (b)	19.8%	20.9%	(1.1)%		17.7%	19.6%	(1.9)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select third quarter 2013 year-over-year operating comparisons to third quarter 2012 and other 2013 significant items.

•	Consolidated revenues increased by 12%, UnitedHealthcare revenues increased by 11% and Optum revenues grew by 33%.

•	Earnings from operations decreased by 9% at UnitedHealthcare and increased by 54% at Optum

•
UnitedHealthcare medical enrollment increased by 8.7 million people, including 4.8 million people served internationally, primarily in Brazil, and 2.9 million military beneficiaries through the TRICARE contract.

•	Medicare Part D stand-alone membership grew by 665,000 people.

•	The consolidated medical care ratio of 80.6% increased 160 basis points.

•	As of September 30, 2013, there was $1.1 billion of cash available for general corporate use and third quarter 2013 cash flows from operations were $3.4 billion.

2013 RESULTS OF OPERATIONS COMPARED TO 2012 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues for the three and nine months ended September 30, 2013 were primarily driven by 2012 acquisitions, including Amil, growth in the number of individuals served through benefit products and overall organic growth in each of Optum’s major businesses. The revenue impact of these factors was partially offset by the reduction in Medicare Advantage rates. Also offsetting the revenue increase was the 2013 first quarter conversion of our largest fully-insured commercial customer from a risk-based to a fee-based arrangement affecting 1.1 million members. While this conversion reduces our full-year 2013 consolidated revenues by $2.5 billion, the impact to our earnings from operations and cash flows has been negligible.
Medical Costs and Medical Care Ratio
Medical costs for the three and nine months ended September 30, 2013 increased due to risk-based membership growth in our international and public and senior markets businesses, partially offset by the funding conversion of the large client discussed above. The medical care ratio for the three and nine months ended September 30, 2013 increased primarily due to funding reductions for Medicare Advantage products, changes in business mix favoring governmental benefit programs, and reduced levels of favorable medical cost development for the three and nine months ended September 30, 2013 of $100 million and $210 million, respectively.
Operating Costs
The increase in our operating costs for the three and nine months ended September 30, 2013 was due to business growth, including an increase in fee-based benefits and fee-based service revenues and a greater mix of international business, which carry comparatively higher operating costs, partially offset by our on-going cost containment efforts.
Reportable Segments
We currently have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

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

The following table presents reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues
UnitedHealthcare	$28,409	$25,512	$2,897	11%	$85,020	$76,561	$8,459	11%
OptumHealth	2,494	2,054	440	21	7,347	6,018	1,329	22
OptumInsight	798	718	80	11	2,352	2,060	292	14
OptumRx	6,295	4,454	1,841	41	17,138	13,780	3,358	24
Total Optum	9,587	7,226	2,361	33	26,837	21,858	4,979	23
Eliminations	(7,372)	(5,436)	(1,936)	36	(20,485)	(16,570)	(3,915)	24
Consolidated revenues	$30,624	$27,302	$3,322	12%	$91,372	$81,849	$9,523	12%
Earnings from operations
UnitedHealthcare	$2,003	$2,202	$(199)	(9)%	$5,512	$6,173	$(661)	(11)%
OptumHealth	280	168	112	67	731	383	348	91
OptumInsight	144	126	18	14	450	310	140	45
OptumRx	204	114	90	79	478	287	191	67
Total Optum	628	408	220	54	1,659	980	679	69
Consolidated earnings from operations	$2,631	$2,610	$21	1%	$7,171	$7,153	$18	—%
Operating margin
UnitedHealthcare	7.1%	8.6%	(1.5)%		6.5%	8.1%	(1.6)%
OptumHealth	11.2	8.2	3.0		9.9	6.4	3.5
OptumInsight	18.0	17.5	0.5		19.1	15.0	4.1
OptumRx	3.2	2.6	0.6		2.8	2.1	0.7
Total Optum	6.6	5.6	1.0		6.2	4.5	1.7
Consolidated operating margin	8.6%	9.6%	(1.0)%		7.8%	8.7%	(0.9)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
UnitedHealthcare Employer & Individual	$11,255	$11,610	$(355)	(3)%	$33,505	$34,834	$(1,329)	(4)%
UnitedHealthcare Medicare & Retirement (a)	11,042	9,693	1,349	14	33,275	29,416	3,859	13
UnitedHealthcare Community & State (a)	4,581	4,170	411	10	13,501	12,203	1,298	11
UnitedHealthcare International	1,531	39	1,492	nm	4,739	108	4,631	nm
Total UnitedHealthcare revenue	$28,409	$25,512	$2,897	11%	$85,020	$76,561	$8,459	11%
nm= not meaningful

(a)
In the fourth quarter of 2012, UnitedHealthcare reclassified 75,000 dually eligible enrollees to UnitedHealthcare Community & State from UnitedHealthcare Medicare & Retirement. Earlier periods presented have been conformed to reflect this change.

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	2013 vs. 2012
Commercial risk-based	8,130	9,340	(1,210)	(13)%
Commercial fee-based	19,060	17,585	1,475	8
Commercial fee-based TRICARE	2,930	—	2,930	nm
Total commercial	30,120	26,925	3,195	12
Medicare Advantage (a)	2,970	2,540	430	17
Medicaid (a)	3,955	3,945	10	—
Medicare Supplement (Standardized)	3,415	3,135	280	9
Total public and senior	10,340	9,620	720	7
International	4,815	—	4,815	nm
Total UnitedHealthcare - medical	45,275	36,545	8,730	24%
Supplemental Data:
Medicare Part D stand-alone	4,895	4,230	665	16%
nm= not meaningful

(a)	Earlier periods presented above have been recast such that all periods presented reflect the dually eligible enrollment change from Medicare Advantage to Medicaid discussed above.
Commercial risk-based membership decreased in 2013 primarily due to the conversion of 1.1 million risk-based members of our largest public sector client to a fee-based arrangement, as well as other funding conversions. Commercial fee-based membership increased due to these conversions as well as new business awards and strong customer retention. On April 1, 2013, UnitedHealthcare Military & Veterans began service under the TRICARE West Region Managed Care Support Contract. The administrative services contract for health care operations added 2.9 million people and includes a transition period and five one-year renewals at the government’s option. Medicare Advantage participation increased due to solid execution in product design, marketing and local engagement, which drove sales growth. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers, mostly offset by the first quarter 2013 divestiture of our Medicaid business in South Carolina and a fourth quarter 2012 market withdrawal from one product in Wisconsin, which combined affected 235,000 Medicaid beneficiaries. Medicare Supplement growth reflected strong customer retention and new sales. In our Medicare Part D stand-alone business, membership increased primarily as a result of our repositioning in the market. International represents commercial membership in Brazil added in the fourth quarter of 2012 as a result of the Amil acquisition, and subsequent organic growth.
UnitedHealthcare’s revenue growth for the three and nine months ended September 30, 2013 was primarily attributable to the impact of 2012 acquisitions and the growth in the number of individuals served. The effect of these factors was partially offset by the government funding reduction described previously, and the customer funding conversions discussed above that represented more than $600 million and $1.8 billion in premium revenue in the three and nine months ended September 30, 2012, respectively.
UnitedHealthcare’s earnings from operations and operating margins for three and nine months ended September 30, 2013 decreased compared to the prior year as operating margins were pressured by the funding reduction that decreased revenues and by decreased levels of favorable reserve development.
Optum
Total revenues increased for the three and nine months ended September 30, 2013 primarily due to broad-based growth across Optum’s services portfolio led by pharmacy growth from the insourcing of UnitedHealthcare commercial customers and external clients.
Optum’s earnings from operations and operating margin for the three and nine months ended September 30, 2013 increased compared to 2012, reflecting progress on Optum’s plan to accelerate growth and improve productivity by strengthening integration and business alignment.

The results by segment were as follows:
OptumHealth
Revenue increases at OptumHealth for the three and nine months ended September 30, 2013 were primarily due to market expansion, including growth related to 2012 acquisitions in clinical services, and organic growth.
Earnings from operations and operating margins for the three and nine months ended September 30, 2013 increased primarily due to revenue growth and broad-based improved results, including local care delivery, population health and wellness solutions, and health-related financial services offerings.
OptumInsight
Revenues at OptumInsight for the three and nine months ended September 30, 2013 increased primarily due to expansion of government services and payment integrity services. Nine month revenues also benefited from growth in the number of provider compliance customers.
The increases in earnings from operations and operating margins for the three and nine months ended September 30, 2013 reflected increased revenues, changes in product mix and continuing improvements in business alignment and efficiency.
OptumRx
The increases in OptumRx revenues for the three and nine months ended September 30, 2013 were due to the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs, as described below, and growth in both UnitedHealthcare’s Medicare Part D members and external clients.
OptumRx earnings from operations and operating margins for the three and nine months ended September 30, 2013 increased primarily due to strong growth, pricing disciplines and further improvements in generic medication mix.
Over the course of 2013, we will continue to consolidate and manage our commercial pharmacy benefit programs from Express Scripts’ subsidiary, Medco Health Solutions, Inc. As of October 31, 2013, OptumRx had transitioned more than 11 million migrating and new members to the OptumRx platform. Overall, OptumRx expects to add approximately 12 million members as a result of this transition.
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
For the nine months ended September 30, 2013, our regulated subsidiaries paid their parent companies dividends of $2.9 billion, including $370 million of extraordinary dividends. For the twelve months ended December 31, 2012, our regulated subsidiaries paid their parent companies dividends of $4.9 billion, including $1.2 billion of extraordinary dividends.
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
Summary of our Major Sources and Uses of Cash

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2013	2012	2013 vs. 2012
Sources of cash:
Cash provided by operating activities	$5,923	$5,473	$450
Proceeds from common stock issuances	538	508	30
Proceeds from customer funds administered	308	309	(1)
Proceeds from issuances of long-term debt and commercial paper, net of repayments	146	1,389	(1,243)
Total sources of cash	6,915	7,679
Uses of cash:
Common stock repurchases	(2,348)	(2,594)	246
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed and dispositions	(1,759)	(2,550)	791
Purchases of investments, net of sales and maturities	(1,148)	(1,124)	(24)
Purchases of property, equipment and capitalized software, net	(840)	(786)	(54)
Cash dividends paid	(777)	(603)	(174)
Other	(76)	(535)	459
Total uses of cash	(6,948)	(8,192)
Effect of exchange rate changes on cash and cash equivalents	(87)	—	(87)
Net decrease in cash	$(120)	$(513)	$393
2013 Cash Flows Compared to 2012 Cash Flows
Cash flows provided by operating activities for 2013 increased $450 million due to (a) increases in medical costs payable due to the growth in the number of individuals served in our public and senior markets and international businesses and the related favorable impact of lower days sales outstanding compared to medical days payable, and (b) decreased year-over-year MLR rebate payments, the effects of which were partially offset by (c) the increase in pharmacy rebates receivables stemming from the increased membership at OptumRx.
Cash flows used for investing activities decreased $2.2 billion as a result of decreased investments in acquisitions.
Cash flows used for financing activities increased $2.2 billion primarily due to (a) the acquisition of the remaining publicly traded shares of Amil during the second quarter of 2013, and (b) a decrease in net proceeds from commercial paper and long-term debt, as proceeds from 2013 debt issuances were fully offset by scheduled maturities and the redemption of all of our outstanding subsidiary debt. These factors that comparably increased financing cash usage were partially offset by (c) decreased common stock repurchases.
Financial Condition
As of September 30, 2013, our cash, cash equivalent and available-for-sale investment balances of $28.7 billion included $8.3 billion of cash and cash equivalents (of which $1.1 billion was available for general corporate use), $19.5 billion of debt securities and $808 million of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $279 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements for further detail on our fair value measurements.

Our cash equivalent and investment portfolio had a weighted-average duration of 2.4 years and a weighted-average credit rating of “AA” as of September 30, 2013. Included in the debt securities balance was $1.5 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of September 30, 2013. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facilities described below. As of September 30, 2013, we had $1.1 billion of commercial paper outstanding at a weighted-average annual interest rate of 0.2%.
Bank Credit Facilities. We have $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 21 banks, which mature in November 2017 and November 2013, respectively. These facilities provide liquidity support for our $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of September 30, 2013. The interest rates on borrowings are variable depending on term and are calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of September 30, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Our bank credit facilities contain various covenants, including requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.4% as of September 30, 2013. We were in compliance with our debt covenants as of September 30, 2013.
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
Credit Ratings. Our credit ratings at September 30, 2013 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Negative (1)	A	Stable(2)	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a

(1)	Outlook increased to Stable in October 2013.

(2)	Outlook increased to Positive in October 2013.
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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2013, our Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of September 30, 2013, we had Board authorization to purchase up to an additional 95 million shares of our common stock.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012 was disclosed in our 2012 10-K. During the nine months ended September 30, 2013, there were no material changes to this previously-filed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have determined that there have been no recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
We prepared our Condensed Consolidated Financial Statements in conformity with GAAP. In preparing these Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2012 10-K. As of September 30, 2013, our critical accounting policies have not changed from those described in our 2012 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in our 2012 10-K.
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of September 30, 2013, we had an aggregate $1.9 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and record the reinsurance receivable only to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of September 30, 2013, there were no other significant concentrations of credit risk.
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
Some factors that could cause results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the ultimate impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and potential effects of a prolonged U.S. government shut-down or debt ceiling constraints; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry and our ability to successfully repatriate our pharmacy benefits management business; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; events that may adversely affect our relationship with AARP; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; the impact of fluctuations in foreign currency exchange rates on our reported shareholders' equity and results of operations; potential downgrades in our credit ratings; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2012 10-K. Any or all forward-looking statements we make may turn out to be wrong, and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws.
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
As of September 30, 2013, we had $9.7 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $6.8 billion of our debt and deposit liabilities as of September 30, 2013 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of September 30, 2013, $19.0 billion of our investments were fixed-rate debt securities and $12.9 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.

The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of September 30, 2013 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2013
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$193	$135	$(1,457)	$(2,188)
1	97	67	(767)	(1,185)
(1)	(48)	(12)	616	1,396
(2)	nm	nm	1,058	2,954
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2013, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of September 30, 2013, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
As a result of the Amil acquisition, we have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of Amil’s operating results at the average exchange rate over the accounting period, and Amil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in shareholders’ equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of September 30, 2013, a hypothetical 10% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of $465 million. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of September 30, 2013, we had $808 million of investments in equity securities, including employee savings plan related investments of $409 million and venture capital funds, a portion of which were invested in various public and non-public companies concentrated in the areas of health care services and related information technologies. Market conditions that affect the value of health care or technology stocks will impact the value of our equity investments.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2013

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2013	3	$69	3	106
August 31, 2013	7	72	7	99
September 30, 2013	4	73	4	95
Total	14	$72	14

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
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective October 1, 2013
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	November 7, 2013
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	November 7, 2013
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 7, 2013
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

10.1	Summary of Non-Management Director Compensation, effective October 1, 2013
12.1	Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.