Form 10-K
period 2013-12-31
UNITEDHEALTH GROUP INC
filed 2014-02-12
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $64,914,032,649 (based on the last reported sale price of $65.48 per share on June 30, 2013, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 31, 2014, there were 989,191,844 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. The terms “we,” “our,” “us,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and our subsidiaries.
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
UnitedHealthcare provides health care benefits to a full spectrum of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, as well as students and other individuals, and serves the nation’s active and retired military and their families through the TRICARE program. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare International includes Amil, a health care company providing health and dental benefits and hospital and clinical services to individuals in Brazil, and other diversified global health businesses.
Optum is a health services business serving the broad health care marketplace, including payers, care providers, employers, government, life sciences companies and consumers, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units that help improve overall health system performance including optimizing care quality, reducing costs and improving consumer experience and care provider performance across eight business markets: integrated care delivery, care management, consumer engagement, distribution services, health financial services, operational services and support, health care information technology and pharmacy services.
Through UnitedHealthcare and Optum, in 2013, we managed over $160 billion in aggregate health care spending on behalf of the constituents and consumers we served. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Our two business platforms have four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare International;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
For our financial results and the presentation of certain other financial information by segment, including revenues and long-lived fixed assets by geographic source, see Note 13 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements.”
2014 Business Realignment
On January 1, 2014, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Our Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, will be included in OptumInsight’s results of operations. Our periodic filings with the Securities and Exchange Commission (SEC) beginning with our first quarter 2014 Form 10-Q will include historical segment results restated to reflect the effect of this realignment and will continue to present the same four reportable segments (UnitedHealthcare, OptumHealth, OptumInsight and OptumRx).

UnitedHealthcare
UnitedHealthcare is advancing strategies to improve the way health care is delivered and financed, offering consumers a simpler, more affordable health care experience. Our market position is built on:

•	a national scale;

•	strong local market relationships;

•	the breadth of product offerings, which are responsive to many distinct market segments in health care;

•	service and advanced technology;

•	competitive medical and operating cost positions;

•	effective clinical engagement;

•	extensive expertise in distinct market segments; and

•	innovation for customers.
UnitedHealthcare utilizes the expertise of UnitedHealth Group affiliates for capabilities in specialized areas, such as OptumRx pharmacy benefit products and services, certain OptumHealth care management and integrated care delivery services and OptumInsight health information and technology solutions, consulting and other services.
In the United States, UnitedHealthcare arranges for discounted access to care through networks that include a total of over 820,000 physicians and other health care professionals and approximately 6,000 hospitals and other facilities.
UnitedHealthcare is subject to extensive regulations. See further discussion of our regulatory environment below under “Government Regulation” and in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers a comprehensive array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, individuals, and the military, specifically TRICARE west region members. UnitedHealthcare Employer & Individual provides over 30 million Americans access to health care as of December 31, 2013. Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups are more likely to purchase risk-based products because they are less willing or able to bear a greater potential liability for health care expenditures.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically at a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers that elect to self-fund the health care costs of their employees and employees’ dependants, UnitedHealthcare Employer & Individual receives a fixed service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependants, while UnitedHealthcare Employer & Individual provides services such as coordination and facilitation of medical and related services to customers, consumers and health care professionals, administration of transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision.
UnitedHealthcare Employer & Individual also offers a variety of non-employer based insurance options for purchase by individuals, including students, which are designed to meet the health coverage needs of these consumers and their families. As part of the new public health care exchange market that opened October 1, 2013, UnitedHealthcare Employer & Individual now offers health benefit plans through exchanges in 10 states and District of Columbia, including four individual exchanges and nine small group (SHOP) exchanges.
The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals.
UnitedHealthcare Employer & Individual typically distributes its products through consultant or direct sales in the larger employer and public sector segments. In the smaller group size segment of the commercial marketplace, UnitedHealthcare Employer & Individual’s distribution system consists primarily of direct sales and producers, including brokers and agents. UnitedHealthcare Employer & Individual also distributes products through general agents, each of which is a wholesale agent or agency that contracts with a carrier to distribute individual or group benefits, providing extensive services to customers. In recent years, UnitedHealthcare Employer & Individual has diversified its model more extensively, distributing through professional employer organizations, associations, private equity relationships and, increasingly, through both multi-carrier and its own proprietary private exchange marketplaces. UnitedHealthcare Employer & Individual offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third party administrators (TPAs).
Direct-to-consumer sales will be supported by industry participation in multi-carrier health insurance marketplaces for individuals and small groups through state or federally led exchanges for coverage effective January 1, 2014. Additionally, UnitedHealthcare Employer & Individual has expanded distribution to include retail offerings responsive to the needs of individual consumers. Over the last few years, UnitedHealthcare Employer & Individual has opened several retail storefronts in various locations across the United States that provide solutions to consumers at all stages in life, from individual plans to employer coverage, as well as solutions for Medicare-Medicaid eligible (MME) individuals.
UnitedHealthcare Employer & Individual’s diverse product portfolio offers a continuum of benefit designs, price points and approaches to consumer engagement, which provide the flexibility to meet the needs of employers of all sizes as well as individuals shopping for health benefits coverage. UnitedHealthcare Employer & Individual emphasizes local markets and leverages its national scale to adapt products to meet specific local market needs. UnitedHealthcare Employer & Individual’s major product families include:
Traditional Products. Traditional products include a full range of medical benefits and network options from managed plans such as Choice and Options PPO to more traditional indemnity offerings. The plans offer a full spectrum of covered services, including preventive care, direct access to specialists and catastrophic protection.
Consumer Engagement Products and Tools. Consumer engagement products couple plan design with financial accounts to increase employee responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer activation services such as personalized behavioral incentive programs and consumer education information. For example, UnitedHealthcare Employer & Individual’s Diabetes Health Plan emphasizes health engagement for diabetics and prediabetics, with personalized health action plans, scorecards and benefits that are specifically designed to encourage consumers to participate actively in maintaining their health. During 2013, more than 45,000 employer-sponsored benefit plans, including nearly 270 employers in the large group self-funded market, purchased an HRA or HSA product. UnitedHealthcare Employer & Individual’s consumer engagement tools provide members with online and/or mobile access to benefit, cost and quality information, such as myHealthcare Cost Estimator, Health4Me, and myClaims Manager with online bill payment.
Value-Based Products. UnitedHealthcare Employer & Individual’s suite of consumer incentive products increases individual awareness for heightened consumer responsibility and behavior change. These products include: Small Business Wellness, which is a packaged wellness and incentives product offering gym reimbursement and encouraging completion of important wellness activities. For mid-sized clients, SimplyEngaged is a scalable activity-based reward program that ties incentives to completion of health improvement activities, while SimplyEngaged Plus provides richer incentives for achieving health outcome goals. For large, self-funded customers, the UnitedHealthcare Healthy Rewards program offers a flexible incentive design for employers to choose the right activities and biometric outcomes that best fit the needs of their population. Additionally, UnitedHealth Personal Rewards leverages a tailored approach to incentives by combining personalized scorecards with financial incentives for improving biometric scores, compliance with key health treatments and preventive care.
Essential Benefits Products. UnitedHealthcare Employer & Individual’s portfolio of products drives value to consumers with lower costs, innovative designs and unique network programs that guide people to physicians recognized for providing high-quality, cost-efficient care to their patients. These approaches are designed to deliver sustainable health care costs for employers, enabling them to continue to offer their employees coverage at more affordable prices through benefit and local network access tradeoffs. UnitedHealthcare Employer & Individual’s tiered benefit plans offer enhanced benefits in the form of greater coinsurance coverage and/or lower copays for using UnitedHealth Premium® designated care providers.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy benefits management programs, which complement our service offerings by improving quality of care, engaging members and providing cost-saving options. All UnitedHealthcare Employer & Individual members are provided access to clinical products that help them make better health care decisions and better use of their medical benefits, improving health and decreasing medical expenses.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on funding type (fully insured and self-funded), line of business (e.g. small business, key accounts, public sector and national accounts), and clinical need. UnitedHealthcare Employer & Individual’s spectrum of clinical programs include:

•	wellness programs;

•	decision support;

•	utilization management;

•	case and disease management;

•	complex condition management;

•	on-site programs, including Know Your Numbers (biometrics) and flu shots;

•	incentives to reinforce positive behavior change;

•	mental health/substance use disorder management; and

•	employee assistance programs.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmaceutical management services promote lower costs by using formulary programs to drive better unit costs, encouraging consumers to use drugs that offer better value and outcomes, and by supporting the appropriate use of drugs based on clinical evidence through physician and consumer programs.
Specialty Offerings. UnitedHealthcare Employer & Individual also delivers dental, vision, life, and disability product offerings through an integrated approach including a network of more than 58,000 vision professionals in private and retail settings, and more than 250,000 dental providers.
UnitedHealthcare Military & Veterans. UnitedHealthcare Military & Veterans is the provider of health care services for more than 2.9 million active duty and retired military service members and their families in 21 states (West Region) under the Department of Defense’s (DoD) TRICARE Managed Care Support contract. The contract began on April 1, 2013 and includes a transition period and five one-year renewals at the government’s option.
UnitedHealthcare Military & Veterans’ responsibility as a contractor is to augment the military’s direct care system by providing managed care support services, provider networks, medical management, claims/enrollment administration, and customer services.
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as for services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing senior market segment, providing products and services in all 50 states, the District of Columbia, and most U.S. territories. It has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
UnitedHealthcare Medicare & Retirement offers a spectrum of risk-based Medicare products which may be purchased by individuals or on a group basis, including Medicare Advantage plans, Medicare Prescription Drug Benefit (Medicare Part D) and Medicare Supplement/Medigap products that supplement traditional fee-for-service coverage. UnitedHealthcare Medicare & Retirement services include care management and clinical management programs, a nurse health line service, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
Premium revenues from the Centers for Medicare & Medicaid Services (CMS) represented 29% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2013, most of which were generated by UnitedHealthcare Medicare & Retirement under a number of contracts.
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients: AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over; state and U.S. government agencies; and employer groups. Products are also offered through employer groups and agent channels.
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS and in some cases consumer premiums. Premium amounts vary based on the geographic areas in which members reside; demographic factors such as age, gender, and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement had approximately 3 million people enrolled in its Medicare Advantage products as of December 31, 2013.

Medicare Advantage plans are designed at the local level taking into account member and care provider preferences, competitor offerings, our historical financial results, our quality and cost initiatives and the long-term payment rate outlook for that geographic area. Starting in 2012, and phased in through 2017, the Medicare Advantage rate structure and quality rating bonuses are changing significantly, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
UnitedHealthcare Medicare & Retirement offers innovative care management, disease management and other clinical programs, integrating federal, state and personal funding through its continuum of Medicare Advantage products. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify members at high risk and allow care managers to outreach to members to create individualized care plans and to help members obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. UnitedHealthcare Medicare & Retirement offers two standalone Medicare Part D plans: the AARP Medicare Rx Preferred and the AARP Medicare Rx Saver plans. The stand-alone Medicare Part D plans address a large spectrum of beneficiaries’ needs and preferences for their prescription drug coverage, including low cost prescription options. Each of the plans cover the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2013, UnitedHealthcare had enrolled approximately 8 million people in the Medicare Part D program, including approximately 5 million individuals in the stand-alone Medicare Part D plans and approximately 3 million in its Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving more than 4 million seniors through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers plans in all 50 states, the District of Columbia, and most U.S. territories. These products cover varying levels of coinsurance and deductible gaps that seniors are exposed to in the traditional Medicare program.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to providing diversified solutions to states’ programs that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage in exchange for a fixed monthly premium per member from the applicable state. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, Children’s Health Insurance Programs (CHIP), and other federal, state and community health care programs. As of December 31, 2013, UnitedHealthcare Community & State participated in programs in 24 states and the District of Columbia, and served more than 4 million beneficiaries. The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) provides for optional Medicaid expansion effective January 1, 2014. Currently, more than half of our state customers have elected to expand Medicaid. For further discussion of the Medicaid expansion under Health Reform Legislation, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.”
States using managed care services for Medicaid beneficiaries select health plans by using a formal bid process or by awarding individual contracts. A number of factors are considered by UnitedHealthcare Community & State when choosing programs for participation including the state’s commitment and consistency of support for its Medicaid managed care program in terms of service, innovation and funding; the eligible population base, both immediate and long term; and the structure of the projected program. UnitedHealthcare Community & State works with its state customers to advocate for actuarially sound rates that are commensurate with medical cost trends.
The primary categories of eligibility for the programs served by UnitedHealthcare Community & State and our participation are:

•	Temporary Assistance to Needy Families, primarily young women and children – 19 markets;

•	CHIP – 19 markets;

•	Dual SNP – 18 markets;

•	Aged, Blind and Disabled (ABD) – 14 markets;

•	Long-Term Care (LTC) – 10 markets;

•	childless adults & programs for the uninsured – 7 markets;

•	other programs (e.g., developmentally disabled, rehabilitative services) – 5 markets; and

•	administrative service offering – 1 market.

The health plans and care programs offered are designed to address the complex needs of the populations they serve, including the chronically ill, those with disabilities and people with a higher risk of medical, behavioral and social conditions. UnitedHealthcare Community & State leverages the national capabilities of UnitedHealth Group, delivering them at the local market level to support effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes and the ability to adapt to a changing market environment. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care. UnitedHealthcare Community & State administers benefits for the unique needs of children, pregnant women, adults, seniors and those who are eligible for care in nursing homes and assisted living. They often live in areas that are medically underserved and are less likely to have a consistent relationship with the medical community or a care provider. They also tend to face significant social and economic challenges. UnitedHealthcare Community & State recognizes that within these broad groups, there exist individuals whose collective physical, behavioral and social challenges are so significant that they drive an inordinate percentage of UnitedHealthcare Community & State’s total medical costs. In UnitedHealthcare Community & State’s insured Medicaid population, approximately 1% of its membership accounts for about 30% of total costs. Care providers sometimes refer to this group as super utilizers.
The LTC market represents only 6% of the total Medicaid population, yet accounts for more than 30% of total Medicaid expenditures. The LTC population is made up of nearly 4 million individuals who qualify for additional benefits under LTC programs and represent a subset of the more than 15 million ABD Americans. Currently, only one-quarter of the ABD population and less than 20% of the LTC eligible population are served by managed care programs. States are increasingly looking for solutions to not only help control costs, but to improve quality for the complex medical challenges faced by this population and are moving with greater speed to managed care programs.
There are nearly 10 million individuals eligible for both Medicare and Medicaid. This group has historically been referred to as dually eligible. MME beneficiaries typically have complex conditions with costs of care that are far higher than a typical Medicare or Medicaid beneficiary. While these individuals’ health needs are more complex and more costly, they have been historically served in unmanaged environments. This market provides UnitedHealthcare an opportunity to integrate Medicare and Medicaid funding and optimize people’s health status through close coordination of care.
Total annual expenditures for dually eligibles are estimated at more than $300 billion, or more than 10% of the total health care costs in the United States. As of December 31, 2013, UnitedHealthcare served more than 275,000 people in legacy dually eligible programs through Medicare Advantage and SNPs. In 2013, UnitedHealthcare Community & State implemented a managed fee-for-service demonstration model in the state of Washington. In 2014, UnitedHealthcare Community & State will help implement MME programs in the states of Ohio, Washington and Michigan. These programs are among the first in the country to leverage CMS’ demonstrations to serve MMEs.
UnitedHealthcare International
UnitedHealthcare International participates in international markets through national “in country” and cross-border strategic approaches. UnitedHealthcare International’s cross-border health care business provides comprehensive health benefits, care management and care delivery for multinational employers, governments and individuals around the world. UnitedHealthcare International’s goal is to create business solutions that are based on local infrastructure, culture and needs, and that blend local expertise with experiences from the U.S. health care industry. As of December 31, 2013, UnitedHealthcare International provided medical benefits to 4.8 million people, principally in Brazil, but also residing in more than 125 countries.
Amil. In 2012, UnitedHealthcare International acquired Amil, which provides health and dental benefits to nearly 7 million people and also operates 25 acute hospitals, as well as specialty clinics, primary care, and emergency services across Brazil, principally for the benefit of its members. Amil’s patients are also treated in its contracted provider network of 21,000 physicians and other health care professionals, 2,100 hospitals and 7,900 laboratories and diagnostic imaging centers. Amil offers a diversified product portfolio with a wide range of product offerings, benefit designs, price points and value, including indemnity products. Amil’s products include various administrative services such as network access and administration, care management and personal health services and claims processing.
Other Operations. UnitedHealthcare International also includes other diversified global health services operations with a variety of offerings for international customers, including:

•	network access and care coordination in the United States and overseas;

•	TPA products and services for health plans and TPAs;

•	brokerage services;

•	practice management services for care providers;

•	government and corporate consulting services for improving quality and efficiency; and

•	global expatriate insurance solutions.
Optum
Optum is a health services business serving the broad health care marketplace, including:

•	Those who need care: the consumers and patients who need the right support, information, resources and products to achieve their health goals.

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

Using advanced data, analytics and technology, Optum helps improve overall health system performance by optimizing care quality, reducing costs and improving the consumer experience and care provider performance. Optum is organized in three reportable segments:

•	OptumHealth focuses on care management, integrated care delivery, and consumer solutions, including financial services;

•	OptumInsight delivers operational services and support and health information technology services; and

•	OptumRx specializes in pharmacy services.
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and financial needs of more than 62 million unique individuals and enabling consumer health management through programs offered by employers, payers, government entities and, increasingly, directly through the care delivery system. OptumHealth’s products and services can be deployed individually or integrated to provide more comprehensive solutions, addressing a broad base of needs within the health care system. These solutions are focused on improving quality and patient satisfaction and lowering costs by working to optimize the care delivery system through the creation of high-performing networks, centers of excellence across the care continuum, working directly with physicians to advance population health management and focusing on caring for the most medically complex patients.
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
OptumHealth sells its products primarily through its direct sales force, strategic collaborations and external producers in three markets: employers (which includes the sub-markets of large, mid-sized and small employers), payers (which includes the sub-markets of health plans, TPAs, underwriter/stop-loss carriers and individual market intermediaries) and government entities (which includes states, CMS, DoD, Veterans Administration and other federal procurement agencies). As provider reimbursement models evolve, care providers are emerging as a fourth market for the health management, financial services and integrated care delivery businesses.
OptumHealth is organized into two major operating groups: Physician Solutions and Consumer Solutions.
Physician Solutions. Physician Solutions includes the Specialty Networks and Integrated Care Delivery offerings.

•
Specialty Networks. Within Specialty Networks, OptumHealth serves nearly 57 million people in two primary ways: 1) creating access to networks of provider specialists in the areas of behavioral health management (e.g., mental health, substance abuse), global well-being (e.g., international work/life solutions), chronic physical health management (e.g., chiropractic, physical therapy), and complex medical conditions (e.g., transplant, infertility); and 2) managing the care and health needs for consumers through a variety of programs utilizing predictive modeling, evidence-based clinical outcomes management and peer support. Specialty Networks address areas likely to have significant variation in clinical practice, where a disciplined, evidence-based approach can drive improved health outcomes and reduced costs. These range from more commonly accessed services (e.g., behavioral health and chiropractic) to less common procedures (e.g. transplant, infertility, bariatric surgery and kidney disease/end stage renal disease).

•
Integrated Care Delivery. Integrated Care Delivery serves patients through a collaborative network aligned around total population health management and outcomes-based reimbursement. Within its local care delivery systems, OptumHealth works directly with medical groups and Independent Practice Associations to deploy a core set of technology, risk management, analytical and clinical capabilities and tools to assist physicians in delivering high-quality care across the populations they serve. Integrated Care Delivery’s complex population management services focus on improving care for patients with very challenging medical conditions by providing the optimal care in the most desirable setting. Integrated Care Delivery’s LHI business designs and implements mobile care delivery solutions, providing occupational health, medical and dental readiness services, treatments and immunization programs for the U.S. military and U.S. Department of Health and Human Services (HHS), as well as for many commercial companies.

Consumer Solutions. Consumer Solutions includes health management solutions, distribution and financial services operations.

•
Health Management Solutions: OptumHealth serves over 37 million people through population health management services including care management, complex conditions (e.g., cancer, neonatal and maternity) health and wellness, and advocacy decision support solutions. This set of services helps consumers navigate the health care system and make decisions about their care and treatment, resulting in better clinical outcomes and lower medical costs.

•
Distribution: This business provides capabilities to help payers, aggregators and employers meet the needs of the consumers they serve. The consumer engagement and sales distribution platform is backed by a spectrum of health and wellness services. The consumer engagement platform is a technology-enabled engagement model that is helping health care companies, including health plans, grow and manage their consumer relationships. OptumHealth provides call center support, multi-modal communications software, data analysis and trained nurses that help clients acquire, retain and service large populations of health care consumers.

•
Financial Services: This business is dedicated solely to providing financial solutions for the health care market, serving the needs of individuals, employers, health care professionals and payers. OptumHealth is a leading provider of consumer health care accounts including health savings, health reimbursement, health incentive, retiree reimbursement and flexible spending accounts, that help people plan and save for current and future health care expenses. Payers, health care professionals and employers rely upon OptumHealth’s electronic payment solutions to manage compliance and improve the administrative efficiency of electronic claim payments. OptumHealth also offers health care related lending and credit to health care providers to support the modernization of their practices, and financial risk protection for third-party payers and self-funded employers. As of December 31, 2013, Financial Services and its wholly owned subsidiary, Optum Bank, had $2.3 billion in customer assets under management and during 2013 processed $78 billion in medical payments to physicians and other health care providers.

OptumInsight
OptumInsight provides technology, operational and consulting services to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system use OptumInsight to help them reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape.
Many of OptumInsight’s software and information products, advisory consulting arrangements, and outsourcing contracts are performed over an extended period, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. OptumInsight’s aggregate backlog at December 31, 2013 was $5.5 billion, of which $2.7 billion is expected to be realized within the next 12 months. This includes $1.1 billion related to intersegment agreements, all of which are included in the current portion of the backlog. OptumInsight’s aggregate backlog at December 31, 2012 was $4.6 billion. The increase in 2013 backlog was attributable to the partnership with Dignity Health that established the Optum360 provider revenue management business. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in backlog due to uncertainty regarding the timing and scope of services, the potential for cancellation, non-renewal, or early termination of service arrangements.

OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliance and business partnerships with other technology vendors, who integrate and interface OptumInsight’s products with their applications.
OptumInsight provides capabilities targeted to the needs of four primary market segments: care providers (e.g., physician practices and hospitals), commercial payers, governments and life sciences.

Care Providers. Serving four out of five U.S. hospitals and tens of thousands of physician practices, OptumInsight provides capabilities that help drive financial performance, meet compliance requirements, and deliver health intelligence. OptumInsight’s offerings in clinical workflow, revenue management, health IT and analytics helps hospitals and physician practices improve patient outcomes, strengthen financial performance and meet quality measurement and compliance requirements, as well as transition to new collaborative and accountable care business models.
Commercial Payers. OptumInsight serves approximately 300 health plans with employer, individual, Medicare, and Medicaid membership. OptumInsight applies its solutions across the payer’s operations, helping clients to improve operational and administrative efficiency, meet clinical performance and compliance goals, develop strong provider networks, manage risk and drive growth. OptumInsight is also helping payer clients adapt to new market models, including health insurance exchanges, consumer driven health care and engagement, pay-for-value contracting, and population health management.
Governments. OptumInsight provides services to state, federal and municipal agencies and departments, across 35 states and the District of Columbia. Services include financial management and program integrity services, policy and compliance consulting, data and analytics technology, systems integration and expertise to improve medical quality, access and costs.
Life Sciences. OptumInsight’s Life Sciences business provides services to more than 400 global life sciences organizations. OptumInsight’s services use real-world evidence to support market access and positioning of their products, to deliver strategic regulatory services, to provide insights into patient reported outcomes and to optimize and manage risk.
OptumRx
OptumRx provides a range of pharmacy benefit management (PBM) services to nearly 28 million people nationwide, managing approximately $33 billion in pharmaceutical spending annually and processing an annual run rate of more than one-half billion adjusted retail, mail and specialty drug prescriptions. OptumRx’s PBM services include retail pharmacy network management services, mail order and specialty pharmacy services, manufacturer rebate contracting and administration, benefit plan design and consultation, claims processing, Medicare Part D services, and a variety of clinical programs such as formulary management and compliance, drug utilization review and disease and drug therapy management services. OptumRx has a network of more than 67,000 retail pharmacies and two mail services facilities in California and Kansas.
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
OptumRx provides PBM services to UnitedHealthcare members enrolled in benefit plans that offer pharmacy benefits. Throughout the course of 2013, OptumRx transitioned 12 million new or migrating UnitedHealthcare commercial members. Additionally, OptumRx managed specialty pharmacy benefits across nearly all of UnitedHealthcare’s businesses with services including patient support and clinical programs that ensure quality and value for consumers. Specialty drug management is important in managing overall drug spend, as biologicals and other specialty medications are fast growing pharmacy expenditures. OptumRx also provides PBM services to non-affiliated external clients, including public and private sector employer groups, insurance companies, Taft-Hartley Trust Funds, TPAs, managed care organizations (MCOs), Medicare-contracted plans, Medicaid plans and other sponsors of health benefit plans and individuals throughout the United States. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
GOVERNMENT REGULATION
Most of our health and well-being businesses are subject to comprehensive federal, state and international laws and regulations. We are regulated by federal, state and international regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political climate, could adversely affect our business.
In the event we fail to comply with, or we fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal, state and international laws and regulations.

Federal Laws and Regulation
We are subject to various levels of U.S. federal regulation. For example, when we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. CMS regulates our UnitedHealthcare businesses, and certain aspects of our Optum businesses. Payments by CMS to our businesses are subject to regulations including the submission of information relating to the health status of enrollees for purposes of determining the amount of certain payments to us. CMS also has the right to audit our performance to determine our compliance with CMS contracts and regulations and the quality of care we provide to Medicare beneficiaries. Our commercial business will also be subject to audits related to risk adjustment and reinsurance data when the programs are implemented starting in 2014.
UnitedHealthcare Community & State has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance, and the regulatory environment with respect to these programs has become and will continue to become increasingly complex as a result of Health Reform Legislation. We are also subject to federal law and regulations relating to the administration of contracts with federal agencies that are held by our Optum businesses and UnitedHealthcare Military & Veterans business, such as our TRICARE West Region contract with the DoD.
Certain of our businesses, such as UnitedHealthcare’s eyeglass manufacturing activities and Optum’s high acuity clinical workflow software, hearing aid products and clinical research activities, are subject to regulation by the U.S. Food and Drug Administration (FDA). Optum’s clinical research activities are subject to laws and regulations outside of the United States that regulate clinical trials. Our business is also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriately reducing or limiting health care services, anti-money laundering, securities and antitrust.
Health Care Reform. Health Reform Legislation expands access to coverage and modifies aspects of the commercial insurance market, as well as the Medicaid and Medicare programs, CHIP and other aspects of the health care system.
Among other requirements, Health Reform Legislation has expanded dependant coverage to age 26, expanded benefit requirements, eliminated certain annual and lifetime maximum limits, eliminated certain pre-existing condition limits, required coverage for preventative services without cost to members, required premium rebates if certain medical loss ratios (MLRs) are not met, granted members new and additional appeal rights, created new premium rate review processes, established a system of state and federal exchanges through which consumers can purchase health coverage, imposed new requirements on the format and content of communications (such as explanations of benefits) between health insurers and their members, reduced the Medicare Part D coverage gap and reduced payments to private plans offering Medicare Advantage.
Health Reform Legislation and the related federal and state regulations are affecting how we do business and could impact our results of operations, financial position and cash flows. The full impact of Health Reform Legislation remains difficult to predict and is not yet fully known. See also Item 1A, “Risk Factors” and Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the risks related to Health Reform Legislation and related matters.
Privacy, Security, and Data Standards Regulation. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States, will be replaced by ICD-10 code sets on October 1, 2014, and health plans and providers will be required to use ICD-10 codes for such diagnoses and procedures for dates of services on or after such date.
The Health Information Technology for Economic and Clinical Health Act (HITECH) significantly expanded the privacy and security provisions of HIPAA. HITECH imposes additional requirements on uses and disclosures of health information; includes new contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds new federal data breach notification requirements for covered entities and business associates and new reporting requirements to HHS and the Federal Trade Commission and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, we may act, depending on the circumstances, as either a covered entity or a business associate. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.

The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA. These federal laws and state statutes generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third party, and generally require safeguards for the protection of personal information. Neither the GLBA nor HIPAA privacy regulations preempt more stringent state laws and regulations that may apply to us, as discussed below.
ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how our services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the DOL as well as the federal courts. ERISA places controls on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the DOL subject us to additional requirements for claims payment and member appeals under health care plans governed by ERISA.
State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. These states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations that, where implemented by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures expanding the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. The NAIC also established the Risk Management and Own Risk and Solvency Assessment Model Act that by 2015 will require us to conduct additional group solvency assessments, maintain a risk management framework and file additional reports with state insurance regulators. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with Health Reform Legislation, which may affect our operations and our financial results.
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
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, MCO, utilization review (UR), or TPA-related regulations and licensure requirements. These regulations differ from state to state, and may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker, and sales distributions laws and regulations. Our UnitedHealthcare Community & State and certain Optum businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
Guaranty Fund Assessments. Under state guaranty fund laws, certain insurance companies (and HMOs in some states) doing business in those states, including those issuing health, long-term care, life and accident insurance policies, can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business. Assessments generally are based on a formula relating to premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
Pharmacy Regulation. OptumRx’s mail order pharmacies must be licensed as pharmacies in the states in which they are located. Our mail order pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In addition to the laws and regulations in the states where our mail order pharmacies are located, laws and regulations in non-resident states where we deliver pharmaceuticals may also apply, including the requirement to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our mail order pharmacies to follow the laws of the state in which the pharmacies are located, but some states also require us to comply with the laws of that non-resident state when pharmaceuticals are delivered there. Our mail order pharmacies maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires the pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our mail order pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Item 1A, “Risk Factors” for a discussion of the risks related to our PBM businesses.
State Privacy and Security Regulations. A number of states have adopted laws and regulations that may affect our privacy and security practices, for example, state laws that govern the use, disclosure and protection of social security numbers and sensitive health information or that are designed to implement GLBA or protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Additionally, different approaches to state privacy and insurance regulation and varying enforcement philosophies in the different states may materially and adversely affect our ability to standardize our products and services across state lines. See Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy and security regulations.
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
Consumer Protection Laws. Certain of our businesses participate in direct-to-consumer activities and are subject to emerging regulations applicable to on-line communications and other general consumer protection laws and regulations.
Banking Regulation
Optum Bank is subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation, which performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure that the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. Optum Bank is also subject to supervision and regulation by the Utah State Department of Financial Institutions, which carries out annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results from any of these agencies, the bank could be subjected to increased operational expenses and capital requirements, enhanced governmental oversight and monetary penalties.
International Regulation
Certain of our businesses and operations are international in nature and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, tax, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction. We currently operate outside of the United States and may in the future acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our Amil business subjects us to Brazilian laws and regulations affecting the managed care and insurance industries and regulation by Brazilian regulators including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar (ANS), whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act, which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.

COMPETITION
As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, HMOs, TPAs and business services outsourcing companies, health care professionals that have formed networks to contract directly with employers or with CMS, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our UnitedHealthcare businesses, our competitors include Aetna Inc., Cigna Corporation, Health Net, Inc., Humana Inc., Kaiser Permanente, WellPoint, Inc., numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association, and, with respect to our Brazilian operations, several established competitors in Brazil, and other enterprises that serve more limited geographic areas. For our OptumRx businesses, our competitors include CVS Caremark Corporation, Express Scripts, Inc. and Catamaran Corporation. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We compete on the basis of the sales, marketing and pricing of our products and services; product innovation; consumer engagement and satisfaction; the level and quality of products and services; care delivery; network and clinical management capabilities; market share; product distribution systems; efficiency of administration operations; financial strength; and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected. See Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

INTELLECTUAL PROPERTY RIGHTS
We have obtained trademark registration for the UnitedHealth Group, UnitedHealthcare and Optum names and logos. We own registrations for certain of our other trademarks in the United States and abroad. We hold a portfolio of patents and have patent applications pending from time to time. We are not substantially dependent on any single patent or group of related patents.
Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim proprietary interest in the marks and names of others.
EMPLOYEES
As of December 31, 2013, we employed approximately 156,000 individuals.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 12, 2014, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	61	President and Chief Executive Officer
David S. Wichmann	51	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations
Gail K. Boudreaux	53	Executive Vice President of UnitedHealth Group and Chief Executive Officer of UnitedHealthcare
Eric S. Rangen	57	Senior Vice President and Chief Accounting Officer
Larry C. Renfro	60	Executive Vice President of UnitedHealth Group and Chief Executive Officer of Optum
Marianne D. Short	62	Executive Vice President and Chief Legal Officer
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
Ms. Short is Executive Vice President and Chief Legal Officer of UnitedHealth Group and has served in that capacity since January 2013. Prior to joining UnitedHealth Group, Ms. Short served as the Managing Partner at Dorsey & Whitney LLP, an international law firm, from January 2007 to December 2012.
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
ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENTS
The statements, estimates, projections or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” or similar expressions are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Any forward-looking statement speaks only as of the date of this report and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.
The following discussion contains cautionary statements regarding our business that investors and others should consider. We do not undertake to address in future filings or communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.

If we fail to effectively estimate, price for and manage our medical costs, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise approximately 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, Health Reform Legislation established minimum MLRs for certain health plans and authorized HHS to maintain an annual price increase review process for commercial health plans, which could make it more difficult for us to price our products competitively. In addition, our OptumHealth Integrated Care Delivery business negotiates capitation arrangements with commercial third-party payers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. If we fail to accurately predict, price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.
We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies is typically at a fixed rate per individual served for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, natural catastrophes or other large-scale medical emergencies, epidemics, the introduction of new or costly treatments and technology, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2013 medical costs for commercial insured products were 1% higher, without proportionally higher revenues from such products, our annual net earnings for 2013 would have been reduced by approximately $200 million, excluding any offsetting impact from premium rebates.
In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove too low, our results of operations could be materially and adversely affected.
Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our results of operations, financial position and cash flows.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations, and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Some of our UnitedHealthcare and Optum businesses hold or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims, and other laws and regulations governing government contractors and the use of government funds. In addition, under state guaranty fund laws, certain health, life and accident insurance companies and, in certain cases, HMOs can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business in these states, which would expose our business to the risk of insolvency of a competitor in these states.
Certain of our businesses provide products or services to various government agencies. Our relationships with these government agencies are subject to the terms of contracts that we hold with the agencies and to laws and regulations regarding government contracts. Among others, certain laws and regulations restrict or prohibit companies from performing work for government agencies that might be viewed as an actual or potential conflict of interest. These laws may limit our ability to pursue and perform certain types of work, thereby materially and adversely affecting our results of operations, financial position and cash flows.
Certain of our Optum businesses are also subject to regulations, which are distinct from those faced by our insurance and HMO subsidiaries, including, for example, FDA regulations, state telemedicine regulations, debt collection laws, and state corporate practice of medicine doctrines and fee-splitting rules, some of which could impact our relationships with physicians, hospitals and customers. Additionally, we participate in the emerging private exchange markets and it is not yet known to what extent the states will issue new regulations that apply to private exchanges. These risks and uncertainties may materially and adversely affect our ability to market our products and services, or to do so at targeted margins, or may increase the regulatory burdens under which we operate.
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
We must also obtain and maintain regulatory approvals to market many of our products, increase prices for certain regulated products, and complete certain acquisitions and dispositions or integrate certain acquisitions. For example, premium rates for our health insurance and/or managed care products are subject to regulatory review or approval in many states and by the federal government, and a number of states have enhanced (or are proposing to enhance) their rate review processes. Additionally, the final market reform rules released in February 2013 require that we submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. Moreover, geographic and product expansions may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.
Some of our businesses and operations are international in nature and consequently face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. The regulatory environments and associated requirements and uncertainties regarding tax, licensing, tariffs, intellectual property, privacy, data protection, investment, capital (including minimum solvency margin and reserve requirements), management control, labor relations, fraud and corruption present compliance requirements and uncertainties for us that are different from those faced by U.S.-based businesses. We have acquired and may in the future acquire or commence additional businesses based outside of the United States. For example, our acquisition of Amil subjects us to Brazilian laws and regulations affecting the managed care and insurance industries, which vary from comparable U.S. laws and regulations, and to regulation by Brazilian regulators, whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are also subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted margins, which may have a material adverse effect on our business, financial condition and results of operations.
The health care industry is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation, such as the implementation of Health Reform Legislation and associated exchanges. Negative publicity may adversely affect our stock price and damage our reputation in various markets.
Health Reform Legislation could materially and adversely affect the manner in which we conduct business and our results of operations, financial position and cash flows.
Due to its complexity and ongoing implementation, Health Reform Legislation’s impact remains difficult to predict, is not yet fully known and could adversely affect us. For example, if we do not maintain certain minimum MLRs, we are required to rebate ratable portions of our premiums to our customers annually. Beginning in 2014, commercial MLRs will need to factor in the effect of new premium stabilization provisions (risk adjustment, risk corridor and transitional reinsurance) for individual and small group markets. These factors, along with uncertainties in how MLR rules may be amended to address other changes required by Health Reform Legislation, decrease the predictability of medical loss rebates. Some state Medicaid programs are also imposing MLR requirements on Medicaid MCOs, which generally require such plans to rebate ratable portions of their premiums to their state customers if they cannot demonstrate they have met the minimum MLRs. Depending on our calculations of the MLR for each of our plans and the manner in which we adjust our business model in light of these requirements, there could be meaningful disruptions in our market share, results of operations, financial position and cash flows could be materially and adversely affected.
Several states have indicated they may not expand their Medicaid programs based on concerns over the costs of such programs when expanded federal funding is reduced starting in 2017. The extent to which states expand their Medicaid programs, or discontinue current expansion programs, could adversely impact our Medicaid enrollment levels, which could in turn materially and adversely affect our results of operations, financial position and cash flows.
Health Reform Legislation also includes a “maintenance of effort” (MOE) provision that requires states to maintain their eligibility rules for adults covered by Medicaid, until the Secretary of HHS determines that an insurance exchange is operational in a given state, and for children covered by Medicaid or CHIP, through the end of the 2019 federal fiscal year.

States with, or projecting, a budget deficit may apply for an exception to the MOE provision. If states are successful in obtaining MOE waivers and allow certain Medicaid programs to expire, we could experience reduced Medicaid enrollment, which could materially and adversely affect our results of operations, financial position and cash flows.
In addition, Health Reform Legislation requires the establishment of state based health insurance exchanges for individuals and small employers by 2014. The types of exchange participation requirements ultimately enacted by each state, the availability of federal subsidies for premiums and cost-sharing reductions within exchanges, the potential for differential imposition of state benefit mandates inside and outside the exchanges, the operation of reinsurance, risk corridors and risk adjustment mechanisms inside and outside the exchanges and the possibility that certain states may restrict the ability of health plans to continue to offer coverage to individuals and small employers outside of the exchanges could result in disruptions in local health care markets and adversely affect our results of operations, financial position and cash flows.
Health Reform Legislation also includes for 2014 specific reforms for the individual and small group marketplace, including guaranteed availability of coverage, adjusted community rating requirements (which include elimination of health status and gender rating factors), essential health benefit requirements (resulting in benefit changes for many members) and actuarial value requirements resulting in expanded benefits or reduced member cost sharing (or a combination of both) for many policyholders. These changes may lead to significant disruptions in local health care markets, which could materially and adversely affect our results of operations, financial position and cash flows. Further, while risk adjustment will apply to most individual and small group plans in the commercial markets beginning in 2014, the availability of transitional relief makes the full extent of its impact difficult to predict and could further disrupt underlying exchange risk pools, impact pricing and market strategies, and result in adverse consequences to the marketplace. While we have made certain assumptions in our premium rate development relating to projected risk adjustment transfers, actual risk adjustment calculations and transfers could materially differ from our assumptions.
Premium increases or benefit reductions will be necessary to offset Health Reform Legislation’s impact on our medical and operating costs. These premium increases are often subject to state regulatory approval, and the federal government is encouraging states to intensify their reviews of requests for rate increases by commercial health plans and providing funding to assist in those state-level reviews. If we are not able to secure approval for adequate premium increases to offset increases in our cost structure or if consumers forego coverage as a result of such premium increases, our margins, results of operations, financial position and cash flows could be materially and adversely affected. In addition, plans deemed to have a history of “unreasonable” rate increases may be prohibited from participating in the state-based exchanges that become active under Health Reform Legislation in 2014.
Our results of operations, financial position and cash flows could be materially and adversely affected if fewer individuals gain coverage under Health Reform Legislation than we expect, if we are unable to attract these new individuals to our UnitedHealthcare offerings, or if the demand for Health Reform Legislation related products and capabilities offered by our Optum businesses is less than anticipated.
As a result of our participation in various government health care programs, both as a payer and as a service provider to payers, we are exposed to additional risks associated with program funding, enrollments, payment adjustments, audits and government investigations that could materially and adversely affect our business, results of operations, financial position and cash flows.
We participate in various federal, state and local government health care coverage programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs, CHIP and our TRICARE West Region contract with the DoD, and receive substantial revenues from these programs. We also provide services to payers through our Optum businesses. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies, or, as is a typical feature of many government contracts, termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows.
The government health care programs in which we participate generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks and additional cuts to Medicare Advantage benchmarks are expected in the next few years. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. For 2014, CMS has asked plans to submit additional information indicating whether or not medical conditions were diagnosed in a clinical setting. CMS has indicated that it will publish further guidance on the treatment of risk adjustment data in early 2015, including with respect to diagnoses made during “risk assessments,” that may change the way in which Medicare Advantage payments are determined. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit.
Under the Medicaid Managed Care program, state Medicaid agencies are periodically required by federal law to seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid Managed Care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions are materially incorrect, either as a result of unforeseen changes to the Medicare program or other programs on which we bid, or our competitors submit bids at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of Health Reform Legislation, CMS has a system that provides various quality bonus payments to plans that meet certain quality star ratings at the local plan level. In addition, under Health Reform Legislation, Congress authorized CMS and the states to implement MME managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Health plan participation in these demonstration programs is subject to CMS approval of specified care delivery models and the satisfaction of conditions to participation, including meeting certain performance requirements. Any changes in standards or care delivery models that apply to government health care programs, including Medicare, Medicaid and the MME demonstration programs for dually eligible beneficiaries, or our inability to improve our quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
CMS uses various payment mechanisms to allocate funding for Medicare programs, including adjusting monthly capitation payments to Medicare Advantage plans and Medicare Part D plans according to the predicted health status of each beneficiary as supported by data from health care providers for Medicare Advantage plans, as well as, for Medicare Part D plans, risk-sharing provisions based on a comparison of costs predicted in our annual bids to actual prescription drug costs. Some state Medicaid programs utilize a similar process. For example, our UnitedHealthcare Medicare & Retirement and UnitedHealthcare Community & State businesses submit information relating to the health status of enrollees to CMS or state agencies for purposes of determining the amount of certain payments to us. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (RADV) audits of selected Medicare health plans to validate the coding practices of and supporting documentation maintained by health care providers, and certain of our local plans have been selected for audit. Such audits have in the past resulted and could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS. In February 2012, CMS published a final RADV audit and payment adjustment methodology. The methodology contains provisions allowing retroactive contract level payment adjustments for the year audited, beginning with 2011 payments, using an extrapolation of the “error rate” identified in audit samples and, for Medicare Advantage plans, after considering a fee-for-service “error rate” adjuster that will be used in determining the payment adjustment. Depending on the error rate found in those audits, if any, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.
We have been and may in the future become involved in routine, regular, and special governmental investigations, audits, reviews and assessments. Certain of our businesses have been reviewed or are currently under review, including for, among other matters, compliance with coding and other requirements under the Medicare risk-adjustment model. Such investigations, audits or reviews sometimes arise out of or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business. While we have prepared for the transition to ICD-10 as a HIPAA-regulated entity, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2014, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner.
Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.
HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and as a result, they collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities and expand it to include business associates. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.
Through our Optum businesses, including our Optum Labs business, we maintain a database of administrative and clinical data that is statistically de-identified in accordance with HIPAA standards. Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, loss of existing or new customers, significant increases in the cost of managing and remediating privacy or security incidents, and material fines, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.
Our businesses providing PBM services face regulatory and other risks and uncertainties associated with the PBM industry that may differ from the risks of our business of providing managed care and health insurance products.
We provide PBM services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. OptumRx also conducts business as a mail order pharmacy and specialty pharmacy, which subjects it to extensive federal, state and local laws and regulations. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.
Our PBM businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, and could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions at any of our mail order or specialty pharmacies due to an accident or an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.
In addition, our PBM businesses provide services to sponsors of health benefit plans that are subject to ERISA. The DOL, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by our PBM businesses even where our PBM businesses are not contractually obligated to assume fiduciary obligations. In the event a court were to determine that fiduciary obligations apply to our PBM businesses in connection with services for which our PBM businesses are not contractually obligated to assume fiduciary obligations, we could be subject to claims for breaches of fiduciary obligations or claims that we entered into certain prohibited transactions.

If we fail to compete effectively to maintain or increase our market share, including maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected.
Our businesses compete throughout the United States and face significant competition in all of the geographic markets in which we operate. In particular markets, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; or other factors that give such competitors a competitive advantage. In addition, our competitive position may be adversely affected by significant merger and acquisition activity that has occurred in the industries in which we operate, both among our competitors and suppliers (including hospitals, physician groups and other care professionals). Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals, and other health care providers, our business could be materially and adversely affected.
We contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other health care providers for services. Our results of operations and prospects are substantially dependent on our continued ability to contract for these services at competitive prices. Any failure to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes that may be costly, distract managements’ attention and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
We have capitation arrangements with some physicians, hospitals and other health care providers. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with whom we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
Some providers that render services to our members do not have contracts with us. In those cases, we do not have a pre-established understanding about the amount of compensation that is due to the provider for services rendered to our members. In some states, the amount of compensation due to these out-of-network providers is defined by law or regulation, but in most instances, the amount is either not defined or is established by a standard that does not clearly specify dollar terms. In some instances, providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover from our members the difference between what we have paid them and the amount they charged us.
The success of certain businesses, including OptumHealth Integrated Care Delivery and Amil, depend on maintaining satisfactory physician relationships. The primary care physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. There is and will likely be heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with primary care physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with health insurance and HMO competitors of UnitedHealthcare. Our business could suffer if our affiliated physician organizations fail to maintain relationships with these health insurance or HMO companies, or to adequately price their contracts with these third party payers.
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
Because of the nature of our business, we are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include claims related to health care benefits coverage and payment (including disputes with enrollees, customers, and contracted and non-contracted physicians, hospitals and other health care professionals), tort (including claims related to the delivery of health care services, such as medical malpractice by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we periodically acquire businesses or commence operations in jurisdictions outside of the United States, where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
We cannot predict the outcome of significant legal actions in which we are involved and are incurring expenses in resolving these matters. The legal actions we face or may face in the future could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. In addition, certain legal actions could result in adverse publicity, which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in select markets and businesses.
Any failure by us to manage successfully our strategic alliances or complete, manage or integrate acquisitions and other significant strategic transactions or relationships could materially and adversely affect our business, prospects, results of operations, financial position and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, if we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows. For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations, including our internal control environment, which may present challenges that are different from those presented by organic growth and that may be difficult for us to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.

As we continue to expand our business outside the United States, acquired non-U.S. businesses, such as Amil, will present challenges that are different from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, business, labor and cultural practices and regulatory environments that are different from those with which we are familiar in our U.S. operations. Adapting to these challenges could require us to devote significant senior management and other resources to the acquired businesses before we realize anticipated benefits or synergies from the acquired businesses. These challenges vary widely by country and may include political instability, government intervention, discriminatory regulation, and currency exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate or converting local currencies that we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
Foreign currency exchange rates and fluctuations may have an impact on our shareholders’ equity from period to period, which could adversely affect our debt to debt-plus-equity ratio, and our future revenues, costs and cash flows from international operations. Any measures we may implement to reduce the effect of volatile currencies may be costly or ineffective.
Our sales performance will suffer if we do not adequately attract, retain and provide support to a network of independent producers and consultants.
Our products and services are sold in part through independent producers and consultants who assist in the sales and servicing of our business. We typically do not have long-term contracts with our producers and consultants, who generally do not provide services to us exclusively, but instead typically also market health care products and services of our competitors. As a result, we must compete intensely for their services and allegiance. Our sales would be materially and adversely affected if we were unable to attract or retain independent producers and consultants or if we do not adequately provide support, training and education to them regarding our product portfolio, or if our sales strategy is not appropriately aligned across distribution channels.
Producer commissions will be under the same cost reduction pressures as other administrative costs. For example, such commissions are included as administrative expenses under MLR requirements of Health Reform Legislation and, therefore, are not included in the minimum MLR calculation. Our relationships with producers could be materially and adversely impacted by changes in our business practices and the nature of our relationships to address these pressures, including potential reductions in commissions.
A number of investigations have been conducted regarding the marketing practices of producers selling health care products and the payments they receive. These have resulted in enforcement actions against companies in our industry and producers marketing and selling those companies’ products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans, which could materially and adversely impact our ability to market our products.
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
During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to apply to payments already negotiated and/or received from the government and could materially and adversely affect our results of operations, financial position and cash flows. In addition, state and federal budgetary pressures could cause the affected governments to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Any of these developments or actions could materially and adversely affect our results of operations, financial position and cash flows.
A prolonged unfavorable economic environment also could adversely impact the financial position of hospitals and other care providers, which could materially and adversely affect our contracted rates with these parties and increase our medical costs or materially and adversely affect their ability to purchase our service offerings. Further, unfavorable economic conditions could adversely impact the customers of our Optum businesses, including health plans, HMOs, hospitals, care providers, employers and others, which could, in turn, materially and adversely affect Optum’s financial results.

Our investment portfolio may suffer losses, which could materially and adversely affect our results of operations, financial position and cash flows.
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which comprise the vast majority of the fair value of our investments as of December 31, 2013. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income, and the continuation of the current low interest rate environment could further adversely affect our investment income. In addition, a delay in payment of principal and/or interest by issuers, or defaults by issuers (primarily from investments in corporate and municipal bonds), could reduce our net investment income and require us to write down the value of our investments, which could materially and adversely affect our profitability and shareholders’ equity.
There can be no assurance that our investments will produce total positive returns or that we will not sell investments at prices that are less than their carrying values. Changes in the value of our investment assets, as a result of interest rate fluctuations, changes in issuer financial conditions, illiquidity or otherwise, could have an adverse effect on our shareholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, such an action could have a material adverse effect on our results of operations and the capital position of regulated subsidiaries.
If the value of our intangible assets is materially impaired, our results of operations, shareholders’ equity and credit ratings could be materially and adversely affected.
Goodwill and other intangible assets were $35.4 billion as of December 31, 2013, representing 43% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. For example, the manner in or the extent to which Health Reform Legislation is implemented may impact our ability to maintain the value of our goodwill and other intangible assets in our business. Similarly, the value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, adversely impact our credit ratings and potentially impact our compliance with the covenants in our bank credit facilities.
If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our ability to price adequately our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to report accurately our results of operations depends on the integrity of the data in our information systems. As a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we periodically consolidate, integrate, upgrade and expand our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and changing customer patterns. If the information we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, experience problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, become subject to regulatory sanctions or penalties, incur increases in operating expenses or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
Certain of our businesses sell and install hardware and software products that may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. Connectivity among competing technologies is becoming increasingly important in the health care industry. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.

Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to the health information technology market may present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences if we sustain cyber-attacks or other privacy or data security incidents, that result in security breaches that disrupt our operations or result in the unintended dissemination of sensitive personal information or proprietary or confidential information.
We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our facilities may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human errors; or other similar events that could negatively affect our systems and our and our customer’s data.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us or our customers or other third-parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
If we are not able to protect our proprietary rights to our databases, software and related products, our ability to market our knowledge and information-related businesses could be hindered and our results of operations, financial position and cash flows could be materially and adversely affected.
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
Our ability to obtain funds from some of our subsidiaries is restricted and if we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position and cash flow could be materially and adversely affected.
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from some of our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities outside the United States such as the ANS in Brazil. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated by the applicable subsidiary. A significant increase in premium volume will require additional capitalization from us. In most states, we are required to seek prior approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment cycle, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position, and cash flow could be materially and adversely affected.
Any downgrades in our credit ratings could adversely affect our business, financial condition and results of operations.
Claims paying ability, financial strength, and credit ratings by Nationally Recognized Statistical Rating Organizations are important factors in establishing the competitive position of insurance companies. Ratings information is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. Our credit ratings impact both the cost and availability of future borrowings. Each of the credit rating agencies reviews its ratings periodically. Our ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to policyholders. There can be no assurance that our current credit ratings will be maintained in the future. Downgrades in our credit ratings, should they occur, could materially increase our costs of or ability to access funds in the debt and capital markets and otherwise materially increase our operating costs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
To support our business operations in the United States and other countries we own and lease real properties. Our various reportable segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Litigation Matters” and “Governmental Investigations, Audits and Reviews” in Note 12 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 31, 2014, there were 14,575 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE and cash dividends declared were as follows:

	High	Low	Cash Dividends Declared
2013
First quarter	$58.26	$51.36	$0.2125
Second quarter	$66.19	$57.01	$0.2800
Third quarter	$75.88	$64.65	$0.2800
Fourth quarter	$75.54	$66.72	$0.2800

2012
First quarter	$59.43	$49.82	$0.1625
Second quarter	$60.75	$53.78	$0.2125
Third quarter	$59.31	$50.32	$0.2125
Fourth quarter	$58.29	$51.09	$0.2125
DIVIDEND POLICY
In June 2013, our Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Since June 2012, we had paid an annual cash dividend of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2013

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
October 31, 2013	1	$68	1	94
November 30, 2013	—	—	—	94
December 31, 2013	11	71	11	83
Total	12	$71	12

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2013, the Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock in open market purchases or other types of transactions (including structured repurchase programs). There is no established expiration date for the program.

PERFORMANCE GRAPHS
The following two performance graphs compare our total return to shareholders with the returns of indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”) for the five-year period ended December 31, 2013. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2013. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2008 in our common stock and in each index, and that dividends were reinvested when paid.

Fortune 50 Group
The Fortune 50 Group consists of the following companies: American International Group, Inc., Berkshire Hathaway Inc., Cardinal Health, Inc., Citigroup Inc., General Electric Company, International Business Machines Corporation and Johnson & Johnson. Although there are differences among the companies in terms of size and industry, like UnitedHealth Group, all of these companies are large multi-segment companies using a well-defined operating model in one or more broad sectors of the economy.

	12/08	12/09	12/10	12/11	12/12	12/13
UnitedHealth Group	$100.00	$114.75	$137.58	$195.62	$212.42	$299.58
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Fortune 50 Group	100.00	111.82	132.11	132.08	156.49	200.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group
The companies included in our peer group are Aetna Inc., Cigna Corporation, Humana Inc. and WellPoint, Inc. We believe that this peer group reflects publicly traded peers to our UnitedHealthcare businesses.

	12/08	12/09	12/10	12/11	12/12	12/13
UnitedHealth Group	$100.00	$114.75	$137.58	$195.62	$212.42	$299.58
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	134.91	137.44	178.55	180.35	280.25
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2013	2012 (a)	2011	2010	2009
Consolidated operating results
Revenues	$122,489	$110,618	$101,862	$94,155	$87,138
Earnings from operations	9,623	9,254	8,464	7,864	6,359
Net earnings attributable to UnitedHealth Group common shareholders	5,625	5,526	5,142	4,634	3,822
Return on equity (b)	17.7%	18.7%	18.9%	18.7%	17.3%
Basic earnings per share attributable to UnitedHealth Group common shareholders	$5.59	$5.38	$4.81	$4.14	$3.27
Diluted earnings per share attributable to UnitedHealth Group common shareholders	5.50	5.28	4.73	4.10	3.24
Cash dividends declared per common share	1.0525	0.8000	0.6125	0.4050	0.0300

Consolidated cash flows from (used for)
Operating activities	$6,991	$7,155	$6,968	$6,273	$5,625
Investing activities	(3,089)	(8,649)	(4,172)	(5,339)	(976)
Financing activities	(4,946)	471	(2,490)	(1,611)	(2,275)

Consolidated financial condition
(as of December 31)
Cash and investments	$28,818	$29,148	$28,172	$25,902	$24,350
Total assets	81,882	80,885	67,889	63,063	59,045
Total commercial paper and long-term debt	16,860	16,754	11,638	11,142	11,173
Redeemable noncontrolling interests	1,175	2,121	—	—	—
Shareholders’ equity	32,149	31,178	28,292	25,825	23,606
Debt to debt-plus-equity ratio	34.4%	35.0%	29.1%	30.1%	32.1%

(a)	Includes the effects of the October 2012 Amil acquisition and related debt and equity issuances.

(b)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters of the year presented.

Financial Highlights should be read with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto. Readers are cautioned that the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below in this Item 7 and in Item 1A, “Risk Factors.”
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
Further information on our business and reportable segments is presented in Item 1, “Business” and in Note 13 to the Consolidated Financial Statements in Item 8, “Financial Statements.”
2014 Business Realignment. On January 1, 2014, we realigned certain of our businesses to respond to changes in the markets we serve and the opportunities that are emerging as the health system evolves. Our Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, will be included in OptumInsight’s results of operations. Our periodic filings with the SEC beginning with our first quarter 2014 Form 10-Q will include historical segment results restated to reflect the effect of this realignment and will continue to present the same four reportable segments (UnitedHealthcare, OptumHealth, OptumInsight and OptumRx).
Business Trends
Our businesses participate in the U.S., Brazilian and certain other international health economies. In the United States, health care spending comprises approximately 18% of gross domestic product and has grown consistently for many years. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, including enacted health care reforms in the United States, which could also impact our results of operations.
Pricing Trends. We seek to price our health care benefit products consistent with anticipated underlying medical trends, while balancing growth, margins, and competitive dynamics (such as product positioning and price competitiveness) and legislative and regulatory changes such as cost increases for the industry fees and tax provisions of Health Reform Legislation. We continue to expect premium rates to be under pressure from ongoing market competition in commercial products and from government payment rates. Aggregating UnitedHealthcare’s businesses, and before giving effect to Health Reform Legislation taxes, we believe the medical care ratio will rise over time as we continue to grow in the senior and public markets and participate in the emerging public health benefit exchange market.
In response to Health Reform Legislation, HHS established a review threshold of annual commercial premium rate increases generally at or above 10% and enacted a new rule requiring the production of information for any proposed rate increase. HHS review does not supersede existing state review and approval procedures. We have experienced regulatory challenges to appropriate premium rate increases in several states, including California and New York. The competitive forces common in our markets do not support unjustifiable rate increases. Further, our rates and rate filings are developed using methods consistent with the standards of actuarial practices and we endeavor to sustain a commercial medical care ratio in a stable range for an equivalent mix of business. We have requested and received rate increases above 10% in a number of markets due to the combination of medical cost trends and the incremental costs of health care reform. We expect commercial pricing to continue to be highly competitive. The intensity of pricing competition depends on local market conditions and competitive dynamics. Overall, the industry has experienced lower medical costs trends due to moderated utilization, which has impacted pricing trends. Conversely, carriers are generally reflecting the 2014 Health Reform Legislation industry fees in their pricing. In some markets, competitors have adjusted their pricing to reflect recent medical cost trend experience as well as the implication of rate review rules and new benefit changes from Health Reform Legislation. In other areas we are seeing greater price competition due to pricing adjustments and other varied approaches used by competitors.
The Medicare Advantage rate structure is changing and funding has been cut in recent years, with additional reductions to take effect in 2014 and 2015, as discussed below in “Regulatory Trends and Uncertainties.” We expect these factors to result in year-over-year pressure on gross margin percentages for our Medicare business during 2014.
States are struggling to balance budget pressures with increases in their Medicaid expenditures. During 2013, rate changes for some Medicaid programs were slightly negative year-over-year. In general, we expect continued pressure on net margin percentages due to the Medicaid reimbursement rate environment, which we expect will remain tight due to the potential non-collectability of the insurer fee primarily related to Medicare Dual SNP programs and Medicaid. We continue to work with our state customers to advocate for actuarially sound rates that are commensurate with our medical cost trends, including fees and related taxes, and to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts.
Medical Cost Trends. We expect our 2014 commercial medical cost trend to be in the range of 6.0% plus or minus 50 basis points, compared to approximately 5% in 2013. In 2014, we expect relatively consistent unit cost and utilization trends compared to 2013, before taking into account reform impacts. The impact of Health Reform Legislation and mandates is expected to pressure 2014 medical cost trends. Driving the increases are mandated essential health benefits and limits on out-of-pocket maximums. Consistent with recent years, our 2014 trend is expected to be driven primarily by continued unit cost pressure from health care providers. We expect 2014 pharmacy trends to be consistent with 2013. The primary drivers of prescription drug trends continue to be unit cost pressure on brand name drugs and a shift towards expensive new specialty drugs. In recent years, the recent weak economic environment combined with our medical cost management strategies has had a favorable impact on utilization trends. We believe the expected stability in the utilization trends in 2014 is influenced by our medical management strategies, our continued focus on value-based contracting arrangements and greater consumer engagement.
Delivery System and Payment Modernization. The health care market is changing based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care for people, improve the health of populations and reduce costs. The focus on delivery system modernization and payment reform is critical and the alignment of incentives between key constituents remains an important theme.
Through expansion of our existing programs and the creation of new programs, we are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2013, more than 2 million people we serve were directly aligned through the most progressive of these arrangements, including full risk, shared risk and bundled episode of care payment approaches.
This trend is also creating needs for health management services that can coordinate care around the primary care physician, including new primary care channels, and for investment in new clinical and administrative information and management systems, providing growth opportunities for our Optum business platform.
Government Reliance on Private Sector. The government, as a benefit sponsor, has been increasingly relying on private sector programs. We expect this trend to continue as we believe the private sector provides a more flexible, better managed, higher quality health care experience than do traditional passive indemnity programs typically used in governmental benefit programs.

Many states are expanding their interest in managed care with particular emphasis on consumers who have complex and expensive health care needs. Medicaid managed care is increasingly viewed as an effective method to improve quality and manage costs. For example, there are nearly 10 million dually eligible beneficiaries who typically have complex conditions, with costs of care that are far higher than those of a typical Medicare or Medicaid beneficiary. Similarly, a small but complex group of nearly 4 million individuals who qualify for additional benefits under LTC programs represent only 6% of the total Medicaid population yet account for more than 30% of total Medicaid expenditures. The long-term care market represents a portion of the more than 15 million ABD Americans. While these individuals’ health needs are more complex and more costly, they have primarily been historically served in unmanaged environments. These markets provide UnitedHealthcare and Optum with an opportunity to work with governments to improve the health status of these populations through coordination of care. As of December 31, 2013, UnitedHealthcare served more than 275,000 people in legacy dually eligible programs through Medicare Advantage and SNPs. In the first half of 2014, UnitedHealthcare Community & State will help implement Integrated MME program awards in three states.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of Health Reform Legislation and other regulatory items; for additional information regarding Health Reform Legislation and regulatory trends and uncertainties, see Item 1, “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage payment benchmarks have been cut over the last several years, including 2013, with additional funding reductions to be phased-in through 2017. Additionally, Congress passed the Budget Control Act of 2011, which as amended by the American Taxpayer Relief Act of 2012, triggered automatic across-the-board budget cuts (known as sequestration), including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. The CMS final notice of 2014 Medicare Advantage benchmark rates and payment policies includes significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described previously. These reductions and Health Reform Legislation insurance industry tax described below result in revenue reductions and incremental assessments totaling more than 4% in 2014, against a typical industry forward medical cost trend outlook of 3%. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. Compared to 2013, and prior to any efforts to mitigate these funding reductions, we estimate that the net impact on our 2014 consolidated after-tax earnings will be approximately $0.9 billion. These factors affected our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in 2014. Further, beginning in 2014, Medicare Advantage and Medicare Part D plans will be required to have minimum MLRs of 85%. We do not believe the minimum MLR standard will have a material impact on our earnings. CMS is expected to release the proposed 2015 Medicare Advantage Rates on February 21, 2014. We expect sustained Medicare Advantage rate pressures in 2015 due to the continuing effect of the factors described above.
Health Reform Legislation directed HHS to establish a program to reward high-quality Medicare Advantage plans beginning in 2012. Accordingly, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on a plan’s star rating. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s revenue. The current expanded stars bonus program that pays bonuses to qualifying plans rated 3 stars or higher is set to expire after 2014. In 2015, quality bonus payments will only be paid to 4 and 5 star plans. For the 2014 payment year, approximately 57% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 9% are enrolled in plans that will be rated 4 stars or higher. For the 2015 payment year, based on scoring released by CMS in October 2013, approximately 70% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 24% are enrolled in plans that will be rated 4 stars or higher.
The ongoing reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we can make and are making to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase member premiums over and above the monthly payments we receive from the government, and decide on a county-by-county basis where we will offer Medicare Advantage plans. The depth of the underfunding of these benefits has caused us to exit certain plans and market areas for 2014 in which we served approximately 150,000 Medicare Advantage beneficiaries in 2013. In other markets, we may experience some reduction in membership in the plans with the greatest benefit cuts, but expect stable or growing membership in our strongest markets. We are dedicating substantial resources to improving our quality scores and star ratings to improve the performance and sustainability of our local market programs for 2016 and beyond.
In the longer term, we also may be able to mitigate some of the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. As Medicare Advantage reimbursement changes, other products may become relatively more attractive to Medicare beneficiaries increasing the demand for other senior health benefits products such as our Medicare Supplement and Medicare Part D insurance offerings.
Industry Fees and Taxes. Health Reform Legislation includes an annual, non-deductible insurance industry tax to be levied proportionally across the insurance industry for risk-based products, beginning January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated to each market participant based on the ratio of the entity’s net premiums written during the preceding calendar year to the total health insurance industry’s net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be expensed ratably throughout 2014 and our first payment will be made in September 2014.
With the introduction of state health insurance exchanges and other significant market reforms in the individual and small group markets in 2014, Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs encompass: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements, $25 billion over a three-year period beginning in 2014 of which $20 billion, subject to increases based on state decisions, will fund the reinsurance pool and $5 billion will fund the U.S. Treasury (Reinsurance Program). While funding for the Reinsurance Program will come from all commercial lines of business, only non-grandfathered, market reform compliant individual business will be eligible for reinsurance recoveries.
We expect our share of the industry fee to be approximately $1.3 billion to $1.4 billion in 2014. We estimate a significant increase of approximately 500 basis points in our 2014 effective income tax rate because this fee is not deductible. We estimate that the 2014 effect on earnings from operations due to our tax deductible contributions to the Reinsurance Program will be approximately $0.5 billion in 2014, payable in 2015. We do not expect material payments or receipts related to the temporary risk corridors program, permanent risk adjustment program or reinsurance recoveries in 2014. Our 2014 results of operations will include estimates related to these fees and programs. To the extent possible, we include the reform fees and related tax impacts in our pricing, which is expected to result in $1.4 billion to $1.6 billion of additional premium in 2014. Since the industry fee will be included in operating costs, we expect our medical care ratio to decrease in 2014 compared to historical results; the industry fee cost will be factored in, however, when calculating minimum MLR rebates.
Exchanges and Coverage Expansion. Across markets, we and our competitors are adapting product, network and marketing strategies to anticipate new distribution or expanding distribution channels including public exchanges, private exchanges and off exchange purchasing. Effective in 2014, states may create their own public exchange, enter a partnership exchange or rely on the federally facilitated exchange for individuals and small employers, with enrollment processes that commenced in October 2013. Exchanges create new market dynamics that could impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, over time certain employers may no longer offer health benefits to their employees and some employers purchasing full risk products could convert to self-funded programs. Our level of participation in public exchanges has been and will continue to be determined on a state-by-state basis. Each state is evaluated based on factors such as growth opportunities, our current local presence, our competitive positioning, our ability to honor our commitments to our local customers and members and the regulatory environment. In 2014, we are participating in 13 exchanges in 10 states and the District of Columbia, including four individual and nine SHOP exchanges.
Health Reform Legislation and related U.S. Supreme Court ruling also provide for optional expanded Medicaid coverage effective in January 2014. These measures remain subject to implementation at the state level, with varying levels of state adoption planned for January 1, 2014. We participate in programs in 24 states and the District of Columbia, and of these, more than half have opted to expand Medicaid.
Individual & Small Group Market Reforms. Health Reform Legislation includes several provisions, for most individual and small group plans with plan years beginning on January 1, 2014, that are expected to alter the individual and small group marketplace, including, among other matters: (1) adjusted community rating requirements, which will change how individual and small group plans are priced in many states; (2) essential health benefit requirements, which will result in benefit changes for many individual and small group policyholders; (3) actuarial value requirements, which will significantly impact benefit designs in the individual market, such as member cost sharing requirements; and (4) guaranteed issue requirements, which will require carriers to provide coverage to any qualified group or individual. These changes have resulted in significant benefit design and pricing changes for a substantial portion of the fully insured individual and small group markets. In 2014, we expect a decrease in individual membership due to a reduction in the number of states in which we will offer policies to new customers.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages and per share data)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Revenues:
Premiums	$109,557	$99,728	$91,983	$9,829	10%	$7,745	8%
Services	8,997	7,437	6,613	1,560	21	824	12
Products	3,190	2,773	2,612	417	15	161	6
Investment and other income	745	680	654	65	10	26	4
Total revenues	122,489	110,618	101,862	11,871	11	8,756	9
Operating costs:
Medical costs	89,290	80,226	74,332	9,064	11	5,894	8
Operating costs	19,362	17,306	15,557	2,056	12	1,749	11
Cost of products sold	2,839	2,523	2,385	316	13	138	6
Depreciation and amortization	1,375	1,309	1,124	66	5	185	16
Total operating costs	112,866	101,364	93,398	11,502	11	7,966	9
Earnings from operations	9,623	9,254	8,464	369	4	790	9
Interest expense	(708)	(632)	(505)	76	12	127	25
Earnings before income taxes	8,915	8,622	7,959	293	3	663	8
Provision for income taxes	(3,242)	(3,096)	(2,817)	146	5	279	10
Net earnings	5,673	5,526	5,142	147	3	384	7
Earnings attributable to noncontrolling interests	(48)	—	—	48	—	—	nm
Net earnings attributable to UnitedHealth Group common shareholders	$5,625	$5,526	$5,142	$99	2%	$384	7%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.50	$5.28	$4.73	$0.22	4%	$0.55	12%
Medical care ratio (a)	81.5%	80.4%	80.8%	1.1%		(0.4)%
Operating cost ratio	15.8	15.6	15.3	0.2		0.3
Operating margin	7.9	8.4	8.3	(0.5)		0.1
Tax rate	36.4	35.9	35.4	0.5		0.5
Net margin	4.6	5.0	5.0	(0.4)		—
Return on equity (b)	17.7%	18.7%	18.9%	(1.0)%		(0.2)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of the four quarters in the year presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select 2013 year-over-year operating comparisons to 2012 and other 2013 significant items.

•	Consolidated revenues increased by 11%, UnitedHealthcare revenues increased by 10% and Optum revenues grew by 26%.

•	Earnings from operations increased by 4%, including a decrease of 6% at UnitedHealthcare and an increase of 61% at Optum.

•
UnitedHealthcare medical enrollment grew organically by 4.5 million people, including 2.9 million military beneficiaries through the TRICARE contract. Medicare Part D stand-alone membership grew by 725,000 people.

•	OptumRx completed the insourcing of pharmacy services for 12 million new and migrating customers served by UnitedHealthcare.

•	The consolidated medical care ratio of 81.5% increased 110 basis points.

•	As of December 31, 2013, there was $1.0 billion of cash available for general corporate use and 2013 cash flows from operations were $7.0 billion.

2013 RESULTS OF OPERATIONS COMPARED TO 2012 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues during 2013 were primarily driven by the full year effect of 2012 acquisitions, including Amil, growth in the number of individuals served through benefit products and overall organic growth in each of Optum’s major businesses. The revenue impact of these factors was partially offset by the reduction in Medicare Advantage rates. Also offsetting the revenue increase was the first quarter conversion of a large fully-insured commercial customer from a risk-based to a fee-based arrangement affecting 1.1 million members. While this conversion reduced our full-year 2013 consolidated revenues by $2.3 billion, the impact to earnings from operations and cash flows was negligible.
Medical Costs and Medical Care Ratio
Medical costs during 2013 increased due to risk-based membership growth in our international and public and senior markets businesses, partially offset by the funding conversion of the large client discussed above. The year-over-year medical care ratio increased primarily due to funding reductions for Medicare Advantage products, changes in business mix favoring governmental benefit programs, and reduced levels of favorable medical cost reserve development for the year ended December 31, 2013 of $680 million, compared to $860 million for the year ended December 31, 2012.
Operating Costs
The increase in our operating costs during 2013 was due to business growth, including an increase in fee-based benefits and fee-based service revenues and a greater mix of international business, which carry comparatively higher operating costs, partially offset by our ongoing cost containment efforts.
The following table presents reportable segment financial information:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Revenues
UnitedHealthcare	$113,829	$103,419	$95,336	$10,410	10%	$8,083	8%
OptumHealth	9,855	8,147	6,704	1,708	21	1,443	22
OptumInsight	3,174	2,882	2,671	292	10	211	8
OptumRx	24,006	18,359	19,278	5,647	31	(919)	(5)
Total Optum	37,035	29,388	28,653	7,647	26	735	3
Eliminations	(28,375)	(22,189)	(22,127)	6,186	28	62	—
Consolidated revenues	$122,489	$110,618	$101,862	$11,871	11%	$8,756	9%
Earnings from operations
UnitedHealthcare	$7,309	$7,815	$7,203	$(506)	(6)%	$612	8%
OptumHealth	976	561	423	415	74	138	33
OptumInsight	603	485	381	118	24	104	27
OptumRx	735	393	457	342	87	(64)	(14)
Total Optum	2,314	1,439	1,261	875	61	178	14
Consolidated earnings from operations	$9,623	$9,254	$8,464	$369	4%	$790	9%
Operating margin
UnitedHealthcare	6.4%	7.6%	7.6%	(1.2)%		—%
OptumHealth	9.9	6.9	6.3	3.0		0.6
OptumInsight	19.0	16.8	14.3	2.2		2.5
OptumRx	3.1	2.1	2.4	1.0		(0.3)
Total Optum	6.2	4.9	4.4	1.3		0.5
Consolidated operating margin	7.9%	8.4%	8.3%	(0.5)%		0.1%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
UnitedHealthcare Employer & Individual	$44,951	$46,596	$45,404	$(1,645)	(4)%	$1,192	3%
UnitedHealthcare Medicare & Retirement	44,225	39,257	34,933	4,968	13	4,324	12
UnitedHealthcare Community & State	18,268	16,422	14,954	1,846	11	1,468	10
UnitedHealthcare International	6,385	1,144	45	5,241	nm	1,099	nm
Total UnitedHealthcare revenue	$113,829	$103,419	$95,336	$10,410	10%	$8,083	8%
nm= not meaningful
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Increase/(Decrease)		Increase/(Decrease)
(in thousands, except percentages)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Commercial risk-based	8,185	9,340	9,550	(1,155)	(12)%	(210)	(2)%
Commercial fee-based	19,055	17,585	16,320	1,470	8	1,265	8
Commercial fee-based TRICARE	2,920	—	—	2,920	nm	—	nm
Total commercial	30,160	26,925	25,870	3,235	12	1,055	4
Medicare Advantage	2,990	2,565	2,165	425	17	400	18
Medicaid	4,035	3,830	3,600	205	5	230	6
Medicare Supplement (Standardized)	3,455	3,180	2,935	275	9	245	8
Total public and senior	10,480	9,575	8,700	905	9	875	10
International	4,805	4,425	—	380	9	4,425	nm
Total UnitedHealthcare - medical	45,445	40,925	34,570	4,520	11%	6,355	18%
Supplemental Data:
Medicare Part D stand-alone	4,950	4,225	4,855	725	17%	(630)	(13)%
nm= not meaningful
The number of people served under commercial risk-based arrangements decreased in 2013 primarily due to the conversion of 1.1 million risk-based consumers of a large public sector client to a fee-based arrangement. The number of individuals in commercial fee-based arrangements increased due to this conversion as well as new business awards and strong customer retention. On April 1, 2013, UnitedHealthcare Military & Veterans began service under the TRICARE West Region Managed Care Support Contract. This administrative services contract for health care operations added 2.9 million people and includes a transition period and five one-year renewals at the government’s option. Medicare Advantage participation increased due to solid execution in product design, marketing and local engagement, which drove sales growth. Medicaid growth was due to a combination of winning new state accounts and growth within existing state customers, partially offset by the first quarter 2013 divestiture of our Medicaid business in South Carolina and a fourth quarter 2012 market withdrawal from one product in Wisconsin, which combined affected 235,000 Medicaid beneficiaries. Medicare Supplement growth reflected strong customer retention and new sales. In our Medicare Part D stand-alone business, the number of people served increased primarily as a result of new product introductions and strong customer retention in the market. International represents commercial customers in Brazil added in the fourth quarter of 2012 as a result of the Amil acquisition, and subsequent organic growth.
UnitedHealthcare’s revenue growth in 2013 was primarily attributable to the impact of 2012 acquisitions and the growth in the number of individuals served. The effect of these factors was partially offset by the government funding reductions described previously and the customer funding conversion discussed above.
UnitedHealthcare’s earnings from operations and operating margins in 2013 decreased compared to the prior year as operating margins were pressured by the funding reductions that decreased revenues and by decreased levels of favorable reserve development.

Optum
Total revenues increased in 2013 primarily due to broad-based growth across Optum’s services portfolio with growth in each of Optum’s major businesses led by pharmacy growth from the insourcing of UnitedHealthcare commercial customers and external clients.
Optum’s earnings from operations and operating margin in 2013 increased significantly compared to 2012, reflecting progress on Optum’s plan to accelerate growth and improve productivity by strengthening integration and business alignment.
The results by segment were as follows:
OptumHealth
Revenue increases at OptumHealth in 2013 were primarily due to market expansion, including growth related to 2012 acquisitions in local care delivery, and organic growth.
Earnings from operations and operating margins in 2013 increased primarily due to revenue growth and an improved cost structure across the business, including local care delivery, population health and wellness solutions, and health-related financial services offerings.
OptumInsight
Revenues at OptumInsight in 2013 increased primarily due to the impact of a 2012 acquisition and growth in services to commercial payers.
The increases in earnings from operations and operating margins in 2013 reflected increased revenues, changes in product mix and continuing improvements in business alignment and efficiency.
OptumRx
The increase in OptumRx revenues in 2013 were due to the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs and growth in both UnitedHealthcare’s Medicare Part D members and external clients. Over the course of 2013, we completed our transition of 12 million migrating and new members to the OptumRx platform from a third party.
Earnings from operations and operating margins in 2013 increased primarily due to strong revenue growth, pricing disciplines, and greater use of generic medications.
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
Operating Costs
The increases in operating costs for 2012 were due to business growth, including increases in revenues from UnitedHealthcare fee-based benefits and Optum services, which carry comparatively higher operating costs, as well as investments in the OptumRx pharmacy management services and UnitedHealthcare Military & Veterans businesses.
Income Tax Rate
The increase in our effective income tax rate for 2012 was due to the favorable resolution of various tax matters in 2011, which lowered the 2011 effective income tax rate.

Reportable Segments
UnitedHealthcare
UnitedHealthcare’s revenue growth in 2012 was primarily due to growth in the number of individuals served, commercial premium rate increases related to expected increases in underlying medical cost trends and the impact of lower premium rebates.
UnitedHealthcare’s earnings from operations for 2012 increased compared to the prior year primarily due to the factors that increased revenues combined with an improvement in the medical care ratio that was driven by effective management of medical costs and increased favorable medical reserve development. The favorable development for 2012 was driven by lower than expected health system utilization levels and increased efficiency in claims handling and processing.
Optum. Total revenues increased in 2012 due to business growth and 2011 acquisitions at OptumHealth, partially offset by a reduction in pharmacy service revenues related to reduced levels of UnitedHealthcare Medicare Part D prescription drug membership and related prescription volumes.
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
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Introduction
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses.
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
In 2013, based on the 2012 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that could be paid by our U.S. regulated subsidiaries to their parent companies was $4.3 billion. In 2013, our regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $430 million of extraordinary dividends. This level of dividends maintained our target consolidated risk-based capital level. In 2012, our regulated subsidiaries paid their parent companies dividends of $4.9 billion, including $1.2 billion of extraordinary dividends.
Our non-regulated businesses also generate cash flows from operations that are available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, and return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.
Summary of our Major Sources and Uses of Cash

	For the Years Ended December 31,			Increase/(Decrease)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sources of cash:
Cash provided by operating activities	$6,991	$7,155	$6,968	$(164)	$187
Proceeds from common stock issuances	598	1,078	381	(480)	697
Proceeds from issuances of long-term debt and commercial paper, net of repayments	152	4,567	346	(4,415)	4,221
Other	31	—	428	31	(428)
Total sources of cash	7,772	12,800	8,123
Uses of cash:
Common stock repurchases	(3,170)	(3,084)	(2,994)	(86)	(90)
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed and dispositions	(1,791)	(6,599)	(1,459)	4,808	(5,140)
Purchases of investments, net of sales and maturities	(1,611)	(1,299)	(1,695)	(312)	396
Purchases of property, equipment and capitalized software, net	(1,161)	(1,070)	(1,018)	(91)	(52)
Cash dividends paid	(1,056)	(820)	(651)	(236)	(169)
Customer funds administered	—	(324)	—	324	(324)
Other	(27)	(627)	—	600	(627)
Total uses of cash	(8,816)	(13,823)	(7,817)
Effect of exchange rate changes on cash and cash equivalents	(86)	—	—	nm	nm
Net (decrease) increase in cash	$(1,130)	$(1,023)	$306	$(107)	$(1,329)
nm= not meaningful
2013 Cash Flows Compared to 2012 Cash Flows
Cash flows provided by operating activities in 2013 decreased due to the net effects of changes in operating assets and liabilities, including: (a) an increase in pharmacy rebates receivables stemming from the increased membership at OptumRx, the effects of which were partially offset by (b) increases in medical costs payable due to the growth in the number of individuals served in our public and senior markets and international businesses.
Other significant items contributing to the overall decrease in cash year-over-year included: (a) decreased investments in acquisitions and noncontrolling interest shares (the activity in 2013 primarily related to the acquisition of the remaining publicly traded shares of Amil during the second quarter of 2013 for $1.5 billion); (b) a decrease in net proceeds from commercial paper and long-term debt, as proceeds from 2013 debt issuances were fully offset by scheduled maturities and the redemption of all of our outstanding subsidiary debt (in 2012, the increased cash flows from common stock issuances and proceeds from issuances of commercial paper and long-term debt primarily related to the Amil acquisition); and (c) increased net purchases of investments.

2012 Cash Flows Compared to 2011 Cash Flows
Cash flows from operating activities for 2012 increased due to increased net income and related tax accruals, which were partially offset by the payment in 2012 of 2011 premium rebate obligations as 2012 was the first year in which rebate payments were made under Health Reform Legislation.
Other significant items contributing to the overall decrease in cash year-over-year included: (a) increased investments in acquisitions in 2012; (b) increases in long-term debt, commercial paper and common stock issuances, primarily related to the Amil acquisition; (c) increases in cash paid for customer funds related to Medicare Part D and increased shareholder dividend payments.
Financial Condition
As of December 31, 2013, our cash, cash equivalent and available-for-sale investment balances of $28.3 billion included $7.3 billion of cash and cash equivalents (of which $1.0 billion was available for general corporate use), $19.4 billion of debt securities and $1.6 billion of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $311 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” for further detail concerning our fair value measurements.
Our cash, cash equivalent and available-for-sale debt portfolio had a weighted-average duration of 2.5 years. Our available-for-sale debt portfolio had a weighted-average duration of 3.6 years and a weighted-average credit rating of “AA” as of December 31, 2013. Included in the debt securities balance was $1.4 billion of state and municipal obligations that are guaranteed by a number of third parties. Due to the high underlying credit ratings of the issuers, the weighted-average credit rating of these securities with and without the guarantee was “AA” as of December 31, 2013. We do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flow from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a $4.0 billion commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facilities described below. As of December 31, 2013, we had $1.1 billion of commercial paper outstanding at a weighted-average annual interest rate of 0.2%.
Bank Credit Facilities. We have $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for our commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of December 31, 2013. The interest rates on borrowings are variable depending on term and are calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of December 31, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.4% as of December 31, 2013. We were in compliance with our debt covenants as of December 31, 2013.
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

In March and April of 2013, we redeemed all of our outstanding subsidiary variable rate debt for $619 million.
Credit Ratings. Our credit ratings at December 31, 2013 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A	Positive	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. The objectives of the share repurchase program are to optimize our capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including structured share repurchase programs), subject to certain Board restrictions. In June 2013, our Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of December 31, 2013, we had Board authorization to purchase up to an additional 83 million shares of our common stock.
Dividends. In June 2013, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Since June 2012, we had paid an annual cash dividend of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Amil Tender Offer. We acquired all of Amil’s remaining public shares for $1.5 billion in the second quarter of 2013, bringing our ownership in Amil to 90%.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2013, under our various contractual obligations and commitments:

(in millions)	2014	2015 to 2016	2017 to 2018	Thereafter	Total
Debt (a)	$2,644	$3,450	$3,411	$18,147	$27,652
Operating leases	487	800	572	544	2,403
Purchase obligations (b)	250	174	14	—	438
Future policy benefits (c)	136	258	267	1,940	2,601
Unrecognized tax benefits (d)	—	—	—	78	78
Other liabilities recorded on the Consolidated Balance Sheet (e)	186	43	—	1,482	1,711
Other obligations (f)	94	113	49	12	268
Redeemable noncontrolling interests (g)	54	158	963	—	1,175
Total contractual obligations	$3,851	$4,996	$5,276	$22,203	$36,326

(a)
Includes interest coupon payments and maturities at par or put values. For variable rate debt, the rates in effect at December 31, 2013 were used to calculate the interest coupon payments. The table also assumes amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2013.

(c)
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. See Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” for more detail.

(d)	As the timing of future settlements is uncertain, they have been classified as due “Thereafter.”

(e)
Includes obligations associated with contingent consideration and other payments related to business acquisitions, certain employee benefit programs, and various other long-term liabilities. Due to uncertainty regarding payment timing, obligations for employee benefit programs, charitable contributions and other liabilities have been classified as “Thereafter.”

(f)	Includes remaining capital commitments for venture capital funds and other funding commitments.

(g)	Includes commitments for redeemable shares of our subsidiaries, primarily the shares owned by Amil’s remaining non-public shareholders.
We do not have other significant contractual obligations or commitments that require cash resources. However, we continually evaluate opportunities to expand our operations, which include internal development of new products, programs and technology applications, and may include acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Medical Costs Payable
Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. As of December 31, 2013, our days outstanding in medical payables was 47 days, calculated as total medical payables divided by total medical costs times 365 days.
Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. Therefore, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2013, 2012, and 2011 included favorable medical cost development related to prior years of $680 million, $860 million and $720 million, respectively.
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
Completion factors. Completion factors are the most significant factors we use in developing our medical costs payable estimates for older periods, generally periods prior to the most recent three months. Completion factors include judgments in relation to claim submissions such as the time from date of service to claim receipt, claim inventory levels and claim processing backlogs as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserves may be significantly impacted.
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2013:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$291
(0.50)	194
(0.25)	97
0.25	(96)
0.50	(192)
0.75	(287)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2013:

Medical Costs PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$573
2	382
1	191
(1)	(191)
(2)	(382)
(3)	(573)
The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2013, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2013; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2013 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare

Supplement Insurance and any potential offsetting impact from premium rebates, 2013 net earnings would have increased or decreased by $65 million.
Revenues
We derive a substantial portion of our revenues from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services.
Our Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under CMS’ risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We and health care providers collect, capture, and submit available diagnosis data to CMS within prescribed deadlines. CMS uses submitted diagnosis codes, demographic information, and special statuses to determine the risk score for most Medicare Advantage beneficiaries. CMS also retroactively adjusts risk scores during the year based on additional data. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS’ retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. Risk adjustment data for certain of our plans is subject to review by the federal and state governments, including audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” for additional information regarding these audits. Additionally, beginning in 2014, Medicare Advantage and Medicare Part D plans will be subject to a minimum MLR threshold of 85%. We will include in our estimates of premiums to be recognized the expected premium minimum MLR rebates, if any.
U.S. commercial health plans with MLRs on fully insured products, as calculated under the definitions in Health Reform Legislation, that fall below certain targets (85% for large employer groups, 80% for small employer groups and 80% for individuals) are required to rebate ratable portions of their premiums to their customers annually. Premium revenues are recognized based on the estimated premiums earned net of projected rebates because we are able to reasonably estimate the ultimate premiums of these contracts. Each period, we estimate premium rebates based on the expected financial performance of the applicable contracts within each defined aggregation set (e.g., by state, group size and licensed subsidiary). The most significant factors in estimating the financial performance are current and future premiums and medical claim experience, effective tax rates and expected changes in business mix. The estimated ultimate premium is revised each period to reflect current and projected experience.
Goodwill and Intangible Assets
Goodwill. Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Impairment tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategies. Key assumptions used in these forecasts include:

•
Revenue trends. Key revenue drivers for each reporting unit are determined and assessed. Significant factors include: membership growth, medical trends, and the impact and expectations of regulatory environments. Additional macro-economic assumptions relating to unemployment, GDP growth, interest rates, and inflation are also evaluated and incorporated, as appropriate.

•
Medical cost trends. For further discussion of medical cost trends, see the “Medical Cost Trend” section of Executive Overview-Business Trends above and the discussion in the “Medical Costs Payable” critical accounting estimate above.

Similar factors, including historical and expected medical cost trend levels, are considered in estimating our long-term medical trends at the reporting unit level.

•	Operating productivity. We forecast expected operating cost levels based on historical levels and expectations of future operating cost levels.

•	Capital levels. The operating and long-term capital requirements for each business are considered.
Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of health care reforms as discussed in Item 1, “Business - Government Regulation.” For additional discussions regarding how the enactment or implementation of health care reforms and other factors could affect our business and the related long-term forecasts, see Item 1A, “Risk Factors” in Part I and “Regulatory Trends and Uncertainties” above.
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
The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.
We elected to bypass the optional qualitative reporting unit fair value assessment and completed our annual quantitative tests for goodwill impairment as of January 1, 2014. All of our reporting units had fair values substantially in excess of their carrying values.
Intangible assets. Our recorded separately-identifiable intangible assets were acquired in business combinations and represent future expected benefits but they lack physical substance (e.g., membership lists, customer contracts, trademarks and technology). These intangible assets are initially recorded at their fair values. Finite-lived intangible assets are amortized over their expected useful lives, while indefinite-lived intangible assets are evaluated for impairment on at least an annual basis. Both finite-lived and indefinite-lived intangible assets are evaluated for impairment between annual periods if an event occurs or circumstances change that may indicate impairment. Our most significant intangible assets are customer-related intangibles, which represent 73% of our total intangible asset balance of $3.8 billion as of December 31, 2013.
Customer-related intangible assets acquired in business combinations are typically valued using an income approach based on discounted future cash flows attributable to customers that exist as of the date of acquisition. The most significant assumptions used in the valuation of customer-related assets include: projected revenue and earnings growth, retention rates, perpetuity growth rates and discount rates. These initial valuations and the embedded assumptions contain uncertainty to the extent that those assumptions and estimates may ultimately differ from actual results (e.g., customer turnover may be higher or lower than the assumed retention rate suggested).
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
Our indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators exist. To determine if an indefinite-lived intangible asset is impaired, we assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset’s carrying value exceeds its fair value. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset’s carrying value exceeds its fair value, no impairment exists and no further testing is performed. If we conclude otherwise, we would perform a quantitative analysis by comparing its estimated fair value to its carrying value. If the carrying value exceeds its estimated fair value, an impairment would be recorded for the amount by which the carrying value exceeds its estimated fair value. Intangible assets were not materially impaired in 2013.

Investments
As of December 31, 2013, we had investments with a carrying value of $21.5 billion, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from net earnings and report net unrealized gains or losses, net of income tax effects, as other comprehensive income and as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2013, our available-for-sale investments had gross unrealized gains of $326 million and gross unrealized losses of $234 million.
For debt securities, if we intend to either sell or determine that we will be more likely than not be required to sell the security before recovery of the entire amortized cost basis or maturity of the security, we recognize the entire impairment in earnings. If we do not intend to sell the debt security and we determine that we will not be more likely than not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, and recognized in net earnings, and all other causes, and recognized in other comprehensive income.
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
Fair values. Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. We obtain one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds, and non-binding broker quotes. As we are responsible for the determination of fair value, we perform quarterly analyses of the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, we compare:

•	prices received from the pricing service to prices reported by a secondary pricing service, our custodian, our investment consultant and/or third-party investment advisors; and

•	changes in the reported market values and returns to relevant market indices and our expectations to test the reasonableness of the reported prices.
Based on our internal price verification procedures and our review of the fair value methodology documentation provided by independent pricing service, we have not historically adjusted the prices obtained from the pricing service.
Other-than-temporary impairment assessment. Individual securities with fair values lower than costs are reviewed for impairment considering the following factors: our intent to sell the security or the likelihood that we will be required to sell the security before recovery of the entire amortized cost, the length of time and extent of impairment and the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer. Other factors included in the assessment include the type and nature of the securities and their liquidity. Given the nature of our portfolio, primarily investment grade securities, historical impairments were largely market related (e.g., interest rate fluctuations) as opposed to credit related. We do not expect that trend to change in the near term. Our large cash holdings reduce the risk that we will be required to sell a security. However, our intent to sell a security may change from period to period if facts and circumstances change.
The unrealized losses of $234 million and $9 million at December 31, 2013 and 2012, respectively, were primarily caused by market interest rate increases and not by unfavorable changes in the credit standing. We believe we will collect the principal and interest due on our debt securities with an amortized cost in excess of fair value. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; mortgage-backed securities; and corporate debt obligations, substantially all of which are of investment-grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with our investment policy. Total other-than-temporary impairments during the years ended December 31, 2013, 2012 and 2011 were $8 million, $6 million and $12 million, respectively. Our available-for-sale debt portfolio had a weighted-average credit rating of “AA” as of December 31, 2013. We have minimal securities collateralized by sub-prime or Alt-A securities, and a minimal amount of commercial mortgage loans in default.

The judgments and estimates related to fair value and other-than-temporary impairment may ultimately prove to be inaccurate due to many factors including: circumstances may change over time, industry sector and market factors may differ from expectations and estimates or we may ultimately sell a security we previously intended to hold. Our assessment of the financial condition and near-term prospects of the issuer may ultimately prove to be inaccurate as time passes and new information becomes available, including changes to current facts and circumstances, or as unknown or estimated unlikely trends develop.
As discussed further in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” a 1% increase in market interest rates would have the effect of decreasing the fair value of our investment portfolio by $756 million.
Income Taxes
Our provision for income taxes, deferred tax assets and liabilities, and uncertain tax positions reflect our assessment of estimated future taxes to be paid on items in the consolidated financial statements.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. We have established a valuation allowance against certain deferred tax assets for which it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized.
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
The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year. A hypothetical increase or decrease in our effective tax rate by 1% on our 2013 earnings before income taxes would have caused the provision for income taxes and net earnings to change by $89 million.
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
Estimates of costs resulting from legal and regulatory matters are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, in many cases, we are unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred. Similarly, the assessment of the likelihood of assertion of unasserted claims involves significant judgment.
Given this inherent uncertainty, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions. We evaluate our related disclosures in each reporting period. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” for a discussion of specific legal proceedings including an assessment of whether a reasonable estimate of the losses or range of loss could be determined.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2013, we had an aggregate $1.8 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and record the reinsurance receivable only to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of December 31, 2013, there were no other significant concentrations of credit risk.

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
As of December 31, 2013, we had $8.7 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $9.6 billion of our commercial paper, debt and deposit liabilities as of December 31, 2013 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2013, $18.5 billion of our investments were fixed-rate debt securities and $10.2 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or periodically through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of December 31, 2013 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2013
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$175	$189	$(1,474)	$(1,786)
1	87	95	(756)	(974)
(1)	(52)	(17)	704	1,167
(2)	nm	nm	1,224	2,505

	December 31, 2012
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$189	$134	$(1,303)	$(2,200)
1	94	67	(656)	(1,194)
(1)	(18)	(14)	518	1,366
(2)	nm	nm	686	2,747
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2013 and 2012, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)
As of December 31, 2013 and 2012, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of December 31, 2013, a hypothetical 10% increase in the value of the U.S. dollar against the

Brazilian real would have caused a reduction in net assets of approximately $490 million. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of December 31, 2013, we had $1.6 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds, employee savings plan related investments, private equity funds, and dividend paying stocks. Valuations in non-US dollar funds are subject to foreign exchange rates. Valuations in private equity are subject to conditions affecting health care and technology stocks, and dividend paying equities are subject to more general market conditions.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2014

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,276	$8,406
Short-term investments	1,937	3,031
Accounts receivable, net of allowances of $196 and $189	3,052	2,709
Other current receivables, net of allowances of $169 and $206	3,998	2,889
Assets under management	2,757	2,773
Deferred income taxes	430	463
Prepaid expenses and other current assets	930	781
Total current assets	20,380	21,052
Long-term investments	19,605	17,711
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $2,675 and $2,564	4,010	3,939
Goodwill	31,604	31,286
Other intangible assets, net of accumulated amortization of $2,283 and $1,824	3,844	4,682
Other assets	2,439	2,215
Total assets	$81,882	$80,885
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$11,575	$11,004
Accounts payable and accrued liabilities	7,458	6,984
Other policy liabilities	5,279	4,910
Commercial paper and current maturities of long-term debt	1,969	2,713
Unearned revenues	1,600	1,505
Total current liabilities	27,881	27,116
Long-term debt, less current maturities	14,891	14,041
Future policy benefits	2,465	2,444
Deferred income taxes	1,796	2,450
Other liabilities	1,525	1,535
Total liabilities	48,558	47,586
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,175	2,121
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 988 and 1,019 issued and outstanding	10	10
Additional paid-in capital	—	66
Retained earnings	33,047	30,664
Accumulated other comprehensive (loss) income	(908)	438
Total shareholders’ equity	32,149	31,178
Total liabilities and shareholders’ equity	$81,882	$80,885

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2013	2012	2011
Revenues:
Premiums	$109,557	$99,728	$91,983
Services	8,997	7,437	6,613
Products	3,190	2,773	2,612
Investment and other income	745	680	654
Total revenues	122,489	110,618	101,862
Operating costs:
Medical costs	89,290	80,226	74,332
Operating costs	19,362	17,306	15,557
Cost of products sold	2,839	2,523	2,385
Depreciation and amortization	1,375	1,309	1,124
Total operating costs	112,866	101,364	93,398
Earnings from operations	9,623	9,254	8,464
Interest expense	(708)	(632)	(505)
Earnings before income taxes	8,915	8,622	7,959
Provision for income taxes	(3,242)	(3,096)	(2,817)
Net earnings	5,673	5,526	5,142
Earnings attributable to noncontrolling interests	(48)	—	—
Net earnings attributable to UnitedHealth Group common shareholders	$5,625	$5,526	$5,142
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.59	$5.38	$4.81
Diluted	$5.50	$5.28	$4.73
Basic weighted-average number of common shares outstanding	1,006	1,027	1,070
Dilutive effect of common share equivalents	17	19	17
Diluted weighted-average number of common shares outstanding	1,023	1,046	1,087
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	17	47
Cash dividends declared per common share	$1.0525	$0.8000	$0.6125

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Net earnings	$5,673	$5,526	$5,142
Other comprehensive (loss) income:
Gross unrealized holding (losses) gains on investment securities during the period	(543)	217	422
Income tax effect	196	(78)	(154)
Total unrealized (losses) gains, net of tax	(347)	139	268
Gross reclassification adjustment for net realized gains included in net earnings	(181)	(156)	(113)
Income tax effect	66	57	41
Total reclassification adjustment, net of tax	(115)	(99)	(72)
Total foreign currency translation (losses) gains	(884)	(63)	13
Other comprehensive (loss) income	(1,346)	(23)	209
Comprehensive income	4,327	5,503	5,351
Comprehensive income attributable to noncontrolling interests	(48)	—	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$4,279	$5,503	$5,351

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2011	1,086	$11	$—	$25,562	$280	$(28)	$25,825
Net earnings				5,142			5,142
Other comprehensive income					196	13	209
Issuances of common shares, and related tax effects	18	—	308				308
Share-based compensation, and related tax benefits			453				453
Common share repurchases	(65)	(1)	(761)	(2,232)			(2,994)
Cash dividends paid on common shares				(651)			(651)
Balance at December 31, 2011	1,039	10	—	27,821	476	(15)	28,292
Net earnings				5,526			5,526
Other comprehensive income (loss)					40	(63)	(23)
Issuances of common shares, and related tax effects	37	—	704				704
Share-based compensation, and related tax benefits			594				594
Common share repurchases	(57)	—	(1,221)	(1,863)			(3,084)
Acquisitions of noncontrolling interests			(11)				(11)
Cash dividends paid on common shares				(820)			(820)
Balance at December 31, 2012	1,019	10	66	30,664	516	(78)	31,178
Net earnings attributable to UnitedHealth Group common shareholders				5,625			5,625
Other comprehensive loss					(462)	(884)	(1,346)
Issuances of common shares, and related tax effects	17	—	431				431
Share-based compensation, and related tax benefits			406				406
Common share repurchases	(48)	—	(984)	(2,186)			(3,170)
Acquisitions of noncontrolling interests, and related tax effects			81				81
Cash dividends paid on common shares				(1,056)			(1,056)
Balance at December 31, 2013	988	$10	$—	$33,047	$54	$(962)	$32,149

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Operating activities
Net earnings	$5,673	$5,526	$5,142
Non-cash items:
Depreciation and amortization	1,375	1,309	1,124
Deferred income taxes	1	308	59
Share-based compensation	331	421	401
Other, net	(83)	(231)	(67)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(317)	(130)	(267)
Other assets	(838)	(295)	(121)
Medical costs payable	509	101	377
Accounts payable and other liabilities	459	199	146
Other policy liabilities	(221)	(81)	482
Unearned revenues	102	28	(308)
Cash flows from operating activities	6,991	7,155	6,968
Investing activities
Purchases of investments	(12,176)	(9,903)	(9,895)
Sales of investments	5,706	3,794	3,949
Maturities of investments	4,859	4,810	4,251
Cash paid for acquisitions, net of cash assumed	(362)	(6,280)	(1,844)
Cash received from dispositions	45	—	385
Purchases of property, equipment and capitalized software	(1,307)	(1,070)	(1,067)
Proceeds from disposal of property and equipment	146	—	49
Cash flows used for investing activities	(3,089)	(8,649)	(4,172)
Financing activities
Acquisition of noncontrolling interest shares	(1,474)	(319)	—
Common stock repurchases	(3,170)	(3,084)	(2,994)
Proceeds from issuance of long-term debt	2,235	3,966	2,234
Repayments of long-term debt	(1,609)	(986)	(955)
(Repayments of) proceeds from commercial paper, net	(474)	1,587	(933)
Cash dividends paid	(1,056)	(820)	(651)
Customer funds administered	31	(324)	37
Proceeds from common stock issuances	598	1,078	381
Interest rate swap termination	—	—	132
Other, net	(27)	(627)	259
Cash flows (used for) from financing activities	(4,946)	471	(2,490)
Effect of exchange rate changes on cash and cash equivalents	(86)	—	—
(Decrease) increase in cash and cash equivalents	(1,130)	(1,023)	306
Cash and cash equivalents, beginning of period	8,406	9,429	9,123
Cash and cash equivalents, end of period	$7,276	$8,406	$9,429
Supplemental cash flow disclosures
Cash paid for interest	$724	$600	$472
Cash paid for income taxes	2,785	2,666	2,739

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone.
Through the Company’s diversified family of businesses, it leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system.
2.Basis of Presentation, Use of Estimates and Significant Accounting Policies
Basis of Presentation
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries.
Use of Estimates
These Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to medical costs payable, revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables, valuations of certain investments, and estimates and judgments related to income taxes and contingent liabilities. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any changes in estimates is included in earnings in the period in which the estimate is adjusted.
Revenues
Premium revenues are primarily derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and the Company assumes the economic risk of funding its customers’ health care and related administrative costs.
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from its customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, and beginning in 2014, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios as calculated under the definitions in the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) and implementing regulations, that fall below certain targets are required to rebate ratable portions of their premiums annually. Premium revenues are recognized based on the estimated premiums earned net of projected rebates because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues from capitation arrangements at its OptumHealth businesses.
The Company’s Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the Centers for Medicare and Medicaid Services’ (CMS) risk adjustment payment methodology. CMS deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company’s plans is subject to review by the government, including audit by regulators. See Note 12 for additional information regarding these audits.
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
The Company had checks outstanding of $1.3 billion as of both December 31, 2013 and 2012, which were classified as Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets and the change in this balance has been reflected within other financing activities in the Consolidated Statements of Cash Flows. The outstanding checks are primarily related to zero balance accounts; the Company does not net checks outstanding with deposits in other accounts.
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
The Company excludes unrealized gains and losses on investments in available-for-sale securities from net earnings and reports them as comprehensive income and, net of income tax effects, as a separate component of shareholders’ equity. To calculate realized gains and losses on the sale of investments, the Company specifically identifies the cost of each investment sold.
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
The Company’s arrangements with AARP extend to December 31, 2020 for the AARP Program and give the Company an exclusive right to use the AARP brand on the Company’s Medicare Advantage and Medicare Part D offerings until December 31, 2020, subject to certain limited exclusions.
Pursuant to the Company’s agreement, AARP Program assets are managed separately from its general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in the Company’s earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the RSF and were $101 million, $109 million and $99 million in the years ended December 31, 2013, 2012 and 2011, respectively.
The effects of changes in other balance sheet amounts associated with the AARP Program also accrue to the overall benefit of the AARP policyholders through the RSF balance. Accordingly, the Company excludes the effect of such changes in its Consolidated Statements of Cash Flows. For more detail on the RSF, see “Other Policy Liabilities” below.
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

•
Drug Discount. Health Reform Legislation mandated a consumer discount on brand name prescription drugs for Medicare Part D plan participants in the coverage gap. This discount is funded by CMS and pharmaceutical manufacturers while the Company administers the application of these funds. Accordingly, amounts received are not reflected as premium revenues, but rather are accounted for as deposits. The Company records a liability when amounts are received from CMS and a receivable when the Company bills the pharmaceutical manufacturers. Related cash flows are presented as Customer Funds Administered within financing activities in the Consolidated Statements of Cash Flows.

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
The final 2013 risk-share amount is expected to be settled during the second half of 2014, and is subject to the reconciliation process with CMS.
The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2013			December 31, 2012
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$881	$425	$—	$461	$314	$—
Other policy liabilities	—	152	214	—	319	438

As of January 1, 2014, certain changes were made to the Medicare Part D individual coverage levels by CMS, including:

•	The initial coverage limit decreased to $2,850 from $2,970 in 2013.

•	The catastrophic coverage begins at $6,455 as compared to $6,734 in 2013.

•	The annual out-of-pocket maximum decreased to $4,550 from $4,750 in 2013.

•	The discount on prescription drugs within the coverage gap of 52.5% is consistent with 2013 for brand name drugs and increased to 28% from 21% in 2013 for generic drugs.
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
Goodwill
To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. First, the Company estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
As of December 31, 2013, no reporting unit had a fair value less than its carrying value and the Company concluded that there was no need for any impairment of goodwill.
Intangible assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite lived intangible assets are also tested for impairment annually. There were no material impairments of intangible assets during the year ended December 31, 2013.
Other Policy Liabilities
Other policy liabilities include the RSF associated with the AARP Program (described below), health savings account deposits, deposits under the Medicare Part D program (see “Medicare Part D Pharmacy Benefits” above), accruals for premium rebate payments under Health Reform Legislation, the current portion of future policy benefits and customer balances. Customer balances represent excess customer payments and deposit accounts under experience-rated contracts. At the customer’s option, these balances may be refunded or used to pay future premiums or claims under eligible contracts.
Underwriting gains or losses related to the AARP Program are directly recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF; losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. Changes in the RSF are reported in Medical Costs in the Consolidated Statement of Operations. As of December 31, 2013 and 2012, the balance in the RSF was $1.3 billion.
Future Policy Benefits and Reinsurance Receivable
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company’s Golden Rule Financial Corporation subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. As of December 31, 2013, the Company had an aggregate $1.8 billion reinsurance receivable, of which $136 million was recorded in Other Current Receivables and $1.7 billion was recorded in Other Assets in the Consolidated Balance Sheets. As of December 31, 2012, the Company had an aggregate $1.9 billion reinsurance receivable, of which $135 million was recorded in Other Current Receivables and $1.8 billion was recorded in Other Assets in the Consolidated Balance Sheets. The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery. As of December 31, 2013, the reinsurer was rated by A.M. Best as “A+.”
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days notice. Costs related to the acquisition and renewal of short duration customer contracts are charged to expense as incurred.
Noncontrolling Interests
Noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The redeemable noncontrolling interests are primarily related to non-public shareholders of Amil. During 2013, the Company increased its ownership of Amil to 90%. For the year ended December 31, 2013, redeemable noncontrolling interests were reduced by $946 million primarily due to the acquisition of all of Amil’s remaining public shares for $1.4 billion, with an additional $57 million recorded as a reduction to Additional Paid in Capital, partially offset by 2013 acquisitions that included redeemable noncontrolling interests of $471 million. At Amil’s acquisition date in 2012, the Company purchased approximately 60% of the outstanding shares of Amil for $3.2 billion, and recorded a noncontrolling interest of $2.2 billion. Subsequently in 2012, the Company purchased an additional 5% of the outstanding shares of Amil for $319 million.
Share-Based Compensation
The Company recognizes compensation expense for share-based awards, including stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares), on a straight-line basis over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. Restricted shares vest ratably; primarily over three to four years and compensation expense related to restricted shares is based on the share price on date of grant. Stock options and SARs vest ratably over four to six years and may be exercised up to 10 years from the date of grant. Compensation expense related to stock options and SARs is based on the fair value at date of grant, which is estimated on the date of grant using a binomial option-pricing model. Under the Company’s Employee Stock Purchase Plan (ESPP) eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. Share-based compensation expense for all programs is recognized in Operating Costs in the Company’s Consolidated Statements of Operations.
Net Earnings Per Common Share
The Company computes basic net earnings per common share by dividing net earnings by the weighted-average number of common shares outstanding during the period. The Company determines diluted net earnings per common share using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with stock options, SARs, restricted shares and the ESPP, (collectively, common stock equivalents) using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise, any unrecognized compensation cost and any related excess tax benefit. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 became effective for the Company's fiscal year 2013 and the new disclosures have been included with the Company’s investment disclosures in Note 3.
ASU No. 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers a consensus of the FASB Emerging Issues Task Force” (ASU 2011-06) addresses the recognition and classification of an entity's share of the annual health insurance industry assessment (the industry fee) mandated by Health Reform Legislation. The industry fee is levied on health insurers for each calendar year beginning on or after January 1, 2014 and is not deductible for income tax purposes. The amount of the industry fee for each health insurer is based on a ratio of the insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total net premiums. In accordance with the amendments in ASU 2011-06 on January 1, 2014, the liability for the industry fee payable in 2014 will be estimated and recorded in full within the Company’s 2014 financial statements, with a corresponding deferred cost that will be amortized to expense using a straight-line method of allocation over the calendar year that it is payable.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Consolidated Financial Statements.
3.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,211	$5	$(21)	$2,195
State and municipal obligations	6,902	147	(72)	6,977
Corporate obligations	7,265	130	(60)	7,335
U.S. agency mortgage-backed securities	2,256	23	(61)	2,218
Non-U.S. agency mortgage-backed securities	697	12	(7)	702
Total debt securities - available-for-sale	19,331	317	(221)	19,427
Equity securities - available-for-sale	1,576	9	(13)	1,572
Debt securities - held-to-maturity:
U.S. government and agency obligations	181	1	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	334	—	—	334
Total debt securities - held-to-maturity	543	1	—	544
Total investments	$21,450	$327	$(234)	$21,543
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,501	$38	$(1)	$2,538
State and municipal obligations	6,282	388	(3)	6,667
Corporate obligations	6,930	283	(4)	7,209
U.S. agency mortgage-backed securities	2,168	70	—	2,238
Non-U.S. agency mortgage-backed securities	538	36	—	574
Total debt securities - available-for-sale	18,419	815	(8)	19,226
Equity securities - available-for-sale	668	10	(1)	677
Debt securities - held-to-maturity:
U.S. government and agency obligations	168	6	—	174
State and municipal obligations	30	—	—	30
Corporate obligations	641	2	—	643
Total debt securities - held-to-maturity	839	8	—	847
Total investments	$19,926	$833	$(9)	$20,750

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of December 31, 2013 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2013	$130	$—	$—	$130
2012	106	—	—	106
2011	20	—	—	20
2010	26	—	—	26
2009	2	—	—	2
2007	63	—	2	65
Pre - 2007	340	3	10	353
U.S. agency mortgage-backed securities	2,218	—	—	2,218
Total	$2,905	$3	$12	$2,920
The Company includes any securities backed by Alt-A or sub-prime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of December 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,042	$2,054
Due after one year through five years	7,121	7,235
Due after five years through ten years	5,164	5,182
Due after ten years	2,051	2,036
U.S. agency mortgage-backed securities	2,256	2,218
Non-U.S. agency mortgage-backed securities	697	702
Total debt securities - available-for-sale	$19,331	$19,427
The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$78	$78
Due after one year through five years	231	230
Due after five years through ten years	154	156
Due after ten years	80	80
Total debt securities - held-to-maturity	$543	$544

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,055	$(19)	$17	$(2)	$1,072	$(21)
State and municipal obligations	2,491	(62)	128	(10)	2,619	(72)
Corporate obligations	2,573	(51)	103	(9)	2,676	(60)
U.S. agency mortgage-backed securities	1,393	(51)	105	(10)	1,498	(61)
Non-U.S. agency mortgage-backed securities	289	(6)	26	(1)	315	(7)
Total debt securities - available-for-sale	$7,801	$(189)	$379	$(32)	$8,180	$(221)
Equity securities - available-for-sale	$180	$(13)	$—	$—	$180	$(13)
December 31, 2012
Debt securities - available-for-sale:
U.S. government and agency obligations	$183	$(1)	$—	$—	$183	$(1)
State and municipal obligations	362	(3)	—	—	362	(3)
Corporate obligations	695	(4)	—	—	695	(4)
Total debt securities - available-for-sale	$1,240	$(8)	$—	$—	$1,240	$(8)
Equity securities - available-for-sale	$13	$(1)	$—	$—	$13	$(1)
The unrealized losses from all securities as of December 31, 2013 were generated from approximately 6,400 positions out of a total of 19,700 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit ratings associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). Therefore, the Company believes these losses to be temporary. As of December 31, 2013, the Company did not have the intent to sell any of the securities in an unrealized loss position.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, private equity funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Total OTTI	$(8)	$(6)	$(12)
Portion of loss recognized in other comprehensive income	—	—	—
Net OTTI recognized in earnings	(8)	(6)	(12)
Gross realized losses from sales	(9)	(13)	(11)
Gross realized gains from sales	198	175	136
Net realized gains (included in Investment and Other Income on the Consolidated Statements of Operations)	181	156	113
Income tax effect (included in Provision for Income Taxes on the Consolidated Statements of Operations)	(66)	(57)	(41)
Realized gains, net of taxes	$115	$99	$72

4.	Fair Value
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
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2013 or 2012.
Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2013, 2012, or 2011.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2013
Cash and cash equivalents	$7,005	$271	$—	$7,276
Debt securities - available-for-sale:
U.S. government and agency obligations	1,750	445	—	2,195
State and municipal obligations	—	6,977	—	6,977
Corporate obligations	25	7,274	36	7,335
U.S. agency mortgage-backed securities	—	2,218	—	2,218
Non-U.S. agency mortgage-backed securities	—	696	6	702
Total debt securities - available-for-sale	1,775	17,610	42	19,427
Equity securities - available-for-sale	1,291	12	269	1,572
Total assets at fair value	$10,071	$17,893	$311	$28,275
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$163	$—	$163
December 31, 2012
Cash and cash equivalents	$7,615	$791	$—	$8,406
Debt securities - available-for-sale:
U.S. government and agency obligations	1,752	786	—	2,538
State and municipal obligations	—	6,667	—	6,667
Corporate obligations	13	7,185	11	7,209
U.S. agency mortgage-backed securities	—	2,238	—	2,238
Non-U.S. agency mortgage-backed securities	—	568	6	574
Total debt securities - available-for-sale	1,765	17,444	17	19,226
Equity securities - available-for-sale	450	3	224	677
Interest rate swap assets	—	14	—	14
Total assets at fair value	$9,830	$18,252	$241	$28,323
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate and currency swap liabilities	$—	$14	$—	$14

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$181
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	9	278	334	334
Total debt securities - held-to-maturity	$229	$9	$306	$544	$543
Long-term debt and other financing obligations	$—	$16,602	$—	$16,602	$15,745
December 31, 2012
Debt securities - held-to-maturity:
U.S. government and agency obligations	$174	$—	$—	$174	$168
State and municipal obligations	—	1	29	30	30
Corporate obligations	10	346	287	643	641
Total debt securities - held-to-maturity	$184	$347	$316	$847	$839
Long-term debt	$—	$17,034	$—	$17,034	$15,167
The carrying amounts reported in the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$17	$224	$241	$208	$209	$417	$141	$208	$349
Purchases	38	71	109	11	71	82	92	35	127
Sales	(10)	(25)	(35)	—	(34)	(34)	—	(17)	(17)
Settlements	—	—	—	(1)	—	(1)	(25)	(7)	(32)
Net unrealized losses in accumulated other comprehensive income	(2)	(7)	(9)	—	(14)	(14)	—	(4)	(4)
Net realized (losses) gains in investment and other income	(1)	6	5	—	13	13	—	(6)	(6)
Transfers to held-to-maturity	—	—	—	(201)	(21)	(222)	—	—	—
Balance at end of period	$42	$269	$311	$17	$224	$241	$208	$209	$417

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
December 31, 2013
Equity securities - available-for-sale
Venture capital portfolios	$233	Market approach - comparable companies	Revenue multiple	1.0	6.0
			EBITDA multiple	8.0	9.0
	36	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$269
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $42 million of available-for-sale debt securities at December 31, 2013, which were not significant.
The Company elected to measure the entirety of the AARP Assets Under Management at fair value pursuant to the fair value option. See Note 2 for further information on the AARP Program. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
December 31, 2013
Cash and cash equivalents	$265	$—	$265
Debt securities:
U.S. government and agency obligations	426	301	727
State and municipal obligations	—	63	63
Corporate obligations	—	1,145	1,145
U.S. agency mortgage-backed securities	—	414	414
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	426	2,062	2,488
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$691	$2,066	$2,757
Other liabilities	$3	$11	$14
December 31, 2012
Cash and cash equivalents	$230	$—	$230
Debt securities:
U.S. government and agency obligations	545	244	789
State and municipal obligations	—	51	51
Corporate obligations	—	1,118	1,118
U.S. agency mortgage-backed securities	—	427	427
Non-U.S. agency mortgage-backed securities	—	155	155
Total debt securities	545	1,995	2,540
Equity securities - available-for-sale	—	3	3
Total assets at fair value	$775	$1,998	$2,773
Other liabilities	$23	$58	$81

5.	Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2013	December 31, 2012
Land and improvements	$318	$358
Buildings and improvements	2,051	1,910
Computer equipment	1,519	1,447
Furniture and fixtures	564	488
Less accumulated depreciation	(1,760)	(1,542)
Property and equipment, net	2,692	2,661
Capitalized software	2,233	2,300
Less accumulated amortization	(915)	(1,022)
Capitalized software, net	1,318	1,278
Total property, equipment and capitalized software, net	$4,010	$3,939

Depreciation expense for property and equipment for the years ended December 31, 2013, 2012 and 2011 was $445 million, $449 million and $386 million, respectively. Amortization expense for capitalized software for the years ended December 31, 2013, 2012 and 2011 was $411 million, $412 million and $377 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2012	$17,932	$2,113	$3,090	$840	$23,975
Acquisitions	6,557	705	98	—	7,360
Foreign currency effects and adjustments, net	(30)	—	(19)	—	(49)
Balance at December 31, 2012	24,459	2,818	3,169	840	31,286
Acquisitions	408	48	483	—	939
Dispositions	(5)	—	—	—	(5)
Foreign currency effects and adjustments, net	(611)	(6)	1	—	(616)
Balance at December 31, 2013	$24,251	$2,860	$3,653	$840	$31,604
In the fourth quarter of 2012, the Company purchased Amil, a health care company located in Brazil, providing health and dental benefits, hospital and clinical services, and advanced care management resources to nearly 7 million people. During 2013, the Company acquired all of Amil’s remaining public shares for $1.5 billion, bringing the Company’s ownership of Amil to 90%. The remaining stake in Amil is held by shareholders, including Amil’s CEO, who has been a member of the Company’s Board of Directors since October 2012, who have committed to retain the shares for at least five years, through October 2017. These shareholders have the right to put the shares to the Company and the Company has the right to call these shares upon expiration of the five year term, unless accelerated upon certain events, at fair market value. Related to this acquisition, Amil’s CEO invested approximately $470 million in unregistered UnitedHealth Group common shares in the fourth quarter of 2012 and has committed to hold those shares for the same five year term, subject to certain exceptions.
The total consideration paid and fair value of the noncontrolling interest exceeded the estimated fair value of the net tangible assets acquired by $6.0 billion, of which $0.7 billion has been allocated to finite-lived intangible assets, $0.7 billion to indefinite-lived intangible assets and $4.6 billion to goodwill. In conjunction with the Amil share purchases, the Company generated Brazilian tax deductible goodwill of approximately R$8.9 billion ($3.8 billion in U.S. dollars at December 31, 2013).
For the years ended December 31, 2013, 2012 and 2011, aggregate consideration paid, net of cash assumed, for acquisitions other than Amil was $0.4 billion, $3.3 billion and $1.8 billion, respectively. These acquisitions were not material to the Company’s Consolidated Financial Statements.

The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2013			December 31, 2012
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$4,821	$(2,028)	$2,793	$5,229	$(1,629)	$3,600
Trademarks and technology	433	(191)	242	445	(146)	299
Trademarks - indefinite-lived	589	—	589	611	—	611
Other	284	(64)	220	221	(49)	172
Total	$6,127	$(2,283)	$3,844	$6,506	$(1,824)	$4,682
The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2013		2012
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$55	12 years	$1,530	8 years
Trademarks and technology	27	12 years	79	4 years
Other	—		111	15 years
Total acquired finite-lived intangible assets	$82	12 years	$1,720	9 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2014	$500
2015	478
2016	449
2017	411
2018	332
Amortization expense relating to intangible assets for 2013, 2012 and 2011 was $519 million, $448 million and $361 million, respectively.

7.	Medical Costs and Medical Costs Payable
The following table provides details of the Company's net favorable medical cost development:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Related to Prior Years	$680	$860	$720
The net favorable development for the years ended December 31, 2013, 2012, and 2011 was primarily driven by lower than expected health system utilization levels. The years ended December 31, 2012 and 2011 were also impacted by increased efficiency in claims processing and handling.

The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2013	2012	2011
Medical costs payable, beginning of period	$11,004	$9,799	$9,220
Acquisitions	—	1,029	155
Reported medical costs:
Current year	89,970	81,086	75,052
Prior years	(680)	(860)	(720)
Total reported medical costs	89,290	80,226	74,332
Claim payments:
Payments for current year	(78,989)	(71,832)	(65,763)
Payments for prior year	(9,730)	(8,218)	(8,145)
Total claim payments	(88,719)	(80,050)	(73,908)
Medical costs payable, end of period	$11,575	$11,004	$9,799

8.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	December 31, 2013			December 31, 2012
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial Paper	$1,115	$1,115	$1,115	$1,587	$1,587	$1,587
4.875% notes due February 2013	—	—	—	534	534	536
4.875% notes due April 2013	—	—	—	409	411	413
4.750% notes due February 2014	172	173	173	172	178	180
5.000% notes due August 2014	389	397	400	389	411	414
Floating-rate notes due August 2014	250	250	250	—	—	—
4.875% notes due March 2015 (a)	416	431	436	416	444	453
0.850% notes due October 2015 (a)	625	624	628	625	623	627
5.375% notes due March 2016 (a)	601	641	657	601	660	682
1.875% notes due November 2016	400	398	408	400	397	412
5.360% notes due November 2016	95	95	107	95	95	110
6.000% notes due June 2017	441	479	506	441	489	528
1.400% notes due October 2017 (a)	625	613	617	625	622	626
6.000% notes due November 2017	156	168	178	156	170	191
6.000% notes due February 2018	1,100	1,116	1,271	1,100	1,120	1,339
1.625% notes due March 2019 (a)	500	489	481	—	—	—
3.875% notes due October 2020 (a)	450	435	474	450	442	499
4.700% notes due February 2021	400	416	436	400	417	466
3.375% notes due November 2021 (a)	500	472	494	500	512	533
2.875% notes due March 2022 (a)	1,100	981	1,046	1,100	998	1,128
0.000% notes due November 2022	15	9	10	15	9	11
2.750% notes due February 2023 (a)	625	563	572	625	619	631
2.875% notes due March 2023 (a)	750	729	698	—	—	—
5.800% notes due March 2036	850	845	935	850	845	1,025
6.500% notes due June 2037	500	495	593	500	495	659
6.625% notes due November 2037	650	645	786	650	645	860
6.875% notes due February 2038	1,100	1,084	1,370	1,100	1,084	1,510
5.700% notes due October 2040	300	298	329	300	298	364
5.950% notes due February 2041	350	348	397	350	348	440
4.625% notes due November 2041	600	593	567	600	593	641
4.375% notes due March 2042	502	486	459	502	486	521
3.950% notes due October 2042	625	611	530	625	611	622
4.250% notes due March 2043	750	740	673	—	—	—
Total U.S. dollar denominated debt	16,952	16,739	17,596	16,117	16,143	18,008
Cetip Interbank Deposit Rate (CDI) + 1.3% Subsidiary floating debt due October 2013	—	—	—	147	148	150
CDI + 1.45% Subsidiary floating debt due October 2014	—	—	—	147	149	150
110% CDI Subsidiary floating debt due December 2014	—	—	—	147	151	147
CDI + 1.6% Subsidiary floating debt due October 2015	—	—	—	74	76	76
Brazilian Extended National Consumer Price Index (IPCA) + 7.61% Subsidiary floating debt due October 2015	—	—	—	73	87	90
Total Brazilian real denominated debt (in U.S. dollars)	—	—	—	588	611	613
Total commercial paper and long-term debt	$16,952	$16,739	$17,596	$16,705	$16,754	$18,621

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
As of December 31, 2013, the Company’s long-term debt obligations also included $121 million of other financing obligations, of which $34 million were current.

Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2014	$1,969
2015	1,086
2016	1,140
2017	1,266
2018	1,116
Thereafter	10,283
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2013, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of December 31, 2013. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of December 31, 2013, the annual interest rates on both bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of December 31, 2013.
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
The following table summarizes the location and fair value of the interest rate swap fair value hedges on the Company’s Consolidated Balance Sheet:

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
December 31, 2013
Interest rate swap contracts	$6.2	$163	Other liabilities
December 31, 2012
Interest rate swap contracts	$2.8	$14	Other assets
		11	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Consolidated Statements of Operations:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Hedge - interest rate swap (loss) gain recognized in interest expense	$(166)	$3	$190
Hedged item - long-term debt gain (loss) recognized in interest expense	166	(3)	(190)
Net impact on the Company’s Consolidated Statements of Operations	$—	$—	$—

9.	Income Taxes
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

(in millions)	2013	2012	2011
Current Provision:
Federal	$3,004	$2,638	$2,608
State and local	237	150	150
Total current provision	3,241	2,788	2,758
Deferred provision	1	308	59
Total provision for income taxes	$3,242	$3,096	$2,817
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2013		2012		2011
Tax provision at the U.S. federal statutory rate	$3,120	35.0%	$3,018	35.0%	$2,785	35.0%
State income taxes, net of federal benefit	126	1.4	143	1.7	136	1.7
Settlement of state exams, net of federal benefit	1	—	2	—	(29)	(0.4)
Tax-exempt investment income	(53)	(0.6)	(59)	(0.7)	(63)	(0.8)
Non-deductible compensation	39	0.5	22	0.2	10	0.1
Other, net	9	0.1	(30)	(0.3)	(22)	(0.2)
Provision for income taxes	$3,242	36.4%	$3,096	35.9%	$2,817	35.4%
The higher effective income tax rate for 2013 as compared to 2012 primarily resulted from the favorable resolution of various one-time tax matters in 2012.

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2013	2012
Deferred income tax assets:
Accrued expenses and allowances	$284	$306
U.S. federal and state net operating loss carryforwards	257	276
Share-based compensation	200	238
Long-term liabilities	170	160
Medical costs payable and other policy liabilities	155	149
Non-U.S. tax loss carryforwards	110	126
Unearned revenues	65	64
Unrecognized tax benefits	38	25
Other-domestic	57	93
Other-non-U.S.	89	142
Subtotal	1,425	1,579
Less: valuation allowances	(207)	(271)
Total deferred income tax assets	1,218	1,308
Deferred income tax liabilities:
U.S. federal and state intangible assets	(1,207)	(1,335)
Non-U.S. goodwill and intangible assets	(453)	(640)
Capitalized software	(481)	(482)
Net unrealized gains on investments	(31)	(296)
Depreciation and amortization	(268)	(249)
Prepaid expenses	(137)	(113)
Other-non-U.S.	(7)	(179)
Total deferred income tax liabilities	(2,584)	(3,294)
Net deferred income tax liabilities	$(1,366)	$(1,986)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $111 million expire beginning in 2021 through 2033, state net operating loss carryforwards expire beginning in 2014 through 2033. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2013, the Company had $359 million of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2013	2012	2011
Gross unrecognized tax benefits, beginning of period	$81	$129	$220
Gross increases:
Current year tax positions	8	6	11
Prior year tax positions	5	18	10
Gross decreases:
Prior year tax positions	—	(48)	(34)
Settlements	—	(10)	(25)
Statute of limitations lapses	(5)	(14)	(53)
Gross unrecognized tax benefits, end of period	$89	$81	$129

The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Financial Statements. During 2013, the Company recognized $4 million of interest expense. The Company recognized tax benefits from the net reduction of interest and penalties accrued of $20 million and $12 million during the years ended December 31, 2012 and 2011, respectively. The Company had $27 million and $23 million of accrued interest and penalties for uncertain tax positions as of December 31, 2013 and 2012, respectively. These amounts are not included in the reconciliation above. As of December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $89 million.
The Company currently files income tax returns in the United States, various states and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2012 and prior. The Company’s 2013 tax year is under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to 2008. The Brazilian federal revenue service - Secretaria da Receita Federal (SRF) may audit the Company’s Brazilian subsidiaries for a period of five years from the date on which corporate income taxes should have been paid and/or the date when the tax return was filed. Estimated taxes are paid monthly in Brazil with an annual return due on June 30 following the end of the taxable year.
The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $33 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

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
In 2013, based on the 2012 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends that could have been paid by the Company’s U.S. regulated subsidiaries to their parent companies was $4.3 billion. For the year ended December 31, 2013, the Company’s regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $430 million of extraordinary dividends. For the year ended December 31, 2012, the Company’s regulated subsidiaries paid their parent companies dividends of $4.9 billion, including $1.2 billion of extraordinary dividends. As of December 31, 2013, $1.0 billion of the Company’s $7.3 billion of cash and cash equivalents was available for general corporate use.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of approximately $14.8 billion as of December 31, 2013. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $5.5 billion as of December 31, 2013.
Optum Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital, and Total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2013, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. Repurchases may be made from time to time in open market purchases or other types of transactions (including structured share repurchase programs), subject to certain Board restrictions. In June 2013, the Board renewed and expanded the Company’s share repurchase program with an authorization to repurchase up to 110 million shares of its common stock. During the year ended December 31, 2013, the Company repurchased 48 million shares at an average price of $65.52 per share and an aggregate cost of $3.2 billion. As of December 31, 2013, the Company had Board authorization to purchase up to an additional 83 million shares of its common stock.

Dividends
In June 2013, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Since June 2012, the Company had paid an annual cash dividend of $0.85 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
2013	$1.0525	$1,056
2012	0.8000	820
2011	0.6125	651

11.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted stock and restricted stock units (collectively, restricted shares). As of December 31, 2013, the Company had 35 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and 14 million of awards in restricted shares. As of December 31, 2013, there were also 17 million shares of common stock available for issuance under the ESPP.
Stock Options and SARs
Stock option and SAR activity for the year ended December 31, 2013 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	63	$45
Granted	8	58
Exercised	(28)	44
Forfeited	(2)	55
Outstanding at end of period	41	48	4.5	$1,121
Exercisable at end of period	30	46	3.1	879
Vested and expected to vest, end of period	40	48	4.5	1,110
Restricted Shares
Restricted share activity for the year ended December 31, 2013 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$46
Granted	4	58
Vested	(1)	38
Forfeited	(1)	51
Nonvested at end of period	11	50

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2013	2012	2011
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$19	$18	$15
Total intrinsic value of stock options and SARs exercised	592	559	327
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	58	52	42
Total fair value of restricted shares vested	$31	$716	$113
Employee Stock Purchase Plan
Number of shares purchased	3	3	3
Share-Based Compensation Items
Share-based compensation expense, before tax	$331	$421	$401
Share-based compensation expense, net of tax effects	239	299	260
Income tax benefit realized from share-based award exercises	206	461	170

(in millions, except years)	December 31, 2013
Unrecognized compensation expense related to share awards	$310
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	2013	2012	2011
Risk-free interest rate	1.0% - 1.6%	0.7% - 0.9%	0.9% - 2.3%
Expected volatility	41.0% - 43.0%	43.2% - 44.0%	44.3% - 45.1%
Expected dividend yield	1.4% - 1.6%	1.2% - 1.7%	1.0% - 1.4%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.3	5.3 - 5.6	4.9 - 5.0
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
Other Employee Benefit Plans
The Company also offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for the years ended December 31, 2013, 2012 and 2011.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within Long-Term Investments with an approximately equal amount in Other Liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $441 million and $348 million as of December 31, 2013 and 2012, respectively.

12.	Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates through 2028. Rent expense under all operating leases for 2013, 2012 and 2011 was $438 million, $334 million and $295 million, respectively.
As of December 31, 2013, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2014	$487
2015	452
2016	348
2017	299
2018	273
Thereafter	544
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of or for the years ended December 31, 2013, 2012 and 2011.
As of December 31, 2013, the Company had outstanding, undrawn letters of credit with financial institutions of $39 million and surety bonds outstanding with insurance companies of $499 million, primarily to bond contractual performance.
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI has never issued a penalty in excess of $8 million, CDI has advocated a penalty of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a non-binding proposed decision recommending a penalty in an amount that is not material to the Company’s results of operations, cash flows or financial condition. The matter is now before the California Insurance Commissioner, who has indicated that he will not adopt the administrative law judge’s proposed decision and will issue his own decision. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. In September 2013, the trial court reduced the overall award to $366 million following post-trial motions, and in December 2013, the Company filed a notice of appeal. Company plans are party to 41 additional individual lawsuits and two class actions relating to the outbreak. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and the Employee Retirement Income Security Act, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.
Government Investigations, Audits and Reviews
The Company has been, or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, U.S. Attorneys, the Securities and Exchange Commission (SEC), the IRS, the SRF, the U.S. Department of Labor, the FDIC and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare International because they have similar economic characteristics, products and services, customers, distribution methods and operational processes and operate in a similar regulatory environment. The U.S. businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide and active and retired military and their families through the TRICARE program (West Region). UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program, and other federal, state and community health care programs. UnitedHealthcare International is a diversified global health services business with a variety of offerings, including international commercial health and dental benefits.

•
OptumHealth serves the physical, emotional and financial needs of individuals, enabling consumer health management and integrated care delivery through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers access to networks of care provider specialists, health management services, integrated care delivery services, consumer engagement and relationship management and sales distribution platform services and financial services.

•
OptumInsight is a health care information, technology, operational services and consulting company providing software and information products, advisory consulting services, and business process outsourcing services and support to participants in the health care industry. Hospitals, physicians, commercial health plans, government agencies, life sciences companies and other organizations that comprise the health care system use OptumInsight to reduce costs, meet compliance mandates, improve clinical performance and adapt to the changing health system landscape.

•
OptumRx offers pharmacy benefit management services and programs including retail pharmacy network management services, mail order and specialty pharmacy services, manufacturer rebate contracting and administration, benefit plan design and consultation, claims processing, and a variety of clinical programs such as formulary management and compliance, drug utilization review and disease and drug therapy management services.

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
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 29%, 29%, and 28% for the years ended December 31, 2013, 2012 and 2011, respectively, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 95% and 99% of consolidated total revenues during the years ended December 31, 2013 and 2012, respectively. Substantially all revenue was U.S. generated revenue for the year ended December 31, 2011. Long-lived fixed assets located in the United States represented approximately 72% and 70% of the total long-lived fixed assets as of December 31, 2013 and 2012, respectively. The non-US revenues and fixed assets are primarily related to UnitedHealthcare International.
2014 Business Realignment
On January 1, 2014, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. The Company’s Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, will be included in OptumInsight’s results of operations. The Company’s periodic filings with the SEC beginning with the first quarter 2014 Form 10-Q will include historical segment results restated to reflect the effect of this realignment and will continue to present the same four reportable segments (UnitedHealthcare, OptumHealth, OptumInsight and OptumRx).

Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
2013
Revenues - external customers:
Premiums	$107,024	$2,533	$—	$—	$2,533	$—	$109,557
Services	6,180	819	1,902	96	2,817	—	8,997
Products	8	19	92	3,071	3,182	—	3,190
Total revenues - external customers	113,212	3,371	1,994	3,167	8,532	—	121,744
Total revenues - intersegment	—	6,357	1,179	20,839	28,375	(28,375)	—
Investment and other income	617	127	1	—	128	—	745
Total revenues	$113,829	$9,855	$3,174	$24,006	$37,035	$(28,375)	$122,489
Earnings from operations	$7,309	$976	$603	$735	$2,314	$—	$9,623
Interest expense	—	—	—	—	—	(708)	(708)
Earnings before income taxes	$7,309	$976	$603	$735	$2,314	$(708)	$8,915
Total assets	$62,545	$9,329	$5,971	$4,525	$19,825	$(488)	$81,882
Purchases of property, equipment and capitalized software	824	234	171	78	483	—	1,307
Depreciation and amortization	869	178	221	107	506	—	1,375
2012
Revenues - external customers:
Premiums	$97,985	$1,743	$—	$—	$1,743	$—	$99,728
Services	4,867	767	1,720	83	2,570	—	7,437
Products	—	21	87	2,665	2,773	—	2,773
Total revenues - external customers	102,852	2,531	1,807	2,748	7,086	—	109,938
Total revenues - intersegment	—	5,503	1,075	15,611	22,189	(22,189)	—
Investment and other income	567	113	—	—	113	—	680
Total revenues	$103,419	$8,147	$2,882	$18,359	$29,388	$(22,189)	$110,618
Earnings from operations	$7,815	$561	$485	$393	$1,439	$—	$9,254
Interest expense	—	—	—	—	—	(632)	(632)
Earnings before income taxes	$7,815	$561	$485	$393	$1,439	$(632)	$8,622
Total assets	$63,591	$8,274	$5,463	$3,466	$17,203	$91	$80,885
Purchases of property, equipment and capitalized software	585	184	165	136	485	—	1,070
Depreciation and amortization	794	193	210	112	515	—	1,309

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Total Optum	Corporate and Intersegment Eliminations	Consolidated
2011
Revenues - external customers:
Premiums	$90,487	$1,496	$—	$—	$1,496	$—	$91,983
Services	4,291	628	1,616	78	2,322	—	6,613
Products	—	24	96	2,492	2,612	—	2,612
Total revenues - external customers	94,778	2,148	1,712	2,570	6,430	—	101,208
Total revenues - intersegment	—	4,461	958	16,708	22,127	(22,127)	—
Investment and other income	558	95	1	—	96	—	654
Total revenues	$95,336	$6,704	$2,671	$19,278	$28,653	$(22,127)	$101,862
Earnings from operations	$7,203	$423	$381	$457	$1,261	$—	$8,464
Interest expense	—	—	—	—	—	(505)	(505)
Earnings before income taxes	$7,203	$423	$381	$457	$1,261	$(505)	$7,959
Total assets	$52,618	$6,756	$5,308	$3,503	$15,567	$(296)	$67,889
Purchases of property, equipment and capitalized software	635	168	175	89	432	—	1,067
Depreciation and amortization	680	154	195	95	444	—	1,124

14.	Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2013 and 2012 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2013
Revenues	$30,340	$30,408	$30,624	$31,117
Operating costs	28,201	28,007	27,993	28,665
Earnings from operations	2,139	2,401	2,631	2,452
Net earnings	1,240	1,436	1,570	1,427
Net earnings attributable to UnitedHealth Group common shareholders	1,192	1,436	1,570	1,427
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.17	1.42	1.56	1.43
Diluted	1.16	1.40	1.53	1.41
2012
Revenues	$27,282	$27,265	$27,302	$28,769
Operating costs	24,965	25,039	24,692	26,668
Earnings from operations	2,317	2,226	2,610	2,101
Net earnings	1,388	1,337	1,557	1,244
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.34	1.30	1.52	1.22
Diluted	1.31	1.27	1.50	1.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting as of December 31, 2013
UnitedHealth Group Incorporated and Subsidiaries’ (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2013, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2013. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller, and persons performing similar functions. The code of ethics, entitled The Code of Conduct: Our Principles of Ethics and Integrity, is posted on our website at www.unitedhealthgroup.com.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2013, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in millions)		(in millions)
Equity compensation plans approved by shareholders (1)	41	$48	52	(3)
Equity compensation plans not approved by shareholders (2)	—	—	—
Total (2)	41	$48	52

(1)	Consists of the UnitedHealth Group Incorporated 2011 Stock Incentive Plan, as amended, and the UnitedHealth Group 1993 ESPP, as amended.

(2)
Excludes 48,000 shares underlying stock options assumed by us in connection with our acquisition of the companies under whose plans the options originally were granted. These options have a weighted-average exercise price of $38 and an average remaining term of approximately 1.1 years. The options are administered pursuant to the terms of the plan under which the options originally were granted. No future awards will be granted under these acquired plans.

(3)
Includes 17 million shares of common stock available for future issuance under the Employee Stock Purchase Plan as of December 31, 2013, and 35 million shares available under the 2011 Stock Incentive Plan as of December 31, 2013. Shares available under the 2011 Stock Incentive Plan may become the subject of future awards in the form of stock options, SARs, restricted stock, restricted stock units, performance awards and other stock-based awards, except that only 14 million of these shares are available for future grants of awards other than stock options or SARs.

The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011.

•	Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

•	Notes to the Consolidated Financial Statements.

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
EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 30, 2007)

3.2
Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on October 26, 2009)

4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan
*10.3	Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan
*10.4
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.5
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.6
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.7
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.10
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.12
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.13
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.14
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.15
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.16
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.17
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.18
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.19
Summary of Non-Management Director Compensation, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

*10.20
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.21
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10K for the year ended December 31, 2009)

*10.22
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.23
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.24
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.25
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.26
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.27
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.28
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.29
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.30
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.31
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.32
Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.33
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.34	Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short
11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 12, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2014

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$822	$1,025
Short-term notes receivable from subsidiaries	11	2,889
Deferred income taxes and other current assets	214	225
Total current assets	1,047	4,139
Equity in net assets of subsidiaries	44,301	43,724
Long-term notes receivable from subsidiaries	4,215	—
Other assets	144	106
Total assets	$49,707	$47,969

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$335	$356
Note payable to subsidiary	215	175
Commercial paper and current maturities of long-term debt	1,935	2,541
Total current liabilities	2,485	3,072
Long-term debt, less current maturities	14,804	13,602
Deferred income taxes and other liabilities	269	117
Total liabilities	17,558	16,791
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 988 and 1,019 issued and outstanding	10	10
Additional paid-in capital	—	66
Retained earnings	33,047	30,664
Accumulated other comprehensive (loss) income	(908)	438
Total UnitedHealth Group shareholders’ equity	32,149	31,178
Total liabilities and shareholders’ equity	$49,707	$47,969
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Revenues:
Investment and other income	$252	$28	$3
Total revenues	252	28	3
Operating costs:
Operating costs	(9)	(2)	25
Interest expense	618	566	451
Total operating costs	609	564	476
Loss before income taxes	(357)	(536)	(473)
Benefit for income taxes	130	192	167
Loss of parent company	(227)	(344)	(306)
Equity in undistributed income of subsidiaries	5,852	5,870	5,448
Net earnings	5,625	5,526	5,142
Other comprehensive (loss) income	(1,346)	(23)	209
Comprehensive income	$4,279	$5,503	$5,351
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Operating activities
Cash flows from operating activities	$5,099	$6,116	$5,560
Investing activities
Issuance of notes to subsidiaries	(1,517)	(4,149)	—
Repayments of notes receivable from subsidiaries	275	—	—
Cash paid for acquisitions	(274)	(3,737)	(2,081)
Capital contributions to subsidiaries	(942)	(99)	(171)
Cash flows used for investing activities	(2,458)	(7,985)	(2,252)
Financing activities
Common stock repurchases	(3,170)	(3,084)	(2,994)
Proceeds from common stock issuances	598	1,078	381
Cash dividends paid	(1,056)	(820)	(651)
(Repayments of) proceeds from commercial paper, net	(474)	1,587	(933)
Proceeds from issuance of long term debt	2,235	3,966	2,234
Repayments of long-term debt	(943)	(986)	(955)
Interest rate swap termination	—	—	132
Proceeds of note from subsidiary	40	30	15
Other	(74)	(383)	53
Cash flows used for financing activities	(2,844)	1,388	(2,718)
(Decrease) increase in cash and cash equivalents	(203)	(481)	590
Cash and cash equivalents, beginning of period	1,025	1,506	916
Cash and cash equivalents, end of period	$822	$1,025	$1,506

Supplemental cash flow disclosures
Cash paid for interest	$618	$547	$418
Cash paid for income taxes	2,765	2,666	2,739
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
1.    Basis of Presentation
UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in Note 2 of Notes to the Consolidated Financial Statements.
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Transactions with Subsidiaries. During 2013, the parent company issued intercompany notes of $1.5 billion that were used primarily to fund the purchase of Amil’s remaining public shares. Additionally in 2013, the $2.6 billion term note issued in 2012 was reclassified to long-term. During 2012, the parent company completed a non-cash exchange of a $3.9 billion intercompany note to a subsidiary for a new term note of $2.6 billion and an equity interest of $1.3 billion.
Dividends. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $5.3 billion, $7.8 billion and $5.6 billion in 2013, 2012 and 2011, respectively.
3.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements. Long-term debt obligations of the parent company do not include the other financing obligations at a subsidiary that totaled $121 million at December 31, 2013 or the Brazilian real denominated debt of a subsidiary with a total par value of $588 million at December 31, 2012 disclosed therein.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2014	$1,935
2015	1,055
2016	1,134
2017	1,260
2018	1,116
Thereafter	10,239
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
Dated: February 12, 2014

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. HEMSLEY	Director, President and Chief Executive Officer (principal executive officer)	February 12, 2014
Stephen J. Hemsley
/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	February 12, 2014
David S. Wichmann
/s/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 12, 2014
Eric S. Rangen
*	Director	February 12, 2014
William C. Ballard, Jr.
*	Director	February 12, 2014
Edson Bueno
*	Director	February 12, 2014
Richard T. Burke
*	Director	February 12, 2014
Robert J. Darretta
*	Director	February 12, 2014
Michele J. Hooper
*	Director	February 12, 2014
Rodger A. Lawson
*	Director	February 12, 2014
Douglas W. Leatherdale
*	Director	February 12, 2014
Glenn M. Renwick
*	Director	February 12, 2014
Kenneth I. Shine
*	Director	February 12, 2014
Gail R. Wilensky

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact

EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 30, 2007)

3.2
Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on October 26, 2009)

4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan
*10.3	Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan
*10.4
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.5
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.6
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.7
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.10
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.12
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.13
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.14
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.15
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.16
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.17
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.18
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.19
Summary of Non-Management Director Compensation, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

*10.20
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.21
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10K for the year ended December 31, 2009)

*10.22
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.23
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.24
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.25
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.26
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.27
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.28
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.29
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.30
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.31
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.32
Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.33
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.34	Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short
11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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