Form 10-Q
period 2014-03-31
UNITEDHEALTH GROUP INC
filed 2014-05-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 30, 2014, there were 979,860,669 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS

UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,514	$7,276
Short-term investments	1,869	1,937
Accounts receivable, net	4,202	3,052
Other current receivables, net	3,624	3,998
Assets under management	2,780	2,757
Deferred income taxes	319	430
Prepaid expenses and other current assets	2,056	930
Total current assets	22,364	20,380
Long-term investments	19,377	19,605
Property, equipment and capitalized software, net	4,065	4,010
Goodwill	32,150	31,604
Other intangible assets, net	3,867	3,844
Other assets	2,799	2,439
Total assets	$84,622	$81,882
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$12,230	$11,575
Accounts payable and accrued liabilities	9,160	7,458
Other policy liabilities	5,247	5,279
Commercial paper and current maturities of long-term debt	2,241	1,969
Unearned revenues	1,838	1,600
Total current liabilities	30,716	27,881
Long-term debt, less current maturities	14,524	14,891
Future policy benefits	2,472	2,465
Deferred income taxes	1,831	1,796
Other liabilities	1,262	1,525
Total liabilities	50,805	48,558
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	1,268	1,175
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 984 and 988 issued and outstanding	10	10
Retained earnings	33,112	33,047
Accumulated other comprehensive loss	(573)	(908)
Total shareholders’ equity	32,549	32,149
Total liabilities and shareholders’ equity	$84,622	$81,882
See Notes to the Condensed Consolidated Financial Statements
UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Revenues:
Premiums	$28,115	$27,274
Services	2,404	2,112
Products	998	751
Investment and other income	191	203
Total revenues	31,708	30,340
Operating costs:
Medical costs	23,208	22,569
Operating costs	5,194	4,614
Cost of products sold	892	682
Depreciation and amortization	360	336
Total operating costs	29,654	28,201
Earnings from operations	2,054	2,139
Interest expense	(160)	(178)
Earnings before income taxes	1,894	1,961
Provision for income taxes	(795)	(721)
Net earnings	1,099	1,240
Earnings attributable to noncontrolling interests	—	(48)
Net earnings attributable to UnitedHealth Group common shareholders	$1,099	$1,192
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.12	$1.17
Diluted	$1.10	$1.16
Basic weighted-average number of common shares outstanding	983	1,016
Dilutive effect of common share equivalents	13	13
Diluted weighted-average number of common shares outstanding	996	1,029
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	9	16
Cash dividends declared per common share	$0.2800	$0.2125

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Net earnings	$1,099	$1,240
Other comprehensive income (loss):
Gross unrealized holding gains (losses) on investment securities during the period	166	(48)
Income tax effect	(61)	16
Total unrealized gains (losses), net of tax	105	(32)
Gross reclassification adjustment for net realized gains included in net earnings	(46)	(57)
Income tax effect	17	21
Total reclassification adjustment, net of tax	(29)	(36)
Total foreign currency translation gains	259	18
Other comprehensive income (loss)	335	(50)
Comprehensive income	1,434	1,190
Comprehensive income attributable to noncontrolling interests	—	(48)
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,434	$1,142

See Notes to the Condensed Consolidated Financial Statements
UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$32,149
Net earnings attributable to UnitedHealth Group common shareholders				1,099			1,099
Other comprehensive income					76	259	335
Issuances of common shares, and related tax effects	8	—	(6)				(6)
Share-based compensation, and related tax benefits			159				159
Common share repurchases	(12)	—	(153)	(758)			(911)
Cash dividends paid on common shares				(276)			(276)
Balance at March 31, 2014	984	$10	$—	$33,112	$130	$(703)	$32,549

Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				1,192			1,192
Other comprehensive (loss) income					(68)	18	(50)
Issuances of common shares, and related tax effects	4	—	84				84
Share-based compensation, and related tax benefits			112				112
Common share repurchases	(10)	—	(262)	(281)			(543)
Cash dividends paid on common shares				(216)			(216)
Balance at March 31, 2013	1,013	$10	$—	$31,359	$448	$(60)	$31,757

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating activities
Net earnings	$1,099	$1,240
Noncash items:
Depreciation and amortization	360	336
Deferred income taxes	99	131
Share-based compensation	105	99
Other, net	(65)	(41)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(990)	(463)
Other assets	(1,281)	(556)
Medical costs payable	387	673
Accounts payable and other liabilities	1,665	(237)
Other policy liabilities	(203)	—
Unearned revenues	232	(129)
Cash flows from operating activities	1,408	1,053
Investing activities
Purchases of investments	(2,914)	(2,824)
Sales of investments	2,235	1,282
Maturities of investments	825	1,195
Cash paid for acquisitions, net of cash assumed	(345)	(279)
Purchases of property, equipment and capitalized software	(353)	(323)
Other, net	(51)	45
Cash flows used for investing activities	(603)	(904)
Financing activities
Common stock repurchases	(911)	(543)
Cash dividends paid	(276)	(216)
Proceeds from common stock issuances	216	116
Repayments of long-term debt	(172)	(1,077)
Proceeds from commercial paper, net	9	130
Proceeds from issuance of long-term debt	—	2,235
Customer funds administered	818	962
Other, net	(257)	(104)
Cash flows (used for) from financing activities	(573)	1,503
Effect of exchange rate changes on cash and cash equivalents	6	(20)
Increase in cash and cash equivalents	238	1,632
Cash and cash equivalents, beginning of period	7,276	8,406
Cash and cash equivalents, end of period	$7,514	$10,038

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.Basis of Presentation
Basis of Presentation
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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC (2013 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
On January 1, 2014, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. The Company’s Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, are now included in OptumInsight’s results of operations. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 9 for segment financial information.
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
Accounting Policies
Industry Tax. The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation or ACA) include an annual, nondeductible insurance industry tax (Industry Tax) to be levied proportionally across the insurance industry for risk-based products beginning on January 1, 2014.
The Company estimates its liability for the Industry Tax based on a ratio of the Company’s net premiums written compared to the U.S. health insurance industry total net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Condensed Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Industry Tax liability was $1.3 billion and as of March 31, 2014 the unamortized asset was $1.0 billion. The Company has experienced a higher effective income tax rate in 2014 as compared to 2013 due to the nondeductible nature of the Industry Tax.
Premium Stabilization Programs. Beginning in 2014, Health Reform Legislation includes three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program.

The risk-adjustment provisions of Health Reform Legislation are permanent regulations and apply to market reform compliant individual and small group plans in the commercial markets. Under the program, each covered member is assigned a risk score based upon demographic information and applicable diagnostic codes from the current year paid claims, in order to determine an average risk score for each plan in a particular state and market risk pool. Generally, a plan with an average risk score that is less than the state’s average risk score will pay into a pool, while a plan with an average risk score that is greater than the state’s average risk score will receive money from the pool.
The risk corridors provisions of Health Reform Legislation will be in place for three years and are intended to limit the gains and losses of individual and small group qualified health plans operating in the exchanges. Plans are required to calculate the U.S. Department of Health and Human Services (HHS) risk corridor ratio of allowable costs (defined as medical claims plus quality improvement costs adjusted for the impact of reinsurance recoveries and the risk adjustment program) to the defined target amount (defined as actual premiums less defined allowable administrative costs inclusive of taxes and profits). Qualified health plans with ratios below 97% are required to make payments to HHS, while plans with ratios greater than 103% will receive funds from HHS.
The transitional reinsurance program is a temporary three year program that is funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. Only issuers of market reform compliant individual plans are eligible for reinsurance recoveries from the risk pools.
None of the Premium Stabilization Programs are expected to have a material impact on the Condensed Consolidated Financial Statements.
All other accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2013 10-K remain unchanged.
2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,851	$4	$(14)	$1,841
State and municipal obligations	6,623	162	(30)	6,755
Corporate obligations	7,109	134	(33)	7,210
U.S. agency mortgage-backed securities	2,261	20	(42)	2,239
Non-U.S. agency mortgage-backed securities	818	13	(5)	826
Total debt securities - available-for-sale	18,662	333	(124)	18,871
Equity securities - available-for-sale	1,835	18	(15)	1,838
Debt securities - held-to-maturity:
U.S. government and agency obligations	182	2	—	184
State and municipal obligations	28	—	—	28
Corporate obligations	327	—	—	327
Total debt securities - held-to-maturity	537	2	—	539
Total investments	$21,034	$353	$(139)	$21,248
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,211	$5	$(21)	$2,195
State and municipal obligations	6,902	147	(72)	6,977
Corporate obligations	7,265	130	(60)	7,335
U.S. agency mortgage-backed securities	2,256	23	(61)	2,218
Non-U.S. agency mortgage-backed securities	697	12	(7)	702
Total debt securities - available-for-sale	19,331	317	(221)	19,427
Equity securities - available-for-sale	1,576	9	(13)	1,572
Debt securities - held-to-maturity:
U.S. government and agency obligations	181	1	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	334	—	—	334
Total debt securities - held-to-maturity	543	1	—	544
Total investments	$21,450	$327	$(234)	$21,543

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of March 31, 2014 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2014	$100	$—	$—	$100
2013	157	—	—	157
2012	109	—	—	109
2011	18	—	—	18
2010	25	—	—	25
2009	7	—	—	7
Pre - 2009	395	2	13	410
U.S. agency mortgage-backed securities	2,237	2	—	2,239
Total	$3,048	$4	$13	$3,065
The Company includes any securities backed by Alt-A or subprime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of March 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,007	$2,019
Due after one year through five years	6,944	7,052
Due after five years through ten years	4,900	4,962
Due after ten years	1,732	1,773
U.S. agency mortgage-backed securities	2,261	2,239
Non-U.S. agency mortgage-backed securities	818	826
Total debt securities - available-for-sale	$18,662	$18,871
The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$81	$81
Due after one year through five years	235	235
Due after five years through ten years	132	134
Due after ten years	89	89
Total debt securities - held-to-maturity	$537	$539
The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$796	$(13)	$11	$(1)	$807	$(14)
State and municipal obligations	1,564	(24)	128	(6)	1,692	(30)
Corporate obligations	2,174	(26)	116	(7)	2,290	(33)
U.S. agency mortgage-backed securities	1,146	(33)	108	(9)	1,254	(42)
Non-U.S. agency mortgage-backed securities	289	(4)	31	(1)	320	(5)
Total debt securities - available-for-sale	$5,969	$(100)	$394	$(24)	$6,363	$(124)
Equity securities - available-for-sale	$167	$(15)	$—	$—	$167	$(15)
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,055	$(19)	$17	$(2)	$1,072	$(21)
State and municipal obligations	2,491	(62)	128	(10)	2,619	(72)
Corporate obligations	2,573	(51)	103	(9)	2,676	(60)
U.S. agency mortgage-backed securities	1,393	(51)	105	(10)	1,498	(61)
Non-U.S. agency mortgage-backed securities	289	(6)	26	(1)	315	(7)
Total debt securities - available-for-sale	$7,801	$(189)	$379	$(32)	$8,180	$(221)
Equity securities - available-for-sale	$180	$(13)	$—	$—	$180	$(13)
The unrealized losses from all securities as of March 31, 2014 were generated from approximately 5,200 positions out of a total of 20,700 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). Therefore, the Company believes these losses to be temporary. As of March 31, 2014, the Company did not have the intent to sell any of the securities in an unrealized loss position.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, private equity funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended March 31,
(in millions)	2014	2013
Total OTTI	$(3)	$(3)
Portion of loss recognized in other comprehensive income	—	—
Net OTTI recognized in earnings	(3)	(3)
Gross realized losses from sales	(10)	(1)
Gross realized gains from sales	59	61
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	46	57
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(17)	(21)
Realized gains, net of taxes	$29	$36

3.	Fair Value
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
The fair value hierarchy is summarized as follows:
Level 1 — Quoted prices (unadjusted) for identical assets/liabilities in active markets.
Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in nonactive markets (e.g., few transactions, limited information, noncurrent prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, implied volatilities, credit spreads); and

•	Inputs that are corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data.
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during 2014 or 2013.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2014 or 2013.
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
Debt and Equity Securities. Fair values of debt and equity securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, and, if necessary, makes adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and nonbinding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to prices reported by a secondary pricing source, such as its custodian, its investment consultant and third-party investment advisors. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and reviews of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
The fair values of Level 3 investments in venture capital portfolios are estimated using a market valuation technique that relies heavily on management assumptions and qualitative observations. Under the market approach, the fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The Company’s market modeling utilizes, as applicable, transactions for comparable companies in similar industries that also have similar revenue and growth characteristics and preferences in their capital structure. Key significant unobservable inputs in the market technique include implied earnings before interest, taxes, depreciation and amortization (EBITDA) multiples and revenue multiples. Additionally, the fair values of certain of the Company’s venture capital securities are based off of recent transactions in inactive markets for identical or similar securities. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements.
Throughout the procedures discussed above in relation to the Company’s processes for validating third-party pricing information, the Company validates the understanding of assumptions and inputs used in security pricing and determines the proper classification in the hierarchy based on that understanding.
AARP Program-related Investments. The Company provides health insurance products and services to members of AARP under a Supplemental Health Insurance Program (AARP Program). AARP Program-related investments consist of debt securities and other investments held to fund costs associated with the AARP Program and are priced and classified using the same methodologies as the Company’s investments in debt and equity securities.
Interest Rate Swaps. Fair values of the Company’s swaps are estimated using the terms of the swaps and publicly available information including market yield curves. Because the swaps are unique and not actively traded but are valued using other observable inputs, the fair values are classified as Level 2.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2014
Cash and cash equivalents	$7,511	$3	$—	$7,514
Debt securities - available-for-sale:
U.S. government and agency obligations	1,531	310	—	1,841
State and municipal obligations	—	6,755	—	6,755
Corporate obligations	29	7,141	40	7,210
U.S. agency mortgage-backed securities	—	2,239	—	2,239
Non-U.S. agency mortgage-backed securities	—	820	6	826
Total debt securities - available-for-sale	1,560	17,265	46	18,871
Equity securities - available-for-sale	1,513	12	313	1,838
Total assets at fair value	$10,584	$17,280	$359	$28,223
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$97	$—	$97
December 31, 2013
Cash and cash equivalents	$7,005	$271	$—	$7,276
Debt securities - available-for-sale:
U.S. government and agency obligations	1,750	445	—	2,195
State and municipal obligations	—	6,977	—	6,977
Corporate obligations	25	7,274	36	7,335
U.S. agency mortgage-backed securities	—	2,218	—	2,218
Non-U.S. agency mortgage-backed securities	—	696	6	702
Total debt securities - available-for-sale	1,775	17,610	42	19,427
Equity securities - available-for-sale	1,291	12	269	1,572
Total assets at fair value	$10,071	$17,893	$311	$28,275
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$163	$—	$163

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$184	$—	$—	$184	$182
State and municipal obligations	—	—	28	28	28
Corporate obligations	49	9	269	327	327
Total debt securities - held-to-maturity	$233	$9	$297	$539	$537
Long-term debt and other financing obligations	$—	$16,910	$—	$16,910	$15,641
December 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$181
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	9	278	334	334
Total debt securities - held-to-maturity	$229	$9	$306	$544	$543
Long-term debt and other financing obligations	$—	$16,602	$—	$16,602	$15,745
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2014			March 31, 2013
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$42	$269	$311	$17	$224	$241
Purchases	3	44	47	15	31	46
Sales	—	(4)	(4)	—	(21)	(21)
Net unrealized gains (losses) in accumulated other comprehensive income	1	4	5	—	(2)	(2)
Net realized gains in investment and other income	—	—	—	—	7	7
Balance at end of period	$46	$313	$359	$32	$239	$271
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
March 31, 2014
Equity securities - available-for-sale
Venture capital portfolios	$273	Market approach - comparable companies	Revenue multiple	1.0	6.0
			EBITDA multiple	8.0	9.0
	40	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$313
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $46 million of available-for-sale debt securities at March 31, 2014, which were not significant.

The Company elected to measure the entirety of the AARP Program assets under management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in the Company’s 2013 10-K for further detail on the AARP Program. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
March 31, 2014
Cash and cash equivalents	$240	$—	$240
Debt securities:
U.S. government and agency obligations	459	296	755
State and municipal obligations	—	67	67
Corporate obligations	—	1,097	1,097
U.S. agency mortgage-backed securities	—	394	394
Non-U.S. agency mortgage-backed securities	—	145	145
Total debt securities	459	1,999	2,458
Other investments	—	82	82
Total assets at fair value	$699	$2,081	$2,780
Other liabilities	$4	$16	$20
December 31, 2013
Cash and cash equivalents	$265	$—	$265
Debt securities:
U.S. government and agency obligations	426	301	727
State and municipal obligations	—	63	63
Corporate obligations	—	1,145	1,145
U.S. agency mortgage-backed securities	—	414	414
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	426	2,062	2,488
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$691	$2,066	$2,757
Other liabilities	$3	$11	$14

4.	Medicare Part D Pharmacy Benefits
Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2014			December 31, 2013
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$529	$184	$—	$881	$425	$—
Other policy liabilities	—	84	103	—	152	214
The Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discounts represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare & Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these contract elements are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. CMS provides prospective payments for the drug discounts, which the Company records as liabilities when received. The drug discounts are ultimately funded by the pharmaceutical manufacturers. The Company bills them for claims under the program and records those bills as receivables. Related cash flows are presented as customer funds administered within financing activities on the Condensed Consolidated Statements of Cash Flows.

Premiums from CMS are subject to risk-sharing provisions based on a comparison of the Company’s annual bid estimates of prescription drug costs and the actual costs incurred. Variances may result in CMS making additional payments to the Company or require the Company to remit funds to CMS subsequent to the end of the year. The Company records risk-share adjustments to premium revenue and to other current receivables or other policy liabilities on the Condensed Consolidated Balance Sheets. See Note 2 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in the Company’s 2013 10-K for further detail on Medicare Part D.

5.	Medical Cost Reserve Development
Favorable medical cost reserve development was $220 million and $280 million for the three months ended March 31, 2014 and 2013, respectively. In 2014, favorable development was driven by a number of individual factors that were not material. Lower than expected health system utilization levels were a significant driver in 2013.
6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	March 31, 2014			December 31, 2013
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,124	$1,124	$1,124	$1,115	$1,115	$1,115
4.750% notes due February 2014	—	—	—	172	173	173
5.000% notes due August 2014	389	395	396	389	397	400
Floating-rate notes due August 2014	250	250	250	250	250	250
4.875% notes due March 2015 (a)	416	429	433	416	431	436
0.850% notes due October 2015 (a)	625	624	628	625	624	628
5.375% notes due March 2016 (a)	601	637	654	601	641	657
1.875% notes due November 2016	400	398	409	400	398	408
5.360% notes due November 2016	95	95	106	95	95	107
6.000% notes due June 2017	441	476	502	441	479	506
1.400% notes due October 2017 (a)	625	613	623	625	613	617
6.000% notes due November 2017	156	167	178	156	168	178
6.000% notes due February 2018	1,100	1,115	1,266	1,100	1,116	1,271
1.625% notes due March 2019 (a)	500	491	486	500	489	481
3.875% notes due October 2020 (a)	450	441	476	450	435	474
4.700% notes due February 2021	400	415	441	400	416	436
3.375% notes due November 2021 (a)	500	480	507	500	472	494
2.875% notes due March 2022 (a)	1,100	1,001	1,069	1,100	981	1,046
0.000% notes due November 2022	15	10	11	15	9	10
2.750% notes due February 2023 (a)	625	577	588	625	563	572
2.875% notes due March 2023 (a)	750	745	711	750	729	698
5.800% notes due March 2036	850	845	989	850	845	935
6.500% notes due June 2037	500	495	628	500	495	593
6.625% notes due November 2037	650	646	837	650	645	786
6.875% notes due February 2038	1,100	1,085	1,447	1,100	1,084	1,370
5.700% notes due October 2040	300	298	350	300	298	329
5.950% notes due February 2041	350	348	419	350	348	397
4.625% notes due November 2041	600	593	603	600	593	567
4.375% notes due March 2042	502	486	488	502	486	459
3.950% notes due October 2042	625	611	566	625	611	530
4.250% notes due March 2043	750	740	714	750	740	673
Total commercial paper and long-term debt	$16,789	$16,630	$17,899	$16,952	$16,739	$17,596

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.

The Company’s long-term debt obligations also included $135 million and $121 million of other financing obligations, of which $43 million and $34 million were current as of March 31, 2014 and December 31, 2013, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2014, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of March 31, 2014. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2014, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of March 31, 2014.
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are considered to be highly effective hedges and all changes in the fair values of the swaps are recorded as adjustments to the carrying value of the related debt with no net impact recorded on the Condensed Consolidated Statements of Operations. Both the hedge fair value changes and the offsetting debt adjustments are recorded in interest expense on the Condensed Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, the Company had interest rate swap contracts with notional amounts of $6.2 billion. The fair values of these swap liabilities were $97 million and $163 million, as of March 31, 2014 and December 31, 2013, respectively, which were recorded in other liabilities on the Condensed Consolidated Balance Sheets.

7.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of nonqualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares). As of March 31, 2014, the Company had 24 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or nonqualified stock options, SARs and 11 million of awards in restricted shares.
Stock Options and SARs
Stock option and SAR activity for the three months ended March 31, 2014 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	41	$48
Granted	7	70
Exercised	(7)	46
Outstanding at end of period	41	52	5.5	$1,228
Exercisable at end of period	27	46	3.4	963
Vested and expected to vest, end of period	40	52	5.4	1,207
Restricted Shares
Restricted share activity for the three months ended March 31, 2014 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	11	$50
Granted	4	70
Vested	(6)	46
Nonvested at end of period	9	60
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended March 31,
	2014	2013
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$22	$19
Total intrinsic value of stock options and SARs exercised	212	83
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	70	57
Total fair value of restricted shares vested	414	—
Share-Based Compensation Items
Share-based compensation expense, before tax	105	99
Share-based compensation expense, net of tax effects	86	89
Income tax benefit realized from share-based award exercises	119	33

(in millions, except years)	March 31, 2014
Unrecognized compensation expense related to share awards	$587
Weighted-average years to recognize compensation expense	1.5
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.7%	1.0%
Expected volatility	39.6%	42.6%
Expected dividend yield	1.6%	1.5%
Forfeiture rate	5.0%	5.0%
Expected life in years	5.4	5.3
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI has never issued a penalty in excess of $8 million, CDI has advocated a penalty of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a penalty in an amount that is not material to the Company’s results of operations, cash flows or financial condition. The matter is now before the California Insurance Commissioner, who has indicated that he will not adopt the administrative law judge’s proposed decision and will issue his own decision. The Commissioner’s decision is subject to challenge in court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a fine or penalty is assessed.
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. The trial court reduced the overall award to $366 million. The Company is appealing the case. Company plans are party to 41 additional individual lawsuits and two class actions, at various procedural stages, relating to the outbreak. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and the Employee Retirement Income Security Act, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.
Government Investigations, Audits and Reviews
The Company has been, or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the Brazilian federal revenue service - the Secretaria da Receita Federal, the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and integrated care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. For more information on the Company’s segments see Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in the Company's 2013 10-K.
Prior period reportable segment financial information has been recast to conform to the 2014 presentation as discussed in Note 1. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2014
Revenues - external customers:
Premiums	$27,511	$604	$—	$—	$—	$604	$—	$28,115
Services	1,586	263	525	30	—	818	—	2,404
Products	1	7	26	964	—	997	—	998
Total revenues - external customers	29,098	874	551	994	—	2,419	—	31,517
Total revenues - intersegment	—	1,671	696	6,464	(115)	8,716	(8,716)	—
Investment and other income	156	35	—	—	—	35	—	191
Total revenues	$29,254	$2,580	$1,247	$7,458	$(115)	$11,170	$(8,716)	$31,708
Earnings from operations	$1,404	$211	$197	$242	$—	$650	$—	$2,054
Interest expense	—	—	—	—	—	—	(160)	(160)
Earnings before income taxes	$1,404	$211	$197	$242	$—	$650	$(160)	$1,894
Three Months Ended March 31, 2013
Revenues - external customers:
Premiums	$26,681	$593	$—	$—	$—	$593	$—	$27,274
Services	1,394	207	488	23	—	718	—	2,112
Products	2	5	19	725	—	749	—	751
Total revenues - external customers	28,077	805	507	748	—	2,060	—	30,137
Total revenues - intersegment	—	1,607	646	4,448	(108)	6,593	(6,593)	—
Investment and other income	173	30	—	—	—	30	—	203
Total revenues	$28,250	$2,442	$1,153	$5,196	$(108)	$8,683	$(6,593)	$30,340
Earnings from operations	$1,598	$220	$208	$113	$—	$541	$—	$2,139
Interest expense	—	—	—	—	—	—	(178)	(178)
Earnings before income taxes	$1,598	$220	$208	$113	$—	$541	$(178)	$1,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2013 10-K, including the Consolidated Financial Statements and Notes in Item II, Part 8, “Financial Statements” in that report. References to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.
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
Further information on our business is included in Part I, Item 1, “Business” in our 2013 10-K and additional information on our segments can be found in this Item 2 and in Note 9 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Business Trends
Our businesses participate in the U.S., Brazilian and certain other international health economies. In the United States, health care spending comprises approximately 18% of gross domestic product and has grown consistently for many years. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, including enacted health care reforms in the United States, which have impacted and could further impact our results of operations.
Pricing Trends. We seek to price our health care benefit products consistent with anticipated underlying medical trends, while balancing growth, margins, and competitive dynamics (such as product positioning and price competitiveness) and legislative and regulatory changes (such as cost increases for the Industry Tax provisions of Health Reform Legislation). Overall, we continue to be under pressure from ongoing market competition in commercial products and from government payment rates.
In some markets, competitors have adjusted their pricing to reflect recent medical cost trend experience as well as the implication of rate review rules, new benefit changes and fees from Health Reform Legislation. The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Generally, the industry has experienced lower medical costs trends due to moderated utilization, which has impacted pricing trends. Conversely, carriers have generally reflected the 2014 Industry Tax and reinsurance fees (together the ACA Fees) in their pricing.
We experienced an intensely competitive period of early renewals for commercial business, where many small group customers, with policies that would typically have renewed in early 2014, renewed early to avoid community rating and ACA related price increases. Additionally, over the last quarter we have seen intensified competitive pricing in several local markets, including for small group customers in a large market for us. If this trend continues, we could see further declines in risk-based membership.
Annual commercial premium rate increases are subject to federal and state review and approval procedures. We have experienced regulatory challenges to appropriate premium rate increases in several states, including California and New York. The competitive forces common in our markets do not support unjustifiable rate increases. Our rates and rate filings are developed using methods consistent with the standards of actuarial practice.
The Medicare Advantage rate structure is changing and funding has been cut in recent years, including in 2014, with additional reductions to take effect in 2015, as discussed below in “Regulatory Trends and Uncertainties.” We expect these factors to result in pressure on net earnings for our Medicare business in 2014 and 2015.

In general, we expect continued pressure on Medicaid net margin percentages due to the reimbursement rate environment. We continue to work with our state customers to advocate for actuarially sound rates that are commensurate with our medical cost trends, including fees and related taxes, and to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts.
Medical Cost Trends. Our medical cost trends are primarily related to unit costs, utilization and prescription drug costs. Consistent with recent years, our 2014 trend is expected to be driven primarily by continued unit cost pressure from health care providers. Although the weak economic environment combined with our medical cost management strategies has had a favorable impact on utilization trends in recent years, the impact of Health Reform Legislation and mandates in 2014 is exerting upward pressure on medical cost trends. Driving the increases are mandated essential health benefits and limits on out-of-pocket maximums. The primary drivers of prescription drug trends continue to be unit cost pressure on brand name drugs and a shift towards expensive new specialty medications, including new hepatitis C therapies.
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
Through expansion of our existing programs and the creation of new programs, we are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of March 31, 2014, we served more than 2 million people through the most progressive of these arrangements, including full-risk, shared-risk and bundled episode-of-care payment approaches.
This trend is creating needs for health management services that can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, providing growth opportunities for our Optum business platform.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of Health Reform Legislation and other regulatory items. For additional information regarding Health Reform Legislation and regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors” in our 2013 10-K.
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage rates have been cut over the last several years, including in 2014, with additional funding reductions to be phased-in through 2017 as a result of (a) CMS Medicare Advantage benchmark rates; (b) Health Reform Legislation; and (c) the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, which reduced Medicare Advantage and Medicare Part D payments, beginning April 1, 2013 (Sequestration). Additionally, the CMS final notice of 2015 Medicare Advantage benchmark rates and payment policies includes significant reductions to 2015 Medicare Advantage payments. These industry level reductions, including the impact of the Industry Tax described below, are expected to result in revenue reductions and incremental assessments totaling more than 6% of revenue in 2014 and more than an additional 3% in 2015, against a typical industry forward medical cost trend of 3%. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. Compared to 2013, and prior to any efforts to mitigate these funding reductions, we estimate that the net impact of these reductions and the Industry Tax on our full-year 2014 consolidated net earnings will be approximately $1.3 billion. These factors affected our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in 2014. Further, beginning in 2014, Medicare Advantage and Medicare Part D plans are required to have minimum medical loss ratios (MLRs) of 85%. We do not believe the minimum MLR standard will have a material impact on our consolidated financial results.
Health Reform Legislation directed HHS to establish a program to reward high-quality Medicare Advantage plans beginning in 2012. Accordingly, our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The current expanded stars bonus program that pays bonuses to qualifying plans rated 3 stars or higher expires after 2014. In 2015, quality bonus payments will be paid only to 4 and 5 star plans. For the 2014 payment year, approximately 57% of our current Medicare Advantage members are enrolled in plans rated 3.5 stars or higher and approximately 9% are enrolled in plans that will be rated 4 stars or higher. For the 2015 payment year, approximately 70% of our current Medicare Advantage members are enrolled in plans that will be rated 3.5 stars or higher and approximately 24% are enrolled in plans that will be rated 4 stars or higher.

The ongoing reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we can make and are making to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase member premiums over and above the monthly payments we receive from the government, and decide on a county-by-county basis where we will offer Medicare Advantage plans. The depth of the underfunding of these benefits caused us to exit certain plans and market areas for 2014 in which we served approximately 150,000 Medicare Advantage beneficiaries in 2013. In other markets, we may experience a reduction in membership in the plans with the greatest benefit cuts, but we expect stable or growing membership in our strongest markets. We are dedicating substantial resources to improving our quality scores and star ratings to improve the performance and sustainability of our local market programs for the 2016 payment year and beyond.
In the longer term, we also may be able to mitigate some of the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. As Medicare Advantage reimbursement changes, other products may become relatively more attractive to Medicare beneficiaries increasing the demand for other senior health benefits products such as our Medicare Supplement and stand-alone Medicare Part D insurance offerings.
Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes an Industry Tax levied proportionally across the health insurance industry for risk-based products, beginning January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year.
With the introduction of state health insurance exchanges and other significant market reforms in the individual and small group markets in 2014, Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs encompass: a transitional reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. The transitional reinsurance program (Reinsurance Program) is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. The total three year amount of $25 billion for the Reinsurance Program will be allocated as follows: $20 billion, subject to increases based on state decisions, to fund the reinsurance pool and $5 billion to fund the U.S. Treasury. While funding for the Reinsurance Program will come from all commercial lines of business, only market reform compliant individual business will be eligible for reinsurance recoveries.
We expect our share of the Industry Tax to be approximately $1.3 billion in 2014, which we began expensing ratably throughout the year on January 1, 2014. Our first annual payment is due in September 2014. Because this tax is not deductible, we estimate a significant increase of approximately 500 basis points (bps) in our 2014 effective income tax rate. We estimate that the full-year 2014 expense from tax deductible contributions to the Reinsurance Program will be approximately $0.5 billion in 2014, payable in 2015. We do not expect material payments or receipts related to the temporary risk corridors program, permanent risk adjustment program or reinsurance recoveries in 2014. Our 2014 results of operations include estimates related to these fees and programs. To the extent possible, we include the reform fees and related tax impacts in our pricing, which is expected to result in $1.4 billion to $1.6 billion of additional annual premiums in 2014. Since the Industry Tax and applicable Reinsurance Program fees, are included in operating costs, we expect our medical care ratio to decrease in 2014 compared to historical results; the cost of these fees is factored in, however, when calculating minimum MLR rebates. For detail on the Industry Tax and Premium Stabilization Programs, see Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Exchanges and Coverage Expansion. Across markets, we and our competitors are adapting product, network and marketing strategies to anticipate new or expanding distribution channels including public exchanges, private exchanges and off exchange purchasing. Effective in 2014, states have either created their own public exchange, entered a partnership exchange or relied on the federally facilitated exchange for individuals and small employers, with enrollment processes that commenced in October 2013. The exchanges have created new market dynamics that have impacted and could further impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, over time certain employers may no longer offer health benefits to their employees and some employers purchasing full-risk products could convert to self-funded programs. Conversely, in private exchanges, some employers may convert from self-funded programs to full-risk products. Our level of participation in public exchanges is determined on a state-by-state basis. Each state is evaluated based on factors such as growth opportunities, our current local presence, our competitive positioning, our ability to honor our commitments to our local customers and consumers, and the regulatory environment. In 2014, we are participating in 13 exchanges in 10 states and the District of Columbia, including four individual and nine small group exchanges.

Health Reform Legislation and related U.S. Supreme Court ruling also provide for optional expanded Medicaid coverage that became effective in January 2014. We participate in programs in 24 states and the District of Columbia, and of these, 12 states have opted to expand Medicaid for 2014. The Congressional Budget Office forecasts 12 million people will obtain coverage through Medicaid by the end of 2016, and we endeavor to build market share serving the needs of these beneficiaries and their state sponsors.
Individual and Small Group Market Reforms. Health Reform Legislation includes several provisions, for most individual and small group plans with plan years beginning on January 1, 2014, that have altered the individual and small group marketplace, including, among other matters: (a) adjusted community rating requirements, which change how individual and small group plans are priced in many states; (b) essential health benefit requirements that result in benefit changes for many individual and small group policyholders; (c) actuarial value requirements, which significantly impact benefit designs in the individual market, such as member cost sharing requirements; and (d) guaranteed issue requirements that obligate carriers to provide coverage to any qualified group or individual. These changes resulted in significant benefit design and pricing changes for a substantial portion of the fully insured individual and small group markets and a reduction in the number of states in which we offer policies to new individual customers.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages and per share data)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$28,115	$27,274	$841	3%
Services	2,404	2,112	292	14
Products	998	751	247	33
Investment and other income	191	203	(12)	(6)
Total revenues	31,708	30,340	1,368	5
Operating costs:
Medical costs	23,208	22,569	639	3
Operating costs	5,194	4,614	580	13
Cost of products sold	892	682	210	31
Depreciation and amortization	360	336	24	7
Total operating costs	29,654	28,201	1,453	5
Earnings from operations	2,054	2,139	(85)	(4)
Interest expense	(160)	(178)	(18)	(10)
Earnings before income taxes	1,894	1,961	(67)	(3)
Provision for income taxes	(795)	(721)	74	10
Net earnings	1,099	1,240	(141)	(11)
Earnings attributable to noncontrolling interests	—	(48)	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,099	$1,192	$(93)	(8)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.10	$1.16	$(0.06)	(5)%
Medical care ratio (a)	82.5%	82.7%	(0.2)%
Operating cost ratio	16.4	15.2	1.2
Operating margin	6.5	7.1	(0.6)
Tax rate	42.0	36.8	5.2
Net earnings margin	3.5	4.1	(0.6)
Return on equity (b)	13.6%	15.2%	(1.6)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select first quarter 2014 year-over-year operating comparisons to first quarter 2013 and other 2014 significant items.

•	Consolidated revenues increased by 5%, UnitedHealthcare revenues increased 4% and Optum revenues grew 29%.

•	ACA Fees have favorably affected our 2014 medical care ratio (100 bps), and unfavorably impacted our operating cost ratio (130 bps) and effective income tax rate (5%).

•	Earnings from operations decreased by 4%, including a decrease of 12% at UnitedHealthcare, which was partially offset by an increase of 20% at Optum.

•
Earnings per share to UnitedHealth Group shareholders decreased 5% and included the negative per share impact of $0.30 of Health Reform Legislation and $0.05 of Sequestration as well as Medicare Advantage funding actions of over $0.10 per share.

•	As of March 31, 2014, there was $1.0 billion of cash available for general corporate use and first quarter 2014 cash flows from operations were $1.4 billion.

2014 RESULTS OF OPERATIONS COMPARED TO 2013 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues during the three months ended March 31, 2014 were primarily driven by growth in the number of individuals served in our public and senior markets business and growth across Optum.
Medical Costs and Medical Care Ratio
Medical costs during the three months ended March 31, 2014 increased due to risk-based membership growth in our public and senior markets businesses. The medical care ratio benefited in the first quarter from billing ACA Fees, with this impact expected to increase slightly over the course of 2014 as these billings continue. The underlying ACA Fees increase operating costs and the effective income tax rate, as the Industry Tax is not tax deductible. The decrease in the medical care ratio was partially offset by spending on specialty medications to treat hepatitis C and year-over-year reduced levels of favorable medical cost reserve development.
Operating Costs
The increase in our operating costs during the three months ended March 31, 2014 was due to the introduction of ACA Fees, growth in the mix of services business and investments for growth.
Income Tax Rate
The increase in our income tax rate resulted primarily from the nondeductible Industry Tax.
See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, and “Industry Tax and Premium Stabilization Programs” earlier in this Item 2 for more information on ACA Fees.
Reportable Segments
Prior period segment financial information has been recast to conform to the 2014 presentation. See Notes 1 and 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013
Revenues
UnitedHealthcare	$29,254	$28,250	$1,004	4%
OptumHealth	2,580	2,442	138	6
OptumInsight	1,247	1,153	94	8
OptumRx	7,458	5,196	2,262	44
Optum eliminations	(115)	(108)	7	6
Optum	11,170	8,683	2,487	29
Eliminations	(8,716)	(6,593)	2,123	32
Consolidated revenues	$31,708	$30,340	$1,368	5%
Earnings from operations
UnitedHealthcare	$1,404	$1,598	$(194)	(12)%
OptumHealth	211	220	(9)	(4)
OptumInsight	197	208	(11)	(5)
OptumRx	242	113	129	114
Optum	650	541	109	20
Consolidated earnings from operations	$2,054	$2,139	$(85)	(4)%
Operating margin
UnitedHealthcare	4.8%	5.7%	(0.9)%
OptumHealth	8.2	9.0	(0.8)
OptumInsight	15.8	18.0	(2.2)
OptumRx	3.2	2.2	1.0
Optum	5.8	6.2	(0.4)
Consolidated operating margin	6.5%	7.1%	(0.6)%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013
UnitedHealthcare Employer & Individual	$10,957	$11,060	$(103)	(1)%
UnitedHealthcare Medicare & Retirement	11,502	11,180	322	3
UnitedHealthcare Community & State	5,174	4,438	736	17
UnitedHealthcare International	1,621	1,572	49	3
Total UnitedHealthcare revenue	$29,254	$28,250	$1,004	4%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2014	2013	2014 vs. 2013
Commercial risk-based	7,840	8,135	(295)	(4)%
Commercial fee-based	18,350	19,165	(815)	(4)
Commercial fee-based TRICARE	2,920	—	2,920	nm
Total commercial	29,110	27,300	1,810	7
Medicare Advantage	2,985	2,865	120	4
Medicaid	4,290	3,895	395	10
Medicare Supplement (Standardized)	3,625	3,325	300	9
Total public and senior	10,900	10,085	815	8
International	4,655	4,630	25	1
Total UnitedHealthcare - medical	44,665	42,015	2,650	6%
Supplemental Data:
Medicare Part D stand-alone	5,145	4,710	435	9%
nm= not meaningful
The total commercial enrollment increase was driven by the net effect of: (a) the TRICARE West Region Managed Care Support Contract, effective April 1, 2013; (b) the decrease in number of people served under commercial fee-based arrangements, primarily due to the loss of a large state employer account; and (c) the decrease in commercial risk-based enrollment as a result of disciplined pricing in a continued competitive environment and the decrease in individual policy customers due in part to customers moving to public exchanges. Medicare Advantage participation increased year-over-year due to solid execution in product design, marketing and local engagement, which drove sales growth, but was flat in the first quarter as we responded to significant funding reductions by exiting markets, reducing product offerings, adjusting networks and reducing benefits for 2014. Medicaid growth was primarily driven by Medicaid expansion under the ACA. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally grew by 25,000 year-over-year, but decreased 150,000 for the three months ended March 31, 2014, which reflects the strengthening of pricing in Brazil in response to regulatory requirements that are causing health care costs and utilization to rise. In our Medicare Part D stand-alone business, the number of people served increased primarily as a result of new product introductions and strong customer retention in the market.
UnitedHealthcare’s revenue growth during the three months ended March 31, 2014 included revenues to recover ACA Fees and revenue related to the growth in the number of individuals served in our public and senior markets businesses, partially offset by decreased commercial risk-based enrollment and a reduced level of Medicare Advantage funding.
UnitedHealthcare’s earnings from operations and operating margins for the three months ended March 31, 2014 decreased compared to the prior year as operating margins were pressured by ACA Fees, increased spending on specialty medications to treat hepatitis C, Medicare Advantage funding reductions and reduced levels of favorable development compared to the first quarter of 2013.

Optum
Total revenues increased for the three months ended March 31, 2014 primarily due to pharmacy growth at OptumRx from the insourcing of UnitedHealthcare commercial customers and external clients.
Optum’s earnings from operations for the three months ended March 31, 2014 increased compared to 2013 due to earnings growth at OptumRx, which was partially offset by investments to develop future growth opportunities for Optum overall, including costs related to distribution services; analytics services; and the launch of Optum360 revenue management services. The operating margin declined due to the increased mix of comparatively lower margin pharmacy service revenues in Optum’s business.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth for the three months ended March 31, 2014 primarily due to expansions in consumer services, partially offset by lower behavioral health revenues.
Earnings from operations and operating margins for the three months ended March 31, 2014 decreased primarily due to future growth investments.
OptumInsight
Revenue at OptumInsight for the three months ended March 31, 2014 increased primarily due to the growth in Optum360 revenue management and government health care exchange services, partially offset by decreases in hospital clinical compliance services.
The decreased earnings from operations and operating margins for the three months ended March 31, 2014 reflected changes in product mix and investments for future growth.
OptumRx
Increased OptumRx revenue for the three months ended March 31, 2014 was due to the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs and growth in UnitedHealthcare Medicare Part D members and from external clients.
Earnings from operations and operating margins for the three months ended March 31, 2014 increased primarily due to strong revenue growth, overall expense control, and greater use of generic medications.
LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
Liquidity
Introduction
We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short-term and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before noncash expenses.
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
For the three months ended March 31, 2014, our U.S. regulated subsidiaries paid their parent companies $1.7 billion, and we had approximately $2.5 billion in ordinary dividend capacity remaining. For the twelve months ended December 31, 2013, our regulated subsidiaries paid their parent companies dividends of $3.2 billion.
Our nonregulated businesses also generate cash flows from operations that are available for general corporate use. Cash flows generated by these entities, combined with dividends from our regulated entities and financing through the issuance of long-term debt as well as issuance of commercial paper or the ability to draw under our committed credit facilities, further strengthen our operating and financial flexibility. We use these cash flows to expand our businesses through acquisitions, reinvest in our businesses through capital expenditures, repay debt, and return capital to our shareholders through shareholder dividends and/or repurchases of our common stock, depending on market conditions.

Summary of our Major Sources and Uses of Cash

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2014	2013	2014 vs. 2013
Sources of cash:
Cash provided by operating activities	$1,408	$1,053	$355
Customer funds administered	818	962	(144)
Proceeds from common stock issuances	216	116	100
Sales and maturities of investments, net of purchases	146	—	146
Proceeds from issuances of long-term debt and commercial paper	9	2,365	(2,356)
Other	—	45	(45)
Total sources of cash	2,597	4,541
Uses of cash:
Common stock repurchases	(911)	(543)	(368)
Purchases of property, equipment and capitalized software, net	(353)	(323)	(30)
Cash paid for acquisitions, net of cash assumed	(345)	(279)	(66)
Cash dividends paid	(276)	(216)	(60)
Repayments of long-term debt	(172)	(1,077)	905
Purchases of investments, net of sales and maturities	—	(347)	347
Other	(308)	(104)	(204)
Total uses of cash	(2,365)	(2,889)
Effect of exchange rate changes on cash and cash equivalents	6	(20)	26
Net increase in cash	$238	$1,632	$(1,394)
2014 Cash Flows Compared to 2013 Cash Flows
Cash flows provided by operating activities in 2014 increased primarily due to: (a) collection of ACA Fees in advance of remittance, which occurs in the third quarter of 2014 for the Industry Tax and is expected to occur in 2015 for the remittance of reinsurance contributions; (b) increased unearned premiums related to year-over-year timing and membership growth; partially offset by (c) increased government receivables.
Other significant changes in sources or uses of cash year-over-year included: (a) a decrease in net proceeds from commercial paper and long-term debt as we issued debt in the first quarter of 2013; (b) increased repurchases of common stock; and (c) increased sales of investments.
Financial Condition
As of March 31, 2014, our cash, cash equivalent and available-for-sale investment balances of $28.2 billion included $7.5 billion of cash and cash equivalents (of which $1.0 billion was available for general corporate use), $18.9 billion of debt securities and $1.8 billion of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $359 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.6 years and a weighted-average credit rating of “AA” as of March 31, 2014. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper. We maintain a $4.0 billion commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers. The commercial paper program is supported by the bank credit facilities described below. As of March 31, 2014, we had $1.1 billion of commercial paper outstanding at a weighted-average annual interest rate of 0.2%.
Bank Credit Facilities. We have $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for our commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of March 31, 2014. The interest rates on borrowings are variable depending on term and are calculated based on the LIBOR plus a credit spread based on our senior unsecured credit ratings. As of March 31, 2014, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.0% as of March 31, 2014. We were in compliance with our debt covenants as of March 31, 2014.
Long-term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
Credit Ratings. Our credit ratings at March 31, 2014 were as follows:

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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. The objectives of the share repurchase program are to optimize our capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including structured repurchase programs), subject to certain Board restrictions. In June 2013, our Board renewed and expanded our share repurchase program with an authorization to repurchase up to 110 million shares of our common stock. As of March 31, 2014, we had Board authorization to purchase up to an additional 71 million shares of our common stock.
Dividends. In June 2013, our Board of Directors increased our cash dividend to shareholders to an annual dividend rate of $1.12 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013 was disclosed in our 2013 10-K. During the three months ended March 31, 2014, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have determined that there have been no recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
In preparing these Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and factor in known and projected trends. On an ongoing basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.
Our critical accounting estimates include medical costs, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2013 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in our 2013 10-K and Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the PSLRA. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.
Some factors that could cause results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and potential effects of a prolonged U.S. government shutdown or debt ceiling constraints; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with patient privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; the impact of fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; potential downgrades in our credit ratings; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; failure to protect against cyber-attacks or other privacy or data security incidents; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our 2013 10-K. Any or all forward-looking statements we make may turn out to be wrong, and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws.
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
As of March 31, 2014, we had $8.7 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $8.6 billion of our commercial paper, debt and deposit liabilities as of March 31, 2014 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of March 31, 2014, $18.2 billion of our investments were fixed-rate debt securities and $10.5 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% or 2% as of March 31, 2014 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2014
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$174	$172	$(1,441)	$(1,894)
1	87	86	(736)	(1,034)
(1)	(38)	(13)	687	1,243
(2)	nm	nm	1,203	2,681
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2014, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2014, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
We have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of Amil’s operating results at the average exchange rate over the accounting period, and Amil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign currency assets and liabilities into U.S. dollars are included in shareholders’ equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of March 31, 2014, a hypothetical 10% and 20% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $500 million and $915 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of March 31, 2014, we had $1.8 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; private equity funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in private equity are subject to conditions affecting health care and technology stocks, and dividend paying equities are subject to more general market conditions.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFROMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 8 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2013 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2013 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
There have been no material changes to the risk factors disclosed in our 2013 10-K.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2014

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2014	10	$75	10	73
February 28, 2014	—	—	—	73
March 31, 2014	2	75	2	71
Total	12	$75	12

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
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated as of November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	May 6, 2014
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	May 6, 2014
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 6, 2014
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated as of November 15, 1998, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.