Form 10-Q
period 2014-06-30
UNITEDHEALTH GROUP INC
filed 2014-08-04
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 31, 2014, there were 971,624,800 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS

UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,412	$7,276
Short-term investments	1,877	1,937
Accounts receivable, net	5,383	3,052
Other current receivables, net	4,041	3,998
Assets under management	2,791	2,757
Deferred income taxes	496	430
Prepaid expenses and other current assets	1,851	930
Total current assets	22,851	20,380
Long-term investments	19,274	19,605
Property, equipment and capitalized software, net	4,267	4,010
Goodwill	32,462	31,604
Other intangible assets, net	3,791	3,844
Other assets	2,821	2,439
Total assets	$85,466	$81,882
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$12,305	$11,575
Accounts payable and accrued liabilities	9,625	7,458
Other policy liabilities	5,247	5,279
Commercial paper and current maturities of long-term debt	2,117	1,969
Unearned revenues	1,482	1,600
Total current liabilities	30,776	27,881
Long-term debt, less current maturities	14,630	14,891
Future policy benefits	2,479	2,465
Deferred income taxes	2,011	1,796
Other liabilities	1,332	1,525
Total liabilities	51,228	48,558
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,303	1,175
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 973 and 988 issued and outstanding	10	10
Retained earnings	33,215	33,047
Accumulated other comprehensive loss	(290)	(908)
Total shareholders’ equity	32,935	32,149
Total liabilities and shareholders’ equity	$85,466	$81,882
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenues:
Premiums	$28,840	$27,220	$56,955	$54,494
Services	2,447	2,244	4,851	4,356
Products	1,037	749	2,035	1,500
Investment and other income	250	195	441	398
Total revenues	32,574	30,408	64,282	60,748
Operating costs:
Medical costs	23,523	22,173	46,731	44,742
Operating costs	5,206	4,825	10,400	9,439
Cost of products sold	929	669	1,821	1,351
Depreciation and amortization	364	340	724	676
Total operating costs	30,022	28,007	59,676	56,208
Earnings from operations	2,552	2,401	4,606	4,540
Interest expense	(155)	(176)	(315)	(354)
Earnings before income taxes	2,397	2,225	4,291	4,186
Provision for income taxes	(989)	(789)	(1,784)	(1,510)
Net earnings	1,408	1,436	2,507	2,676
Earnings attributable to noncontrolling interests	—	—	—	(48)
Net earnings attributable to UnitedHealth Group common shareholders	$1,408	$1,436	$2,507	$2,628
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.44	$1.42	$2.56	$2.60
Diluted	$1.42	$1.40	$2.52	$2.56
Basic weighted-average number of common shares outstanding	979	1,009	981	1,012
Dilutive effect of common share equivalents	12	17	13	15
Diluted weighted-average number of common shares outstanding	991	1,026	994	1,027
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	9	9	13
Cash dividends declared per common share	$0.3750	$0.2800	$0.6550	$0.4925

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net earnings	$1,408	$1,436	$2,507	$2,676
Other comprehensive income (loss):
Gross unrealized holding gains (losses) on investment securities during the period	314	(453)	480	(501)
Income tax effect	(114)	165	(175)	181
Total unrealized gains (losses), net of tax	200	(288)	305	(320)
Gross reclassification adjustment for net realized gains included in net earnings	(107)	(49)	(153)	(106)
Income tax effect	39	18	56	39
Total reclassification adjustment, net of tax	(68)	(31)	(97)	(67)
Total foreign currency translation gains (losses)	151	(604)	410	(586)
Other comprehensive income (loss)	283	(923)	618	(973)
Comprehensive income	1,691	513	3,125	1,703
Comprehensive income attributable to noncontrolling interests	—	—	—	(48)
Comprehensive income attributable to UnitedHealth Group common shareholders	$1,691	$513	$3,125	$1,655

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$32,149
Net earnings attributable to UnitedHealth Group common shareholders				2,507			2,507
Other comprehensive income					208	410	618
Issuances of common shares, and related tax effects	10	—	23				23
Share-based compensation, and related tax benefits			217				217
Common share repurchases	(25)	—	(240)	(1,697)			(1,937)
Cash dividends paid on common shares				(642)			(642)
Balance at June 30, 2014	973	$10	$—	$33,215	$262	$(552)	$32,935

Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				2,628			2,628
Other comprehensive loss					(387)	(586)	(973)
Issuances of common shares, and related tax effects	10	—	228				228
Share-based compensation, and related tax benefits			207				207
Common share repurchases	(23)	—	(445)	(889)			(1,334)
Acquisition of noncontrolling interests			(56)				(56)
Cash dividends paid on common shares				(497)			(497)
Balance at June 30, 2013	1,006	$10	$—	$31,906	$129	$(664)	$31,381

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
Operating activities
Net earnings	$2,507	$2,676
Noncash items:
Depreciation and amortization	724	676
Deferred income taxes	(16)	100
Share-based compensation	188	176
Other, net	(148)	(86)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(2,131)	(952)
Other assets	(1,135)	(661)
Medical costs payable	560	792
Accounts payable and other liabilities	2,219	107
Other policy liabilities	(218)	(41)
Unearned revenues	(128)	(260)
Cash flows from operating activities	2,422	2,527
Investing activities
Purchases of investments	(5,477)	(5,942)
Sales of investments	4,393	2,924
Maturities of investments	1,544	2,718
Cash paid for acquisitions, net of cash assumed	(523)	(284)
Purchases of property, equipment and capitalized software	(716)	(625)
Proceeds from disposal of property, equipment and capitalized software	—	146
Other, net	(99)	45
Cash flows used for investing activities	(878)	(1,018)
Financing activities
Acquisition of noncontrolling interest shares	—	(1,474)
Common stock repurchases	(1,937)	(1,334)
Cash dividends paid	(642)	(497)
Proceeds from common stock issuances	267	314
Repayments of long-term debt	(172)	(1,560)
Repayments of commercial paper, net	(101)	(688)
Proceeds from issuance of long-term debt	—	2,235
Customer funds administered	333	855
Other, net	(170)	(18)
Cash flows used for financing activities	(2,422)	(2,167)
Effect of exchange rate changes on cash and cash equivalents	14	(94)
Decrease in cash and cash equivalents	(864)	(752)
Cash and cash equivalents, beginning of period	7,276	8,406
Cash and cash equivalents, end of period	$6,412	$7,654

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
On January 1, 2014, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. The Company’s Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, are now included in OptumInsight’s results of operations. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 10 for segment financial information.
Use of Estimates
These Condensed Consolidated Financial Statements include certain amounts based on the Company’s best estimates and judgments. The Company’s most significant estimates relate to estimates and judgments for medical costs payable and revenues, valuation and impairment analysis of goodwill and other intangible assets, estimates of other policy liabilities and other current receivables, valuations of certain investments, and estimates and judgments related to income taxes and contingent liabilities. Certain of these estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.
Accounting Policies
Industry Tax. The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation or ACA) include an annual, nondeductible insurance industry tax (Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products that began on January 1, 2014.
The Company estimates its liability for the Industry Tax based on a ratio of the Company’s applicable net premiums written compared to the U.S. health insurance industry total applicable net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Condensed Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Industry Tax liability was $1.3 billion and as of June 30, 2014 the unamortized asset was $660 million. The Company has experienced a higher effective income tax rate in 2014 as compared to 2013 due to the nondeductible nature of the Industry Tax.
Premium Stabilization Programs. Since the beginning of 2014, Health Reform Legislation has included three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program (Reinsurance Program).

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
The risk corridors provisions of Health Reform Legislation will be in place for three years and are intended to limit the gains and losses of individual and small group qualified health plans. Plans are required to calculate the U.S. Department of Health and Human Services (HHS) risk corridor ratio of allowable costs (defined as medical claims plus quality improvement costs adjusted for the impact of reinsurance recoveries and the risk adjustment program) to the defined target amount (defined as actual premiums less defined allowable administrative costs inclusive of taxes and profits). Qualified health plans with ratios below 97% are required to make payments to HHS, while plans with ratios greater than 103% will receive funds from HHS.
The Reinsurance Program is a temporary three year program that is funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. Only issuers of market reform compliant individual plans are eligible for reinsurance recoveries from the risk pools.
None of the Premium Stabilization Programs are expected to have a material impact on the Condensed Consolidated Financial Statements.
All other accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2013 10-K remain unchanged.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,693	$6	$(1)	$1,698
State and municipal obligations	6,549	220	(7)	6,762
Corporate obligations	7,284	162	(12)	7,434
U.S. agency mortgage-backed securities	2,092	36	(11)	2,117
Non-U.S. agency mortgage-backed securities	847	15	(2)	860
Total debt securities - available-for-sale	18,465	439	(33)	18,871
Equity securities - available-for-sale	1,727	24	(11)	1,740
Debt securities - held-to-maturity:
U.S. government and agency obligations	187	3	—	190
State and municipal obligations	28	—	—	28
Corporate obligations	325	—	—	325
Total debt securities - held-to-maturity	540	3	—	543
Total investments	$20,732	$466	$(44)	$21,154
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,211	$5	$(21)	$2,195
State and municipal obligations	6,902	147	(72)	6,977
Corporate obligations	7,265	130	(60)	7,335
U.S. agency mortgage-backed securities	2,256	23	(61)	2,218
Non-U.S. agency mortgage-backed securities	697	12	(7)	702
Total debt securities - available-for-sale	19,331	317	(221)	19,427
Equity securities - available-for-sale	1,576	9	(13)	1,572
Debt securities - held-to-maturity:
U.S. government and agency obligations	181	1	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	334	—	—	334
Total debt securities - held-to-maturity	543	1	—	544
Total investments	$21,450	$327	$(234)	$21,543

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of June 30, 2014 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2014	$157	$—	$—	$157
2013	171	—	—	171
2012	88	—	—	88
2011	18	—	—	18
2010	24	—	—	24
2009	7	—	—	7
Pre - 2009	380	2	13	395
U.S. agency mortgage-backed securities	2,115	2	—	2,117
Total	$2,960	$4	$13	$2,977
The Company includes any securities backed by Alt-A or subprime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of June 30, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,975	$1,986
Due after one year through five years	7,046	7,179
Due after five years through ten years	4,754	4,900
Due after ten years	1,751	1,829
U.S. agency mortgage-backed securities	2,092	2,117
Non-U.S. agency mortgage-backed securities	847	860
Total debt securities - available-for-sale	$18,465	$18,871
The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$82	$82
Due after one year through five years	231	231
Due after five years through ten years	130	131
Due after ten years	97	99
Total debt securities - held-to-maturity	$540	$543

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$—	$—	$61	$(1)	$61	$(1)
State and municipal obligations	349	(2)	332	(5)	681	(7)
Corporate obligations	765	(3)	479	(9)	1,244	(12)
U.S. agency mortgage-backed securities	—	—	402	(11)	402	(11)
Non-U.S. agency mortgage-backed securities	—	—	139	(2)	139	(2)
Total debt securities - available-for-sale	$1,114	$(5)	$1,413	$(28)	$2,527	$(33)
Equity securities - available-for-sale	$108	$(7)	$59	$(4)	$167	$(11)
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,055	$(19)	$17	$(2)	$1,072	$(21)
State and municipal obligations	2,491	(62)	128	(10)	2,619	(72)
Corporate obligations	2,573	(51)	103	(9)	2,676	(60)
U.S. agency mortgage-backed securities	1,393	(51)	105	(10)	1,498	(61)
Non-U.S. agency mortgage-backed securities	289	(6)	26	(1)	315	(7)
Total debt securities - available-for-sale	$7,801	$(189)	$379	$(32)	$8,180	$(221)
Equity securities - available-for-sale	$180	$(13)	$—	$—	$180	$(13)
The Company’s unrealized losses from all securities as of June 30, 2014 were generated from approximately 2,800 positions out of a total of 21,300 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of June 30, 2014, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Total OTTI	$(4)	$(1)	$(7)	$(4)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(4)	(1)	(7)	(4)
Gross realized losses from sales	(29)	(2)	(39)	(3)
Gross realized gains from sales	140	52	199	113
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	107	49	153	106
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(39)	(18)	(56)	(39)
Realized gains, net of taxes	$68	$31	$97	$67

3.	Fair Value
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
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2014 or 2013.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2014
Cash and cash equivalents	$6,402	$10	$—	$6,412
Debt securities - available-for-sale:
U.S. government and agency obligations	1,445	253	—	1,698
State and municipal obligations	—	6,762	—	6,762
Corporate obligations	19	7,365	50	7,434
U.S. agency mortgage-backed securities	—	2,117	—	2,117
Non-U.S. agency mortgage-backed securities	—	853	7	860
Total debt securities - available-for-sale	1,464	17,350	57	18,871
Equity securities - available-for-sale	1,426	12	302	1,740
Total assets at fair value	$9,292	$17,372	$359	$27,023
Percentage of total assets at fair value	35%	64%	1%	100%
Interest rate swap liabilities	$—	$30	$—	$30
December 31, 2013
Cash and cash equivalents	$7,005	$271	$—	$7,276
Debt securities - available-for-sale:
U.S. government and agency obligations	1,750	445	—	2,195
State and municipal obligations	—	6,977	—	6,977
Corporate obligations	25	7,274	36	7,335
U.S. agency mortgage-backed securities	—	2,218	—	2,218
Non-U.S. agency mortgage-backed securities	—	696	6	702
Total debt securities - available-for-sale	1,775	17,610	42	19,427
Equity securities - available-for-sale	1,291	12	269	1,572
Total assets at fair value	$10,071	$17,893	$311	$28,275
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$163	$—	$163

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$190	$—	$—	$190	$187
State and municipal obligations	—	—	28	28	28
Corporate obligations	50	9	266	325	325
Total debt securities - held-to-maturity	$240	$9	$294	$543	$540
Long-term debt and other financing obligations	$—	$17,256	$—	$17,256	$15,733
December 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$181
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	9	278	334	334
Total debt securities - held-to-maturity	$229	$9	$306	$544	$543
Long-term debt and other financing obligations	$—	$16,602	$—	$16,602	$15,745

The carrying amounts reported on the Condensed Consolidated Balance Sheets for other financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2014
Balance at beginning of period	$46	$313	$359	$42	$269	$311
Purchases	10	6	16	13	50	63
Sales	—	(147)	(147)	—	(151)	(151)
Net unrealized gains in accumulated other comprehensive income	1	6	7	2	10	12
Net realized gains in investment and other income	—	124	124	—	124	124
Balance at end of period	$57	$302	$359	$57	$302	$359
June 30, 2013
Balance at beginning of period	$32	$239	$271	$17	$224	$241
Purchases	7	11	18	22	42	64
Sales	—	—	—	—	(21)	(21)
Net unrealized losses in accumulated other comprehensive income	(1)	(4)	(5)	(1)	(6)	(7)
Net realized (losses) gains in investment and other income	—	(1)	(1)	—	6	6
Balance at end of period	$38	$245	$283	$38	$245	$283

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
June 30, 2014
Equity securities - available-for-sale
Venture capital portfolios	$259	Market approach - comparable companies	Revenue multiple	1.0	5.0
			EBITDA multiple	8.0	10.0
	43	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$302
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $57 million of available-for-sale debt securities at June 30, 2014, which were not significant.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
June 30, 2014
Cash and cash equivalents	$230	$—	$230
Debt securities:
U.S. government and agency obligations	422	283	705
State and municipal obligations	—	79	79
Corporate obligations	—	1,168	1,168
U.S. agency mortgage-backed securities	—	383	383
Non-U.S. agency mortgage-backed securities	—	147	147
Total debt securities	422	2,060	2,482
Other investments	—	79	79
Total assets at fair value	$652	$2,139	$2,791
Other liabilities	$6	$14	$20
December 31, 2013
Cash and cash equivalents	$265	$—	$265
Debt securities:
U.S. government and agency obligations	426	301	727
State and municipal obligations	—	63	63
Corporate obligations	—	1,145	1,145
U.S. agency mortgage-backed securities	—	414	414
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	426	2,062	2,488
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$691	$2,066	$2,757
Other liabilities	$3	$11	$14

4.	Medicare Part D Pharmacy Benefits
Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2014			December 31, 2013
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$895	$250	$—	$881	$425	$—
Other policy liabilities	—	129	34	—	152	214
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

5.	Medical Cost Reserve Development
The following table provides details of the Company's favorable medical cost reserve development:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Related to Prior Years	$40	$120	$260	$400
Related to Current Year	90	190	N/A	N/A
In both the three and six months ended June 30, 2014, the favorable medical cost reserve development was driven by a number of individual factors that were not material. Lower than expected health system utilization levels were a significant driver in both the three and six months ended June 30, 2013.

6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	June 30, 2014			December 31, 2013
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,014	$1,014	$1,014	$1,115	$1,115	$1,115
4.750% notes due February 2014	—	—	—	172	173	173
5.000% notes due August 2014	389	391	392	389	397	400
Floating-rate notes due August 2014	250	250	250	250	250	250
4.875% notes due March 2015 (a)	416	426	429	416	431	436
0.850% notes due October 2015 (a)	625	625	628	625	624	628
5.375% notes due March 2016 (a)	601	632	648	601	641	657
1.875% notes due November 2016	400	398	409	400	398	408
5.360% notes due November 2016	95	95	105	95	95	107
6.000% notes due June 2017	441	473	501	441	479	506
1.400% notes due October 2017 (a)	625	617	627	625	613	617
6.000% notes due November 2017	156	166	177	156	168	178
6.000% notes due February 2018	1,100	1,114	1,269	1,100	1,116	1,271
1.625% notes due March 2019 (a)	500	496	492	500	489	481
3.875% notes due October 2020 (a)	450	447	483	450	435	474
4.700% notes due February 2021	400	415	445	400	416	436
3.375% notes due November 2021 (a)	500	488	513	500	472	494
2.875% notes due March 2022 (a)	1,100	1,021	1,094	1,100	981	1,046
0.000% notes due November 2022	15	10	11	15	9	10
2.750% notes due February 2023 (a)	625	589	606	625	563	572
2.875% notes due March 2023 (a)	750	760	736	750	729	698
5.800% notes due March 2036	850	845	1,023	850	845	935
6.500% notes due June 2037	500	495	654	500	495	593
6.625% notes due November 2037	650	646	862	650	645	786
6.875% notes due February 2038	1,100	1,085	1,489	1,100	1,084	1,370
5.700% notes due October 2040	300	298	359	300	298	329
5.950% notes due February 2041	350	348	434	350	348	397
4.625% notes due November 2041	600	593	626	600	593	567
4.375% notes due March 2042	502	486	502	502	486	459
3.950% notes due October 2042	625	611	586	625	611	530
4.250% notes due March 2043	750	740	733	750	740	673
Total commercial paper and long-term debt	$16,679	$16,574	$18,097	$16,952	$16,739	$17,596

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
The Company’s long-term debt obligations also included $173 million and $121 million of other financing obligations, of which $36 million and $34 million were current as of June 30, 2014 and December 31, 2013, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2014, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of June 30, 2014. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of June 30, 2014, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.

Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of June 30, 2014.
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are considered to be highly effective hedges and all changes in the fair values of the swaps are recorded as adjustments to the carrying value of the related debt with no net impact recorded on the Condensed Consolidated Statements of Operations. Both the hedge fair value changes and the offsetting debt adjustments are recorded in interest expense on the Condensed Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, the Company had interest rate swap contracts with notional amounts of $6.2 billion. The fair values of these swap liabilities were $30 million and $163 million, as of June 30, 2014 and December 31, 2013, respectively, which were recorded in other liabilities on the Condensed Consolidated Balance Sheets.

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2014, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock. During the six months ended June 30, 2014, the Company repurchased 25 million shares at an average price of $76.91 per share and an aggregate cost of $1.9 billion.
Dividends
In June 2014, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to equal an annual dividend rate of $1.50 per share compared to the annual dividend rate of $1.12 per share, which the Company had paid since June 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2014 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 25, 2014	$0.2800	$276
June 25, 2014	0.3750	366

8.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of nonqualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares).
Stock Options and SARs
Stock option and SAR activity for the six months ended June 30, 2014 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	41	$48
Granted	8	70
Exercised	(9)	46
Forfeited	(1)	60
Outstanding at end of period	39	53	5.4	$1,131
Exercisable at end of period	25	46	3.3	884
Vested and expected to vest, end of period	38	52	5.3	1,114

Restricted Shares
Restricted share activity for the six months ended June 30, 2014 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	11	$50
Granted	4	70
Vested	(6)	46
Nonvested at end of period	9	61
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$19	$20	$22	$19
Total intrinsic value of stock options and SARs exercised	74	242	286	325
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	80	62	70	58
Total fair value of restricted shares vested	9	—	423	—
Share-Based Compensation Items
Share-based compensation expense, before tax	83	77	188	176
Share-based compensation expense, net of tax effects	71	18	157	107
Income tax benefit realized from share-based award exercises	24	83	143	116

(in millions, except years)	June 30, 2014
Unrecognized compensation expense related to share awards	$509
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.8%	1.1%	1.7% - 1.8%	1.0% - 1.1%
Expected volatility	31.7%	43.0%	31.7% - 39.6%	42.6% - 43.0%
Expected dividend yield	1.9%	1.4%	1.6% - 1.9%	1.4% - 1.5%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.4	5.3	5.4	5.3

9.	Commitments and Contingencies
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
Litigation Matters
California Claims Processing Matter. On January 25, 2008, the California Department of Insurance (CDI) issued an Order to Show Cause to PacifiCare Life and Health Insurance Company, a subsidiary of the Company, alleging violations of certain insurance statutes and regulations related to an alleged failure to include certain language in standard claims correspondence, timeliness and accuracy of claims processing, interest payments, care provider contract implementation, care provider dispute resolution and other related matters. Although the Company believes that CDI had never before issued a fine in excess of $8 million, CDI advocated a fine of approximately $325 million in this matter. The matter was the subject of an administrative hearing before a California administrative law judge beginning in December 2009, and in August 2013, the administrative law judge issued a nonbinding proposed decision recommending a fine of $11.5 million. The California Insurance Commissioner rejected the administrative law judge’s recommendation and on June 9, 2014, issued his own decision imposing a fine of approximately $174 million. On July 10, 2014, the Company filed a lawsuit in California state court challenging the Commissioner’s decision. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the dispute, the wide range of possible outcomes, the legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting a regulatory fine in the event of a remand, and the various remedies and levels of judicial review that remain available to the Company.
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the Brazilian federal revenue service (the Secretaria da Receita Federal), the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and integrated care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Corporate and intersegment elimination amounts are presented to reconcile the reportable segment results to the consolidated results. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in the Company's 2013 10-K.
Prior period reportable segment financial information has been recast to conform to the 2014 presentation as discussed in Note 1. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2014
Revenues - external customers:
Premiums	$28,213	$627	$—	$—	$—	$627	$—	$28,840
Services	1,646	242	532	27	—	801	—	2,447
Products	1	4	14	1,018	—	1,036	—	1,037
Total revenues - external customers	29,860	873	546	1,045	—	2,464	—	32,324
Total revenues - intersegment	—	1,674	697	6,955	(115)	9,211	(9,211)	—
Investment and other income	211	39	—	—	—	39	—	250
Total revenues	$30,071	$2,586	$1,243	$8,000	$(115)	$11,714	$(9,211)	$32,574
Earnings from operations	$1,824	$224	$213	$291	$—	$728	$—	$2,552
Interest expense	—	—	—	—	—	—	(155)	(155)
Earnings before income taxes	$1,824	$224	$213	$291	$—	$728	$(155)	$2,397
Three Months Ended June 30, 2013
Revenues - external customers:
Premiums	$26,603	$617	$—	$—	$—	$617	$—	$27,220
Services	1,537	176	507	24	—	707	—	2,244
Products	2	5	14	728	—	747	—	749
Total revenues - external customers	28,142	798	521	752	—	2,071	—	30,213
Total revenues - intersegment	—	1,581	660	4,895	(115)	7,021	(7,021)	—
Investment and other income	163	32	—	—	—	32	—	195
Total revenues	$28,305	$2,411	$1,181	$5,647	$(115)	$9,124	$(7,021)	$30,408
Earnings from operations	$1,809	$216	$230	$146	$—	$592	$—	$2,401
Interest expense	—	—	—	—	—	—	(176)	(176)
Earnings before income taxes	$1,809	$216	$230	$146	$—	$592	$(176)	$2,225

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2014
Revenues - external customers:
Premiums	$55,724	$1,231	$—	$—	$—	$1,231	$—	$56,955
Services	3,232	505	1,057	57	—	1,619	—	4,851
Products	2	11	40	1,982	—	2,033	—	2,035
Total revenues - external customers	58,958	1,747	1,097	2,039	—	4,883	—	63,841
Total revenues - intersegment	—	3,345	1,393	13,419	(230)	17,927	(17,927)	—
Investment and other income	367	74	—	—	—	74	—	441
Total revenues	$59,325	$5,166	$2,490	$15,458	$(230)	$22,884	$(17,927)	$64,282
Earnings from operations	$3,228	$435	$410	$533	$—	$1,378	$—	$4,606
Interest expense	—	—	—	—	—	—	(315)	(315)
Earnings before income taxes	$3,228	$435	$410	$533	$—	$1,378	$(315)	$4,291
Six Months Ended June 30, 2013
Revenues - external customers:
Premiums	$53,284	$1,210	$—	$—	$—	$1,210	$—	$54,494
Services	2,931	383	995	47	—	1,425	—	4,356
Products	4	10	33	1,453	—	1,496	—	1,500
Total revenues - external customers	56,219	1,603	1,028	1,500	—	4,131	—	60,350
Total revenues - intersegment	—	3,188	1,306	9,343	(223)	13,614	(13,614)	—
Investment and other income	336	62	—	—	—	62	—	398
Total revenues	$56,555	$4,853	$2,334	$10,843	$(223)	$17,807	$(13,614)	$60,748
Earnings from operations	$3,407	$436	$438	$259	$—	$1,133	$—	$4,540
Interest expense	—	—	—	—	—	—	(354)	(354)
Earnings before income taxes	$3,407	$436	$438	$259	$—	$1,133	$(354)	$4,186

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2013 10-K and in the discussion below.
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
Further information on our business is included in Part I, Item 1, “Business” in our 2013 10-K and additional information on our segments can be found in this Item 2 and in Note 10 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
In some markets, competitors have adjusted their pricing to reflect recent medical cost trend experience as well as the implication of rate review rules, new benefit changes and fees from Health Reform Legislation. The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Generally, the industry has experienced lower medical costs trends due to moderated utilization, which has impacted pricing trends. Conversely, carriers have generally reflected the 2014 Industry Tax and Reinsurance Programs (together, ACA Fees) in their pricing.
We experienced an intensely competitive period of early renewals for commercial business, where many small group customers, with policies that would typically have renewed in early 2014, renewed early to avoid community rating and ACA related price increases. Additionally, we have seen intensified competitive pricing in several local markets recently, including for small group customers in a large market for us. If this trend continues, we could see further declines in risk-based membership.
Annual commercial premium rate increases are subject to federal and state review and approval procedures. While our rates and rate filings are developed using methods consistent with the standards of actuarial practice, we have experienced regulatory challenges to proposed premium rate increases in certain states, including California and New York.
The Medicare Advantage rate structure is changing and funding has been cut in recent years, including in 2014, with additional reductions to take effect in 2015, as discussed below in “Regulatory Trends and Uncertainties.” We are taking actions to respond to these funding reductions, but we expect these factors to result in pressure on net earnings for our Medicare business in 2014 and 2015.
Although we expect Medicaid revenue increases due to anticipated growth in our offerings, we also believe that the reimbursement rate environment will continue to exert downward pressure on Medicaid net margin percentages. We continue to work with our state customers to advocate for actuarially sound rates that are commensurate with our medical cost trends, including fees and related taxes, and to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts.
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
Through expansion of our existing programs and the creation of new programs, we are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of June 30, 2014, we served nearly 3 million people through the most progressive of these arrangements, including full-risk, shared-risk and bundled episode-of-care payment approaches.
This trend is creating needs for health management services that can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe will provide growth opportunities for our Optum business platform.
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
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage rates have been cut over the last several years, including in 2014, with additional funding reductions to be phased-in through 2017 as a result of (a) changes to CMS Medicare Advantage benchmark rates; (b) Health Reform Legislation; and (c) the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, which reduced Medicare Advantage and Medicare Part D payments, beginning April 1, 2013 (Sequestration). The CMS final notice of 2015 Medicare Advantage benchmark rates and payment policies includes additional significant reductions for 2015. These industry level reductions, including the impact of the Industry Tax described below, are expected to result in revenue reductions and incremental assessments totaling more than 6% of revenue in 2014 and more than an additional 3% in 2015, against a typical industry forward medical cost trend of 3%. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. Compared to 2013, and prior to any efforts to mitigate these funding reductions, we estimate that the net impact of these reductions and the Industry Tax on our full-year 2014 consolidated net earnings will be approximately $1.3 billion. These factors affected our plan benefit designs, market participation, growth prospects and earnings for our Medicare Advantage plans in 2014. Although, since the beginning of 2014, Medicare Advantage and Medicare Part D plans have been required to have minimum medical loss ratios (MLRs) of 85%, we do not believe the minimum MLR standard will have a material impact on our consolidated financial results.
Health Reform Legislation directed HHS to establish a program to reward high-quality Medicare Advantage plans beginning in 2012. Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The current expanded star bonus program that pays bonuses to qualifying plans rated 3 stars or higher expires after 2014. In 2015, quality bonus payments will be paid only to 4 and 5 star plans. For the 2014 payment year, approximately 57% of our current Medicare Advantage members are enrolled in plans rated 3.5 stars or higher and approximately 9% are enrolled in plans that will be rated 4 stars or higher. For the 2015 payment year, approximately 70% of our current Medicare Advantage members are enrolled in plans that will be rated

3.5 stars or higher and approximately 24% are enrolled in plans that will be rated 4 stars or higher. Compared to current enrollment, in 2015 we expect a higher percentage of membership to be enrolled in plans that are rated 4 stars or higher based on the expected shift in membership.
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
Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes an Industry Tax levied proportionally across the health insurance industry for risk-based products, that began January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year.
With the introduction of state health insurance exchanges and other significant market reforms in the individual and small group markets in 2014, Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs encompass: a Reinsurance Program; a temporary risk corridors program; and a permanent risk adjustment program. The Reinsurance Program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. The total three year amount of $25 billion for the Reinsurance Program will be allocated as follows: $20 billion, subject to increases based on state decisions, to fund the reinsurance pool and $5 billion to fund the U.S. Treasury. While funding for the Reinsurance Program will come from all commercial lines of business, only market reform compliant individual business will be eligible for reinsurance recoveries.
We expect our share of the Industry Tax to be approximately $1.3 billion in 2014, which we began expensing ratably throughout the year on January 1, 2014. Our first annual payment is due in September 2014. Because this tax is not deductible, we estimate a significant increase of approximately 500 basis points (bps) in our 2014 effective income tax rate. We estimate that the full-year 2014 expense from tax deductible contributions to the Reinsurance Program will be approximately $0.5 billion in 2014, payable in 2015. We do not expect material payments or receipts related to the temporary risk corridors program, permanent risk adjustment program or reinsurance recoveries in 2014. To the extent possible, we include the reform fees and related tax impacts in our pricing, which is expected to result in $1.4 billion to $1.6 billion of additional annual premiums in 2014. Since the ACA Fees, are included in operating costs, we expect our medical care ratio to decrease in 2014 compared to historical results; the cost of these fees is factored in, however, when calculating minimum MLR rebates. For detail on the Industry Tax and Premium Stabilization Programs, see Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Exchanges and Coverage Expansion. Across markets, we and our competitors are adapting product, network and marketing strategies to anticipate new or expanding distribution channels including public exchanges, private exchanges and off exchange purchasing. Effective in 2014, states have either created their own public exchange, entered a partnership exchange or relied on the federally facilitated exchange for individuals and small employers. The exchanges have created new market dynamics that have impacted and could further impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, over time certain employers may no longer offer health benefits to their employees and some employers purchasing full-risk products could convert to self-funded programs. Conversely, in private exchanges, some employers may convert from self-funded programs to full-risk products. Our level of participation in public exchanges is determined on a state-by-state basis. Each state is evaluated based on factors such as growth opportunities, our current local presence, our competitive positioning, our ability to honor our commitments to our local customers and consumers, and the regulatory environment. In 2014, we are participating in 13 exchanges in 10 states and the District of Columbia, including four individual and nine small group exchanges. In 2015, we currently plan to participate in as many as two dozen individual exchanges and 14 small group exchanges.
Health Reform Legislation, as interpreted by the U.S. Supreme Court, also provides for optional expanded Medicaid coverage that became effective in January 2014. We participate in programs in 24 states and the District of Columbia, and of these, 12 states have opted to expand Medicaid for 2014. The Congressional Budget Office forecasts that 12 million people will obtain coverage through Medicaid by the end of 2016, and we endeavor to build market share serving the needs of these beneficiaries and their state sponsors.
Individual and Small Group Market Reforms. Health Reform Legislation includes several provisions, for most individual and small group plans with plan years that began on January 1, 2014, that have altered the individual and small group marketplace, including, among other matters: (a) adjusted community rating requirements, which change how individual and small group plans are priced in many states; (b) essential health benefit requirements that result in benefit changes for many individual and small group policyholders; (c) actuarial value requirements, which significantly impact benefit designs in the individual market, such as member cost sharing requirements; and (d) guaranteed issue requirements that obligate carriers to provide coverage to any qualified group or individual. These changes resulted in significant benefit design and pricing changes for a substantial portion of the fully insured individual and small group markets and a reduction in the number of states in which we offer policies to new individual customers.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues:
Premiums	$28,840	$27,220	$1,620	6%	$56,955	$54,494	$2,461	5%
Services	2,447	2,244	203	9	4,851	4,356	495	11
Products	1,037	749	288	38	2,035	1,500	535	36
Investment and other income	250	195	55	28	441	398	43	11
Total revenues	32,574	30,408	2,166	7	64,282	60,748	3,534	6
Operating costs:
Medical costs	23,523	22,173	1,350	6	46,731	44,742	1,989	4
Operating costs	5,206	4,825	381	8	10,400	9,439	961	10
Cost of products sold	929	669	260	39	1,821	1,351	470	35
Depreciation and amortization	364	340	24	7	724	676	48	7
Total operating costs	30,022	28,007	2,015	7	59,676	56,208	3,468	6
Earnings from operations	2,552	2,401	151	6	4,606	4,540	66	1
Interest expense	(155)	(176)	(21)	(12)	(315)	(354)	(39)	(11)
Earnings before income taxes	2,397	2,225	172	8	4,291	4,186	105	3
Provision for income taxes	(989)	(789)	200	25	(1,784)	(1,510)	274	18
Net earnings	1,408	1,436	(28)	(2)	2,507	2,676	(169)	(6)
Earnings attributable to noncontrolling interests	—	—	—	nm	—	(48)	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,408	$1,436	$(28)	(2)%	$2,507	$2,628	$(121)	(5)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.42	$1.40	$0.02	1%	$2.52	$2.56	$(0.04)	(2)%
Medical care ratio (a)	81.6%	81.5%	0.1%		82.0%	82.1%	(0.1)%
Operating cost ratio	16.0	15.9	0.1		16.2	15.5	0.7
Operating margin	7.8	7.9	(0.1)		7.2	7.5	(0.3)
Tax rate	41.3	35.5	5.8		41.6	36.1	5.5
Net earnings margin	4.3	4.7	(0.4)		3.9	4.4	(0.5)
Return on equity (b)	17.2%	18.2%	(1.0)%		15.4%	16.7%	(1.3)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select second quarter 2014 year-over-year operating comparisons to second quarter 2013 and other 2014 significant items.

•	Consolidated revenues increased by 7%, UnitedHealthcare revenues increased 6% and Optum revenues grew 28%.

•	ACA Fees have favorably affected our 2014 medical care ratio (100 bps), and unfavorably impacted our operating cost ratio (120 bps) and effective income tax rate (5%).

•	Earnings from operations increased by 6%, including an increase of 23% at Optum and 1% at UnitedHealthcare.

•	Earnings per share to UnitedHealth Group shareholders increased 1% and included the negative year-over-year per share impact of $0.27 in ACA Fees and other adverse ACA impacts.

•	As of June 30, 2014, there was $1.1 billion of cash available for general corporate use and year-to-date 2014 cash flows from operations were $2.4 billion.

2014 RESULTS OF OPERATIONS COMPARED TO 2013 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues during the three and six months ended June 30, 2014 were primarily driven by growth in the number of individuals served in our public and senior markets businesses and pharmacy services growth at Optum.
Medical Costs and Medical Care Ratio
Medical costs during the three and six months ended June 30, 2014 increased due to risk-based membership growth in our public and senior markets businesses. The medical care ratio was relatively stable for the three and six months ended June 30, 2014 compared to 2013. The favorable impact on the medical cost ratio of the billing for the ACA Fees was largely offset by lower levels of favorable medical cost reserve development.
Operating Cost Ratio
The increase in our operating cost ratio during the three and six months ended June 30, 2014 was due to the introduction of ACA Fees and specific investments in Optum growth platforms, partially offset by productivity and scale advances enterprise wide.
Income Tax Rate
The increase in our income tax rate resulted primarily from the nondeductible Industry Tax.
See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, and “Industry Tax and Premium Stabilization Programs” in the “Executive Overview” above for more information on ACA Fees.

Reportable Segments
Prior period segment financial information has been recast to conform to the 2014 presentation. See Notes 1 and 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues
UnitedHealthcare	$30,071	$28,305	$1,766	6%	$59,325	$56,555	$2,770	5%
OptumHealth	2,586	2,411	175	7	5,166	4,853	313	6
OptumInsight	1,243	1,181	62	5	2,490	2,334	156	7
OptumRx	8,000	5,647	2,353	42	15,458	10,843	4,615	43
Optum eliminations	(115)	(115)	—	—	(230)	(223)	7	3
Optum	11,714	9,124	2,590	28	22,884	17,807	5,077	29
Eliminations	(9,211)	(7,021)	2,190	31	(17,927)	(13,614)	4,313	32
Consolidated revenues	$32,574	$30,408	$2,166	7%	$64,282	$60,748	$3,534	6%
Earnings from operations
UnitedHealthcare	$1,824	$1,809	$15	1%	$3,228	$3,407	$(179)	(5)%
OptumHealth	224	216	8	4	435	436	(1)	—
OptumInsight	213	230	(17)	(7)	410	438	(28)	(6)
OptumRx	291	146	145	99	533	259	274	106
Optum	728	592	136	23	1,378	1,133	245	22
Consolidated earnings from operations	$2,552	$2,401	$151	6%	$4,606	$4,540	$66	1%
Operating margin
UnitedHealthcare	6.1%	6.4%	(0.3)%		5.4%	6.0%	(0.6)%
OptumHealth	8.7	9.0	(0.3)		8.4	9.0	(0.6)
OptumInsight	17.1	19.5	(2.4)		16.5	18.8	(2.3)
OptumRx	3.6	2.6	1.0		3.4	2.4	1.0
Optum	6.2	6.5	(0.3)		6.0	6.4	(0.4)
Consolidated operating margin	7.8%	7.9%	(0.1)%		7.2%	7.5%	(0.3)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
UnitedHealthcare Employer & Individual	$10,729	$11,134	$(405)	(4)%	$21,686	$22,194	$(508)	(2)%
UnitedHealthcare Medicare & Retirement	11,785	11,053	732	7	23,287	22,233	1,054	5
UnitedHealthcare Community & State	5,764	4,482	1,282	29	10,938	8,920	2,018	23
UnitedHealthcare International	1,793	1,636	157	10	3,414	3,208	206	6
Total UnitedHealthcare revenue	$30,071	$28,305	$1,766	6%	$59,325	$56,555	$2,770	5%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2014	2013	2014 vs. 2013
Commercial risk-based	7,610	8,130	(520)	(6)%
Commercial fee-based	18,330	19,030	(700)	(4)
Commercial fee-based TRICARE	2,910	2,930	(20)	(1)
Total commercial	28,850	30,090	(1,240)	(4)
Medicare Advantage	2,985	2,920	65	2
Medicaid	4,670	3,940	730	19
Medicare Supplement (Standardized)	3,665	3,365	300	9
Total public and senior	11,320	10,225	1,095	11
International	4,765	4,685	80	2
Total UnitedHealthcare - medical	44,935	45,000	(65)	—%
Supplemental Data:
Medicare Part D stand-alone	5,150	4,800	350	7%
The decrease in number of people served under commercial fee-based arrangements was primarily due to the loss of a large state employer account. The decrease in commercial risk-based enrollment was a result of disciplined pricing in a continued competitive environment and a decrease in individual policy customers due in part to customers moving to public exchanges. Medicare Advantage participation increased year-over-year despite the significant funding reductions, which caused us to exit certain markets, reduce product offerings, adjust networks and reduce benefits for 2014. Over half of the Medicaid growth was driven by Medicaid expansion under the ACA with the remaining growth from existing markets and programs. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally grew year-over-year primarily due to an acquisition, partially offset by decreases attributable to the strengthening of pricing in Brazil in response to regulatory requirements that are causing health care costs and utilization to rise. In our Medicare Part D stand-alone business, the number of people served increased primarily as a result of new product introductions and strong customer retention in the market.
UnitedHealthcare’s revenue growth during the three and six months ended June 30, 2014 was due to growth in the number of individuals served in our public and senior markets businesses, revenues to recover ACA Fees, price increases reflecting underlying medical cost trends and favorable revenue true-ups in federal and state-based benefit programs, partially offset by decreased commercial risk-based enrollment and a reduced level of Medicare Advantage funding.
UnitedHealthcare’s earnings from operations and operating margin for the six months ended June 30, 2014 decreased compared to the prior year as operating margins were pressured by ACA Fees, increased spending on specialty medications to treat hepatitis C, Medicare Advantage funding reductions and reduced levels of favorable medical cost reserve development compared to the second quarter of 2013, partially offset by public and senior growth and revenue true-ups. Results for the three month period ended June 30, 2014 were flat year-over-year.
Optum
Total revenues increased for the three and six months ended June 30, 2014 primarily due to pharmacy growth at OptumRx.
Optum’s earnings from operations for the three and six months ended June 30, 2014 increased compared to 2013 due to earnings growth at OptumRx, which were partially offset by investments to develop future growth opportunities for Optum overall. The operating margins declined due to the increased mix of comparatively lower margin pharmacy services in Optum’s overall business and investments to develop future growth opportunities, particularly at OptumHealth and OptumInsight.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth for the three and six months ended June 30, 2014 primarily due to expansion and growth in integrated care delivery services and in health care distribution services, partially offset by lower behavioral health revenues.
Earnings from operations for the three months ended June 30, 2014 increased slightly and were flat for the six months ended June 30, 2014 primarily due to revenue growth and cost efficiencies, offset by future growth investments. The operating margin for the three and six months ended June 30, 2014 decreased slightly due to investments for future growth.

OptumInsight
Revenue at OptumInsight for the three and six months ended June 30, 2014 increased primarily due to the growth in Optum360 revenue management and government health care exchange services, partially offset by decreases in hospital clinical compliance services.
The decreased earnings from operations and operating margins for the three and six months ended June 30, 2014 reflected changes in product mix and investments for future growth.
OptumRx
Increased OptumRx revenue for the three and six months ended June 30, 2014 was due to growth in people served in UnitedHealthcare’s public and senior markets, the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs and from external clients.
Earnings from operations and operating margins for the three and six months ended June 30, 2014 increased primarily due to strong revenue growth, scale efficiencies and significant productivity advances.
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
For the six months ended June 30, 2014, our U.S. regulated subsidiaries paid their parent companies dividends of $3.4 billion, and we had approximately $1.6 billion in ordinary dividend capacity remaining. For the twelve months ended December 31, 2013, our regulated subsidiaries paid their parent companies dividends of $3.2 billion.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2014	2013	2014 vs. 2013
Sources of cash:
Cash provided by operating activities	$2,422	$2,527	$(105)
Sales and maturities of investments, net of purchases	460	—	460
Customer funds administered	333	855	(522)
Proceeds from common stock issuances	267	314	(47)
Other	—	45	(45)
Total sources of cash	3,482	3,741
Uses of cash:
Common stock repurchases	(1,937)	(1,334)	(603)
Purchases of property, equipment and capitalized software, net	(716)	(479)	(237)
Cash dividends paid	(642)	(497)	(145)
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed	(523)	(1,758)	1,235
Purchases of investments, net of sales and maturities	—	(300)	300
Repayments of long-term debt and commercial paper, net of issuances	(273)	(13)	(260)
Other	(269)	(18)	(251)
Total uses of cash	(4,360)	(4,399)
Effect of exchange rate changes on cash and cash equivalents	14	(94)	108
Net decrease in cash and cash equivalents	$(864)	$(752)	$(112)
2014 Cash Flows Compared to 2013 Cash Flows
Cash flows provided by operating activities in 2014 decreased primarily due to increased government receivables, which are primarily expected to be collected in the third quarter of 2014; partially offset by collection of ACA Fees in advance of remittance, which occurs in the third quarter of 2014 for the Industry Tax and in 2015 for the remittance of reinsurance contributions.
Other significant changes in sources or uses of cash year-over-year included: (a) decreased acquisitions; (b) increased repurchases of common stock; and (c) increased sales of investments.
Financial Condition
As of June 30, 2014, our cash, cash equivalent and available-for-sale investment balances of $27.0 billion included $6.4 billion of cash and cash equivalents (of which $1.1 billion was available for general corporate use), $18.9 billion of debt securities and $1.7 billion of investments in equity securities and venture capital funds. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $359 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair value amounts of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.8 years and a weighted-average credit rating of “AA” as of June 30, 2014. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 6 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 33.7% as of June 30, 2014.
Long-term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
Credit Ratings. Our credit ratings at June 30, 2014 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A	Positive	A-	Stable	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, credit ratings, debt covenants and other contractual restrictions, regulatory requirements and economic and market conditions. For example, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital.
Share Repurchase Program. In June 2014, our Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock. As of June 30, 2014, we had Board authorization to purchase up to an additional 95 million shares of our common stock. For more information on our share repurchase program, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Dividends. In June 2014, our Board of Directors increased our quarterly cash dividend to shareholders to an annual dividend rate of $1.50 per share. For more information on our dividend, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013 was disclosed in our 2013 10-K. During the six months ended June 30, 2014, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09. ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard using either the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect of the new revenue recognition guidance.
We have determined that there have been no other recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.

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
Our critical accounting estimates include medical costs payable, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Item II, Part 8, “Financial Statements” in our 2013 10-K and Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this report include “forward-looking” statements within the meaning of the PSLRA. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.
Some factors that could cause results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; the potential impact that new laws or regulations, or changes in existing laws or regulations, or their enforcement or application could have on our results of operations, financial position and cash flows, including as a result of increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions' regulations affecting the health care industry; the impact of any potential assessments for insolvent payers under state guaranty fund laws; the impact of the Patient Protection and Affordable Care Act, which could materially and adversely affect our results of operations, financial position and cash flows through reduced revenues, increased costs, new taxes and expanded liability, or require changes to the ways in which we conduct business or put us at risk for loss of business; potential reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and potential effects of a prolonged U.S. government shutdown or debt ceiling constraints; uncertainties regarding changes in Medicare, including potential changes in risk adjustment data validation audit and payment adjustment methodology; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties associated with the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; the impact of challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service professionals; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including the Amil acquisition; the impact of fluctuations in foreign currency exchange rates on our reported shareholders’ equity and results of operations; potential downgrades in our credit ratings; our ability to attract, retain and provide support to a network of independent producers (i.e., brokers and agents) and consultants; the potential impact of adverse economic conditions on our revenues (including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition) and results of operations; the performance of our investment portfolio; possible impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products otherwise do not operate as intended; misappropriation of our proprietary technology; failure to protect against cyber-attacks or other privacy or data security incidents; our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock; and failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization.
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
As of June 30, 2014, we had $7.8 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $8.7 billion of our commercial paper, debt and deposit liabilities as of June 30, 2014 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of June 30, 2014,
$18.0 billion of our investments were fixed-rate debt securities and $10.6 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2014 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2014
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$156	$171	$(1,404)	$(1,949)
1	78	86	(714)	(1,064)
(1)	(38)	(13)	660	1,280
(2)	nm	nm	1,134	2,756
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2014, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of June 30, 2014, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of June 30, 2014, a hypothetical 10% and 20% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $505 million and $925 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of June 30, 2014, we had $1.7 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in venture capital funds are subject to conditions affecting health care and technology stocks, and dividend paying equities are subject to more general market conditions.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFROMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 9 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2014

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2014	5	$78	5	67
May 31, 2014	3	77	3	63
June 30, 2014	5	80	5	95
Total	13	$79	13

(a)
In November 1997, our Board of Directors adopted a share repurchase program, which the Board evaluates periodically. In June 2014, the Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock in open market purchases or other types of transactions (including prepaid or structured repurchase programs). There is no established expiration date for the program.

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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	August 4, 2014
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	August 4, 2014
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	August 4, 2014
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.