Form 10-Q
period 2014-09-30
UNITEDHEALTH GROUP INC
filed 2014-11-10
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 31, 2014, there were 959,791,117 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS

UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,233	$7,276
Short-term investments	1,979	1,937
Accounts receivable, net	3,826	3,052
Other current receivables, net	5,189	3,998
Assets under management	2,855	2,757
Deferred income taxes	520	430
Prepaid expenses and other current assets	1,361	930
Total current assets	22,963	20,380
Long-term investments	19,346	19,605
Property, equipment and capitalized software, net	4,309	4,010
Goodwill	32,357	31,604
Other intangible assets, net	3,579	3,844
Other assets	2,872	2,439
Total assets	$85,426	$81,882
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$12,328	$11,575
Accounts payable and accrued liabilities	8,394	7,458
Other policy liabilities	5,792	5,279
Commercial paper and current maturities of long-term debt	2,925	1,969
Unearned revenues	1,691	1,600
Total current liabilities	31,130	27,881
Long-term debt, less current maturities	14,592	14,891
Future policy benefits	2,487	2,465
Deferred income taxes	1,901	1,796
Other liabilities	1,326	1,525
Total liabilities	51,436	48,558
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,386	1,175
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 962 and 988 issued and outstanding	10	10
Retained earnings	33,578	33,047
Accumulated other comprehensive loss	(984)	(908)
Total shareholders’ equity	32,604	32,149
Total liabilities and shareholders’ equity	$85,426	$81,882
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenues:
Premiums	$28,972	$27,356	$85,927	$81,850
Services	2,535	2,280	7,386	6,636
Products	1,080	825	3,115	2,325
Investment and other income	172	163	613	561
Total revenues	32,759	30,624	97,041	91,372
Operating costs:
Medical costs	23,092	22,044	69,823	66,786
Operating costs	5,436	4,869	15,836	14,308
Cost of products sold	955	731	2,776	2,082
Depreciation and amortization	373	349	1,097	1,025
Total operating costs	29,856	27,993	89,532	84,201
Earnings from operations	2,903	2,631	7,509	7,171
Interest expense	(152)	(178)	(467)	(532)
Earnings before income taxes	2,751	2,453	7,042	6,639
Provision for income taxes	(1,149)	(883)	(2,933)	(2,393)
Net earnings	1,602	1,570	4,109	4,246
Earnings attributable to noncontrolling interests	—	—	—	(48)
Net earnings attributable to UnitedHealth Group common shareholders	$1,602	$1,570	$4,109	$4,198
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$1.65	$1.56	$4.21	$4.16
Diluted	$1.63	$1.53	$4.15	$4.09
Basic weighted-average number of common shares outstanding	969	1,004	977	1,009
Dilutive effect of common share equivalents	13	20	13	17
Diluted weighted-average number of common shares outstanding	982	1,024	990	1,026
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	7	7	8	11
Cash dividends declared per common share	$0.3750	$0.2800	$1.0300	$0.7725

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net earnings	$1,602	$1,570	$4,109	$4,246
Other comprehensive loss:
Gross unrealized (losses) gains on investment securities during the period	(53)	26	427	(475)
Income tax effect	20	(9)	(155)	172
Total unrealized (losses) gains, net of tax	(33)	17	272	(303)
Gross reclassification adjustment for net realized gains included in net earnings	(30)	(31)	(183)	(137)
Income tax effect	11	11	67	50
Total reclassification adjustment, net of tax	(19)	(20)	(116)	(87)
Total foreign currency translation losses	(642)	(49)	(232)	(635)
Other comprehensive loss	(694)	(52)	(76)	(1,025)
Comprehensive income	908	1,518	4,033	3,221
Comprehensive income attributable to noncontrolling interests	—	—	—	(48)
Comprehensive income attributable to UnitedHealth Group common shareholders	$908	$1,518	$4,033	$3,173

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$32,149
Net earnings attributable to UnitedHealth Group common shareholders				4,109			4,109
Other comprehensive income (loss)					156	(232)	(76)
Issuances of common shares, and related tax effects	12	—	130				130
Share-based compensation, and related tax benefits			320				320
Common share repurchases	(38)	—	(450)	(2,574)			(3,024)
Cash dividends paid on common shares				(1,004)			(1,004)
Balance at September 30, 2014	962	$10	$—	$33,578	$210	$(1,194)	$32,604

Balance at January 1, 2013	1,019	$10	$66	$30,664	$516	$(78)	$31,178
Net earnings attributable to UnitedHealth Group common shareholders				4,198			4,198
Other comprehensive loss					(390)	(635)	(1,025)
Issuances of common shares, and related tax effects	16	—	397				397
Share-based compensation, and related tax benefits			312				312
Common share repurchases	(37)	—	(856)	(1,492)			(2,348)
Acquisition of noncontrolling interests and related tax effects			81				81
Cash dividends paid on common shares				(777)			(777)
Balance at September 30, 2013	998	$10	$—	$32,593	$126	$(713)	$32,016

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Operating activities
Net earnings	$4,109	$4,246
Noncash items:
Depreciation and amortization	1,097	1,025
Deferred income taxes	(107)	93
Share-based compensation	269	255
Other, net	(253)	(118)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(545)	(120)
Other assets	(819)	(590)
Medical costs payable	654	788
Accounts payable and other liabilities	1,126	392
Other policy liabilities	—	(68)
Unearned revenues	91	20
Cash flows from operating activities	5,622	5,923
Investing activities
Purchases of investments	(7,823)	(8,798)
Sales of investments	5,810	3,779
Maturities of investments	2,266	3,871
Cash paid for acquisitions, net of cash assumed	(851)	(330)
Purchases of property, equipment and capitalized software	(1,121)	(986)
Proceeds from disposal of property, equipment and capitalized software	—	146
Other, net	(139)	45
Cash flows used for investing activities	(1,858)	(2,273)
Financing activities
Acquisition of noncontrolling interest shares	—	(1,474)
Common stock repurchases	(3,024)	(2,348)
Cash dividends paid	(1,004)	(777)
Proceeds from common stock issuances	400	538
Repayments of long-term debt	(812)	(1,560)
Proceeds from (repayments of) commercial paper, net	1,355	(529)
Proceeds from issuance of long-term debt	—	2,235
Customer funds administered	(440)	308
Other, net	(285)	(76)
Cash flows used for financing activities	(3,810)	(3,683)
Effect of exchange rate changes on cash and cash equivalents	3	(87)
Decrease in cash and cash equivalents	(43)	(120)
Cash and cash equivalents, beginning of period	7,276	8,406
Cash and cash equivalents, end of period	$7,233	$8,286

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
The Company estimates its liability for the Industry Tax based on a ratio of the Company’s applicable net premiums written compared to the U.S. health insurance industry total applicable net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Condensed Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In September 2014, the Company paid its 2014 Industry Tax liability of $1.3 billion. As of September 30, 2014 the unamortized asset related to the Industry Tax was $335 million. The Company has experienced a higher effective income tax rate in 2014 as compared to 2013 due to the nondeductible nature of the Industry Tax.
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
None of the Premium Stabilization Programs have had a material impact on the Condensed Consolidated Financial Statements.
All other accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2013 10-K remain unchanged.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,839	$3	$(3)	$1,839
State and municipal obligations	6,609	221	(4)	6,826
Corporate obligations	7,459	113	(22)	7,550
U.S. agency mortgage-backed securities	2,053	27	(13)	2,067
Non-U.S. agency mortgage-backed securities	884	10	(4)	890
Total debt securities - available-for-sale	18,844	374	(46)	19,172
Equity securities - available-for-sale	1,628	24	(16)	1,636
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	3	—	181
State and municipal obligations	28	—	—	28
Corporate obligations	311	—	—	311
Total debt securities - held-to-maturity	517	3	—	520
Total investments	$20,989	$401	$(62)	$21,328
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,211	$5	$(21)	$2,195
State and municipal obligations	6,902	147	(72)	6,977
Corporate obligations	7,265	130	(60)	7,335
U.S. agency mortgage-backed securities	2,256	23	(61)	2,218
Non-U.S. agency mortgage-backed securities	697	12	(7)	702
Total debt securities - available-for-sale	19,331	317	(221)	19,427
Equity securities - available-for-sale	1,576	9	(13)	1,572
Debt securities - held-to-maturity:
U.S. government and agency obligations	181	1	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	334	—	—	334
Total debt securities - held-to-maturity	543	1	—	544
Total investments	$21,450	$327	$(234)	$21,543

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of September 30, 2014 were as follows:

(in millions)	AAA	AA	Non-Investment Grade	Total Fair Value
2014	$212	$—	$—	$212
2013	164	—	—	164
2012	84	—	—	84
2011	17	—	—	17
2010	23	—	—	23
2009	6	—	—	6
Pre - 2009	370	2	12	384
U.S. agency mortgage-backed securities	2,065	2	—	2,067
Total	$2,941	$4	$12	$2,957
The Company includes any securities backed by Alt-A or subprime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,068	$2,077
Due after one year through five years	7,055	7,152
Due after five years through ten years	4,955	5,068
Due after ten years	1,829	1,918
U.S. agency mortgage-backed securities	2,053	2,067
Non-U.S. agency mortgage-backed securities	884	890
Total debt securities - available-for-sale	$18,844	$19,172
The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$84	$85
Due after one year through five years	218	218
Due after five years through ten years	119	120
Due after ten years	96	97
Total debt securities - held-to-maturity	$517	$520

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$747	$(2)	$61	$(1)	$808	$(3)
State and municipal obligations	254	(2)	138	(2)	392	(4)
Corporate obligations	2,331	(12)	452	(10)	2,783	(22)
U.S. agency mortgage-backed securities	213	(1)	378	(12)	591	(13)
Non-U.S. agency mortgage-backed securities	279	(1)	120	(3)	399	(4)
Total debt securities - available-for-sale	$3,824	$(18)	$1,149	$(28)	$4,973	$(46)
Equity securities - available-for-sale	$99	$(4)	$95	$(12)	$194	$(16)
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,055	$(19)	$17	$(2)	$1,072	$(21)
State and municipal obligations	2,491	(62)	128	(10)	2,619	(72)
Corporate obligations	2,573	(51)	103	(9)	2,676	(60)
U.S. agency mortgage-backed securities	1,393	(51)	105	(10)	1,498	(61)
Non-U.S. agency mortgage-backed securities	289	(6)	26	(1)	315	(7)
Total debt securities - available-for-sale	$7,801	$(189)	$379	$(32)	$8,180	$(221)
Equity securities - available-for-sale	$180	$(13)	$—	$—	$180	$(13)
The Company’s unrealized losses from all securities as of September 30, 2014 were generated from approximately 5,100 positions out of a total of 22,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of September 30, 2014, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Total OTTI	$(18)	$(3)	$(25)	$(7)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(18)	(3)	(25)	(7)
Gross realized losses from sales	(3)	—	(42)	(3)
Gross realized gains from sales	51	34	250	147
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	30	31	183	137
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(11)	(11)	(67)	(50)
Realized gains, net of taxes	$19	$20	$116	$87

3.	Fair Value
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
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the nine months ended September 30, 2014 or 2013.
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
Long-term Debt. The fair values of the Company’s long-term debt are estimated and classified using the same methodologies as the Company’s investments in debt securities.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
September 30, 2014
Cash and cash equivalents	$7,221	$12	$—	$7,233
Debt securities - available-for-sale:
U.S. government and agency obligations	1,612	227	—	1,839
State and municipal obligations	—	6,826	—	6,826
Corporate obligations	—	7,490	60	7,550
U.S. agency mortgage-backed securities	—	2,067	—	2,067
Non-U.S. agency mortgage-backed securities	—	884	6	890
Total debt securities - available-for-sale	1,612	17,494	66	19,172
Equity securities - available-for-sale	1,323	12	301	1,636
Interest rate swap assets	—	21	—	21
Total assets at fair value	$10,156	$17,539	$367	$28,062
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$62	$—	$62
December 31, 2013
Cash and cash equivalents	$7,005	$271	$—	$7,276
Debt securities - available-for-sale:
U.S. government and agency obligations	1,750	445	—	2,195
State and municipal obligations	—	6,977	—	6,977
Corporate obligations	25	7,274	36	7,335
U.S. agency mortgage-backed securities	—	2,218	—	2,218
Non-U.S. agency mortgage-backed securities	—	696	6	702
Total debt securities - available-for-sale	1,775	17,610	42	19,427
Equity securities - available-for-sale	1,291	12	269	1,572
Total assets at fair value	$10,071	$17,893	$311	$28,275
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$163	$—	$163

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$181	$—	$—	$181	$178
State and municipal obligations	—	—	28	28	28
Corporate obligations	48	9	254	311	311
Total debt securities - held-to-maturity	$229	$9	$282	$520	$517
Long-term debt and other financing obligations	$—	$16,557	$—	$16,557	$15,047
December 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$181
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	9	278	334	334
Total debt securities - held-to-maturity	$229	$9	$306	$544	$543
Long-term debt and other financing obligations	$—	$16,602	$—	$16,602	$15,745
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
September 30, 2014
Balance at beginning of period	$57	$302	$359	$42	$269	$311
Purchases	11	36	47	24	86	110
Sales	—	(18)	(18)	—	(169)	(169)
Net unrealized (losses) gains in other comprehensive income	(2)	(4)	(6)	—	6	6
Net realized (losses) gains in investment and other income	—	(15)	(15)	—	109	109
Balance at end of period	$66	$301	$367	$66	$301	$367
September 30, 2013
Balance at beginning of period	$38	$245	$283	$17	$224	$241
Purchases	3	9	12	25	51	76
Sales	(7)	—	(7)	(7)	(21)	(28)
Net unrealized losses in other comprehensive income	—	(7)	(7)	(1)	(13)	(14)
Net realized (losses) gains in investment and other income	(1)	(1)	(2)	(1)	5	4
Balance at end of period	$33	$246	$279	$33	$246	$279

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
September 30, 2014
Equity securities - available-for-sale
Venture capital portfolios	$245	Market approach - comparable companies	Revenue multiple	1.0	5.0
			EBITDA multiple	8.0	10.0
	56	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$301
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $66 million of available-for-sale debt securities as of September 30, 2014, which were not significant.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
September 30, 2014
Cash and cash equivalents	$330	$—	$330
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	81	81
Corporate obligations	—	1,180	1,180
U.S. agency mortgage-backed securities	—	365	365
Non-U.S. agency mortgage-backed securities	—	166	166
Total debt securities	409	2,037	2,446
Other investments	—	79	79
Total assets at fair value	$739	$2,116	$2,855
Other liabilities	$4	$12	$16
December 31, 2013
Cash and cash equivalents	$265	$—	$265
Debt securities:
U.S. government and agency obligations	426	301	727
State and municipal obligations	—	63	63
Corporate obligations	—	1,145	1,145
U.S. agency mortgage-backed securities	—	414	414
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	426	2,062	2,488
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$691	$2,066	$2,757
Other liabilities	$3	$11	$14

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	September 30, 2014			December 31, 2013
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,626	$592	$—	$881	$425	$—
Other policy liabilities	—	313	165	—	152	214
The Catastrophic Reinsurance and Low-Income Member Cost Sharing Subsidies (Subsidies) and drug discounts represent cost reimbursements under the Medicare Part D program. The Company is fully reimbursed by the Centers for Medicare & Medicaid Services (CMS) for costs incurred for these contract elements and, accordingly, there is no insurance risk to the Company. Amounts received for these contract elements are not reflected as premium revenues, but rather are accounted for as a reduction of receivables and/or increase in deposit liabilities. CMS provides prospective payments for the drug discounts, which the Company records as liabilities when received. The drug discounts are ultimately funded by the pharmaceutical manufacturers. The Company bills manufacturers for claims under the program and records those bills as receivables. Related cash flows for all of these cost reimbursements are presented as customer funds administered within financing activities on the Condensed Consolidated Statements of Cash Flows.
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

5.	Medical Cost Reserve Development
The following table provides details of the Company's favorable medical cost reserve development:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Related to prior years	$120	$180	$380	$580
Related to current year	150	110	N/A	N/A
In both the three and nine months ended September 30, 2014, the favorable medical cost reserve development was driven by a number of individual factors that were not material. Lower than expected health system utilization levels were a significant driver in both the three and nine months ended September 30, 2013.

6.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	September 30, 2014			December 31, 2013
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$2,470	$2,470	$2,470	$1,115	$1,115	$1,115
4.750% notes due February 2014	—	—	—	172	173	173
5.000% notes due August 2014	—	—	—	389	397	400
Floating-rate notes due August 2014	—	—	—	250	250	250
4.875% notes due March 2015 (a)	416	422	424	416	431	436
0.850% notes due October 2015 (a)	625	625	627	625	624	628
5.375% notes due March 2016 (a)	601	627	641	601	641	657
1.875% notes due November 2016	400	398	407	400	398	408
5.360% notes due November 2016	95	95	104	95	95	107
6.000% notes due June 2017	441	471	494	441	479	506
1.400% notes due October 2017 (a)	625	614	624	625	613	617
6.000% notes due November 2017	156	166	176	156	168	178
6.000% notes due February 2018	1,100	1,114	1,250	1,100	1,116	1,271
1.625% notes due March 2019 (a)	500	493	489	500	489	481
3.875% notes due October 2020 (a)	450	445	482	450	435	474
4.700% notes due February 2021	400	414	446	400	416	436
3.375% notes due November 2021 (a)	500	487	516	500	472	494
2.875% notes due March 2022 (a)	1,100	1,020	1,094	1,100	981	1,046
0.000% notes due November 2022	15	10	11	15	9	10
2.750% notes due February 2023 (a)	625	590	604	625	563	572
2.875% notes due March 2023 (a)	750	760	732	750	729	698
5.800% notes due March 2036	850	845	1,040	850	845	935
6.500% notes due June 2037	500	495	656	500	495	593
6.625% notes due November 2037	650	646	852	650	645	786
6.875% notes due February 2038	1,100	1,085	1,506	1,100	1,084	1,370
5.700% notes due October 2040	300	298	362	300	298	329
5.950% notes due February 2041	350	348	440	350	348	397
4.625% notes due November 2041	600	593	620	600	593	567
4.375% notes due March 2042	502	486	497	502	486	459
3.950% notes due October 2042	625	611	581	625	611	530
4.250% notes due March 2043	750	740	733	750	740	673
Total commercial paper and long-term debt	$17,496	$17,368	$18,878	$16,952	$16,739	$17,596

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
The Company’s long-term debt obligations also included $149 million and $121 million of other financing obligations, of which $33 million and $34 million were current as of September 30, 2014 and December 31, 2013, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of September 30, 2014, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.2%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2018 and November 2014, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of September 30, 2014. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of September 30, 2014, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.

Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of September 30, 2014.
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are considered to be highly effective hedges and all changes in the fair values of the swaps are recorded as adjustments to the carrying value of the related debt with no net impact recorded on the Condensed Consolidated Statements of Operations. Both the hedge fair value changes and the offsetting debt adjustments are recorded in interest expense on the Condensed Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, the Company had interest rate swap contracts with notional amounts of $6.2 billion. As of September 30, 2014, the fair value of these swap assets totaling $21 million was recorded in other assets on the Condensed Consolidated Balance Sheets. The fair values of these swap liabilities were $62 million and $163 million, as of September 30, 2014 and December 31, 2013, respectively, which were recorded in other liabilities on the Condensed Consolidated Balance Sheets.

7.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2014, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock. During the nine months ended September 30, 2014, the Company repurchased 38 million shares at an average price of $79.35 per share and an aggregate cost of $3.0 billion.
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
The following table provides details of the Company’s 2014 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 25, 2014	$0.2800	$276
June 25, 2014	0.3750	366
September 23, 2014	0.3750	362

8.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of nonqualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares).
Stock Options and SARs
Stock option and SAR activity for the nine months ended September 30, 2014 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	41	$48
Granted	8	71
Exercised	(12)	46
Forfeited	(1)	61
Outstanding at end of period	36	53	5.3	$1,207
Exercisable at end of period	22	46	3.1	904
Vested and expected to vest, end of period	35	53	5.2	1,189
Restricted Shares
Restricted share activity for the nine months ended September 30, 2014 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	11	$50
Granted	4	71
Vested	(6)	46
Nonvested at end of period	9	61
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$17	$23	$22	$19
Total intrinsic value of stock options and SARs exercised	89	182	375	507
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	80	72	71	58
Total fair value of restricted shares vested	5	—	428	—
Share-Based Compensation Items
Share-based compensation expense, before tax	81	79	269	255
Share-based compensation expense, net of tax effects	73	67	230	174
Income tax benefit realized from share-based award exercises	39	62	182	178

(in millions, except years)	September 30, 2014
Unrecognized compensation expense related to share awards	$438
Weighted-average years to recognize compensation expense	1.3

Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.7%	1.6%	1.7% - 1.8%	1.0% - 1.6%
Expected volatility	27.2%	41.8%	27.2% - 39.6%	41.8% - 43.0%
Expected dividend yield	1.9%	1.5%	1.6% - 1.9%	1.4% - 1.5%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.4	5.3	5.4	5.3

9.	Commitments and Contingencies
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
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. The trial court reduced the overall award to $366 million. The Company is appealing the case. Company plans are party to 18 additional individual lawsuits and two class actions, at various procedural stages, relating to the outbreak. In July 2014, the Nevada Supreme Court held that claims brought by Medicare Advantage plan members are preempted by the Medicare Act, which the Company anticipates will result in the dismissal of seven of the individual lawsuits. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the likelihood of reversal on appeal, the availability of statutory and other limits on damages, the novel legal theories being advanced by the plaintiffs, the various postures of the remaining cases, the availability in many cases of federal defenses under Medicare law and the Employee Retirement Income Security Act of 1974, and the pendency of certain relevant legal questions before the Nevada Supreme Court. The Company is vigorously defending these lawsuits.

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

Prior period reportable segment financial information has been recast to conform to the 2014 presentation as discussed in Note 1. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended September 30, 2014
Revenues - external customers:
Premiums	$28,287	$685	$—	$—	$—	$685	$—	$28,972
Services	1,617	373	521	24	—	918	—	2,535
Products	—	6	23	1,051	—	1,080	—	1,080
Total revenues - external customers	29,904	1,064	544	1,075	—	2,683	—	32,587
Total revenues - intersegment	—	1,749	705	6,936	(124)	9,266	(9,266)	—
Investment and other income	135	36	1	—	—	37	—	172
Total revenues	$30,039	$2,849	$1,250	$8,011	$(124)	$11,986	$(9,266)	$32,759
Earnings from operations	$2,038	$314	$225	$326	$—	$865	$—	$2,903
Interest expense	—	—	—	—	—	—	(152)	(152)
Earnings before income taxes	$2,038	$314	$225	$326	$—	$865	$(152)	$2,751
Three Months Ended September 30, 2013
Revenues - external customers:
Premiums	$26,698	$658	$—	$—	$—	$658	$—	$27,356
Services	1,554	193	509	24	—	726	—	2,280
Products	2	4	22	797	—	823	—	825
Total revenues - external customers	28,254	855	531	821	—	2,207	—	30,461
Total revenues - intersegment	—	1,607	670	5,474	(118)	7,633	(7,633)	—
Investment and other income	130	32	1	—	—	33	—	163
Total revenues	$28,384	$2,494	$1,202	$6,295	$(118)	$9,873	$(7,633)	$30,624
Earnings from operations	$1,950	$271	$212	$198	$—	$681	$—	$2,631
Interest expense	—	—	—	—	—	—	(178)	(178)
Earnings before income taxes	$1,950	$271	$212	$198	$—	$681	$(178)	$2,453

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Nine Months Ended September 30, 2014
Revenues - external customers:
Premiums	$84,011	$1,916	$—	$—	$—	$1,916	$—	$85,927
Services	4,849	878	1,578	81	—	2,537	—	7,386
Products	2	17	63	3,033	—	3,113	—	3,115
Total revenues - external customers	88,862	2,811	1,641	3,114	—	7,566	—	96,428
Total revenues - intersegment	—	5,094	2,098	20,355	(354)	27,193	(27,193)	—
Investment and other income	502	110	1	—	—	111	—	613
Total revenues	$89,364	$8,015	$3,740	$23,469	$(354)	$34,870	$(27,193)	$97,041
Earnings from operations	$5,266	$749	$635	$859	$—	$2,243	$—	$7,509
Interest expense	—	—	—	—	—	—	(467)	(467)
Earnings before income taxes	$5,266	$749	$635	$859	$—	$2,243	$(467)	$7,042
Nine Months Ended September 30, 2013
Revenues - external customers:
Premiums	$79,982	$1,868	$—	$—	$—	$1,868	$—	$81,850
Services	4,485	576	1,504	71	—	2,151	—	6,636
Products	6	14	55	2,250	—	2,319	—	2,325
Total revenues - external customers	84,473	2,458	1,559	2,321	—	6,338	—	90,811
Total revenues - intersegment	—	4,795	1,976	14,817	(341)	21,247	(21,247)	—
Investment and other income	466	94	1	—	—	95	—	561
Total revenues	$84,939	$7,347	$3,536	$17,138	$(341)	$27,680	$(21,247)	$91,372
Earnings from operations	$5,357	$707	$650	$457	$—	$1,814	$—	$7,171
Interest expense	—	—	—	—	—	—	(532)	(532)
Earnings before income taxes	$5,357	$707	$650	$457	$—	$1,814	$(532)	$6,639

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Health plans have generally reflected the 2014 Industry Tax and Reinsurance Programs (together, ACA Fees) in their pricing. Conversely, the industry has experienced lower medical cost trends due to moderated utilization, which has impacted pricing trends. We have seen intensified competitive pricing in several local markets recently, including for small group customers in a large market for us. If these trends continue, we could see further declines in commercial, off exchange risk-based membership.
Annual commercial premium rate increases are subject to federal and state review and approval procedures. While our rates and rate filings are developed using methods consistent with the standards of actuarial practice, we have experienced regulatory challenges to proposed premium rate increases in certain states, including California and New York.
The Medicare Advantage rate structure is changing and funding has been cut in recent years, including in 2014, with additional reductions to take effect in 2015, as discussed below in “Regulatory Trends and Uncertainties.” We are taking actions to respond to these funding reductions, but the reductions have adversely affected after-tax earnings for our Medicare business during the first three quarters of 2014, an impact that we expect will continue during the balance of 2014 and into 2015.
Although we expect continued Medicaid revenue increases due to anticipated growth in our offerings, we also believe that the reimbursement rate environment creates the risk of downward pressure on Medicaid net margin percentages. We continue to work with our state customers to advocate for actuarially sound rates that are commensurate with our medical cost trends, including fees and related taxes, and to take a prudent, market-sustainable posture for both new bids and maintenance of existing Medicaid contracts.
Medical Cost Trends. Our medical cost trends are primarily related to unit costs, utilization and prescription drug costs. Consistent with our experience in recent years, our 2014 cost trends are largely driven by continued unit cost pressure from health care providers. Although the weak economic environment combined with our medical cost management strategies has had a favorable impact on utilization trends in recent years, the impact of Health Reform Legislation and mandates in 2014 is exerting upward pressure on medical cost trends. Driving the increases are mandated essential health benefits and limits on out-of-pocket maximums. The primary drivers of prescription drug trends continue to be unit cost pressure on brand name drugs and a shift towards expensive new specialty medications, including new hepatitis C therapies.
Delivery System and Payment Modernization. The health care market is changing based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and enhance overall care for people, improve the health of populations and reduce costs. Delivery system modernization and payment reform are critical and the alignment of incentives between key constituents remains an important theme.
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of September 30, 2014, we served nearly 3 million people through the most progressive of these arrangements, including full-risk, shared-risk and bundled episode-of-care payment approaches. As of September 30, 2014, our contracts with value based spending total nearly $35 billion annually, up significantly from recent years.
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
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage rates have been cut over the last several years, including in 2014, with additional funding reductions to be phased-in through 2017 as a result of (a) changes to CMS Medicare Advantage benchmark rates; (b) Health Reform Legislation; and (c) the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, which reduced Medicare Advantage and Medicare Part D payments, beginning April 1, 2013 (Sequestration). The CMS final notice of 2015 Medicare Advantage benchmark rates and payment policies includes additional significant reductions for 2015. These industry level reductions, including the impact of the Industry Tax described below, are expected to result in revenue reductions and incremental assessments totaling more than 6% of revenue in 2014 and more than an additional 3% in 2015, against a typical industry forward medical cost trend of 3%. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. Compared to 2013, and prior to any efforts to mitigate these funding reductions, we estimate that the net impact of these reductions and the Industry Tax on our full-year 2014 consolidated net earnings will be more than $1.3 billion. These factors affected our plan benefit designs, market participation, growth prospects and earnings for our Medicare Advantage plans in 2014. Although, since the beginning of 2014, Medicare Advantage and Medicare Part D plans have been required to have minimum medical loss ratios (MLRs) of 85%, the minimum MLR standard has not had a material impact on our consolidated financial results.
Health Reform Legislation directed HHS to establish a program to reward high-quality Medicare Advantage plans beginning in 2012. Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The current expanded star bonus program that pays bonuses to qualifying plans rated 3 stars or higher expires after 2014. In 2015, quality bonus payments will be paid only to 4 and 5 star plans. For the 2015 payment year, we expect more than 37% of our Medicare Advantage members to be enrolled in plans that will be rated 4 stars or higher. We currently expect a similar percentage of members to be enrolled in such plans for the 2016 payment year. We are dedicating substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance for the 2017 and 2018 payment years.
The ongoing reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase member premiums over and above the monthly payments we receive from the government, and decide on a county-by-county basis where we will offer Medicare Advantage plans. The depth of the underfunding of these benefits caused us to exit certain plans and market areas for 2014. In other markets, we may experience a reduction in membership in the plans with the greatest changes to premiums and benefits, but we expect stable or growing membership in our strongest markets.
In the longer term, we also may be able to mitigate some of the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. As Medicare Advantage reimbursement changes, other products may become relatively more attractive to Medicare beneficiaries increasing the demand for other senior health benefits products such as our market-leading Medicare Supplement and stand-alone Medicare Part D insurance offerings.
Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes an Industry Tax levied proportionally across the health insurance industry for risk-based products, which began January 1, 2014. The industry-wide amount of the annual tax is $8 billion in 2014, $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year.
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
In September 2014, we paid $1.3 billion for our share of the Industry Tax, which we began expensing ratably throughout the year on January 1, 2014. Because this tax is not deductible, we estimate a significant increase of approximately 500 basis points (bps) in our 2014 effective income tax rate. We estimate that the full-year 2014 expense from tax deductible contributions to the Reinsurance Program will be approximately $0.5 billion in 2014, payable in 2015. We do not expect material payments or receipts related to the temporary risk corridors program, permanent risk adjustment program or reinsurance recoveries in 2014. To the extent possible, we include the reform fees and related tax impacts in our pricing, which is expected to result in approximately $1.5 billion of additional annual premiums in 2014. Since the ACA Fees are included in operating costs, we expect our medical care ratio to decrease in 2014 compared to historical results; the cost of these fees is factored in, however, when calculating minimum MLR rebates. For detail on the Industry Tax and Premium Stabilization Programs, see Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Exchanges and Coverage Expansion. Across markets, we and our competitors are adapting product, network and marketing strategies to anticipate new or expanding distribution channels including public exchanges, private exchanges and off exchange purchasing. Effective in 2014, states have either created their own public exchange, entered a partnership exchange or relied on the federally facilitated exchange for individuals and small employers. The exchanges have created new market dynamics that have impacted and could further impact our existing businesses, depending on the ultimate member migration patterns for each market, the pace of migration in the market and the impact of the migration on our established membership. For example, over time certain employers may no longer offer health benefits to their employees and some employers purchasing full-risk products could convert to self-funded programs. Conversely, in private exchanges, some employers may convert from self-funded programs to full-risk products. Our level of participation in public exchanges is determined on a state-by-state basis. Each state is evaluated based on factors such as growth opportunities, our current local presence, our competitive positioning, our ability to honor our commitments to our local customers and consumers, and the regulatory environment. In 2014, we are participating in 13 exchanges, including four individual and nine small group exchanges. In 2015, we plan to participate in nearly two dozen individual exchanges and in 12 small group exchanges.
Health Reform Legislation, as interpreted by the U.S. Supreme Court, also provides for optional expanded Medicaid coverage that became effective in January 2014. We participate in programs in 24 states and the District of Columbia, and of these, 12 states opted to expand Medicaid for 2014. The Congressional Budget Office forecasts that 12 million people will obtain coverage through Medicaid by the end of 2016, and we endeavor to build market share serving the needs of these beneficiaries and their state sponsors.

Individual and Small Group Market Reforms. Health Reform Legislation includes several provisions, for most individual and small group plans with plan years that began on January 1, 2014, that have altered the individual and small group marketplace, including, among other matters: (a) adjusted community rating requirements, which change how individual and small group plans are priced in many states; (b) essential health benefit requirements that result in benefit changes for many individual and small group policyholders; (c) actuarial value requirements, which significantly impact benefit designs in the individual market, such as member cost sharing requirements; and (d) guaranteed issue requirements that obligate carriers to provide coverage to any qualified group or individual. These changes resulted in significant benefit design and pricing changes for a substantial portion of the fully insured individual and small group markets and a reduction in the number of states in which we offer policies to new individual customers. Additionally, states were granted the authority to allow eligible individuals and small businesses to renew non-ACA compliant plans, in some cases through October 2017.
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues:
Premiums	$28,972	$27,356	$1,616	6%	$85,927	$81,850	$4,077	5%
Services	2,535	2,280	255	11	7,386	6,636	750	11
Products	1,080	825	255	31	3,115	2,325	790	34
Investment and other income	172	163	9	6	613	561	52	9
Total revenues	32,759	30,624	2,135	7	97,041	91,372	5,669	6
Operating costs:
Medical costs	23,092	22,044	1,048	5	69,823	66,786	3,037	5
Operating costs	5,436	4,869	567	12	15,836	14,308	1,528	11
Cost of products sold	955	731	224	31	2,776	2,082	694	33
Depreciation and amortization	373	349	24	7	1,097	1,025	72	7
Total operating costs	29,856	27,993	1,863	7	89,532	84,201	5,331	6
Earnings from operations	2,903	2,631	272	10	7,509	7,171	338	5
Interest expense	(152)	(178)	(26)	(15)	(467)	(532)	(65)	(12)
Earnings before income taxes	2,751	2,453	298	12	7,042	6,639	403	6
Provision for income taxes	(1,149)	(883)	266	30	(2,933)	(2,393)	540	23
Net earnings	1,602	1,570	32	2	4,109	4,246	(137)	(3)
Earnings attributable to noncontrolling interests	—	—	—	nm	—	(48)	(48)	nm
Net earnings attributable to UnitedHealth Group common shareholders	$1,602	$1,570	$32	2%	$4,109	$4,198	$(89)	(2)%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.63	$1.53	$0.10	7%	$4.15	$4.09	$0.06	1%
Medical care ratio (a)	79.7%	80.6%	(0.9)%		81.3%	81.6%	(0.3)%
Operating cost ratio	16.6	15.9	0.7		16.3	15.7	0.6
Operating margin	8.9	8.6	0.3		7.7	7.8	(0.1)
Tax rate	41.8	36.0	5.8		41.7	36.0	5.7
Net earnings margin	4.9	5.1	(0.2)		4.2	4.6	(0.4)
Return on equity (b)	19.6%	19.8%	(0.2)%		16.8%	17.7%	(0.9)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select third quarter 2014 year-over-year operating comparisons to 2013 and other 2014 significant items.

•	Consolidated revenues increased by 7%, Optum revenues grew 21% and UnitedHealthcare revenues increased 6%.

•	ACA Fees have favorably affected our 2014 medical care ratio (110 bps), and unfavorably impacted our operating cost ratio (120 bps) and effective income tax rate (5%).

•	Earnings from operations increased by 10%, including an increase of 27% at Optum and 5% at UnitedHealthcare.

•
Earnings per share to UnitedHealth Group shareholders increased 7% to $1.63 and included the negative year-over-year per share impact of $0.25 in ACA Fees, ACA Medicare rate cuts and other ACA impacts.

•	As of September 30, 2014, there was $1.0 billion of cash available for general corporate use and year-to-date 2014 cash flows from operations were $5.6 billion.
2014 RESULTS OF OPERATIONS COMPARED TO 2013 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues during the three and nine months ended September 30, 2014 were primarily driven by growth in the number of individuals served in our public and senior markets businesses and pharmacy services growth at Optum.
Medical Costs and Medical Care Ratio
Medical costs during the three and nine months ended September 30, 2014 increased due to risk-based membership growth in our public and senior markets businesses. The impact of billing the ACA Fees decreased the medical care ratio for the three and nine months ended September 30, 2014 compared to 2013. The nine month medical care ratio decrease was partially offset by the impact of lower levels of favorable medical cost reserve development.
Operating Cost Ratio
The increase in our operating cost ratio during the three and nine months ended September 30, 2014 was due to the introduction of ACA Fees and specific investments in Optum growth platforms, partially offset by productivity and operating performance gains.
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

Reportable Segments
Prior period segment financial information has been recast to conform to the 2014 presentation. See Notes 1 and 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues
UnitedHealthcare	$30,039	$28,384	$1,655	6%	$89,364	$84,939	$4,425	5%
OptumHealth	2,849	2,494	355	14	8,015	7,347	668	9
OptumInsight	1,250	1,202	48	4	3,740	3,536	204	6
OptumRx	8,011	6,295	1,716	27	23,469	17,138	6,331	37
Optum eliminations	(124)	(118)	6	5	(354)	(341)	13	4
Optum	11,986	9,873	2,113	21	34,870	27,680	7,190	26
Eliminations	(9,266)	(7,633)	1,633	21	(27,193)	(21,247)	5,946	28
Consolidated revenues	$32,759	$30,624	$2,135	7%	$97,041	$91,372	$5,669	6%
Earnings from operations
UnitedHealthcare	$2,038	$1,950	$88	5%	$5,266	$5,357	$(91)	(2)%
OptumHealth	314	271	43	16	749	707	42	6
OptumInsight	225	212	13	6	635	650	(15)	(2)
OptumRx	326	198	128	65	859	457	402	88
Optum	865	681	184	27	2,243	1,814	429	24
Consolidated earnings from operations	$2,903	$2,631	$272	10%	$7,509	$7,171	$338	5%
Operating margin
UnitedHealthcare	6.8%	6.9%	(0.1)%		5.9%	6.3%	(0.4)%
OptumHealth	11.0	10.9	0.1		9.3	9.6	(0.3)
OptumInsight	18.0	17.6	0.4		17.0	18.4	(1.4)
OptumRx	4.1	3.1	1.0		3.7	2.7	1.0
Optum	7.2	6.9	0.3		6.4	6.6	(0.2)
Consolidated operating margin	8.9%	8.6%	0.3%		7.7%	7.8%	(0.1)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenue by business:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
UnitedHealthcare Employer & Individual	$10,610	$11,230	$(620)	(6)%	$32,296	$33,424	$(1,128)	(3)%
UnitedHealthcare Medicare & Retirement	11,477	11,042	435	4	34,764	33,275	1,489	4
UnitedHealthcare Community & State	6,131	4,581	1,550	34	17,069	13,501	3,568	26
UnitedHealthcare International	1,821	1,531	290	19	5,235	4,739	496	10
Total UnitedHealthcare revenue	$30,039	$28,384	$1,655	6%	$89,364	$84,939	$4,425	5%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	September 30,		Increase/(Decrease)
(in thousands, except percentages)	2014	2013	2014 vs. 2013
Commercial risk-based	7,545	8,130	(585)	(7)%
Commercial fee-based	18,300	19,060	(760)	(4)
Commercial fee-based TRICARE	2,910	2,930	(20)	(1)
Total commercial	28,755	30,120	(1,365)	(5)
Medicare Advantage	2,995	2,970	25	1
Medicaid	4,920	3,955	965	24
Medicare Supplement (Standardized)	3,715	3,415	300	9
Total public and senior	11,630	10,340	1,290	12
International	4,550	4,815	(265)	(6)
Total UnitedHealthcare - medical	44,935	45,275	(340)	(1)%
Supplemental Data:
Medicare Part D stand-alone	5,155	4,895	260	5%
The decrease in commercial risk-based enrollment was a result of disciplined pricing in a continued competitive environment and a decrease in individual policy customers due in part to customers moving to public exchanges. The decrease in number of people served under commercial fee-based arrangements was primarily due to the loss of a large state employer account. Medicare Advantage participation increased year-over-year despite the significant funding reductions, which caused us to exit certain markets in January 2014, reduce product offerings, adjust networks and reduce benefits for 2014. Nearly 60% of the Medicaid growth was driven by Medicaid expansion under the ACA with the remaining growth from the combination of states launching new programs to complement established programs and market approaches and growth in those traditional programs. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to price increases in Brazil in response to the increasing costs of mandated health care benefits. In our Medicare Part D stand-alone business, the number of people served increased primarily as a result of new product introductions and strong customer retention in the market.
UnitedHealthcare’s revenue growth during the three and nine months ended September 30, 2014 was due to growth in the number of individuals served in our public and senior markets businesses, revenues to recover ACA Fees and commercial price increases reflecting underlying medical cost trends, partially offset by decreased commercial risk-based enrollment and a reduced level of Medicare Advantage funding.
UnitedHealthcare’s operating earnings for the three and nine months ended September 30, 2014 were pressured year-over-year by ACA Fees, Medicare Advantage funding reductions and increased spending on specialty medications to treat hepatitis C. Offsetting these factors were public and senior growth, reduced levels of per-member inpatient hospital utilization and revenue true-ups. For the nine month period, operating earnings were also impacted by reduced levels of favorable medical cost reserve development compared to 2013.
Optum
Total revenues increased for the three and nine months ended September 30, 2014 primarily due to pharmacy growth at OptumRx and growth at OptumHealth.
The increases in Optum’s earnings from operations for the three and nine months ended September 30, 2014 were driven by earnings growth at OptumRx and OptumHealth. Optum’s operating margin improved for the three months ended September 30, 2014 primarily as a result of enhanced margin performance at OptumRx. The operating margin declined for the nine months ended September 30, 2014 due to the increased mix of comparatively lower margin pharmacy services in Optum’s overall business and investments to develop future growth opportunities, particularly at OptumHealth and OptumInsight.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth for the three and nine months ended September 30, 2014 primarily due to expansion and growth in integrated care delivery services.

Earnings from operations for the three and nine months ended September 30, 2014 increased primarily due to revenue growth and cost efficiencies, offset in part by investments to develop future growth opportunities.
The operating margin for the nine months ended September 30, 2014 decreased slightly due to investments for future growth.
OptumInsight
Revenue at OptumInsight for the three and nine months ended September 30, 2014 increased primarily due to the growth in Optum360 revenue management and government exchange services, partially offset by a reduction in hospital compliance services.
Earnings from operations and operating margins for the three and nine months ended September 30, 2014 reflected changes in product mix and investments for future growth.
OptumRx
Increased OptumRx revenue for the three and nine months ended September 30, 2014 was due to growth in people served in UnitedHealthcare’s public and senior markets, the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs, growth from external clients as well as an increase in specialty pharmaceutical revenues.
Earnings from operations and operating margins for the three and nine months ended September 30, 2014 increased primarily due to growth in scale that resulted in greater productivity and better absorption of our fixed costs, and improved performance in both drug purchasing and mail fulfillment.
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
For the nine months ended September 30, 2014, our U.S. regulated subsidiaries paid their parent companies dividends of $3.8 billion, and we had approximately $1.3 billion in ordinary dividend capacity remaining. For the twelve months ended December 31, 2013, our regulated subsidiaries paid their parent companies dividends of $3.2 billion.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2014	2013	2014 vs. 2013
Sources of cash:
Cash provided by operating activities	$5,622	$5,923	$(301)
Sales and maturities of investments, net of purchases	253	—	253
Customer funds administered	—	308	(308)
Proceeds from common stock issuances	400	538	(138)
Issuances of long-term debt and commercial paper, net of repayments	543	146	397
Other	—	45	(45)
Total sources of cash	6,818	6,960
Uses of cash:
Common stock repurchases	(3,024)	(2,348)	(676)
Purchases of property, equipment and capitalized software, net	(1,121)	(840)	(281)
Cash dividends paid	(1,004)	(777)	(227)
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed	(851)	(1,804)	953
Purchases of investments, net of sales and maturities	—	(1,148)	1,148
Customer funds administered	(440)	—	(440)
Other	(424)	(76)	(348)
Total uses of cash	(6,864)	(6,993)
Effect of exchange rate changes on cash and cash equivalents	3	(87)	90
Net decrease in cash and cash equivalents	$(43)	$(120)	$77
2014 Cash Flows Compared to 2013 Cash Flows
Cash flows provided by operating activities in 2014 decreased primarily due to the September payment of the $1.3 billion Industry Tax ahead of related fourth quarter customer collections and an increase in government receivables. These decreases were partially offset by an increased level of accounts payable and other liabilities from the collection of Reinsurance Program fees in advance of remittance in 2015, and an increase in accrued income taxes.
Other significant changes in sources or uses of cash year-over-year included: (a) a change in investment activity from net purchases in 2013 to net sales in 2014; (b) decreased spending on acquisitions and noncontrolling interest shares; (c) an increase in Part D subsidy receivables causing a change in customer funds administered; and (d) increased repurchases of common stock.
Financial Condition
As of September 30, 2014, our cash, cash equivalent and available-for-sale investment balances of $28.0 billion included $7.2 billion of cash and cash equivalents (of which $1.0 billion was available for general corporate use), $19.2 billion of debt securities and $1.6 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $367 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair values of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.4 years and a weighted-average credit rating of “AA” as of September 30, 2014. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.9% as of September 30, 2014.
Long-term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
Credit Ratings. Our credit ratings as of September 30, 2014 were as follows:

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
Share Repurchase Program. In June 2014, our Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock. As of September 30, 2014, we had Board authorization to purchase up to an additional 82 million shares of our common stock. For more information on our share repurchase program, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Dividends. In June 2014, our Board of Directors increased our quarterly cash dividend to shareholders to an annual dividend rate of $1.50 per share. For more information on our dividend, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013 was disclosed in our 2013 10-K. During the nine months ended September 30, 2014, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard using either the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect of the new revenue recognition guidance.
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
As of September 30, 2014, we had $8.7 billion of cash, cash equivalents and investments on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also, $9.9 billion of our commercial paper, debt and deposit liabilities as of September 30, 2014 were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of September 30, 2014, $18.3 billion of our investments were fixed-rate debt securities and $10.2 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts.
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of September 30, 2014 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	September 30, 2014
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Investments (b)	Fair Value of Debt
2%	$173	$195	$(1,417)	$(1,510)
1	87	98	(720)	(551)
(1)	(36)	(15)	689	1,983
(2)	nm	nm	1,252	2,747
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of September 30, 2014, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of September 30, 2014, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of September 30, 2014, a hypothetical 10% and 20% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $445 million and $815 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of September 30, 2014, we had $1.6 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in venture capital funds are subject to conditions affecting health care and technology stocks, and dividend paying equities are subject to more general market conditions.

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Third Quarter 2014

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
July 31, 2014	3	$84	3	92
August 31, 2014	6	82	6	86
September 30, 2014	4	87	4	82
Total	13	$84	13

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

10.1	Summary of Non-Management Director Compensation
10.2	Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	President and Chief Executive Officer (principal executive officer)	Dated:	November 10, 2014
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	Executive Vice President and Chief Financial Officer of UnitedHealth Group and President of UnitedHealth Group Operations (principal financial officer)	Dated:	November 10, 2014
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	November 10, 2014
Eric S. Rangen

EXHIBIT INDEX*

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 29, 2007)
3.2	Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2009)
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

10.1	Summary of Non-Management Director Compensation
10.2	Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

 ________________

*
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Company will furnish copies thereof to the SEC upon request.