Form 10-K
period 2014-12-31
UNITEDHEALTH GROUP INC
filed 2015-02-10
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $78,282,268,950 (based on the last reported sale price of $81.75 per share on June 30, 2014, on the New York Stock Exchange), excluding only shares of voting stock held beneficially by directors, executive officers and subsidiaries of the registrant.
As of January 30, 2015, there were 953,695,161 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

UNITEDHEALTH GROUP

PART I
ITEM  1.    BUSINESS
INTRODUCTION
Overview
UnitedHealth Group is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone. The terms “we,” “our,” “us,” “its,” “UnitedHealth Group,” or the “Company” used in this report refer to UnitedHealth Group Incorporated and its subsidiaries.
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
UnitedHealthcare provides health care benefits to an array of customers and markets. UnitedHealthcare Employer & Individual serves employers ranging from sole proprietorships to large, multi-site and national employers, public sector employers, students and other individuals and serves the nation’s active and retired military and their families through the TRICARE program. UnitedHealthcare Medicare & Retirement delivers health and well-being benefits for Medicare beneficiaries and retirees. UnitedHealthcare Community & State manages health care benefit programs on behalf of state Medicaid and community programs and their participants. UnitedHealthcare Global (formerly UnitedHealthcare International) includes Amil, a health care company providing health and dental benefits and hospital and clinical services to individuals in Brazil, and other diversified global health businesses.
Optum is a health services business serving the broad health care marketplace, including payers, care providers, employers, governments, life sciences companies and consumers, through its OptumHealth, OptumInsight and OptumRx businesses. These businesses have dedicated units that help improve overall health system performance through optimizing care quality, reducing costs and improving consumer experience and care provider performance across eight business markets: local care delivery, care management, consumer engagement, distribution services, health financial services, operational services and support, health care information technology and pharmacy services.
Through UnitedHealthcare and Optum, in 2014, we managed over $165 billion in aggregate health care spending on behalf of the customers and consumers we serve. Our revenues are derived from premiums on risk-based products; fees from management, administrative, technology and consulting services; sales of a wide variety of products and services related to the broad health and well-being industry; and investment and other income. Our two business platforms have four reportable segments:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
For our financial results and the presentation of certain other financial information by segment, including revenues and long-lived fixed assets by geographic source, see Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
UnitedHealthcare
UnitedHealthcare’s market position is built on:

•	national scale;

•	strong local market relationships;

•	the breadth of product offerings, which are responsive to many distinct market segments in health care;

•	service and advanced technology;

•	competitive medical and operating cost positions;

•	effective clinical engagement;

•	extensive expertise in distinct market segments; and

•	innovation for customers and consumers.
UnitedHealthcare utilizes the expertise of UnitedHealth Group affiliates for capabilities in specialized areas, such as OptumRx pharmacy benefit products and services, certain OptumHealth care management and local care delivery services and OptumInsight health information and technology solutions, consulting and other services.
In the United States, UnitedHealthcare arranges for discounted access to care through networks that include a total of over 850,000 physicians and other health care professionals and approximately 6,100 hospitals and other facilities.
UnitedHealthcare is subject to extensive government regulation. See further discussion of our regulatory environment below under “Government Regulation” and in Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.”
UnitedHealthcare Employer & Individual
UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses, individuals and military service members in the TRICARE west region. UnitedHealthcare Employer & Individual provides nearly 29 million Americans access to health care as of December 31, 2014. Large employer groups typically use self-funded arrangements where UnitedHealthcare Employer & Individual earns a service fee. Smaller employer groups and individuals are more likely to purchase risk-based products because they are less willing or unable to bear a greater potential liability for health care expenditures.
Through its risk-based product offerings, UnitedHealthcare Employer & Individual assumes the risk of both medical and administrative costs for its customers in return for a monthly premium, which is typically a fixed rate per individual served for a one-year period. When providing administrative and other management services to customers that elect to self-fund the health care costs of their employees and employees’ dependents, UnitedHealthcare Employer & Individual receives a fixed monthly service fee per individual served. These customers retain the risk of financing medical benefits for their employees and employees’ dependents, while UnitedHealthcare Employer & Individual provides services such as coordination and facilitation of medical and related services to customers, consumers and health care professionals, administration of transaction processing and access to a contracted network of physicians, hospitals and other health care professionals, including dental and vision.
UnitedHealthcare Employer & Individual also offers a variety of insurance options for purchase by individuals, including students, which are designed to meet the health coverage needs of these consumers and their families. The consolidated purchasing capacity represented by the individuals UnitedHealth Group serves makes it possible for UnitedHealthcare Employer & Individual to contract for cost-effective access to a large number of conveniently located care professionals and facilities.
UnitedHealthcare Employer & Individual typically distributes its products through consultants or direct sales in the larger employer and public sector segments. In the smaller group segment of the commercial marketplace, UnitedHealthcare Employer & Individual’s distribution system consists primarily of direct sales and sales through collaboration with brokers and agents. UnitedHealthcare Employer & Individual also distributes products through wholesale agents or agencies that contract with health insurance carriers to distribute individual or group benefits and provide other related services to their customers.
In recent years, UnitedHealthcare Employer & Individual has diversified its model more extensively, distributing through professional employer organizations, associations, private equity relationships and, increasingly, through both multi-carrier and its own proprietary private exchange marketplaces. In 2014, UnitedHealthcare Employer & Individual launched UnitedHealthcare Marketplace, a new shopping platform for employers seeking to offer their employees flexibility and a choice of UnitedHealthcare plans. UnitedHealthcare Employer & Individual is also participating in select multi-plan exchanges that they believe are structured to encourage consumer choice. Direct-to-consumer sales are also supported by participation in multi-carrier health insurance marketplaces for individuals and small groups through exchanges. In 2014, UnitedHealthcare Employer & Individual participated in 13 state public health care exchanges, including four individual and nine small group exchanges. In 2015, we are participating in 23 individual and 12 small group state public exchanges.
UnitedHealthcare Employer & Individual’s diverse product portfolio offers a continuum of benefit designs, price points and approaches to consumer engagement, which provide the flexibility to meet the needs of employers of all sizes, as well as individuals shopping for health benefits coverage. UnitedHealthcare Employer & Individual has seen increased demand for consumer driven health plans and new network approaches with lower costs, as well as more convenient care options for consumers. UnitedHealthcare Employer & Individual emphasizes local markets and leverages its national scale to adapt products to meet specific local market needs.

UnitedHealthcare Employer & Individual offers its products through affiliates that are licensed as insurance companies, health maintenance organizations (HMOs), or third-party administrators (TPAs). The market for health benefit products is shifting, with benefit and network offerings shaped, at least in part, by the requirements and effects of the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation), employer focus on quality and employee engagement, and the urgent need to align the system around value.
UnitedHealthcare Employer & Individual’s major product families include:
Traditional Products. Traditional products include a full range of medical benefits and network options from managed plans, such as Choice and Options PPO, to more traditional indemnity products. The plans offer a full spectrum of covered services, including preventive care, direct access to specialists and catastrophic protection.
Consumer Engagement Products and Tools. Consumer engagement products couple plan design with financial accounts to increase individuals’ responsibility for their health and well-being. This suite of products includes high-deductible consumer-driven benefit plans, which include health reimbursement accounts (HRAs), health savings accounts (HSAs) and consumer engagement services such as personalized behavioral incentive programs and consumer education. During 2014, more than 32,000 employer-sponsored benefit plans, including more than 300 employers in the large group self-funded market, purchased HRA or HSA products from us. UnitedHealthcare Employer & Individual’s consumer engagement tools support members with access to benefit, cost and quality information through online and mobile applications, such as Advocate4Me, myHealthcare Cost Estimator and Health4Me. Using innovative tools and technology, UnitedHealthcare and Optum’s applications are helping people address a broad range of health related issues, including benefits and claims questions, finding the right doctor, proactive support for appointments and issue resolution, health education, clinical program enrollment and treatment decision support.
Value Based Products. UnitedHealthcare Employer & Individual’s suite of consumer incentive products increases individual awareness of personal health and care quality and cost for heightened consumer responsibility and behavior change. These products include: Small Business Wellness, which is a packaged wellness and incentives product that offers gym reimbursement and encourages completion of important wellness activities. For mid-sized clients, SimplyEngaged is a scalable activity-based reward program that ties incentives to completion of health improvement activities, while SimplyEngaged Plus provides richer incentives for achieving health goals. For large, self-funded customers, the UnitedHealthcare Healthy Rewards program offers a flexible incentive design to help employers choose the right activities and include appropriate biometric outcomes that best fit the needs of their employee population. UnitedHealth Personal Rewards leverages a tailored approach to incentives by combining personalized scorecards with financial incentives for improving biometric scores, compliance with key health treatments and preventive care.
Essential Benefits Products. UnitedHealthcare Employer & Individual’s portfolio of lower cost products provides value to consumers through innovative plan designs and unique network programs like UnitedHealth Premium®, which guide people to physicians recognized for providing high-quality, cost-efficient care to their patients. This approach to essential benefits is designed to deliver sustainable health care costs for employers, enabling them to continue to offer their employees coverage at more affordable prices. For example, UnitedHealthcare Employer & Individual’s tiered benefit plans offer enhanced benefits in the form of greater coinsurance coverage and/or lower copays for people using UnitedHealth Premium® designated care providers.
Clinical and Pharmacy Products. UnitedHealthcare Employer & Individual offers a comprehensive suite of clinical and pharmacy benefits management programs, which complement its service offerings by improving quality of care, engaging members and providing cost-saving options. All UnitedHealthcare Employer & Individual members are provided access to clinical products that help them make better health care decisions and better use of their medical benefits, improving health and decreasing medical expenses.
Each medical plan has a core set of clinical programs embedded in the offering, with additional services available depending on funding type (fully insured or self-funded), line of business (e.g., small business, key accounts, public sector, national accounts and individuals), and clinical need. UnitedHealthcare Employer & Individual’s clinical programs include:

•	wellness programs;

•	decision support;

•	utilization management;

•	case and disease management;

•	complex condition management;

•	on-site programs, including Know Your Numbers (biometrics) and flu shots;

•	incentives to reinforce positive behavior change;

•	mental health/substance use disorder management; and

•	employee assistance programs.
UnitedHealthcare Employer & Individual’s comprehensive and integrated pharmaceutical management services promote lower costs by using formulary programs to produce better unit costs, encouraging consumers to use drugs that offer improved value and outcomes, and supporting the appropriate use of drugs based on clinical evidence through physician and consumer education programs.
Specialty Offerings. UnitedHealthcare Employer & Individual also delivers dental, vision, life, and disability product offerings through an integrated approach including a network of more than 58,000 vision professionals in private and retail settings, and nearly 75,000 dental offices.
UnitedHealthcare Military & Veterans. UnitedHealthcare Military & Veterans is the provider of health care services for nearly 3 million active duty and retired military service members and their families in 21 states (West Region) under the Department of Defense’s (DoD) TRICARE Managed Care Support contract. The contract began on April 1, 2013, and includes a transition period and five one-year renewals at the government’s option.
UnitedHealthcare Military & Veterans’ responsibility as a contractor is to augment the military’s direct care system by providing managed care support services, provider networks, medical management, claims/enrollment administration and customer service.
UnitedHealthcare Medicare & Retirement
UnitedHealthcare Medicare & Retirement provides health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services, as well as services dealing with chronic disease and other specialized issues common among older individuals. UnitedHealthcare Medicare & Retirement is fully dedicated to serving this growing senior market segment, providing products and services in all 50 states, the District of Columbia and most U.S. territories. It has distinct pricing, underwriting, clinical program management and marketing capabilities dedicated to health products and services in this market.
UnitedHealthcare Medicare & Retirement offers a spectrum of risk-based Medicare products that may be purchased by individuals or on a group basis, including Medicare Advantage plans, Medicare Prescription Drug Benefit (Medicare Part D) and Medicare Supplement products that extend and enhance traditional fee-for-service coverage. UnitedHealthcare Medicare & Retirement services include care management and clinical management programs, a nurse health line service, 24-hour access to health care information, access to discounted health services from a network of care providers and administrative services.
Premium revenues from the Centers for Medicare & Medicaid Services (CMS) represented 29% of UnitedHealth Group’s total consolidated revenues for the year ended December 31, 2014, most of which were generated by UnitedHealthcare Medicare & Retirement.
UnitedHealthcare Medicare & Retirement has extensive distribution capabilities and experience, including direct marketing to consumers on behalf of its key clients: AARP, the nation’s largest membership organization dedicated to the needs of people age 50 and over, and state and U.S. government agencies. Products are also offered through employer groups and agent channels.
UnitedHealthcare Medicare & Retirement’s major product categories include:
Medicare Advantage. UnitedHealthcare Medicare & Retirement provides health care coverage for seniors and other eligible Medicare beneficiaries primarily through the Medicare Advantage program administered by CMS, including Medicare Advantage HMO plans, preferred provider organization (PPO) plans, Point-of-Service plans, Private-Fee-for-Service plans and Special Needs Plans (SNPs). Under the Medicare Advantage program, UnitedHealthcare Medicare & Retirement provides health insurance coverage in exchange for a fixed monthly premium per member from CMS and in some cases consumer premiums. Premium amounts received from CMS vary based on the geographic areas in which members reside; demographic factors such as age, gender, and institutionalized status; and the health status of the individual. UnitedHealthcare Medicare & Retirement had approximately 3 million people enrolled in its Medicare Advantage products as of December 31, 2014.
Medicare Advantage plans are designed to compete at the local level, taking into account member and care provider preferences, competitor offerings, our historical financial results, our quality and cost initiatives and the long-term payment rate outlook for each geographic area. Starting in 2012, and phased in through 2017, the Medicare Advantage rate structure and quality rating bonuses are changing significantly. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

UnitedHealthcare Medicare & Retirement offers innovative care management, disease management and other clinical programs, integrating federal, state and personal funding through its continuum of Medicare Advantage products. For high-risk patients in certain care settings and programs, UnitedHealthcare Medicare & Retirement uses proprietary, automated medical record software that enables clinical care teams to capture and track patient data and clinical encounters, creating a comprehensive set of care information that bridges across home, hospital and nursing home care settings. Proprietary predictive modeling tools help identify members at high risk and allow care managers to reach out to those members and create individualized care plans that help them obtain the right care, in the right place, at the right time.
Medicare Part D. UnitedHealthcare Medicare & Retirement provides Medicare Part D benefits to beneficiaries throughout the United States and its territories through its Medicare Advantage and stand-alone Medicare Part D plans. UnitedHealthcare Medicare & Retirement offers two stand-alone Medicare Part D plans: the AARP MedicareRx Preferred and the AARP MedicareRx Saver Plus plans. The stand-alone Medicare Part D plans address a large spectrum of beneficiaries’ needs and preferences for their prescription drug coverage, including low cost prescription options. Each of the plans includes the majority of the drugs covered by Medicare and provides varying levels of coverage to meet the diverse needs of Medicare beneficiaries. As of December 31, 2014, UnitedHealthcare enrolled approximately 8 million people in the Medicare Part D programs, including more than 5 million individuals in the stand-alone Medicare Part D plans and approximately 3 million in Medicare Advantage plans incorporating Medicare Part D coverage.
Medicare Supplement. UnitedHealthcare Medicare & Retirement is currently serving more than 4 million seniors through various Medicare Supplement products in association with AARP. UnitedHealthcare Medicare & Retirement offers plans in all 50 states, the District of Columbia, and most U.S. territories. UnitedHealthcare Medicare & Retirement offers a full range of supplemental products at diverse price points. These products cover the various levels of coinsurance and deductible gaps that seniors are exposed to in the traditional Medicare program.
UnitedHealthcare Community & State
UnitedHealthcare Community & State is dedicated to serving state programs that care for the economically disadvantaged, the medically underserved and those without the benefit of employer-funded health care coverage, in exchange for a monthly premium per member from the state program. In some cases, these premiums are subject to experience or risk adjustments. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, Children’s Health Insurance Programs (CHIP), SNPs, integrated Medicare-Medicaid plans (MMP) and other federal, state and community health care programs. As of December 31, 2014, UnitedHealthcare Community & State participated in programs in 24 states and the District of Columbia, and served more than 5 million beneficiaries. Health Reform Legislation provided for optional Medicaid expansion effective January 1, 2014. For 2015, 13 of our state customers have elected to expand Medicaid, an increase of one state since 2014. For further discussion of the Medicaid expansion under Health Reform Legislation, see Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.”
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
The primary categories of eligibility for the programs served by UnitedHealthcare Community & State and our participation are:

•	Temporary Assistance to Needy Families, primarily women and children – 21 markets;

•	CHIP – 21 markets;

•	Aged, Blind and Disabled (ABD) – 16 markets;

•	SNP – 14 markets;

•	Medicaid Expansion – 13 markets;

•	Long-Term Services and Supports (LTSS) – 12 markets;

•	other programs (e.g., developmentally disabled, rehabilitative services) – 6 markets

•	childless adults programs for the uninsured – 4 markets; and

•	MMP – 1 market.
These health plans and care programs offered are designed to address the complex needs of the populations they serve, including the chronically ill, those with disabilities and people with a higher risk of medical, behavioral and social conditions. UnitedHealthcare Community & State administers benefits for the unique needs of children, pregnant women, adults, seniors and those who are institutionalized or are nursing home eligible. They often live in areas that are medically underserved and are less likely to have a consistent relationship with the medical community or a care provider. These individuals also tend to face significant social and economic challenges.
UnitedHealthcare Community & State leverages the national capabilities of UnitedHealth Group locally, supporting effective care management, strong regulatory partnerships, greater administrative efficiency, improved clinical outcomes and the ability to adapt to a changing national and local market environment. UnitedHealthcare Community & State coordinates resources among family, physicians, other health care providers, and government and community-based agencies and organizations to facilitate continuous and effective care.
The LTSS market represents only 6% of the total Medicaid population, yet accounts for more than 30% of total Medicaid expenditures. The LTSS population is made up of over 4 million individuals who qualify for additional benefits under LTSS programs who represent a subset of the more than 16 million ABD Americans. Currently, only one-quarter of the ABD population and approximately 20% of the LTSS eligible population are served by managed care programs. States are increasingly looking for solutions to not only help control costs, but to improve quality for the complex medical challenges faced by this population and are moving with greater speed to managed care programs.
There are more than 9 million individuals eligible for both Medicare and Medicaid. This group has historically been referred to as dually eligible or MMP. MMP beneficiaries typically have complex conditions with costs of care that are far higher than typical Medicare or Medicaid beneficiaries. While these individuals’ health needs are more complex and more costly, they have been historically served in unmanaged environments. This market provides UnitedHealthcare an opportunity to integrate Medicare and Medicaid funding and improve people’s health status through close coordination of care.
Total annual expenditures for MMPs are estimated at more than $390 billion, or approximately 13% of the total health care costs in the United States. As of December 31, 2014, UnitedHealthcare served more than 315,000 people with complex conditions similar to those in an MMP population in legacy programs through Medicare Advantage dual SNPs. As of December 31, 2014, UnitedHealthcare Community & State had been awarded new MMP business taking effect in 2015 in Ohio and Texas.
UnitedHealthcare Global
UnitedHealthcare Global participates in international markets through national “in country” and cross-border strategic approaches. UnitedHealthcare Global’s cross-border health care business provides comprehensive health benefits, care management and care delivery for multinational employers, governments and individuals around the world. UnitedHealthcare Global’s goal is to create business solutions that are based on local infrastructure, culture and needs, and that blend local expertise with experiences from the U.S. health care industry. As of December 31, 2014, UnitedHealthcare Global provided medical benefits to more than 4 million people, principally in Brazil, but also residing in more than 125 other countries.
Amil. Amil provides health and dental benefits to nearly 7 million people. Amil operates more than 30 acute hospitals and approximately 50 specialty, primary care and emergency services clinics across Brazil, principally for the benefit of its members. Amil’s patients are also treated in its contracted provider network of nearly 27,000 physicians and other health care professionals, approximately 2,100 hospitals and more than 7,600 laboratories and diagnostic imaging centers. Amil offers a diversified product portfolio with a wide range of product offerings, benefit designs, price points and value, including indemnity products. Amil’s products include various administrative services such as network access and administration, care management and personal health services and claims processing.
Other Operations. UnitedHealthcare Global includes other diversified global health services operations with a variety of offerings for international customers, including:

•	network access and care coordination in the United States and overseas;

•	TPA products and services for health plans and TPAs;

•	brokerage services;

•	practice management services for care providers;

•	government and corporate consulting services for improving quality and efficiency; and

•	global expatriate insurance solutions.

Optum
Optum is a health services business serving the broad health care marketplace, including:

•	Those who need care: the consumers who need the right support, information, resources and products to achieve their health goals.

•	Those who provide care: pharmacies, physicians’ practices, hospitals and clinical facilities seeking to modernize the health system and support the best possible patient care and experience.

•	Those who pay for care: insurers, employers and government agencies devoted to ensuring the populations they sponsor receive high-quality care, administered and delivered efficiently.

•
Those who innovate for care: life sciences and research focused organizations dedicated to developing more effective approaches to care, enabling technologies and medicines that improve care delivery and health outcomes.

Using advanced data analytics and technology, Optum helps improve overall health system performance by optimizing care quality, reducing costs and improving the consumer experience and care provider performance. Optum is organized in three reportable segments:

•	OptumHealth focuses on care delivery, care management, consumer engagement, distribution and health financial services;

•	OptumInsight delivers operational services and support and health information technology services; and

•	OptumRx specializes in pharmacy services.
OptumHealth
OptumHealth is a diversified health and wellness business serving the physical, emotional and financial needs of more than 63 million unique individuals. OptumHealth enables population health management through programs offered by employers, payers, government entities and, increasingly, directly with the care delivery system. OptumHealth products and services deliver value by improving quality and patient satisfaction while lowering cost. OptumHealth works to optimize the care delivery system through the creation of high-performing networks and centers of excellence across the care continuum, by working directly with physicians to advance population health management and by focusing on caring for the most medically complex patients.
OptumHealth offers its products on a risk basis, where it assumes responsibility for health care costs in exchange for a monthly premium per individual served, and on an administrative fee basis, under which it manages or administers delivery of the products or services in exchange for a fixed fee per individual served. For its financial services offerings, OptumHealth charges fees and earns investment income on managed funds.
OptumHealth sells its products primarily through its direct sales force, strategic collaborations and external producers in three markets: employers (which includes the sub-markets of large, mid-sized and small employers), payers (which includes the sub-markets of health plans, TPAs, underwriter/stop-loss carriers and individual market intermediaries) and government entities (which includes states, CMS, DoD, the Veterans Administration and other federal procurement agencies). As provider reimbursement models evolve, care providers are emerging as a fourth market for the health management, financial services and local care delivery businesses.
OptumHealth is organized into two major operating groups: Collaborative Care and Consumer Solutions Group (CSG).
Collaborative Care. Collaborative Care’s major product offerings include local care delivery, complex population management and mobile care delivery.

•
Local Care Delivery. Local care delivery serves patients through a collaborative network of care providers aligned around total population health management and outcomes-based reimbursement. Within its local care delivery systems, OptumHealth works directly with medical groups and Independent Practice Associations to deploy a core set of technology, risk management, analytical and clinical capabilities and tools to assist physicians in delivering high-quality care across the populations they serve. OptumHealth is directly affiliated with clinics and physicians who provided care to more than 2 million patients in 2014.

•
Complex Population Management. Complex population management services focus on improving care for patients with very challenging medical conditions by providing the optimal care in the most appropriate setting. Complex population management is focused on building and executing integrated solutions for payers, governmental agencies, accountable care organizations and provider groups for the highest cost patient segment of the health care system with focus on optimizing patient outcomes, quality and cost effectiveness. In addition, complex population management provides hospice services in 17 markets in the United States.

•
Mobile Care Delivery. OptumHealth’s mobile care delivery business provides occupational health, medical and dental readiness services, treatments and immunization programs. These solutions serve a number of government and commercial clients including the U.S. military.

CSG. CSG includes population health management services, specialty networks, distribution and financial services products.

•
Population Health Management Services: OptumHealth serves nearly 38 million people through population health management services, including care management, complex conditions (e.g., cancer, neonatal and maternity), health and wellness and advocacy decision support solutions.

•
Specialty Networks. Within specialty networks, OptumHealth serves more than 57 million people by offering them access to proprietary networks of provider specialists in the areas of behavioral health management (e.g., mental health, substance abuse), chiropractic, physical therapy, transplant, infertility, kidney and end stage renal disease.

•
Distribution: This business provides health exchange capabilities to help payers, market aggregators and employers meet the needs of the consumers they serve. OptumHealth provides call center support, multi-modal communications software, data analysis and trained nurses that help clients acquire, retain and service large populations of health care consumers.

•
Financial Services: This business serves the health financial needs of individuals, employers, health care professionals and payers. OptumHealth is a leading provider of consumer health care accounts. OptumHealth also offers electronic payment solutions to manage compliance and improve the administrative efficiency of electronic claim payments. As of December 31, 2014, Financial Services and its wholly owned subsidiary, Optum Bank, had $2.8 billion in customer assets under management and during 2014 processed $85 billion in medical payments to physicians and other health care providers.

OptumInsight
OptumInsight provides technology, operational and consulting services to participants in the health care industry. Hospital systems, physician practices, commercial health plans, government agencies, life sciences companies and other organizations that constitute the health care system use OptumInsight to help them reduce costs, meet compliance mandates, improve clinical performance, achieve efficiency and modernize their core operating systems to meet the changing needs of the health system landscape.
Many of OptumInsight’s software and information products, advisory consulting arrangements and outsourcing contracts are delivered over an extended period, often several years. OptumInsight maintains an order backlog to track unearned revenues under these long-term arrangements. The backlog consists of estimated revenue from signed contracts, other legally binding agreements and anticipated contract renewals based on historical experience that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. OptumInsight’s aggregate backlog at December 31, 2014, was $8.6 billion, of which $4.8 billion is expected to be realized within the next 12 months. This includes $2.9 billion related to intersegment agreements, all of which are included in the current portion of the backlog. OptumInsight’s aggregate backlog at December 31, 2013, adjusted for the January 1, 2014 business realignment discussed in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements,” was $7.5 billion including $2.7 billion related to intersegment agreements. The increase in 2014 backlog was attributable to a revenue management services acquisition and general business growth, partially offset by services performed on existing contracts. OptumInsight cannot provide any assurance that it will be able to realize all of the revenues included in the backlog due to uncertainties with regard to the timing and scope of services and the potential for cancellation, non-renewal or early termination of service arrangements.

OptumInsight’s products and services are sold primarily through a direct sales force. OptumInsight’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface OptumInsight’s products with their applications.
OptumInsight provides capabilities targeted to the needs of four primary market segments: care providers (e.g., physician practices and hospitals), payers, governments and life sciences organizations.
Care Providers. Serving four out of five U.S. hospitals and tens of thousands of physician practices, OptumInsight provides capabilities that help drive financial performance, meet compliance requirements and deliver health intelligence. OptumInsight’s offerings in clinical workflow software, revenue management tools and services, health IT and analytics help hospitals and physician practices improve patient outcomes, strengthen financial performance and meet quality measurement and compliance requirements, as well as transition to new collaborative and value based business models.
Payers. OptumInsight serves approximately 300 health plans by helping them improve operational and administrative efficiency, meet clinical performance and compliance goals, develop strong provider networks, manage risk and drive growth.

OptumInsight also helps payer clients adapt to new market models, including health insurance exchanges, consumer driven health care and engagement, pay-for-value contracting and population health management.
Governments. OptumInsight provides services to government agencies across 36 states and the District of Columbia. Services include financial management and program integrity services, policy and compliance consulting, data and analytics technology, systems integration and expertise to improve medical quality, access and costs.
Life Sciences. OptumInsight’s Life Sciences business provides services to more than 200 global life sciences organizations. OptumInsight’s services use real-world evidence to support market access and positioning of products, provide insights into patient reported outcomes and optimize and manage risk.
OptumRx
OptumRx provides a full spectrum of pharmacy benefit management (PBM) services to more than 30 million Americans nationwide, managing more than $40 billion in pharmaceutical spending annually and processing nearly 600 million adjusted retail, home delivery and specialty drug prescriptions annually. OptumRx’s PBM services deliver a low cost, high-quality pharmacy benefit through retail network contracting services, home delivery and specialty pharmacy services, manufacturer rebate contracting and management and a variety of clinical programs such as step therapy, formulary management, drug adherence and disease and drug therapy management programs. As of December 31, 2014, OptumRx’s network included more than 67,000 retail pharmacies and two home delivery pharmacy facilities in California and Kansas.
The home delivery and specialty pharmacy fulfillment capabilities of OptumRx are an important strategic component of its business, providing patients with convenient access to maintenance medications, offering a broad range of complex drug therapies and patient management services for individuals with chronic health conditions and enabling OptumRx to help consumers achieve optimal health, while maximizing cost savings.
OptumRx provides PBM services to a substantial majority of UnitedHealthcare members. Additionally, OptumRx manages specialty pharmacy benefits across nearly all of UnitedHealthcare’s businesses with services including patient support and clinical programs designed to ensure quality and deliver value for consumers. This is crucial in managing overall drug spend, as biologics and other specialty medications are the fastest growing pharmacy expenditures. OptumRx also provides PBM services to non-affiliated external clients, including public and private sector employer groups, insurance companies, Taft-Hartley Trust Funds, TPAs, managed care organizations (MCOs), Medicare-contracted plans, Medicaid plans and other sponsors of health benefit plans and individuals throughout the United States. OptumRx’s distribution system consists primarily of health insurance brokers and other health care consultants and direct sales.
GOVERNMENT REGULATION
Most of our health and well-being businesses are subject to comprehensive federal, state and international laws and regulations. We are regulated by federal, state and international regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. The regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political climate, could adversely affect our business.
If we fail to comply with, or fail to respond quickly and appropriately to changes in, applicable laws, regulations and rules, our business, results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to compliance with federal, state and international laws and regulations.

Federal Laws and Regulation
We are subject to various levels of U.S. federal regulation. For example, when we contract with the federal government, we are subject to federal laws and regulations relating to the award, administration and performance of U.S. government contracts. CMS regulates our UnitedHealthcare businesses, and certain aspects of our Optum businesses. Payments by CMS to our businesses are subject to regulations including those governing fee-for-service and the submission of information relating to the health status of enrollees for purposes of determining the amount of certain payments to us. CMS also has the right to audit our performance to determine our compliance with CMS contracts and regulations and the quality of care we provide to Medicare beneficiaries. Our commercial business is further subject to CMS audits related to risk adjustment and reinsurance data.
UnitedHealthcare Community & State has Medicaid and CHIP contracts that are subject to federal regulations regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of these programs. There are many regulations affecting Medicare and Medicaid compliance, and the regulatory environment with respect to these programs is complex. We are also subject to federal law and regulations relating to the administration of contracts with federal agencies that are held by our Optum businesses and UnitedHealthcare Military & Veterans business, such as our TRICARE West Region contract with the DoD.
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
Among other requirements, Health Reform Legislation expanded dependent coverage to age 26, expanded benefit requirements, eliminated certain annual and lifetime maximum limits, eliminated certain pre-existing condition limits, required coverage for preventative services without cost to members, required premium rebates if certain medical loss ratios (MLRs) are not satisfied, granted members new and additional appeal rights, created new premium rate review processes, established a system of state and federal exchanges through which consumers can purchase health coverage, imposed new requirements on the format and content of communications (such as explanations of benefits) between health insurers and their members, introduced new risk sharing programs, reduced the Medicare Part D coverage gap and reduced payments to private plans offering Medicare Advantage.
Health Reform Legislation and the related federal and state regulations are affecting how we do business and could impact our results of operations, financial position and cash flows. The full impact of Health Reform Legislation remains difficult to predict and is not yet fully known. See also Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the risks related to Health Reform Legislation and related matters.
Privacy, Security, and Data Standards Regulation. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), apply to both the group and individual health insurance markets, including self-funded employee benefit plans. Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States is anticipated to be replaced by ICD-10 code sets on October 1, 2015, and health plans and providers will be required to use ICD-10 codes for such diagnoses and procedures for dates of services on or after such date.
The Health Information Technology for Economic and Clinical Health Act (HITECH) significantly expanded the privacy and security provisions of HIPAA. HITECH imposes additional requirements on uses and disclosures of health information; includes new contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds new federal data breach notification requirements for covered entities and business associates and new reporting requirements to the U.S. Department of Health and Human Services (HHS) and the Federal Trade Commission and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
The use and disclosure of individually identifiable health data by our businesses is also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (GLBA) or state statutes implementing GLBA. These federal laws and state statutes generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a third-party, and generally require safeguards for the protection of personal information. Neither the GLBA nor HIPAA privacy regulations preempt more stringent state laws and regulations that may apply to us, as discussed below.
ERISA. The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how our services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor (DOL) as well as the federal courts. ERISA sets forth standards on how our business units may do business with employers who sponsor employee benefit health plans, particularly those that maintain self-funded plans. Regulations established by the DOL subject us to additional requirements for claims payment and member appeals under health care plans governed by ERISA.

State Laws and Regulation
Health Care Regulation. Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. All of the states in which our subsidiaries offer insurance and HMO products regulate those products and operations. The states require periodic financial reports and establish minimum capital or restricted cash reserve requirements. The National Association of Insurance Commissioners (NAIC) has adopted model regulations that, where implemented by states, require expanded governance practices and risk and solvency assessment reporting. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. In 2014, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act that requires us to maintain a risk management framework and file a self-assessment report with state insurance regulators. The first report will be filed with Connecticut, our lead regulator, in 2015, and annually thereafter. Certain states have also adopted their own regulations for minimum MLRs with which health plans must comply. In addition, a number of state legislatures have enacted or are contemplating significant reforms of their health insurance markets, either independent of or to comply with or be eligible for grants or other incentives in connection with Health Reform Legislation, which may affect our operations and our financial results.
Health plans and insurance companies are regulated under state insurance holding company regulations. Such regulations generally require registration with applicable state departments of insurance and the filing of reports that describe capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Most state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. These laws may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies.
Some of our business activity is subject to other health care-related regulations and requirements, including PPO, MCO, utilization review (UR), TPA, or care provider-related regulations and licensure requirements. These regulations differ from state to state, and may contain network, contracting, product and rate, and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices and covered benefits and services. State health care anti-fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services and improper marketing. Certain of our businesses are subject to state general agent, broker and sales distributions laws and regulations. UnitedHealthcare Community & State and certain of our Optum businesses are subject to regulation by state Medicaid agencies that oversee the provision of benefits to our Medicaid and CHIP beneficiaries and to our dually eligible (for Medicare and Medicaid) beneficiaries. We also contract with state governmental entities and are subject to state laws and regulations relating to the award, administration and performance of state government contracts.
Guaranty Fund Assessments. Under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or similar lines of business. Assessments are generally based on a formula relating to premiums in the state compared to the premiums of other insurers and could be spread out over a period of years. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an insolvent insurance company’s claims through state guaranty association assessments in future periods.
Pharmacy Regulation. OptumRx’s home delivery pharmacies must be licensed as pharmacies in the states in which they are located. Our home delivery pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In addition to the laws and regulations in the states where our home delivery pharmacies are located, laws and regulations in non-resident states where we deliver pharmaceuticals may also apply, including the requirement to register with the board of pharmacy in the non-resident state. These non-resident states generally expect our home delivery pharmacies to follow the laws of the state in which the pharmacies are located, but some states also require us to comply with the laws of that non-resident state when pharmaceuticals are delivered there. As our home delivery pharmacies maintain certain Medicare and state Medicaid provider numbers, their participation in the programs requires them to comply with the applicable Medicare and Medicaid provider rules and regulations. Other laws and regulations affecting our home delivery pharmacies include federal and state statutes and regulations governing the labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our PBM businesses.
State Privacy and Security Regulations. A number of states have adopted laws and regulations that may affect our privacy and security practices, such as state laws that govern the use, disclosure and protection of social security numbers and sensitive health information or that are designed to implement GLBA or protect credit card account data. State and local authorities increasingly focus on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Additionally, different approaches to state privacy and insurance regulation and varying enforcement philosophies in the different states may materially and adversely affect our ability to standardize our products and services across state lines. See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to compliance with state privacy and security regulations.
Corporate Practice of Medicine and Fee-Splitting Laws. Certain of our businesses function as direct medical service providers and, as such, are subject to additional laws and regulations. Some states have corporate practice of medicine laws that prohibit specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from sharing in the fees or revenues of a professional practice (fee-splitting). These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change.
Consumer Protection Laws. Certain of our businesses participate in direct-to-consumer activities and are subject to emerging regulations applicable to on-line communications and other general consumer protection laws and regulations.
Banking Regulation
Optum Bank is subject to regulation by federal banking regulators, including the Federal Deposit Insurance Corporation, which performs annual examinations to ensure that the bank is operating in accordance with federal safety and soundness requirements, and the Consumer Financial Protection Bureau, which may perform periodic examinations to ensure that the bank is in compliance with applicable consumer protection statutes, regulations and agency guidelines. Optum Bank is also subject to supervision and regulation by the Utah State Department of Financial Institutions, which carries out annual examinations to ensure that the bank is operating in accordance with state safety and soundness requirements and performs periodic examinations of the bank’s compliance with applicable state banking statutes, regulations and agency guidelines. In the event of unfavorable examination results from any of these agencies, the bank could become subject to increased operational expenses and capital requirements, enhanced governmental oversight and monetary penalties.
International Regulation
Certain of our businesses operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business. These regulatory regimes encompass, among other matters, tax, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction. We currently operate outside of the United States and in the future may acquire or commence additional businesses based outside of the United States, increasing our exposure to non-U.S. regulatory regimes. For example, our Amil business subjects us to Brazilian laws and regulations affecting the managed care and to insurance industries and regulation by Brazilian regulators including the national regulatory agency for private health insurance and plans, the Agência Nacional de Saúde Suplementar, whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA), which prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage.
COMPETITION
As a diversified health and well-being services company, we operate in highly competitive markets. Our competitors include managed health care companies, insurance companies, HMOs, TPAs and business services outsourcing companies, health care professionals that have formed networks to contract directly with employers or with CMS, specialty benefit providers, government entities, disease management companies, and various health information and consulting companies. For our UnitedHealthcare businesses, our competitors include Aetna Inc., Anthem, Inc., Cigna Corporation, Health Net, Inc., Humana Inc., Kaiser Permanente, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross Blue Shield Association, and, with respect to our Brazilian operations, several established competitors in Brazil, and other enterprises that serve more limited geographic areas. For our OptumRx businesses, our competitors include CVS Caremark Corporation, Express Scripts, Inc. and Catamaran Corporation. New entrants into the markets in which we compete, as well as consolidation within these markets, also contribute to a competitive environment. We compete on the basis of the sales, marketing and pricing of our products and services; product innovation; consumer engagement and satisfaction; the level and quality of products and services; care delivery; network and clinical management capabilities; market share; product distribution systems; efficiency of administration operations; financial strength; and marketplace reputation. If we fail to compete effectively to maintain or increase our market share, including by maintaining or increasing enrollments in businesses providing health benefits, our results of operations, financial position and cash flows could be materially and adversely affected. See Part I, Item 1A, “Risk Factors,” for additional discussion of our risks related to competition.

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
EMPLOYEES
As of December 31, 2014, we employed approximately 170,000 individuals.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our executive officers as of February 10, 2015, including the business experience of each executive officer during the past five years:

Name	Age	Position
Stephen J. Hemsley	62	Chief Executive Officer
David S. Wichmann	52	President and Chief Financial Officer
Eric S. Rangen	58	Senior Vice President and Chief Accounting Officer
Larry C. Renfro	61	Vice Chairman of UnitedHealth Group and Chief Executive Officer of Optum
Marianne D. Short	63	Executive Vice President and Chief Legal Officer
D. Ellen Wilson	57	Executive Vice President, Human Capital
Our Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification.
Mr. Hemsley is Chief Executive Officer of UnitedHealth Group, has served in that capacity since November 2006, and has been a member of the Board of Directors since February 2000. From May 1999 to November 2014, Mr. Hemsley also served as President of UnitedHealth Group.
Mr. Wichmann is President and Chief Financial Officer of UnitedHealth Group. Mr. Wichmann has served as President of UnitedHealth Group since November 2014 and Chief Financial Officer of UnitedHealth Group since January 2011. From April 2008 to November 2014, Mr. Wichmann also served as Executive Vice President of UnitedHealth Group and President of UnitedHealth Group Operations.
Mr. Rangen is Senior Vice President and Chief Accounting Officer of UnitedHealth Group and has served in that capacity since December 2006.
Mr. Renfro is Vice Chairman of UnitedHealth Group and Chief Executive Officer of Optum. Mr. Renfro has served as Vice Chairman of UnitedHealth Group since November 2014 and Chief Executive Officer of Optum since July 2011. From January 2011 to July 2011, Mr. Renfro served as Executive Vice President of UnitedHealth Group. From October 2009 to January 2011, Mr. Renfro served as Executive Vice President of UnitedHealth Group and Chief Executive Officer of the Public and Senior Markets Group.
Ms. Short is Executive Vice President and Chief Legal Officer of UnitedHealth Group and has served in that capacity since January 2013. Prior to joining UnitedHealth Group, Ms. Short served as the Managing Partner at Dorsey & Whitney LLP, an international law firm, from January 2007 to December 2012.
Ms. Wilson is Executive Vice President, Human Capital of UnitedHealth Group and has served in that capacity since June 2013. From January 2012 to May 2013, Ms. Wilson served as Chief Administrative Officer of Optum. Prior to joining Optum, Ms. Wilson served for 17 years at Fidelity Investments concluding her tenure there as head of Human Resources.

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
ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENTS
The statements, estimates, projections or outlook contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). When used in this Annual Report on Form 10-K and in future filings by us with the SEC, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” or similar words or phrases are intended to identify such forward-looking statements. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Any forward-looking statement speaks only as of the date of this report and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.
The following discussion contains cautionary statements regarding our business that investors and others should consider. We do not undertake to address in future filings or communications regarding our business or results of operations how any of these factors may have caused our results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining our future results. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.
If we fail to estimate, price for and manage our medical costs in an effective manner, the profitability of our risk-based products and services could decline and could materially and adversely affect our results of operations, financial position and cash flows.
Through our risk-based benefit products, we assume the risk of both medical and administrative costs for our customers in return for monthly premiums. Premium revenues from risk-based benefits products comprise nearly 90% of our total consolidated revenues. We generally use approximately 80% to 85% of our premium revenues to pay the costs of health care services delivered to these customers. The profitability of our products depends in large part on our ability to predict, price for, and effectively manage medical costs. In this regard, Health Reform Legislation established minimum MLRs for certain health plans and authorized HHS to maintain an annual price increase review process for commercial health plans, which could make it more difficult for us to increase the prices of our products. In addition, our OptumHealth Local Care Delivery business negotiates capitation arrangements with commercial third-party payers. Under the typical capitation arrangement, the health care provider receives a fixed percentage of a third-party payer’s premiums to cover all or a defined portion of the medical costs provided to the capitated member. If we fail to predict accurately, price for or manage the costs of providing care to our capitated members, our results of operations could be materially and adversely affected.

We manage medical costs through underwriting criteria, product design, negotiation of favorable provider contracts and care management programs. Total medical costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Our premium revenue on commercial policies is typically at a fixed monthly rate per individual served for a 12-month period and is generally priced one to four months before the contract commences. Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, natural catastrophes or other large-scale medical emergencies, epidemics, the introduction of new or costly drugs, treatments and technology, new mandated benefits (such as the expansion of essential benefits coverage) or other regulatory changes and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results. For example, if our 2014 medical costs for commercial insured products were 1% higher, without proportionally higher revenues from such products, our annual net earnings for 2014 would have been reduced by approximately $190 million, excluding any offsetting impact from premium rebates due to minimum MLRs.
In addition, the financial results we report for any particular period include estimates of costs that have been incurred for which claims are still outstanding. These estimates involve an extensive degree of judgment. If these estimates prove too low, our results of operations could be materially and adversely affected.
Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could materially and adversely affect our business.
We are regulated by federal, state and local governments in the United States and other countries where we do business. Our insurance and HMO subsidiaries must be licensed by and are subject to regulation in the jurisdictions in which they conduct business. For example, states require periodic financial reports and enforce minimum capital or restricted cash reserve requirements. Health plans and insurance companies are also regulated under state insurance holding company regulations, and some of our activities may be subject to other health care-related regulations and requirements, including those relating to PPOs, MCOs, UR and TPA-related regulations and licensure requirements. Some of our UnitedHealthcare and Optum businesses hold or provide services related to government contracts and are subject to U.S. federal and state and non-U.S. self-referral, anti-kickback, medical necessity, risk adjustment, false claims, and other laws and regulations governing government contractors and the use of government funds. In addition, under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or similar lines of business. Any such assessment could expose our insurance entities to the risk of paying a portion of an insolvent insurance company’s claims through state guaranty association assessments in future periods.
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
Certain of our Optum businesses are also subject to regulations, which are distinct from those faced by our insurance and HMO subsidiaries, including, for example, FDA regulations, state telemedicine regulations, debt collection laws, banking regulations, distributor and producer licensing requirements, state corporate practice of medicine doctrines, fee-splitting rules, health care facility licensure and certificate of need requirements, some of which could impact our relationships with physicians, hospitals and customers. These risks and uncertainties may materially and adversely affect our ability to market our products and services, or to do so at targeted margins, or may increase the regulatory burdens under which we operate.
The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change, and the integration into our businesses of entities that we acquire may affect the way in which existing laws and rules apply to us, including subjecting us to laws and rules that did not previously apply to us. The broad latitude given to the agencies administering, interpreting and enforcing current and future regulations governing our business could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements, or expose us to increased liability in courts for coverage determinations, contract interpretation and other actions.
We must also obtain and maintain regulatory approvals to market many of our products, increase prices for certain regulated products, and complete certain acquisitions and dispositions or integrate certain acquisitions. For example, premium rates for our health insurance and managed care products are subject to regulatory review or approval in many states and by the federal government. Additionally, we must submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. Geographic and product expansions may be subject to state and federal regulatory approvals. Delays in obtaining necessary approvals or our failure to obtain or maintain adequate approvals could materially and adversely affect our results of operations, financial position and cash flows.
Some of our businesses operate internationally and consequently face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. The regulatory environments and associated requirements and uncertainties regarding tax, licensing, tariffs, intellectual property, privacy, data protection, investment, capital (including minimum solvency margin and reserve requirements), management control, labor relations, fraud and corruption present compliance requirements and uncertainties for us that are different from those faced by U.S.-based businesses. We have acquired and may in the future acquire or commence additional businesses based outside of the United States, which may subject us to foreign and U.S.-based laws specific to the products and services we acquire or develop outside of the United States. For example, our Amil business subjects us to Brazilian laws and regulations affecting the managed care and insurance industries, which vary from comparable U.S. laws and regulations, and to regulation by Brazilian regulators, whose approach to the interpretation, implementation and enforcement of industry regulations could differ from the approach taken by U.S. regulators. In addition, our non-U.S. businesses and operations are also subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA. Our failure to comply with U.S. or non-U.S. laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could adversely affect our ability to market our products and services, or to do so at targeted operating margins, which may have a material adverse effect on our business, financial condition and results of operations.
The health care industry is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation, such as Health Reform Legislation and associated exchanges. Negative publicity may adversely affect our stock price and damage our reputation in various markets.
Health Reform Legislation could materially and adversely affect the manner in which we conduct business and our results of operations, financial position and cash flows.
Due to its complexity, ongoing implementation and continued legal challenges, Health Reform Legislation’s full impact remains difficult to predict and could adversely affect us. For example, Health Reform Legislation includes specific reforms for the individual and small group marketplace, including guaranteed availability of coverage, adjusted community rating requirements (which include elimination of health status and gender rating factors), essential health benefit requirements (resulting in benefit changes for many members) and actuarial value requirements resulting in expanded benefits or reduced member cost sharing (or a combination of both) for many policyholders. In addition, if we do not maintain certain minimum loss ratios, we are required to rebate ratable portions of our premiums to our customers. These changes can cause significant disruptions in local health care markets and adjustments to our business, all of which could materially and adversely affect our results of operations, financial position and cash flows.
Health Reform Legislation required the establishment of health insurance exchanges for individuals and small employers and requires insurers participating on the health insurance exchanges to offer a minimum level of benefits and includes guidelines on setting premium rates and coverage limitations. While risk adjustment applies to most individual and small group plans in the commercial markets, actual risk adjustment calculations and transfers could materially differ from our assumptions. Our participation in these exchanges involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. In addition, pending legal challenges to the availability of tax subsidies to participants in federal exchange marketplaces could significantly disrupt the health insurance market and negatively affect our business.
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
We participate in various federal, state and local government health care benefit programs, including as a payer in Medicare Advantage, Medicare Part D, various Medicaid programs, CHIP and our TRICARE West Region contract with the DoD, and receive substantial revenues from these programs. Certain of our Optum businesses also provide services to payers participating in government health care programs. A reduction or less than expected increase, or a protracted delay, in government funding for these programs or change in allocation methodologies, or, as is a typical feature of many government contracts, termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows.

The government health care programs in which we participate generally are subject to frequent changes, including changes that may reduce the number of persons enrolled or eligible for coverage, reduce the amount of reimbursement or payment levels, reduce our participation in certain service areas or markets, or increase our administrative or medical costs under such programs. Revenues for these programs depend on periodic funding from the federal government or applicable state governments and allocation of the funding through various payment mechanisms. Funding for these government programs depends on many factors outside of our control, including general economic conditions and budgetary constraints at the federal or applicable state level. For example, CMS has in the past reduced or frozen Medicare Advantage benchmarks and additional cuts to Medicare Advantage benchmarks are possible. In addition, from time to time, CMS makes changes to the way it calculates Medicare Advantage risk adjustment payments. For 2014, CMS asked plans to submit additional information indicating whether or not medical conditions were diagnosed in a clinical setting. CMS has indicated that it will publish further guidance on the treatment of risk adjustment data in early 2015. Although we have adjusted members’ benefits and premiums on a selective basis, ceased to offer benefit plans in certain counties, and intensified both our medical and operating cost management in response to the benchmark reductions and other funding pressures, these or other strategies may not fully address the funding pressures in the Medicare Advantage program. In addition, payers in the Medicare Advantage program may be subject to reductions in payments from CMS as a result of decreased funding or recoupment pursuant to government audit.
Under the Medicaid managed care program, state Medicaid agencies seek bids from eligible health plans to continue their participation in the acute care Medicaid health programs. If we are not successful in obtaining renewals of state Medicaid managed care contracts, we risk losing the members that were enrolled in those Medicaid plans. Under the Medicare Part D program, to qualify for automatic enrollment of low income members, our bids must result in an enrollee premium below a regional benchmark, which is calculated by the government after all regional bids are submitted. If the enrollee premium is not below the government benchmark, we risk losing the members who were auto-assigned to us and will not have additional members auto-assigned to us. In general, our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. In the event any of these assumptions is materially incorrect, either as a result of unforeseen changes to the programs on which we bid, or submission by our competitors at lower rates than our bids, our results of operations, financial position and cash flows could be materially and adversely affected.
Many of the government health care coverage programs in which we participate are subject to the prior satisfaction of certain conditions or performance standards or benchmarks. For example, as part of Health Reform Legislation, CMS has a system that provides various quality bonus payments to plans that meet certain quality star ratings at the local plan level. The star rating system considers various measures adopted by CMS, including, among other things, quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a rating of four stars or higher to qualify for bonus payments. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for quality bonuses and we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect our results of operations, financial position and cash flows. In addition, under Health Reform Legislation, Congress authorized CMS and the states to implement MMP managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Health plan participation in these demonstration programs is subject to CMS approval of specified care delivery models and the satisfaction of conditions to participation, including meeting certain performance requirements. Any changes in standards or care delivery models that apply to government health care programs, including Medicare, Medicaid and the MMP demonstration programs for dually eligible beneficiaries, or our inability to improve our quality scores and star ratings to meet government performance requirements  or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs, which in turn could materially and adversely affect our results of operations, financial position and cash flows.
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
We have been and may in the future become involved in routine, regular, and special governmental investigations, audits, reviews and assessments. Certain of our businesses have been reviewed or are currently under review, including for compliance with coding and other requirements under the Medicare risk-adjustment model. Such investigations, audits or reviews sometimes arise out of or prompt claims by private litigants or whistleblowers that, among other allegations, we failed to disclose certain business practices or, as a government contractor, submitted false claims to the government. Governmental investigations, audits, reviews and assessments could lead to government actions, which could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs, any of which could have a material adverse effect on our business, results of operations, financial position and cash flows.
If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA imposed further restrictions on our ability to collect, disclose and use sensitive personal information and imposed additional compliance requirements on our business. While we have prepared for the transition to ICD-10 as a HIPAA-regulated entity, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2015, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner.
Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.
HIPAA requires business associates as well as covered entities to comply with certain privacy and security requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities and expand it to include business associates. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.
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
We provide PBM services through our OptumRx and UnitedHealthcare businesses. Each business is subject to federal and state anti-kickback and other laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. OptumRx also conducts business as a home delivery pharmacy and specialty pharmacy, which subjects it to extensive federal, state and local laws and regulations. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

Our PBM businesses would be materially and adversely affected by our inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, and could face potential claims in connection with purported errors by our home delivery or specialty pharmacies, including in connection with the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions at any of our home delivery or specialty pharmacies due to an accident or an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.
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
Our businesses compete throughout the United States, Brazil and other foreign markets and face significant competition in all of the geographic markets in which we operate. In particular markets, our competitors, compared to us, may have greater capabilities, resources or market share; a more established reputation; superior supplier or health care professional arrangements; better existing business relationships; lower profit margin or financial return expectations; or other factors that give such competitors a competitive advantage. In addition, our competitive position may be adversely affected by significant merger and acquisition activity that has occurred in the industries in which we operate, both among our competitors and suppliers (including hospitals, physician groups and other care professionals). Consolidation may make it more difficult for us to retain or increase our customer base, improve the terms on which we do business with our suppliers, or maintain or increase profitability. Additionally, new direct to consumer business models from competing businesses may make it more difficult for us to directly engage consumers in the selection and management of their health care benefits, health care usage, and in the effective navigation of the health care system we may be challenged by new technologies and market entrants that could disrupt our existing relationship with health plan enrollees in these areas. Our business, results of operations, financial position and cash flows could be materially and adversely affected if we do not compete effectively in our markets, if we set rates too high or too low in highly competitive markets, if we do not design and price our products properly and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we do not provide a satisfactory level of services, if membership or demand for other services does not increase as we expect or declines, or if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other service providers, our business could be materially and adversely affected.
Our results of operations and prospects are substantially dependent on our continued ability to contract with physicians, hospitals, pharmaceutical benefit service providers, pharmaceutical manufacturers, and other service providers at competitive prices. Any failure to develop and maintain satisfactory relationships with health care providers, whether in-network or out-of-network, could materially and adversely affect our business, results of operations, financial position and cash flows. In addition, certain activities related to network design, provider participation in networks and provider payments could result in disputes that may be costly, distract managements’ attention and result in negative publicity.
In any particular market, physicians and health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs, less desirable products for customers or difficulty meeting regulatory or accreditation requirements. In some markets, certain health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations; practice management companies (which are companies that aggregate physician practices for administrative efficiency); and other organizational structures that physicians, hospitals and other care providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. In addition, if these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.
We have capitation arrangements with some physicians, hospitals and other health care providers. Capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk related to the adequacy of the financial and medical care resources of the health care provider. To the extent that a capitated health care provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangement, we may be held responsible for unpaid health care claims that should have been the responsibility of the capitated health care provider and for which we have already paid the provider, under the capitation arrangement. Further, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts could result in a disruption in the provision of services to our members or a reduction in the services available to our members. Health care providers with whom we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
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
The success of certain businesses, including OptumHealth Local Care Delivery and Amil, depend on maintaining satisfactory physician employment relationships. The primary care physicians that practice medicine or contract with our affiliated physician organizations could terminate their provider contracts or otherwise become unable or unwilling to continue practicing medicine or contracting with us. There is and will likely be heightened competition in the markets where we operate to acquire or manage physician practices or to employ or contract with individual physicians. If we are unable to maintain or grow satisfactory relationships with primary care physicians, or to acquire, recruit or, in some instances, employ physicians, or to retain enrollees following the departure of a physician, our revenues could be materially and adversely affected. In addition, our affiliated physician organizations contract with health insurance and HMO competitors of UnitedHealthcare. Our business could suffer if our affiliated physician organizations fail to maintain relationships with these health insurance or HMO companies, or adequately price their contracts with these third-party payers.
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
We are routinely subject to various litigation actions due to the nature of our business, which could damage our reputation and, if resolved unfavorably, could result in substantial penalties or monetary damages and materially and adversely affect our results of operations, financial position and cash flows.
We are routinely made party to a variety of legal actions related to, among other matters, the design, management and delivery of our product and service offerings. These matters have included or could in the future include matters related to health care benefits coverage and payment claims (including disputes with enrollees, customers, and contracted and non-contracted physicians, hospitals and other health care professionals), tort claims (including claims related to the delivery of health care services, such as medical malpractice by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks), whistleblower claims (including claims under the False Claims Act or similar statutes), contract and labor disputes, tax claims and claims related to disclosure of certain business practices. We are also party to certain class action lawsuits brought by health care professional groups and consumers. In addition, we operate in jurisdictions outside of the United States, where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject to dispute by customers, government authorities or others. We are largely self-insured with regard to litigation risks. Although we maintain excess liability insurance with outside insurance carriers for claims in excess of our self-insurance, certain types of damages, such as punitive damages in some circumstances, are not covered by insurance. Although we record liabilities for our estimates of the probable costs resulting from self-insured matters, it is possible that the level of actual losses will significantly exceed the liabilities recorded.
We cannot predict the outcome of significant legal actions in which we are involved and are incurring expenses in resolving these matters. The legal actions we face or may face in the future could further increase our cost of doing business and materially and adversely affect our results of operations, financial position and cash flows. In addition, certain legal actions could result in adverse publicity, which could damage our reputation and materially and adversely affect our ability to retain our current business or grow our market share in some markets and businesses.

Any failure by us to manage successfully our strategic alliances or complete, manage or integrate acquisitions and other significant strategic transactions or relationships could materially and adversely affect our business, prospects, results of operations, financial position and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions. For example, we have a strategic alliance with AARP under which we provide AARP-branded Medicare Supplement insurance to AARP members and other AARP-branded products and services to Medicare beneficiaries. If we fail to meet the needs of our alliance or joint venture partners, including by developing additional products and services, providing high levels of service, pricing our products and services competitively or responding effectively to applicable federal and state regulatory changes, our alliances and joint ventures could be damaged or terminated, which in turn could adversely impact our reputation, business and results of operations. Further, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be placed at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows. Success in completing acquisitions is also dependent upon efficiently integrating the acquired business into our existing operations, including our internal control environment, or otherwise leveraging its operations, which may present challenges that are different from those presented by organic growth and that may be difficult for us to manage. If we cannot successfully integrate these acquisitions and to realize contemplated revenue growth opportunities and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
As we expand and operate our business outside of the United States, we are presented with challenges that differ from those presented by acquisitions of domestic businesses, including challenges in adapting to new markets, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management and other resources to the acquired businesses before we realize anticipated synergies or other benefits from the acquired businesses. These challenges vary widely by country and may include political instability, government intervention, discriminatory regulation, and currency exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which our acquired businesses operate or converting local currencies that we hold into U.S. dollars or other currencies. If we are unable to manage successfully our non-U.S. acquisitions, our business, prospects, results of operations and financial position could be materially and adversely affected.
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
Our products and services are sold in part through independent producers and consultants with whom we do not have exclusive contracts and for whose services and allegiance we must compete intensely. Our sales would be materially and adversely affected if we were unable to attract, retain and support such independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels. Our relationships with producers could be materially and adversely impacted by changes in our business practices and the nature of our relationships to address these pressures, including potential reductions in commissions.
A number of investigations have been conducted regarding the marketing practices of producers selling health care products and the payments they receive and have resulted in enforcement actions against companies in our industry and producers marketing and selling those companies’ products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans, which could materially and adversely impact our ability to market our products.
Unfavorable economic conditions could materially and adversely affect our revenues and our results of operations.
Unfavorable economic conditions may impact demand for certain of our products and services. For example, high unemployment can cause lower enrollment or lower rates of renewal in our employer group plans and our non-employer individual plans. Unfavorable economic conditions have also caused and could continue to cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. In addition, unfavorable economic conditions could adversely impact our ability to increase premiums or result in the cancellation by certain customers of our products and services. These conditions could lead to a decrease in our membership levels and premium and fee revenues and could materially and adversely affect our results of operations, financial position and cash flows.
During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including

Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to apply to payments already negotiated or received from the government and could materially and adversely affect our results of operations, financial position and cash flows. In addition, state and federal budgetary pressures could cause the affected governments to impose new or a higher level of taxes or assessments for our commercial programs, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Any of these developments or actions could materially and adversely affect our results of operations, financial position and cash flows.
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
Market fluctuations could impair our profitability and capital position. Volatility in interest rates affects our interest income and the market value of our investments in debt securities of varying maturities, which constitute the vast majority of the fair value of our investments as of December 31, 2014. Relatively low interest rates on investments, such as those experienced during recent years, have adversely impacted our investment income, and the continuation of the current low interest rate environment could further adversely affect our investment income. In addition, a delay in payment of principal or interest by issuers, or defaults by issuers (primarily from investments in corporate and municipal bonds), could reduce our net investment income and require us to write down the value of our investments, which could materially and adversely affect our profitability and shareholders’ equity.
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
As of December 31, 2014, goodwill and other intangible assets had a carrying value of $36.6 billion, representing 42% of our total consolidated assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The value of our goodwill may be materially and adversely impacted if businesses that we acquire perform in a manner that is inconsistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially and adversely affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, adversely impact our credit ratings and potentially impact our compliance with the covenants in our bank credit facilities.
If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our ability to price adequately our products and services, to provide effective service to our customers in an efficient and uninterrupted fashion, and to report accurately our results of operations depends on the integrity of the data in our information systems. We periodically consolidate, integrate, upgrade and expand our information systems capabilities as a result of technology initiatives and recently enacted regulations, changes in our system platforms and integration of new business acquisitions. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, experience problems in determining medical cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, become subject to regulatory sanctions or penalties, incur increases in operating expenses or suffer other adverse consequences. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows.
Certain of our businesses sell and install software products that may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. Connectivity among competing technologies is becoming increasingly important in the health care industry. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.
Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to the health information technology market may present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
If we sustain cyber-attacks or other privacy or data security incidents, that result in security breaches that disrupt our operations or result in the unintended dissemination of sensitive personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or third-parties. Some of the data we process, store and transmit may be outside of the U.S. due to our information technology systems and international business operations. We may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our facilities may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human errors; or other similar events that could negatively affect our systems and our and our customer’s data.
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
We rely on our agreements with customers, confidentiality agreements with employees and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and we expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this industry segment grows. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services and our results of operations, financial position and cash flows could be materially and adversely affected.
Restrictions on our ability to obtain funds from our regulated subsidiaries could materially and adversely affect our results of operations, financial position and cash flows.
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund our obligations. Many of these subsidiaries are regulated by departments of insurance or similar regulatory authorities. We are also required by law or regulation to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium revenues generated by the applicable subsidiary. In most states, we are required to seek prior approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. An inability of our regulated subsidiaries to pay dividends to their parent companies in the desired amounts or at the time of our choosing could adversely affect our ability to reinvest in our business through capital expenditures or business acquisitions, as well as our ability to maintain our corporate quarterly dividend payment cycle, repurchase shares of our common stock and repay our debt. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our results of operations, financial position, and cash flows could be materially and adversely affected.
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
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the captions “Litigation Matters” and “Governmental Investigations, Audits and Reviews” in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES AND HOLDERS
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol UNH. On January 30, 2015, there were 13,946 registered holders of record of our common stock. The per share high and low common stock sales prices reported by the NYSE and cash dividends declared for our last two fiscal years were as follows:

	High	Low	Cash Dividends Declared
2014
First quarter	$83.32	$69.57	$0.2800
Second quarter	$83.05	$73.61	$0.3750
Third quarter	$88.85	$78.74	$0.3750
Fourth quarter	$104.00	$80.72	$0.3750

2013
First quarter	$58.26	$51.36	$0.2125
Second quarter	$66.19	$57.01	$0.2800
Third quarter	$75.88	$64.65	$0.2800
Fourth quarter	$75.54	$66.72	$0.2800

DIVIDEND POLICY
In June 2014, our Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $1.50 per share, paid quarterly. Since June 2013, we had paid an annual cash dividend of $1.12 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities (a)
Fourth Quarter 2014

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
October 31, 2014	3	$87	3	79
November 30, 2014	4	96	4	75
December 31, 2014	3	100	3	71
Total	10	$94	10

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

PERFORMANCE GRAPHS
The following two performance graphs compare our total return to shareholders with the returns of indexes of other specified companies and the S&P 500 Index. The first graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of certain Fortune 50 companies (the “Fortune 50 Group”) for the five-year period ended December 31, 2014. The second graph compares our cumulative total return to shareholders with the S&P 500 Index and an index of a group of peer companies selected by us for the five-year period ended December 31, 2014. We are not included in either the Fortune 50 Group index in the first graph or the peer group index in the second graph. In calculating the cumulative total shareholder return of the indexes, the shareholder returns of the Fortune 50 Group companies in the first graph and the peer group companies in the second graph are weighted according to the stock market capitalizations of the companies at January 1 of each year. The comparisons assume the investment of $100 on December 31, 2009 in our common stock and in each index, and that dividends were reinvested when paid.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among UnitedHealth Group, the S&P 500 Index,
and Fortune 50 Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
UnitedHealth Group
S&P 500
Fortune 50 Group

	12/09	12/10	12/11	12/12	12/13	12/14
UnitedHealth Group	$100.00	$119.89	$170.47	$185.11	$261.07	$356.25
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Fortune 50 Group	100.00	118.15	118.12	139.95	178.88	188.42
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Peer Group
The companies included in our peer group are Aetna Inc., Anthem Inc., Cigna Corporation and Humana Inc. We believe that this peer group reflects publicly traded peers to our UnitedHealthcare businesses.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among UnitedHealth Group, the S&P 500 Index, and Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
UnitedHealth Group
S&P 500
Peer Group

	12/09	12/10	12/11	12/12	12/13	12/14
UnitedHealth Group	$100.00	$119.89	$170.47	$185.11	$261.07	$356.25
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	101.88	132.34	133.68	207.73	272.75
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(in millions, except percentages and per share data)	2014	2013	2012 (a)	2011	2010
Consolidated operating results
Revenues	$130,474	$122,489	$110,618	$101,862	$94,155
Earnings from operations	10,274	9,623	9,254	8,464	7,864
Net earnings attributable to UnitedHealth Group common shareholders	5,619	5,625	5,526	5,142	4,634
Return on equity (b)	17.3%	17.7%	18.7%	18.9%	18.7%
Basic earnings per share attributable to UnitedHealth Group common shareholders	$5.78	$5.59	$5.38	$4.81	$4.14
Diluted earnings per share attributable to UnitedHealth Group common shareholders	5.70	5.50	5.28	4.73	4.10
Cash dividends declared per common share	1.4050	1.0525	0.8000	0.6125	0.4050

Consolidated cash flows from (used for)
Operating activities	$8,051	$6,991	$7,155	$6,968	$6,273
Investing activities	(2,534)	(3,089)	(8,649)	(4,172)	(5,339)
Financing activities	(5,293)	(4,946)	471	(2,490)	(1,611)

Consolidated financial condition
(as of December 31)
Cash and investments	$28,063	$28,818	$29,148	$28,172	$25,902
Total assets	86,382	81,882	80,885	67,889	63,063
Total commercial paper and long-term debt	17,406	16,860	16,754	11,638	11,142
Redeemable noncontrolling interests	1,388	1,175	2,121	—	—
Shareholders’ equity	32,454	32,149	31,178	28,292	25,825
Debt to debt-plus-equity ratio	34.9%	34.4%	35.0%	29.1%	30.1%

(a)	Includes the effects of the October 2012 Amil acquisition and related debt and equity issuances.

(b)
Return on equity is calculated as net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters of the year presented.

Financial Highlights should be read with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements thereto included in Item 8, “Financial Statements.” Readers are cautioned that the statements, estimates, projections or outlook contained in this report, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 7, may constitute forward-looking statements within the meaning of the PSLRA. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations expressed or implied in the forward-looking statements. A description of some of the risks and uncertainties can be found further below in this Item 7 and in Part I, Item 1A, “Risk Factors.”
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
We have four reportable segments across our two business platforms, UnitedHealthcare and Optum:

•	UnitedHealthcare, which includes UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global;

•	OptumHealth;

•	OptumInsight; and

•	OptumRx.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Business Trends
Our businesses participate in the U.S., Brazilian and certain other international health economies. In the U.S., health care spending comprises approximately 18% of gross domestic product and has grown consistently for many years. We expect overall spending on health care to continue to grow in the future, due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and regulatory changes, including enacted health reform legislation in the United States, which have impacted and could further impact our results of operations.
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations. Our review of regulatory considerations involves a focus on minimum MLR thresholds and the new risk adjustment, risk corridor and reinsurance provisions that impact the small group and individual markets. We will continue to balance growth and profitability across all of these dimensions. Overall, we continue to be under pressure from ongoing market competition in commercial products and from government payment rates.
The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Health plans have generally reflected the Industry Tax and Reinsurance Programs (together, ACA Fees) in their pricing. Conversely, the industry has continued to experience favorable medical cost trends due to moderated utilization, which has impacted pricing trends. Having reflected the additional cost step-ups in 2014 related to the ACA Fees, we anticipate health plans’ pricing returning to a more normal inflation rate in 2015.
Annual commercial premium rate increases are subject to federal and state review and approval procedures. While our rates and rate filings are developed using methods consistent with the standards of actuarial practice, we have experienced regulatory challenges to proposed premium rate increases in certain states, including California and New York.
The Medicare Advantage rate structure is changing and funding has been cut in recent years, with additional reductions to take effect in 2015, as discussed below in “Regulatory Trends and Uncertainties.” We are taking actions to respond to these funding reductions, but the reductions adversely affected after-tax earnings for our Medicare business during 2014, and we expect our

2015 Medicare MLR to be slightly higher than in 2014.
We expect continued Medicaid revenue increases due to anticipated growth in our offerings; we also believe that the reimbursement rate environment creates the risk of downward pressure on Medicaid net margin percentages. We continue to take a prudent, market-sustainable posture for both new business and maintenance of existing relationships. We advocate for actuarially sound rates that are commensurate with our medical cost trends and remain dedicated to partnering with those states that are committed to the long-term viability of their programs.
Medical Cost Trends. Our medical cost trends are primarily related to unit costs, utilization and prescription drug costs. Consistent with our experience in recent years, our 2014 cost trends were largely driven by continued unit cost pressure from health care providers. Although the weak economic environment combined with our medical cost management strategies has had a favorable impact on utilization trends in recent years, the impacts of Health Reform Legislation, namely mandated essential health benefits and limits on out-of-pocket maximums, are exerting upward pressure on medical cost trends. The primary drivers of prescription drug trends continue to be unit cost pressure on brand name drugs and a shift towards expensive new specialty medications, including new hepatitis C therapies.
Delivery System and Payment Modernization. The health care market continues to change based on demographic shifts, new regulations, political forces and both payer and patient expectations. Health plans and care providers are being called upon to work together to close gaps in care and improve overall care quality, improve the health of populations and reduce costs. Delivery system modernization and payment reform are critical and the alignment of incentives between key constituents remains an important theme.
We are increasingly rewarding care providers for delivering improvements in quality and cost-efficiency. As of December 31, 2014, we served nearly 3 million people through the most progressive of these arrangements, including full-risk, shared-risk and bundled episode-of-care payment approaches. As of December 31, 2014, our contracts with value based spending total nearly $37 billion annually, up significantly from recent years.
This trend is creating needs for health management services that can coordinate care around the primary care physician, including new primary care channels, and for investments in new clinical and administrative information and management systems, which we believe provide growth opportunities for our Optum business platform.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of Health Reform Legislation and other regulatory items. For additional information regarding Health Reform Legislation and regulatory trends and uncertainties, see Part I, Item 1 “Business - Government Regulation” and Item 1A, “Risk Factors.”
Medicare Advantage Rates and Minimum Loss Ratios. Medicare Advantage rates have been cut over the last several years, with additional funding reductions to be phased-in through 2017 as a result of (a) changes to CMS Medicare Advantage benchmark rates; (b) Health Reform Legislation; and (c) the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, which reduced Medicare Advantage and Medicare Part D payments (Sequestration). The CMS final notice of 2015 Medicare Advantage benchmark rates and payment policies includes additional significant reductions for 2015. These industry level reductions, including the impact of the Industry Tax described below, resulted in revenue reductions and incremental assessments totaling more than 6% of revenue in 2014 and more than an additional 3% in 2015, against a typical industry forward medical cost trend of 3%. The impact of these cuts to our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors affected our plan benefit designs, market participation, growth prospects and expectation of earnings for our Medicare Advantage plans for 2015.
Health Reform Legislation directed HHS to establish a program to reward high-quality Medicare Advantage plans beginning in 2012. Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The historical expanded star bonus program, which paid bonuses to qualifying plans rated 3 stars or higher expired after 2014. In 2015, quality bonus payments will be paid only to plans rated 4 stars and higher. For the 2015 star bonus payment year, more than 37% of our Medicare Advantage members are enrolled in plans rated 4 stars or higher. We currently expect a similar percentage of members to be enrolled in such plans for the 2016 payment year. We are dedicating substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance for the 2017 and 2018 payment years.

The ongoing reductions to Medicare Advantage funding place continued importance on effective medical management and ongoing improvements in administrative efficiency. There are a number of adjustments we have made to partially offset these rate reductions. These adjustments will impact the majority of the seniors we serve through Medicare Advantage. For example, we seek to intensify our medical and operating cost management, make changes to the size and composition of our care provider networks, adjust members' benefits, implement or increase member premiums over the monthly payments we receive from the government, and decide on a county-by-county basis where we will offer Medicare Advantage plans. For 2015, we have added premiums in certain markets; one-third of our members that had previously purchased $0 premium products will be impacted. We may experience some reduction in membership in the plans with the greatest premiums additions, but we expect overall growth in Medicare Advantage membership in 2015.
In the longer term, we also may be able to mitigate some of the effects of reduced funding by increasing enrollment due, in part, to the increasing number of people eligible for Medicare in coming years. As Medicare Advantage reimbursement changes, other products may become relatively more attractive to Medicare beneficiaries and increase the demand for other senior health benefits products such as our market-leading Medicare Supplement and stand-alone Medicare Part D insurance offerings.
Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes an Industry Tax levied proportionally across the health insurance industry for risk-based products, which began January 1, 2014. The industry-wide amount of the annual tax was $8 billion in 2014 and increases to $11.3 billion in 2015 and 2016, $13.9 billion in 2017 and $14.3 billion in 2018. For 2019 and beyond, the amount will equal the annual tax for the preceding year increased by the rate of premium growth for the preceding year. In 2015, we expect that our share of the Industry Tax will be $1.8 billion compared to $1.3 billion in 2014.
With the introduction of state health insurance exchanges and other significant market reforms in the individual and small group markets in 2014, Health Reform Legislation includes three programs designed to stabilize the health insurance markets. These programs encompass: a Reinsurance Program; a temporary risk corridors program; and a permanent risk adjustment program. The Reinsurance Program is a temporary program that will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. The total three year amount of $25 billion for the Reinsurance Program will be allocated as follows: $20 billion (2014 - $10 billion, 2015 - $6 billion, 2016 - $4 billion) subject to increases based on state decisions, to fund the reinsurance pool and $5 billion (2014 and 2015 - $2 billion, 2016 - $1 billion) to fund the U.S. Treasury. While funding for the Reinsurance Program will come from all commercial lines of business, only market reform compliant individual businesses will be eligible for reinsurance recoveries.
For detail on the Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Exchanges and Coverage Expansion. Across markets, we and our competitors are adapting product, network and marketing strategies to anticipate new or expanding distribution channels including public exchanges, private exchanges and off exchange purchasing. Effective in 2014, states have either created their own public exchange, entered a partnership exchange or relied on the federally facilitated exchange for individuals and small employers. The exchanges have created new market dynamics that have impacted and could further impact our existing businesses, depending on the ultimate member migration patterns for each market. In 2014, commercial fully insured membership expanded industry-wide with more than 7 million consumers served through the individual public exchanges alone. Self-insured enrollment remained relatively stable, but there has been an increased interest in post-reform alternatives such as private exchange solutions. Our level of participation in public exchanges is determined on a state-by-state basis. Each state is evaluated based on factors such as growth opportunities, our current local presence, our competitive positioning, our ability to honor our commitments to our local customers and consumers, and the regulatory environment. In 2014, we participated in 13 state public exchanges, including four individual and nine small group exchanges. In 2015, we are participating in 23 individual exchanges and in 12 small group exchanges.
Health Reform Legislation also provided for optional expanded Medicaid coverage that became effective in January 2014. We participate in programs in 24 states and the District of Columbia, and of these, 12 states opted to expand Medicaid for 2014. For 2015, 13 of our state customers have elected to expand Medicaid. The Congressional Budget Office forecasts that due to Medicaid expansion, a total of 13 million people will have obtained coverage through Medicaid by the end of 2016, and we are actively seeking to build market share serving the needs of these Medicaid expansion beneficiaries and their state sponsors.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$115,302	$109,557	$99,728	$5,745	5%	$9,829	10%
Services	10,151	8,997	7,437	1,154	13	1,560	21
Products	4,242	3,190	2,773	1,052	33	417	15
Investment and other income	779	745	680	34	5	65	10
Total revenues	130,474	122,489	110,618	7,985	7	11,871	11
Operating costs:
Medical costs	93,257	89,290	80,226	3,967	4	9,064	11
Operating costs	21,681	19,362	17,306	2,319	12	2,056	12
Cost of products sold	3,784	2,839	2,523	945	33	316	13
Depreciation and amortization	1,478	1,375	1,309	103	7	66	5
Total operating costs	120,200	112,866	101,364	7,334	6	11,502	11
Earnings from operations	10,274	9,623	9,254	651	7	369	4
Interest expense	(618)	(708)	(632)	(90)	(13)	76	12
Earnings before income taxes	9,656	8,915	8,622	741	8	293	3
Provision for income taxes	(4,037)	(3,242)	(3,096)	795	25	146	5
Net earnings	5,619	5,673	5,526	(54)	(1)	147	3
Earnings attributable to noncontrolling interests	—	(48)	—	(48)	nm	48	nm
Net earnings attributable to UnitedHealth Group common shareholders	$5,619	$5,625	$5,526	$(6)	—%	$99	2%
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$5.70	$5.50	$5.28	$0.20	4%	$0.22	4%
Medical care ratio (a)	80.9%	81.5%	80.4%	(0.6)%		1.1%
Operating cost ratio	16.6	15.8	15.6	0.8		0.2
Operating margin	7.9	7.9	8.4	—		(0.5)
Tax rate	41.8	36.4	35.9	5.4		0.5
Net earnings margin	4.3	4.6	5.0	(0.3)		(0.4)
Return on equity (b)	17.3%	17.7%	18.7%	(0.4)%		(1.0)%
nm= not meaningful

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the four quarters in the year presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following represents a summary of select 2014 year-over-year operating comparisons to 2013 and other 2014 significant items.

•	Consolidated revenues increased by 7%, Optum revenues grew 25% and UnitedHealthcare revenues increased 5%.

•	ACA Fees favorably affected our 2014 medical care ratio (110 bps), and unfavorably impacted our operating cost ratio (120 bps) and effective income tax rate (510 bps).

•	Earnings from operations increased by 7%, including an increase of 32% at Optum partially offset by a decrease of 2% at UnitedHealthcare.

•
Diluted earnings per share to UnitedHealth Group shareholders increased 4% to $5.70 and included the negative year-over-year impact of approximately $1.00 per share in ACA Fees, ACA Medicare rate cuts and other ACA impacts.

•	As of December 31, 2014, there was $738 million of cash available for general corporate use and 2014 cash flows from operations were $8.1 billion.

2014 RESULTS OF OPERATIONS COMPARED TO 2013 RESULTS
Consolidated Financial Results
Revenues
The increases in revenues during the year ended December 31, 2014 were primarily driven by growth in the number of individuals served in our public and senior markets businesses and growth across all of Optum’s businesses.
Medical Costs and Medical Care Ratio
Medical costs during the year ended December 31, 2014 increased due to risk-based membership growth in our public and senior markets businesses. To the extent possible, we included the reform fees and related tax impacts in our pricing; since the ACA Fees are included in operating costs, this decreased our medical care ratio in 2014. This decrease from ACA fees was partially offset by the impact of lower levels of favorable medical cost reserve development.
Operating Cost Ratio
The increase in our operating cost ratio during the year ended December 31, 2014 was due to the introduction of ACA Fees and services business growth and acquisitions, partially offset by productivity and operating performance gains.
Income Tax Rate
The increase in our income tax rate resulted primarily from the nondeductible Industry Tax.
See Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements” and “Industry Tax and Premium Stabilization Programs” in the “Executive Overview” above for more information on the Industry Tax and ACA Fees.

Reportable Segments
Prior period segment financial information has been recast to conform to the 2014 presentation. See Notes 2 and 13 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues
UnitedHealthcare	$119,798	$113,725	$103,332	$6,073	5%	$10,393	10%
OptumHealth	11,032	9,855	8,147	1,177	12	1,708	21
OptumInsight	5,227	4,714	4,257	513	11	457	11
OptumRx	31,976	24,006	18,359	7,970	33	5,647	31
Optum eliminations	(489)	(458)	(364)	31	7	94	26
Optum	47,746	38,117	30,399	9,629	25	7,718	25
Eliminations	(37,070)	(29,353)	(23,113)	7,717	26	6,240	27
Consolidated revenues	$130,474	$122,489	$110,618	$7,985	7%	$11,871	11%
Earnings from operations
UnitedHealthcare	$6,992	$7,132	$7,687	$(140)	(2)%	$(555)	(7)%
OptumHealth	1,090	949	538	141	15	411	76
OptumInsight	1,002	831	656	171	21	175	27
OptumRx	1,190	711	373	479	67	338	91
Optum	3,282	2,491	1,567	791	32	924	59
Consolidated earnings from operations	$10,274	$9,623	$9,254	$651	7%	$369	4%
Operating margin
UnitedHealthcare	5.8%	6.3%	7.4%	(0.5)%		(1.1)%
OptumHealth	9.9	9.6	6.6	0.3%		3.0
OptumInsight	19.2	17.6	15.4	1.6%		2.2
OptumRx	3.7	3.0	2.0	0.7%		1.0
Optum	6.9	6.5	5.2	0.4%		1.3
Consolidated operating margin	7.9%	7.9%	8.4%	—%		(0.5)%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(in millions, except percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
UnitedHealthcare Employer & Individual	$43,017	$44,847	$46,509	$(1,830)	(4)%	$(1,662)	(4)%
UnitedHealthcare Medicare & Retirement	46,258	44,225	39,257	2,033	5	4,968	13
UnitedHealthcare Community & State	23,586	18,268	16,422	5,318	29	1,846	11
UnitedHealthcare Global	6,937	6,385	1,144	552	9	5,241	nm
Total UnitedHealthcare revenues	$119,798	$113,725	$103,332	$6,073	5%	$10,393	10%
nm= not meaningful

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	December 31,			Increase/(Decrease)		Increase/(Decrease)
(in thousands, except percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Commercial risk-based	7,505	8,185	9,340	(680)	(8)%	(1,155)	(12)%
Commercial fee-based	18,350	19,055	17,585	(705)	(4)	1,470	8
Commercial fee-based TRICARE	2,895	2,920	—	(25)	(1)	2,920	nm
Total commercial	28,750	30,160	26,925	(1,410)	(5)	3,235	12
Medicare Advantage	3,005	2,990	2,565	15	1	425	17
Medicaid	5,055	4,035	3,830	1,020	25	205	5
Medicare Supplement (Standardized)	3,750	3,455	3,180	295	9	275	9
Total public and senior	11,810	10,480	9,575	1,330	13	905	9
International	4,425	4,805	4,425	(380)	(8)	380	9
Total UnitedHealthcare - medical	44,985	45,445	40,925	(460)	(1)%	4,520	11%
Supplemental Data:
Medicare Part D stand-alone	5,165	4,950	4,225	215	4%	725	17%
nm= not meaningful
The decrease in commercial risk-based enrollment was a result of disciplined pricing in a continued competitive environment and a decrease in individual policy customers due to customers moving to public exchanges. The decrease in number of people served under commercial fee-based arrangements was primarily attributable to the loss of a large state employer account. Medicare Advantage participation increased slightly year-over-year despite the significant funding reductions, which caused us to exit certain markets in January 2014, reduce product offerings, adjust networks and reduce benefits for 2014. Approximately 60% of the Medicaid growth was driven by Medicaid expansion under the ACA with the remaining growth resulting from the combination of states launching new programs to complement established programs and growth in those traditional programs. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to price increases in Brazil in response to the increasing costs of mandated health care benefits. In our Medicare Part D stand-alone business, the number of people served increased primarily as a result of new product introductions and strong customer retention.
UnitedHealthcare’s revenue growth during the year ended December 31, 2014 was due to growth in the number of individuals served in our public and senior markets businesses; revenues to recover ACA Fees, which resulted in $1.5 billion of additional annual premiums in 2014; and commercial price increases reflecting underlying medical cost trends. These increases were partially offset by decreased commercial risk-based enrollment and a reduced level of Medicare Advantage funding.
UnitedHealthcare’s operating earnings for the year ended December 31, 2014 were pressured year-over-year by ACA Fees, Medicare Advantage funding reductions, increased spending on specialty medications to treat hepatitis C and reduced levels of favorable medical cost reserve development. Partially offsetting these factors were growth in our public and senior markets businesses, reduced levels of per-member inpatient hospital utilization and revenue true-ups.
Optum
Total revenues increased for the year ended December 31, 2014 primarily due to pharmacy growth at OptumRx and growth at OptumHealth.
The increases in Optum’s earnings from operations and operating margins for the year ended December 31, 2014 were driven by revenue growth and increased productivity, partially offset by investments at OptumHealth and OptumInsight.
The results by segment were as follows:
OptumHealth
Revenue increased at OptumHealth during 2014 primarily due to acquisitions and growth in local care delivery and subacute care services.
Earnings from operations and operating margins for the year ended December 31, 2014 increased primarily due to revenue growth and cost efficiencies, offset in part by investments to develop future growth opportunities.

OptumInsight
Revenue, earnings from operations and operating margins at OptumInsight for the year ended December 31, 2014 increased primarily due to the growth and expansion in revenue management services and government exchange services, partially offset by a reduction in hospital compliance services and investments for future growth.
OptumRx
Increased OptumRx revenue for the year ended December 31, 2014 was due to growth in people served in UnitedHealthcare’s public and senior markets, the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs, which was completed on January 1, 2014, growth from external clients and an increase in specialty pharmaceutical revenues.
Earnings from operations and operating margins for the year ended December 31, 2014 increased primarily due to growth in scale that resulted in greater productivity and better absorption of our fixed costs, and improved performance in both drug purchasing and home delivery pharmacy fulfillment.
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
Medical Costs and Medical Care Ratio
Medical costs during 2013 increased due to risk-based membership growth in our international and public and senior markets businesses, partially offset by the funding conversion of the large client discussed above. The year-over-year medical care ratio increased primarily due to funding reductions for Medicare Advantage products, changes in business mix favoring governmental benefit programs, and reduced levels of favorable medical cost reserve development.
Operating Costs
The increase in our operating costs during 2013 was due to business growth, including an increase in fee-based benefits and fee-based service revenues and a greater mix of international business, which carry comparatively higher operating costs, partially offset by our ongoing cost containment efforts.
Reportable Segments
UnitedHealthcare
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
OptumRx
The increase in OptumRx revenues in 2013 were due to the insourcing of UnitedHealthcare’s commercial pharmacy benefit programs and growth in both UnitedHealthcare’s Medicare Part D members and external clients. Over the course of 2013, we completed our transition of 12 million migrating and new members to the OptumRx platform from a third-party.
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
In 2014, our U.S. regulated subsidiaries paid their parent companies dividends of $4.6 billion. For the twelve months ended December 31, 2013, our U.S. regulated subsidiaries paid their parent companies dividends of $3.2 billion. See Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our regulated subsidiary dividends.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	For the Years Ended December 31,			Increase/(Decrease)	Increase/(Decrease)
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sources of cash:
Cash provided by operating activities	$8,051	$6,991	$7,155	$1,060	$(164)
Sales and maturities of investments, net of purchases	799	—	—	799	—
Customer funds administered	—	31	—	(31)	31
Proceeds from common stock issuances	462	598	1,078	(136)	(480)
Issuances of long-term debt and commercial paper, net of repayments	391	152	4,567	239	(4,415)
Other	37	45	—	(8)	45
Total sources of cash	9,740	7,817	12,800
Uses of cash:
Common stock repurchases	(4,008)	(3,170)	(3,084)	(838)	(86)
Purchases of property, equipment and capitalized software, net	(1,447)	(1,161)	(1,070)	(286)	(91)
Cash dividends paid	(1,362)	(1,056)	(820)	(306)	(236)
Cash paid for acquisitions and noncontrolling interest shares, net of cash assumed	(1,923)	(1,836)	(6,599)	(87)	4,763
Purchases of investments, net of sales and maturities	—	(1,611)	(1,299)	1,611	(312)
Customer funds administered	(638)	—	(324)	(638)	324
Other	(138)	(27)	(627)	(111)	600
Total uses of cash	(9,516)	(8,861)	(13,823)
Effect of exchange rate changes on cash and cash equivalents	(5)	(86)	—	81	(86)
Net increase (decrease) in cash and cash equivalents	$219	$(1,130)	$(1,023)	$1,349	$(107)
2014 Cash Flows Compared to 2013 Cash Flows
Cash flows provided by operating activities in 2014 increased primarily due to an increased level of accounts payable and other liabilities including the collection of Reinsurance Program fees in advance of remittance in 2015, partially offset by an increase in government receivables.
Other significant changes in sources or uses of cash year-over-year included: (a) a change in investment activity from net purchases in 2013 to net sales in 2014; (b) an increase in Part D subsidy receivables causing a change in customer funds administered; and (c) increased levels of cash used to repurchase common stock.
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
Financial Condition
As of December 31, 2014, our cash, cash equivalent and available-for-sale investment balances of $27.6 billion included $7.5 billion of cash and cash equivalents (of which $738 million was available for general corporate use), $18.6 billion of debt securities and $1.5 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $384 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair values of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 4 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.4 years and a weighted-average credit rating of “AA” as of December 31, 2014. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.
Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 34.9% as of December 31, 2014.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
In December 2014, we issued $2.0 billion in senior unsecured notes, which included: $750 million of 1.4% fixed-rate notes due December 15, 2017, $500 million of 2.3% fixed-rate notes due December 15, 2019 and $750 million of 2.875% fixed-rate notes due December 15, 2021.
Credit Ratings. Our credit ratings as of December 31, 2014 were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Stable	A+	Stable	A-	Stable	bbb+	Positive
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
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
Share Repurchase Program. In June 2014, our Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock. As of December 31, 2014, we had Board authorization to purchase up to an additional 71 million shares of our common stock. For more information on our share repurchase program, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
Dividends. In June 2014, our Board of Directors increased our quarterly cash dividend to shareholders to an annual dividend rate of $1.50 per share. For more information on our dividend, see Note 10 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes future obligations due by period as of December 31, 2014, under our various contractual obligations and commitments:

(in millions)	2015	2016 to 2017	2018 to 2019	Thereafter	Total
Debt (a)	$2,103	$4,398	$3,193	$17,997	$27,691
Operating leases	491	715	533	464	2,203
Purchase obligations (b)	176	173	17	6	372
Future policy benefits (c)	127	282	289	1,917	2,615
Unrecognized tax benefits (d)	2	—	—	83	85
Other liabilities recorded on the Consolidated Balance Sheet (e)	207	36	—	1,321	1,564
Other obligations (f)	143	126	44	33	346
Redeemable noncontrolling interests (g)	83	767	538	—	1,388
Total contractual obligations	$3,332	$6,497	$4,614	$21,821	$36,264

(a)
Includes interest coupon payments and maturities at par or put values. The table also assumes amounts are outstanding through their contractual term. See Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more detail.

(b)
Includes fixed or minimum commitments under existing purchase obligations for goods and services, including agreements that are cancelable with the payment of an early termination penalty. Excludes agreements that are cancelable without penalty and excludes liabilities to the extent recorded in our Consolidated Balance Sheets as of December 31, 2014.

(c)
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for more detail.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014, we were not involved in any off-balance sheet arrangements, which have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Medical Costs Payable
Each reporting period, we estimate our obligations for medical care services that have been rendered on behalf of insured consumers but for which claims have either not yet been received or processed and for liabilities for physician, hospital and other medical cost disputes. We develop estimates for medical care services incurred but not reported using an actuarial process that is consistently applied, centrally controlled and automated. The actuarial models consider factors such as time from date of service to claim receipt, claim processing backlogs, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies, benefit plan changes, and business mix changes related to products, customers and geography. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Substantially all claims related to medical care services are known and settled within nine to twelve months from the date of service. As of December 31, 2014, our days outstanding in medical payables was 47 days, calculated as total medical payables divided by total medical costs times 365 days.
Each period, we re-examine previously established medical costs payable estimates based on actual claim submissions and other changes in facts and circumstances. As more complete claim information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the change is identified. Therefore, in every reporting period, our operating results include the effects of more completely developed medical costs payable estimates associated with previously reported periods. If the revised estimate of prior period medical costs is less than the previous estimate, we will decrease reported medical costs in the current period (favorable development). If the revised estimate of prior period medical costs is more than the previous estimate, we will increase reported medical costs in the current period (unfavorable development). Medical costs in 2014, 2013 and 2012 included favorable medical cost development related to prior years of $420 million, $680 million and $860 million, respectively.
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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for those periods as of December 31, 2014:

Completion Factors Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
(0.75)%	$318
(0.50)	212
(0.25)	106
0.25	(105)
0.50	(209)
0.75	(313)
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
The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical costs payable estimates for the most recent three months as of December 31, 2014:

Medical Cost PMPM Trend Increase (Decrease) in Factors	Increase (Decrease) In Medical Costs Payable
(in millions)
3%	$635
2	423
1	212
(1)	(212)
(2)	(423)
(3)	(635)
The completion factors and medical costs PMPM trend factors analyses above include outcomes that are considered reasonably likely based on our historical experience estimating liabilities for incurred but not reported benefit claims.
Our estimate of medical costs payable represents management’s best estimate of our liability for unpaid medical costs as of December 31, 2014, developed using consistently applied actuarial methods. Management believes the amount of medical costs payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2014; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2014 estimates of medical costs payable and actual medical costs payable, excluding AARP Medicare Supplement Insurance and any potential offsetting impact from premium rebates, 2014 net earnings would have increased or decreased by $67 million.
Revenues
We derive a substantial portion of our revenues from health care insurance premiums. We recognize premium revenues in the period eligible individuals are entitled to receive health care services. Customers are typically billed monthly at a contracted rate per eligible person multiplied by the total number of people eligible to receive services.
Our Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the CMS risk adjustment payment methodology. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. We and health care providers collect, capture, and submit available diagnosis data to CMS within prescribed deadlines. CMS uses submitted diagnosis codes, demographic information, and special statuses to determine the risk score for most Medicare Advantage beneficiaries. CMS also retroactively adjusts risk scores during the year based on additional data. We estimate risk adjustment revenues based upon the data submitted and expected to be submitted to CMS. As a result of the variability of factors that determine such estimations, the actual amount of CMS’ retroactive payments could be materially more or less than our estimates. This may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. Risk adjustment data for certain of our plans is subject to review by the federal and state governments, including audit by regulators. See Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for additional information regarding these audits. Our estimates of premiums to be recognized are reduced by any expected premium minimum MLR rebates payable by us to CMS.
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
Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of health care reforms as discussed in Item 1, “Business - Government Regulation.” For additional discussions regarding how the enactment or implementation of health care reforms and other factors could affect our business and the related long-term forecasts, see Part I, Item 1A, “Risk Factors” and “Regulatory Trends and Uncertainties” above.
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
We elected to bypass the optional qualitative reporting unit fair value assessment and completed our annual quantitative tests for goodwill impairment as of January 1, 2015. All of our reporting units had fair values substantially in excess of their carrying values.
Intangible Assets. Our recorded separately-identifiable intangible assets were acquired in business combinations and represent future expected benefits but they lack physical substance (e.g., membership lists, customer contracts, trademarks and technology). These intangible assets are initially recorded at their fair values. Finite-lived intangible assets are amortized over their expected useful lives, while indefinite-lived intangible assets are evaluated for impairment on at least an annual basis. Both finite-lived and indefinite-lived intangible assets are evaluated for impairment between annual periods if an event occurs or circumstances change that may indicate impairment. Our most significant intangible assets are customer-related intangibles, which represent 71% of our total intangible asset balance of $3.7 billion as of December 31, 2014.
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
Our indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators exist. To determine if an indefinite-lived intangible asset is impaired, we assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset’s carrying value exceeds its fair value. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset’s carrying value exceeds its fair value, no impairment exists and no further testing is performed. If we conclude otherwise, we would perform a quantitative analysis by comparing its estimated fair value to its carrying value. If the carrying value exceeds its estimated fair value, an impairment would be recorded for the amount by which the carrying value exceeds its estimated fair value. Intangible assets were not materially impaired in 2014.
Investments
As of December 31, 2014, we had investments with a carrying value of $20.6 billion, primarily held in marketable debt securities. Our investments are principally classified as available-for-sale and are recorded at fair value. We exclude gross unrealized gains and losses on available-for-sale investments from net earnings and report net unrealized gains or losses, net of income tax effects, as other comprehensive income and as a separate component in shareholders’ equity. We continually monitor the difference between the cost and fair value of our investments. As of December 31, 2014, our available-for-sale investments had gross unrealized gains of $423 million and gross unrealized losses of $66 million.
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

For equity securities, we recognize unrealized losses in other comprehensive income if we expect to hold the equity security until fair value increases to at least the equity security’s cost basis and we expect that increase in fair value to occur in a reasonably forecasted period. If we intend to sell the equity security or if we believe that recovery of fair value to cost will not occur in the near term, we recognize the loss in net earnings.
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
Fair Values. Fair values of available-for-sale debt and equity securities are based on quoted market prices, where available. We obtain one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds, and non-binding broker quotes. As we are responsible for the determination of fair value, we perform quarterly analyses of the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, we compare:

•	prices received from the pricing service to prices reported by a secondary pricing service, our custodian, our investment consultant and third-party investment advisors; and

•	changes in the reported market values and returns to relevant market indices and our expectations to test the reasonableness of the reported prices.
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
Our unrealized losses of $66 million and $234 million at December 31, 2014 and 2013, respectively, were primarily caused by market interest rate increases and not by unfavorable changes in the credit standing. We believe we will collect the principal and interest due on our debt securities with an amortized cost in excess of fair value. We manage our investment portfolio to limit our exposure to any one issuer or market sector, and largely limit our investments to U.S. government and agency securities; state and municipal securities; mortgage-backed securities; and corporate debt obligations, substantially all of which are of investment-grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with our investment policy. Total other-than-temporary impairments for 2014, 2013 and 2012 were $26 million, $8 million and $6 million, respectively. Our available-for-sale debt portfolio had a weighted-average credit rating of “AA” as of December 31, 2014. We have minimal securities collateralized by sub-prime or Alt-A securities, and a minimal amount of commercial mortgage loans in default.
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
As discussed further in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” a 1% increase in market interest rates would have the effect of decreasing the fair value of our investment portfolio by $683 million.

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
An uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Inherent uncertainties exist in estimates of tax positions due to changes in tax law resulting from legislation, regulation or as concluded through the various jurisdictions’ tax court systems.
The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year. A hypothetical increase or decrease in our effective tax rate by 1% on our 2014 earnings before income taxes would have caused the provision for income taxes and net earnings to change by $97 million.
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
Given this inherent uncertainty, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates or assumptions. We evaluate our related disclosures in each reporting period. See Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” for a discussion of specific legal proceedings including an assessment of whether a reasonable estimate of the losses or range of loss could be determined.
LEGAL MATTERS
A description of our legal proceedings is presented in Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
CONCENTRATIONS OF CREDIT RISK
Investments in financial instruments such as marketable securities and accounts receivable may subject us to concentrations of credit risk. Our investments in marketable securities are managed under an investment policy authorized by our Board of Directors. This policy limits the amounts that may be invested in any one issuer and generally limits our investments to U.S. government and agency securities, state and municipal securities and corporate debt obligations that are investment grade. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of employer groups and other customers that constitute our client base. As of December 31, 2014, we had an aggregate $1.8 billion reinsurance receivable resulting from the sale of our Golden Rule Financial Corporation life and annuity business in 2005. We regularly evaluate the financial condition of the reinsurer and record the reinsurance receivable only to the extent that the amounts are deemed probable of recovery. Currently, the reinsurer is rated by A.M. Best as “A+.” As of December 31, 2014, there were no other significant concentrations of credit risk.

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
As of December 31, 2014, we had $9.4 billion of financial assets on which the interest rates received vary with market interest rates, which may materially impact our investment income. Also as of December 31, 2014, $12.6 billion of our financial liabilities, which include commercial paper, debt and deposit liabilities, were at interest rates that vary with market rates, either directly or through the use of related interest rate swap contracts.
The fair value of certain of our fixed-rate investments and debt also varies with market interest rates. As of December 31, 2014, $17.2 billion of our investments were fixed-rate debt securities and $7.7 billion of our debt was non-swapped fixed-rate term debt. An increase in market interest rates decreases the market value of fixed-rate investments and fixed-rate debt. Conversely, a decrease in market interest rates increases the market value of fixed-rate investments and fixed-rate debt.
We manage exposure to market interest rates by diversifying investments across different fixed income market sectors and debt across maturities, as well as by endeavoring to match our floating-rate assets and liabilities over time, either directly or through the use of interest rate swap contracts. Unrealized gains and losses on investments in available-for-sale securities are reported in comprehensive income.
The following tables summarize the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of December 31, 2014 and 2013 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	December 31, 2014
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets(b)	Fair Value of Financial Liabilities
2%	$187	$245	$(1,364)	$(1,846)
1	94	122	(683)	(1,014)
(1)	(54)	(21)	628	1,242
(2)	nm	nm	982	2,770

	December 31, 2013
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets(b)	Fair Value of Financial Liabilities
2%	$175	$189	$(1,474)	$(1,786)
1	87	95	(756)	(974)
(1)	(52)	(17)	704	1,167
(2)	nm	nm	1,224	2,505
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of December 31, 2014 and 2013, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)
As of December 31, 2014 and 2013, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.

We have an exposure to changes in the value of the Brazilian real to the U.S. dollar in translation of Amil’s operating results at the average exchange rate over the accounting period, and Amil’s assets and liabilities at the spot rate at the end of the accounting period. The gains or losses resulting from translating foreign assets and liabilities into U.S. dollars are included in shareholders’ equity and comprehensive income.
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of December 31, 2014, a hypothetical 10% and 20% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $430 million and $790 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.
As of December 31, 2014, we had $1.5 billion of investments in equity securities, consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Valuations in non-U.S. dollar funds are subject to foreign exchange rates. Valuations in venture capital funds are subject to conditions affecting health care and technology stocks, and dividend paying equities are subject to more general market conditions.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the accompanying consolidated balance sheets of UnitedHealth Group Incorporated and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UnitedHealth Group Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2015

UnitedHealth Group
Consolidated Balance Sheets

(in millions, except per share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,495	$7,276
Short-term investments	1,741	1,937
Accounts receivable, net of allowances of $260 and $196	4,252	3,052
Other current receivables, net of allowances of $156 and $169	5,498	3,998
Assets under management	2,962	2,757
Deferred income taxes	556	430
Prepaid expenses and other current assets	1,052	930
Total current assets	23,556	20,380
Long-term investments	18,827	19,605
Property, equipment and capitalized software, net of accumulated depreciation and amortization of $2,954 and $2,675	4,418	4,010
Goodwill	32,940	31,604
Other intangible assets, net of accumulated amortization of $2,685 and $2,283	3,669	3,844
Other assets	2,972	2,439
Total assets	$86,382	$81,882
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$12,040	$11,575
Accounts payable and accrued liabilities	9,247	7,458
Other policy liabilities	5,965	5,279
Commercial paper and current maturities of long-term debt	1,399	1,969
Unearned revenues	1,972	1,600
Total current liabilities	30,623	27,881
Long-term debt, less current maturities	16,007	14,891
Future policy benefits	2,488	2,465
Deferred income taxes	2,065	1,796
Other liabilities	1,357	1,525
Total liabilities	52,540	48,558
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,388	1,175
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 954 and 988 issued and outstanding	10	10
Retained earnings	33,836	33,047
Accumulated other comprehensive loss	(1,392)	(908)
Total shareholders’ equity	32,454	32,149
Total liabilities and shareholders’ equity	$86,382	$81,882
See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Operations

	For the Years Ended December 31,
(in millions, except per share data)	2014	2013	2012
Revenues:
Premiums	$115,302	$109,557	$99,728
Services	10,151	8,997	7,437
Products	4,242	3,190	2,773
Investment and other income	779	745	680
Total revenues	130,474	122,489	110,618
Operating costs:
Medical costs	93,257	89,290	80,226
Operating costs	21,681	19,362	17,306
Cost of products sold	3,784	2,839	2,523
Depreciation and amortization	1,478	1,375	1,309
Total operating costs	120,200	112,866	101,364
Earnings from operations	10,274	9,623	9,254
Interest expense	(618)	(708)	(632)
Earnings before income taxes	9,656	8,915	8,622
Provision for income taxes	(4,037)	(3,242)	(3,096)
Net earnings	5,619	5,673	5,526
Earnings attributable to noncontrolling interests	—	(48)	—
Net earnings attributable to UnitedHealth Group common shareholders	$5,619	$5,625	$5,526
Earnings per share attributable to UnitedHealth Group common shareholders:
Basic	$5.78	$5.59	$5.38
Diluted	$5.70	$5.50	$5.28
Basic weighted-average number of common shares outstanding	972	1,006	1,027
Dilutive effect of common share equivalents	14	17	19
Diluted weighted-average number of common shares outstanding	986	1,023	1,046
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	6	8	17
Cash dividends declared per common share	$1.4050	$1.0525	$0.8000

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net earnings	$5,619	$5,673	$5,526
Other comprehensive loss:
Gross unrealized gains (losses) on investment securities during the period	476	(543)	217
Income tax effect	(173)	196	(78)
Total unrealized gains (losses), net of tax	303	(347)	139
Gross reclassification adjustment for net realized gains included in net earnings	(211)	(181)	(156)
Income tax effect	77	66	57
Total reclassification adjustment, net of tax	(134)	(115)	(99)
Total foreign currency translation losses	(653)	(884)	(63)
Other comprehensive loss	(484)	(1,346)	(23)
Comprehensive income	5,135	4,327	5,503
Comprehensive income attributable to noncontrolling interests	—	(48)	—
Comprehensive income attributable to UnitedHealth Group common shareholders	$5,135	$4,279	$5,503

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation Losses
Balance at January 1, 2012	1,039	$10	$—	$27,821	$476	$(15)	$28,292
Net earnings attributable to UnitedHealth Group common shareholders				5,526			5,526
Other comprehensive income (loss)					40	(63)	(23)
Issuances of common shares, and related tax effects	37	—	704				704
Share-based compensation, and related tax benefits			594				594
Common share repurchases	(57)	—	(1,221)	(1,863)			(3,084)
Acquisition of noncontrolling interests			(11)				(11)
Cash dividends paid on common shares				(820)			(820)
Balance at December 31, 2012	1,019	10	66	30,664	516	(78)	31,178
Net earnings attributable to UnitedHealth Group common shareholders				5,625			5,625
Other comprehensive loss					(462)	(884)	(1,346)
Issuances of common shares, and related tax effects	17	—	431				431
Share-based compensation, and related tax benefits			406				406
Common share repurchases	(48)	—	(984)	(2,186)			(3,170)
Acquisition of noncontrolling interests and related tax effects			81				81
Cash dividends paid on common shares				(1,056)			(1,056)
Balance at December 31, 2013	988	10	—	33,047	54	(962)	32,149
Net earnings attributable to UnitedHealth Group common shareholders				5,619			5,619
Other comprehensive income (loss)					169	(653)	(484)
Issuances of common shares, and related tax effects	15	—	146				146
Share-based compensation, and related tax benefits			394				394
Common share repurchases	(49)	—	(540)	(3,468)			(4,008)
Cash dividends paid on common shares				(1,362)			(1,362)
Balance at December 31, 2014	954	$10	$—	$33,836	$223	$(1,615)	$32,454

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Operating activities
Net earnings	$5,619	$5,673	$5,526
Noncash items:
Depreciation and amortization	1,478	1,375	1,309
Deferred income taxes	(117)	1	308
Share-based compensation	364	331	421
Other, net	(298)	(83)	(231)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(911)	(317)	(130)
Other assets	(590)	(838)	(295)
Medical costs payable	484	509	101
Accounts payable and other liabilities	1,642	459	199
Other policy liabilities	(5)	(221)	(81)
Unearned revenues	385	102	28
Cash flows from operating activities	8,051	6,991	7,155
Investing activities
Purchases of investments	(9,928)	(12,176)	(9,903)
Sales of investments	7,701	5,706	3,794
Maturities of investments	3,026	4,859	4,810
Cash paid for acquisitions, net of cash assumed	(1,923)	(362)	(6,280)
Purchases of property, equipment and capitalized software	(1,525)	(1,307)	(1,070)
Proceeds from disposal of property, equipment and capitalized software	78	146	—
Other, net	37	45	—
Cash flows used for investing activities	(2,534)	(3,089)	(8,649)
Financing activities
Acquisition of noncontrolling interest shares	—	(1,474)	(319)
Common stock repurchases	(4,008)	(3,170)	(3,084)
Cash dividends paid	(1,362)	(1,056)	(820)
Proceeds from common stock issuances	462	598	1,078
Repayments of long-term debt	(812)	(1,609)	(986)
(Repayments of) proceeds from commercial paper, net	(794)	(474)	1,587
Proceeds from issuance of long-term debt	1,997	2,235	3,966
Customer funds administered	(638)	31	(324)
Other, net	(138)	(27)	(627)
Cash flows (used for) from financing activities	(5,293)	(4,946)	471
Effect of exchange rate changes on cash and cash equivalents	(5)	(86)	—
Increase (decrease) in cash and cash equivalents	219	(1,130)	(1,023)
Cash and cash equivalents, beginning of period	7,276	8,406	9,429
Cash and cash equivalents, end of period	$7,495	$7,276	$8,406

Supplemental cash flow disclosures
Cash paid for interest	$644	$724	$600
Cash paid for income taxes	4,024	2,785	2,666

See Notes to the Consolidated Financial Statements

UnitedHealth Group
Notes to the Consolidated Financial Statements

1.	Description of Business
UnitedHealth Group Incorporated (individually and together with its subsidiaries, “UnitedHealth Group” and “the Company”) is a diversified health and well-being company dedicated to helping people live healthier lives and making the health system work better for everyone.
Through its diversified family of businesses, the Company leverages core competencies in advanced, enabling technology; health care data, information and intelligence; and clinical care management and coordination to help meet the demands of the health system.
2. Basis of Presentation, Use of Estimates and Significant Accounting Policies
Basis of Presentation
The Company has prepared the Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries.
On January 1, 2014, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. The Company’s Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, are now included in OptumInsight’s results of operations. The Company’s reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 13 for segment financial information.
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
Premium revenues are recognized in the period in which eligible individuals are entitled to receive health care benefits. Health care premium payments received from the Company’s customers in advance of the service period are recorded as unearned revenues. Fully insured commercial products of U.S. health plans, and beginning in 2014, Medicare Advantage and Medicare Prescription Drug Benefit (Medicare Part D) plans with medical loss ratios as calculated under the definitions in the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) and implementing regulations, that fall below certain targets are required to rebate ratable portions of their premiums annually. Premium revenues are recognized based on the estimated premiums earned net of projected rebates because the Company is able to reasonably estimate the ultimate premiums of these contracts. The Company also records premium revenues from capitation arrangements at its OptumHealth businesses.
The Company’s Medicare Advantage and Medicare Part D premium revenues are subject to periodic adjustment under the Centers for Medicare & Medicaid Services’ (CMS) risk adjustment payment methodology. CMS deploys a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model provides higher per member payments for enrollees diagnosed with certain conditions and lower payments for enrollees who are healthier. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company’s plans are subject to review by the government, including audit by regulators. See Note 12 for additional information regarding these audits.

Service revenues consist primarily of fees derived from services performed for customers that self-insure the health care costs of their employees and employees’ dependents. Under service fee contracts, the Company recognizes revenue in the period the related services are performed. The customers retain the risk of financing health care costs for their employees and employees’ dependents, and the Company administers the payment of customer funds to physicians and other health care professionals from customer-funded bank accounts. As the Company has neither the obligation for funding the health care costs, nor the primary responsibility for providing the medical care, the Company does not recognize premium revenue and medical costs for these contracts in its Consolidated Financial Statements.
For both risk-based and fee-based customer arrangements, the Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals. These services are performed throughout the contract period.
For the Company’s OptumRx pharmacy benefits management (PBM) business, revenues are derived from products sold through a contracted network of retail pharmacies or home delivery and specialty pharmacy facilities, and from administrative services, including claims processing and formulary design and management. Product revenues include ingredient costs (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through the Company’s mail-service pharmacy. In retail pharmacy transactions, revenues recognized exclude the member’s applicable co-payment. Product revenues are recognized when the prescriptions are dispensed through the retail network or received by consumers through the Company’s mail-service pharmacy. Service revenues are recognized when the prescription claim is adjudicated. The Company has entered into retail service contracts in which it is primarily obligated to pay its network pharmacy providers for benefits provided to their customers regardless if the Company is paid. The Company is also involved in establishing the prices charged by retail pharmacies, determining which drugs will be included in formulary listings and selecting which retail pharmacies will be included in the network offered to plan sponsors’ members. As a result, revenues are reported on a gross basis.
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

•
For debt securities, if the Company intends either to sell or determines that it will be more likely than not be required to sell a security before recovery of the entire amortized cost basis or maturity of the security, the Company recognizes the entire impairment in investment and other income. If the Company does not intend to sell the debt security and it determines that it will not be more likely than not be required to sell the security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income.

•
For equity securities, the Company recognizes unrealized losses in other comprehensive income if it expects to hold the security until fair value increases to at least the security’s cost basis and it expects that increase in fair value to occur in a reasonably forecasted period. If the Company intends to sell the equity security or if it believes that recovery of fair value to cost will not occur in a reasonably forecasted period, the Company recognizes the loss in investment and other income.

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
Pursuant to the Company’s agreement, AARP Program assets are managed separately from its general investment portfolio and are used to pay costs associated with the AARP Program. These assets are invested at the Company’s discretion, within investment guidelines approved by AARP. The Company does not guarantee any rates of return on these investments and, upon any transfer of the AARP Program contract to another entity, the Company would transfer cash equal in amount to the fair value of these investments at the date of transfer to that entity. Because the purpose of these assets is to fund the medical costs payable, the rate stabilization fund (RSF) liabilities and other related liabilities associated with this AARP contract, assets under management are classified as current assets, consistent with the classification of these liabilities. Interest earnings and realized investment gains and losses on these assets accrue to the overall benefit of the AARP policyholders through the RSF. Accordingly, they are not included in the Company’s earnings. Interest income and realized gains and losses related to assets under management are recorded as an increase to the RSF and were $86 million, $101 million and $109 million in 2014, 2013 and 2012, respectively.
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
The Company’s PBM businesses contract with pharmaceutical manufacturers, some of which provide rebates based on use of the manufacturers’ products by its PBM businesses’ affiliated and non-affiliated clients. The Company accrues rebates as they are earned by its clients on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The PBM businesses bill these rebates to the manufacturers on a monthly or quarterly basis depending on the contractual terms. The PBM businesses record rebates attributable to affiliated clients as a reduction to medical costs. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a reduction of cost of products sold with a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts and recorded in the Consolidated Statements of Operations as a reduction of product revenue. The Company generally receives rebates from two to five months after billing.
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
The final 2014 risk-share amount is expected to be settled during the second half of 2015, and is subject to the reconciliation process with CMS.
The Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	December 31, 2014			December 31, 2013
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,801	$719	$20	$881	$425	$—
Other policy liabilities	—	302	—	—	152	214

As of January 1, 2015, certain changes were made to the Medicare Part D individual coverage levels by CMS, including:

•	The initial coverage limit increased to $2,960 from $2,850 in 2014.

•	The catastrophic coverage begins at $6,680 as compared to $6,455 in 2014.

•	The annual out-of-pocket maximum increased to $4,700 from $4,550 in 2014.

•	The discount on prescription drugs within the coverage gap increased to 55% from 52.5% in 2014 for brand name drugs and increased to 35% from 28% in 2014 for generic drugs.
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
As of December 31, 2014, no reporting unit had a fair value less than its carrying value and the Company concluded that there was no need for any impairment of goodwill.
Intangible Assets
The Company’s intangible assets are subject to impairment tests when events or circumstances indicate that an intangible asset (or asset group) may be impaired. The Company’s indefinite lived intangible assets are also tested for impairment annually. There were no material impairments of intangible assets during the year ended December 31, 2014.
Accounts Payable and Accrued Liabilities
The Company had checks outstanding of $1.4 billion and $1.3 billion issued from zero balance accounts as of December 31, 2014 and 2013, respectively, which were classified as accounts payable and accrued liabilities and the change in this balance has been reflected within other financing activities in the Consolidated Statements of Cash Flows.
As of December 31, 2014 and 2013, accounts payable and accrued liabilities included accrued payroll liabilities of $1.5 billion and $1.2 billion, respectively.
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
Underwriting gains or losses related to the AARP Program are directly recorded as an increase or decrease to the RSF and accrue to the overall benefit of the AARP policyholders, unless cumulative net losses were to exceed the balance in the RSF. The primary components of the underwriting results are premium revenue, medical costs, investment income, administrative expenses, member service expenses, marketing expenses and premium taxes. To the extent underwriting losses exceed the balance in the RSF; losses would be borne by the Company. Deficits may be recovered by underwriting gains in future periods of the contract. To date, the Company has not been required to fund any underwriting deficits. Changes in the RSF are reported in medical costs in the Consolidated Statement of Operations. As of December 31, 2014 and 2013, the balance in the RSF was $1.5 billion and $1.3 billion, respectively.
Future Policy Benefits and Reinsurance Receivable
Future policy benefits represent account balances that accrue to the benefit of the policyholders, excluding surrender charges, for universal life and investment annuity products and for long-duration health policies sold to individuals for which some of the premium received in the earlier years is intended to pay benefits to be incurred in future years. As a result of the 2005 sale of the life and annuity business within the Company’s Golden Rule Financial Corporation subsidiary under an indemnity reinsurance arrangement, the Company has maintained a liability associated with the reinsured contracts, as it remains primarily liable to the policyholders, and has recorded a corresponding reinsurance receivable due from the purchaser. As of December 31, 2014, the Company had an aggregate $1.8 billion reinsurance receivable, of which $127 million was recorded in Other Current Receivables and $1.7 billion was recorded in other assets in the Consolidated Balance Sheets. As of December 31, 2013, the Company had an aggregate $1.8 billion reinsurance receivable, of which $136 million was recorded in other current receivables and $1.7 billion was recorded in other assets in the Consolidated Balance Sheets. The Company evaluates the financial condition of the reinsurer and only records the reinsurance receivable to the extent of probable recovery. As of December 31, 2014, the reinsurer was rated by A.M. Best as “A+.”
Policy Acquisition Costs
The Company’s short duration health insurance contracts typically have a one-year term and may be canceled by the customer with at least 30 days’ notice. Costs related to the acquisition and renewal of short duration customer contracts are charged to expense as incurred.
Redeemable Noncontrolling Interests
Noncontrolling interests in the Company’s subsidiaries whose redemption is outside the control of the Company are classified as temporary equity. The redeemable noncontrolling interests are primarily related to non-public shareholders of Amil. The following table provides details of the Company's redeemable noncontrolling interests activity for the years ended December 31, 2014 and 2013:

(in millions)	2014	2013
Redeemable noncontrolling interests, beginning of period	$1,175	$2,121
Net earnings	—	48
Acquisitions	203	360
Redemptions	—	(1,417)
Distributions	(40)	—
Fair value and other adjustments	50	63
Redeemable noncontrolling interests, end of period	$1,388	$1,175
During 2013, the Company increased its ownership of Amil to 90% by acquiring all of Amil’s remaining publicly-traded shares.
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
Industry Tax
Health Reform Legislation includes an annual, nondeductible insurance industry tax (Industry Tax) to be levied proportionally across the insurance industry for risk-based health insurance products that began on January 1, 2014.
The Company estimates its liability for the Industry Tax based on a ratio of the Company’s applicable net premiums written compared to the U.S. health insurance industry total applicable net premiums, both for the previous calendar year. The Company records in full the estimated liability for the Industry Tax at the beginning of the calendar year with a corresponding deferred cost that is amortized to operating costs on the Consolidated Statements of Operations using a straight-line method of allocation over the calendar year. The liability is recorded in accounts payable and accrued liabilities and the corresponding deferred cost is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. In September 2014, the Company paid its 2014 Industry Tax liability of $1.3 billion.
Premium Stabilization Programs
Since the beginning of 2014, Health Reform Legislation has included three programs designed to stabilize health insurance markets (Premium Stabilization Programs): a permanent risk adjustment program; a temporary risk corridors program; and a transitional reinsurance program (Reinsurance Program).

The risk-adjustment provisions of Health Reform Legislation are permanent regulations and apply to market reform compliant individual and small group plans in the commercial markets. Under the program, each covered member is assigned a risk score based upon demographic information and applicable diagnostic codes from the current year paid claims, in order to determine an average risk score for each plan in a particular state and market risk pool. Generally, a plan with a risk score that is less than the state’s average risk score will pay into the pool, while a plan with a risk score that is greater than the state’s average will receive money from the pool.
The risk corridors provisions of Health Reform Legislation will be in place for three years and are intended to limit the gains and losses of individual and small group qualified health plans. Plans are required to calculate the U.S. Department of Health and Human Services (HHS) risk corridor ratio of allowable costs (defined as medical claims plus quality improvement costs adjusted for the impact of reinsurance recoveries and the risk adjustment program) to the defined target amount (defined as actual premiums less defined allowable administrative costs inclusive of taxes and profits). Qualified health plans with ratios below 97% are required to make payments to HHS, while plans with ratios greater than 103% expect to receive funds from HHS.
The Reinsurance Program is a temporary three year program that is funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. Only issuers of market reform compliant individual plans are eligible for reinsurance recoveries from the risk pools.
None of the Premium Stabilization Programs had a material impact on the Consolidated Financial Statements in 2014.
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
3.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,614	$7	$(1)	$1,620
State and municipal obligations	6,456	217	(5)	6,668
Corporate obligations	7,241	112	(26)	7,327
U.S. agency mortgage-backed securities	2,022	39	(5)	2,056
Non-U.S. agency mortgage-backed securities	872	12	(4)	880
Total debt securities - available-for-sale	18,205	387	(41)	18,551
Equity securities - available-for-sale	1,511	36	(25)	1,522
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	2	—	180
State and municipal obligations	19	—	—	19
Corporate obligations	298	—	—	298
Total debt securities - held-to-maturity	495	2	—	497
Total investments	$20,211	$425	$(66)	$20,570
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$2,211	$5	$(21)	$2,195
State and municipal obligations	6,902	147	(72)	6,977
Corporate obligations	7,265	130	(60)	7,335
U.S. agency mortgage-backed securities	2,256	23	(61)	2,218
Non-U.S. agency mortgage-backed securities	697	12	(7)	702
Total debt securities - available-for-sale	19,331	317	(221)	19,427
Equity securities - available-for-sale	1,576	9	(13)	1,572
Debt securities - held-to-maturity:
U.S. government and agency obligations	181	1	—	182
State and municipal obligations	28	—	—	28
Corporate obligations	334	—	—	334
Total debt securities - held-to-maturity	543	1	—	544
Total investments	$21,450	$327	$(234)	$21,543

The fair values of the Company’s mortgage-backed securities by credit rating (when multiple credit ratings are available for an individual security, the average of the available ratings is used) and origination date as of December 31, 2014 were as follows:

(in millions)	AAA	AA	A	Non-Investment Grade	Total Fair Value
2014	$222	$—	$—	$—	$222
2013	164	—	—	—	164
2012	81	—	—	—	81
2011	17	—	—	—	17
2010	23	—	—	—	23
2009	6	—	—	—	6
Pre - 2009	354	1	1	11	367
U.S. agency mortgage-backed securities	2,054	2	—	—	2,056
Total	$2,921	$3	$1	$11	$2,936
The Company includes any securities backed by Alt-A or subprime mortgages and any commercial mortgage loans in default in the non-investment grade column in the table above.
The amortized cost and fair value of available-for-sale debt securities as of December 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,822	$1,826
Due after one year through five years	6,632	6,709
Due after five years through ten years	5,086	5,212
Due after ten years	1,771	1,868
U.S. agency mortgage-backed securities	2,022	2,056
Non-U.S. agency mortgage-backed securities	872	880
Total debt securities - available-for-sale	$18,205	$18,551
The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$88	$88
Due after one year through five years	210	210
Due after five years through ten years	112	113
Due after ten years	85	86
Total debt securities - held-to-maturity	$495	$497

The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$420	$(1)	$—	$—	$420	$(1)
State and municipal obligations	711	(4)	99	(1)	810	(5)
Corporate obligations	2,595	(17)	464	(9)	3,059	(26)
U.S. agency mortgage-backed securities	—	—	272	(5)	272	(5)
Non-U.S. agency mortgage-backed securities	254	(2)	114	(2)	368	(4)
Total debt securities - available-for-sale	$3,980	$(24)	$949	$(17)	$4,929	$(41)
Equity securities - available-for-sale	$107	$(6)	$88	$(19)	$195	$(25)
December 31, 2013
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,055	$(19)	$17	$(2)	$1,072	$(21)
State and municipal obligations	2,491	(62)	128	(10)	2,619	(72)
Corporate obligations	2,573	(51)	103	(9)	2,676	(60)
U.S. agency mortgage-backed securities	1,393	(51)	105	(10)	1,498	(61)
Non-U.S. agency mortgage-backed securities	289	(6)	26	(1)	315	(7)
Total debt securities - available-for-sale	$7,801	$(189)	$379	$(32)	$8,180	$(221)
Equity securities - available-for-sale	$180	$(13)	$—	$—	$180	$(13)
The Company’s unrealized losses from all securities as of December 31, 2014 were generated from approximately 6,000 positions out of a total of 22,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of December 31, 2014, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Total OTTI	$(26)	$(8)	$(6)
Portion of loss recognized in other comprehensive income	—	—	—
Net OTTI recognized in earnings	(26)	(8)	(6)
Gross realized losses from sales	(47)	(9)	(13)
Gross realized gains from sales	284	198	175
Net realized gains (included in investment and other income on the Consolidated Statements of Operations)	211	181	156
Income tax effect (included in provision for income taxes on the Consolidated Statements of Operations)	(77)	(66)	(57)
Realized gains, net of taxes	$134	$115	$99

4.	Fair Value
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
The fair value hierarchy is summarized as follows:
Level 1 — Quoted prices (unadjusted) for identical assets/liabilities in active markets.
Level 2 — Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in inactive markets (e.g., few transactions, limited information, noncurrent prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, implied volatilities, credit spreads); and

•	Inputs that are corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data.
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during 2014 or 2013.
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the years ended December 31, 2014 or 2013.
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
The fair values of Level 3 investments in venture capital portfolios are estimated using a market valuation technique that relies heavily on management assumptions and qualitative observations. Under the market approach, the fair values of the Company’s various venture capital investments are computed using limited quantitative and qualitative observations of activity for similar companies in the current market. The Company’s market modeling utilizes, as applicable, transactions for comparable companies in similar industries that also have similar revenue and growth characteristics and preferences in their capital structure. Key significant unobservable inputs in the market technique include implied earnings before interest, taxes, depreciation and amortization (EBITDA) multiples and revenue multiples. Additionally, the fair values of certain of the Company’s venture capital securities are based on recent transactions in inactive markets for identical or similar securities. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements.
Throughout the procedures discussed above in relation to the Company’s processes for validating third-party pricing information, the Company validates the understanding of assumptions and inputs used in security pricing and determines the proper classification in the hierarchy based on that understanding.
Other Assets. The fair values of the Company’s other assets are estimated and classified using the same methodologies as the Company’s investments in debt securities.
AARP Program-Related Investments. AARP Program-related investments consist of debt securities and other investments held to fund costs associated with the AARP Program and are priced and classified using the same methodologies as the Company’s investments in debt and equity securities.
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Consolidated Balance Sheets excluding AARP Program-related assets and liabilities, which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
December 31, 2014
Cash and cash equivalents	$7,472	$23	$—	$7,495
Debt securities - available-for-sale:
U.S. government and agency obligations	1,427	193	—	1,620
State and municipal obligations	—	6,668	—	6,668
Corporate obligations	2	7,257	68	7,327
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	874	6	880
Total debt securities - available-for-sale	1,429	17,048	74	18,551
Equity securities - available-for-sale	1,200	12	310	1,522
Interest rate swap assets	—	62	—	62
Total assets at fair value	$10,101	$17,145	$384	$27,630
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$55	$—	$55
December 31, 2013
Cash and cash equivalents	$7,005	$271	$—	$7,276
Debt securities - available-for-sale:
U.S. government and agency obligations	1,750	445	—	2,195
State and municipal obligations	—	6,977	—	6,977
Corporate obligations	25	7,274	36	7,335
U.S. agency mortgage-backed securities	—	2,218	—	2,218
Non-U.S. agency mortgage-backed securities	—	696	6	702
Total debt securities - available-for-sale	1,775	17,610	42	19,427
Equity securities - available-for-sale	1,291	12	269	1,572
Total assets at fair value	$10,071	$17,893	$311	$28,275
Percentage of total assets at fair value	36%	63%	1%	100%
Interest rate swap liabilities	$—	$163	$—	$163

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$180	$—	$—	$180	$178
State and municipal obligations	—	—	19	19	19
Corporate obligations	46	10	242	298	298
Total debt securities - held-to-maturity	$226	$10	$261	$497	$495
Other assets	$—	$478	$—	$478	$484
Long-term debt and other financing obligations	$—	$18,863	$—	$18,863	$17,085
December 31, 2013
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$181
State and municipal obligations	—	—	28	28	28
Corporate obligations	47	9	278	334	334
Total debt securities - held-to-maturity	$229	$9	$306	$544	$543
Long-term debt and other financing obligations	$—	$16,602	$—	$16,602	$15,745
The carrying amounts reported on the Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 31, 2014			December 31, 2013			December 31, 2012
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$42	$269	$311	$17	$224	$241	$208	$209	$417
Purchases	32	105	137	38	71	109	11	71	82
Sales	(1)	(180)	(181)	(10)	(25)	(35)	—	(34)	(34)
Settlements	—	—	—	—	—	—	(1)	—	(1)
Net unrealized gains (losses) in other comprehensive income	1	6	7	(2)	(7)	(9)	—	(14)	(14)
Net realized gains (losses) in investment and other income	—	110	110	(1)	6	5	—	13	13
Transfer to held-to-maturity	—	—	—	—	—	—	(201)	(21)	(222)
Balance at end of period	$74	$310	$384	$42	$269	$311	$17	$224	$241

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
December 31, 2014
Equity securities - available-for-sale
Venture capital portfolios	$260	Market approach - comparable companies	Revenue multiple	1.0	6.0
			EBITDA multiple	8.0	10.0
	50	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$310
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $74 million of available-for-sale debt securities as of December 31, 2014, which were not significant.
The Company elected to measure the entirety of the AARP Program assets under management at fair value pursuant to the fair value option. See Note 2 for further detail on the AARP Program. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
December 31, 2014
Cash and cash equivalents	$415	$—	$415
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	95	95
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	340	340
Non-U.S. agency mortgage-backed securities	—	177	177
Total debt securities	409	2,057	2,466
Other investments	—	81	81
Total assets at fair value	$824	$2,138	$2,962
Other liabilities	$5	$13	$18
December 31, 2013
Cash and cash equivalents	$265	$—	$265
Debt securities:
U.S. government and agency obligations	426	301	727
State and municipal obligations	—	63	63
Corporate obligations	—	1,145	1,145
U.S. agency mortgage-backed securities	—	414	414
Non-U.S. agency mortgage-backed securities	—	139	139
Total debt securities	426	2,062	2,488
Equity securities - available-for-sale	—	4	4
Total assets at fair value	$691	$2,066	$2,757
Other liabilities	$3	$11	$14

5.	Property, Equipment and Capitalized Software
A summary of property, equipment and capitalized software is as follows:

(in millions)	December 31, 2014	December 31, 2013
Land and improvements	$310	$318
Buildings and improvements	2,295	2,051
Computer equipment	1,693	1,519
Furniture and fixtures	675	564
Less accumulated depreciation	(1,982)	(1,760)
Property and equipment, net	2,991	2,692
Capitalized software	2,399	2,233
Less accumulated amortization	(972)	(915)
Capitalized software, net	1,427	1,318
Total property, equipment and capitalized software, net	$4,418	$4,010

Depreciation expense for property and equipment for 2014, 2013 and 2012 was $532 million, $445 million and $449 million, respectively. Amortization expense for capitalized software for 2014, 2013 and 2012 was $422 million, $411 million and $412 million, respectively.
6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, were as follows:

(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Consolidated
Balance at January 1, 2013	$24,459	$2,818	$3,169	$840	$31,286
Acquisitions	408	48	483	—	939
Foreign currency effects and adjustments, net	(616)	(6)	1	—	(621)
Balance at December 31, 2013	24,251	2,860	3,653	840	31,604
Acquisitions	266	978	591	—	1,835
Foreign currency effects and adjustments, net	(487)	(4)	(8)	—	(499)
Balance at December 31, 2014	$24,030	$3,834	$4,236	$840	$32,940
In 2014, acquisitions were not material to the Company’s Consolidated Financial Statements.
The gross carrying value, accumulated amortization and net carrying value of other intangible assets were as follows:

	December 31, 2014			December 31, 2013
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$5,021	$(2,399)	$2,622	$4,821	$(2,028)	$2,793
Trademarks and technology	527	(202)	325	433	(191)	242
Trademarks - indefinite-lived	539	—	539	589	—	589
Other	267	(84)	183	284	(64)	220
Total	$6,354	$(2,685)	$3,669	$6,127	$(2,283)	$3,844

The acquisition date fair values and weighted-average useful lives assigned to finite-lived intangible assets acquired in business combinations consisted of the following by year of acquisition:

	2014		2013
(in millions, except years)	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
Customer-related	$314	14 years	$55	12 years
Trademarks and technology	148	6 years	27	12 years
Other	2	14 years	—
Total acquired finite-lived intangible assets	$464	11 years	$82	12 years
 Estimated full year amortization expense relating to intangible assets for each of the next five years ending December 31 is as follows:

(in millions)
2015	$518
2016	487
2017	442
2018	392
2019	288
Amortization expense relating to intangible assets for December 31, 2014, 2013 and 2012 was $524 million, $519 million and $448 million, respectively.

7.	Medical Costs Payable
The following table shows the components of the change in medical costs payable for the years ended December 31:

(in millions)	2014	2013	2012
Medical costs payable, beginning of period	$11,575	$11,004	$9,799
Acquisitions	—	—	1,029
Reported medical costs:
Current year	93,677	89,970	81,086
Prior years	(420)	(680)	(860)
Total reported medical costs	93,257	89,290	80,226
Claim payments:
Payments for current year	(82,374)	(78,989)	(71,832)
Payments for prior year	(10,418)	(9,730)	(8,218)
Total claim payments	(92,792)	(88,719)	(80,050)
Medical costs payable, end of period	$12,040	$11,575	$11,004
For the year ended December 31, 2014, the favorable medical cost reserve development was due to a number of individual factors that were not material. The net favorable development for the years ended December 31, 2013 and 2012 was primarily driven by lower than expected health system utilization levels. In 2012, reserves were also impacted by increased efficiency in claims processing and handling.

8.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	December 31, 2014			December 31, 2013
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$321	$321	$321	$1,115	$1,115	$1,115
4.750% notes due February 2014	—	—	—	172	173	173
5.000% notes due August 2014	—	—	—	389	397	400
Floating-rate notes due August 2014	—	—	—	250	250	250
4.875% notes due March 2015 (a)	416	419	419	416	431	436
0.850% notes due October 2015 (a)	625	625	627	625	624	628
5.375% notes due March 2016 (a)	601	623	634	601	641	657
1.875% notes due November 2016 (a)	400	397	406	400	398	408
5.360% notes due November 2016	95	95	103	95	95	107
6.000% notes due June 2017 (a)	441	466	489	441	479	506
1.400% notes due October 2017 (a)	625	616	624	625	613	617
6.000% notes due November 2017 (a)	156	164	175	156	168	178
1.400% notes due December 2017 (a)	750	745	749	—	—	—
6.000% notes due February 2018 (a)	1,100	1,106	1,238	1,100	1,116	1,271
1.625% notes due March 2019 (a)	500	496	493	500	489	481
2.300% notes due December 2019 (a)	500	496	502	—	—	—
3.875% notes due October 2020 (a)	450	450	477	450	435	474
4.700% notes due February 2021 (a)	400	413	450	400	416	436
3.375% notes due November 2021 (a)	500	496	519	500	472	494
2.875% notes due December 2021 (a)	750	748	759	—	—	—
2.875% notes due March 2022 (a)	1,100	1,042	1,104	1,100	981	1,046
0.000% notes due November 2022	15	10	11	15	9	10
2.750% notes due February 2023 (a)	625	604	613	625	563	572
2.875% notes due March 2023 (a)	750	777	745	750	729	698
5.800% notes due March 2036	850	845	1,052	850	845	935
6.500% notes due June 2037	500	495	670	500	495	593
6.625% notes due November 2037	650	646	888	650	645	786
6.875% notes due February 2038	1,100	1,085	1,544	1,100	1,084	1,370
5.700% notes due October 2040	300	298	378	300	298	329
5.950% notes due February 2041	350	348	455	350	348	397
4.625% notes due November 2041	600	593	646	600	593	567
4.375% notes due March 2042	502	486	536	502	486	459
3.950% notes due October 2042	625	611	621	625	611	530
4.250% notes due March 2043	750	740	786	750	740	673
Total commercial paper and long-term debt	$17,347	$17,256	$19,034	$16,952	$16,739	$17,596

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
The Company’s long-term debt obligations also included $150 million and $121 million of other financing obligations, of which $34 million were current as of both December 31, 2014 and December 31, 2013.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2015	$1,396
2016	1,121
2017	1,980
2018	1,103
2019	1,027
Thereafter	10,870

Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of December 31, 2014, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.4%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2019 and November 2015, respectively. These facilities provide liquidity support for the Company’s $4.0 billion commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of December 31, 2014. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of December 31, 2014, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of December 31, 2014.
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its variable rate financial assets. The floating rates are benchmarked to LIBOR. The swaps are designated as fair value hedges on the Company’s fixed-rate debt. Since the critical terms of the swaps match those of the debt being hedged, they are considered to be highly effective hedges and all changes in the fair values of the swaps are recorded as adjustments to the carrying value of the related debt with no net impact recorded on the Consolidated Statements of Operations.
The following table summarizes the location and fair value of the interest rate swap fair value hedges on the Company’s Consolidated Balance Sheet:

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
December 31, 2014
Interest rate swap contracts	$10.7	$62	Other assets
		55	Other liabilities
December 31, 2013
Interest rate swap contracts	$6.2	$163	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Consolidated Statements of Operations:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Hedge - interest rate swap gain (loss) recognized in interest expense	$170	$(166)	$3
Hedged item - long-term debt (loss) gain recognized in interest expense	(170)	166	(3)
Net impact on the Company’s Consolidated Statements of Operations	$—	$—	$—

9.	Income Taxes
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

(in millions)	2014	2013	2012
Current Provision:
Federal	$3,883	$3,004	$2,638
State and local	271	237	150
Total current provision	4,154	3,241	2,788
Deferred provision	(117)	1	308
Total provision for income taxes	$4,037	$3,242	$3,096
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

(in millions, except percentages)	2014		2013		2012
Tax provision at the U.S. federal statutory rate	$3,380	35.0%	$3,120	35.0%	$3,018	35.0%
Industry tax	469	4.8	—	—	—	—
State income taxes, net of federal benefit	154	1.6	126	1.4	143	1.7
Tax-exempt investment income	(49)	(0.5)	(53)	(0.6)	(59)	(0.7)
Non-deductible compensation	96	1.0	39	0.5	22	0.2
Other, net	(13)	(0.1)	10	0.1	(28)	(0.3)
Provision for income taxes	$4,037	41.8%	$3,242	36.4%	$3,096	35.9%
The higher tax rate for 2014 is mostly due to the nondeductibility of the Industry Tax. The higher effective income tax rate for 2013 as compared to 2012 primarily resulted from the favorable resolution of various one-time tax matters in 2012.

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31 are as follows:

(in millions)	2014	2013
Deferred income tax assets:
Accrued expenses and allowances	$313	$284
U.S. federal and state net operating loss carryforwards	172	257
Share-based compensation	141	200
Long-term liabilities	222	170
Medical costs payable and other policy liabilities	120	155
Non-U.S. tax loss carryforwards	257	110
Unearned revenues	90	65
Unrecognized tax benefits	38	38
Other-domestic	36	57
Other-non-U.S.	141	89
Subtotal	1,530	1,425
Less: valuation allowances	(119)	(207)
Total deferred income tax assets	1,411	1,218
Deferred income tax liabilities:
U.S. federal and state intangible assets	(1,275)	(1,207)
Non-U.S. goodwill and intangible assets	(496)	(453)
Capitalized software	(506)	(481)
Net unrealized gains on investments	(129)	(31)
Depreciation and amortization	(272)	(268)
Prepaid expenses	(140)	(137)
Other-non-U.S.	(102)	(7)
Total deferred income tax liabilities	(2,920)	(2,584)
Net deferred income tax liabilities	$(1,509)	$(1,366)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. Federal net operating loss carryforwards of $129 million expire beginning in 2021 through 2034; state net operating loss carryforwards expire beginning in 2015 through 2034. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.
As of December 31, 2014, the Company had $391 million of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

(in millions)	2014	2013	2012
Gross unrecognized tax benefits, beginning of period	$89	$81	$129
Gross increases:
Current year tax positions	—	8	6
Prior year tax positions	4	5	18
Gross decreases:
Prior year tax positions	—	—	(48)
Settlements	—	—	(10)
Statute of limitations lapses	(1)	(5)	(14)
Gross unrecognized tax benefits, end of period	$92	$89	$81

The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Consolidated Financial Statements. During 2014 and 2013, the Company recognized $6 million and $4 million of interest expense, respectively. The Company recognized tax benefits from the net reduction of interest and penalties accrued of $20 million during the year ended December 31, 2012. The Company had $33 million and $27 million of accrued interest and penalties for uncertain tax positions as of December 31, 2014 and 2013, respectively. These amounts are not included in the reconciliation above. As of December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $92 million.
The Company currently files income tax returns in the United States, various states and non-U.S. jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the consolidated income tax returns for fiscal years 2013 and prior. The Company’s 2014 tax year is under advance review by the IRS under its Compliance Assurance Program. With the exception of a few states, the Company is no longer subject to income tax examinations prior to the 2007 tax year. The Brazilian federal revenue service - Secretaria da Receita Federal (SRF) may audit the Company’s Brazilian subsidiaries for a period of five years from the date on which corporate income taxes should have been paid and/or the date when the tax return was filed. Estimated taxes are paid monthly in Brazil with an annual return due on June 30 following the end of the taxable year.
The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $39 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

10.	Shareholders' Equity
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
For the year ended December 31, 2014, the Company’s regulated subsidiaries paid their parent companies dividends of $4.6 billion, including $1.5 billion of extraordinary dividends. For the year ended December 31, 2013, the Company’s regulated subsidiaries paid their parent companies dividends of $3.2 billion, including $430 million of extraordinary dividends. As of December 31, 2014, $738 million of the Company’s $7.5 billion of cash and cash equivalents was available for general corporate use.
The Company's regulated subsidiaries had estimated aggregate statutory capital and surplus of approximately $14.7 billion as of December 31, 2014. The estimated statutory capital and surplus necessary to satisfy regulatory requirements of the Company's regulated subsidiaries was approximately $7.1 billion as of December 31, 2014.
Optum Bank must meet minimum requirements for Tier 1 leverage capital, Tier 1 risk-based capital, and Total risk-based capital of the Federal Deposit Insurance Corporation (FDIC) to be considered “Well Capitalized” under the capital adequacy rules to which it is subject. At December 31, 2014, the Company believes that Optum Bank met the FDIC requirements to be considered “Well Capitalized.”
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured share repurchase programs), subject to certain Board restrictions. In June 2014, the Board renewed the Company’s share repurchase program with an authorization to repurchase up to 100 million shares of its common stock. During 2014, the Company repurchased 49 million shares at an average price of $82.57 per share and an aggregate cost of $4.0 billion.
Dividends
In June 2014, the Company’s Board of Directors increased the Company’s cash dividend to shareholders to an annual dividend rate of $1.50 per share, paid quarterly. Since June 2013, the Company had paid an annual cash dividend of $1.12 per share, paid quarterly. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2014 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
2014	$1.4050	$1,362
2013	1.0525	1,056
2012	0.8000	820

11.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of non-qualified stock options, SARs and restricted stock and restricted stock units (collectively, restricted shares). As of December 31, 2014, the Company had 25 million shares available for future grants of share-based awards under its share-based compensation plan, including, but not limited to, incentive or non-qualified stock options, SARs and awards for 11 million restricted shares. As of December 31, 2014, there were also 14 million shares of common stock available for issuance under the ESPP.
Stock Options and SARs
Stock option and SAR activity for the year ended December 31, 2014 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	41	$48
Granted	8	71
Exercised	(15)	47
Forfeited	(1)	62
Outstanding at end of period	33	53	5.3	$1,569
Exercisable at end of period	19	45	3.1	1,085
Vested and expected to vest, end of period	32	53	5.3	1,544
Restricted Shares
Restricted share activity for the year ended December 31, 2014 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	11	$50
Granted	4	71
Vested	(6)	46
Nonvested at end of period	9	61

Other Share-Based Compensation Data

(in millions, except per share amounts)	For the Years Ended December 31,
	2014	2013	2012
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$22	$19	$18
Total intrinsic value of stock options and SARs exercised	526	592	559
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	71	58	52
Total fair value of restricted shares vested	$437	$31	$716
Employee Stock Purchase Plan
Number of shares purchased	2	3	3
Share-Based Compensation Items
Share-based compensation expense, before tax	$364	$331	$421
Share-based compensation expense, net of tax effects	314	239	299
Income tax benefit realized from share-based award exercises	231	206	461

(in millions, except years)	December 31, 2014
Unrecognized compensation expense related to share awards	$373
Weighted-average years to recognize compensation expense	1.3
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.7% - 1.8%	1.0% - 1.6%	0.7% - 0.9%
Expected volatility	24.1% - 39.6%	41.0% - 43.0%	43.2% - 44.0%
Expected dividend yield	1.6% - 1.9%	1.4% - 1.6%	1.2% - 1.7%
Forfeiture rate	5.0%	5.0%	5.0%
Expected life in years	5.4	5.3	5.3 - 5.6
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
Other Employee Benefit Plans
The Company also offers a 401(k) plan for its employees. Compensation expense related to this plan was not material for 2014, 2013, and 2012.

In addition, the Company maintains non-qualified, unfunded deferred compensation plans, which allow certain members of senior management and executives to defer portions of their salary or bonus and receive certain Company contributions on such deferrals, subject to plan limitations. The deferrals are recorded within long-term investments with an approximately equal amount in other liabilities in the Consolidated Balance Sheets. The total deferrals are distributable based upon termination of employment or other periods, as elected under each plan and were $496 million and $441 million as of December 31, 2014 and 2013, respectively.

12.	Commitments and Contingencies
The Company leases facilities and equipment under long-term operating leases that are non-cancelable and expire on various dates. Rent expense under all operating leases for 2014, 2013 and 2012 was $449 million, $438 million and $334 million, respectively.
As of December 31, 2014, future minimum annual lease payments, net of sublease income, under all non-cancelable operating leases were as follows:

(in millions)	Future Minimum Lease Payments
2015	$491
2016	386
2017	329
2018	293
2019	240
Thereafter	464
The Company provides guarantees related to its service level under certain contracts. If minimum standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. None of the amounts accrued, paid or charged to income for service level guarantees were material as of or for December 31, 2014, 2013, and 2012.
As of December 31, 2014, the Company had outstanding, undrawn letters of credit with financial institutions of $33 million and surety bonds outstanding with insurance companies of $1.2 billion, primarily to bond contractual performance.
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
Endoscopy Center of Southern Nevada Litigation. In April 2013, a Las Vegas jury awarded $24 million in compensatory damages and $500 million in punitive damages against a Company health plan and its parent corporation on the theory that they were negligent in their credentialing and monitoring of an in-network endoscopy center owned and operated by independent physicians who were subsequently linked by regulators to an outbreak of hepatitis C. The trial court reduced the overall award to $366 million. In 2014, the Company settled this and all other pending suits brought by individuals allegedly infected by hepatitis C for an amount that is not material to the Company’s results of operations, financial position or cash flows. Although the Company remains party to two class actions brought on behalf of uninfected patients of the endoscopy center seeking the cost of medical monitoring, the Company does not believe these matters are material to its results of operations, financial position, or cash flows.
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the Securities and Exchange Commission (SEC), the Internal Revenue Service, the SRF, the U.S. Department of Labor, the FDIC, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
Guaranty Fund Assessments
Under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court recently set a hearing for July 2015 to consider the latest proposed rehabilitation plan.
If the current proposed rehabilitation plan, which contemplates the partial liquidation of Penn Treaty, is approved by the court, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through state guaranty association assessments in future periods. The Company intends to vigorously challenge the proposed rehabilitation plan. The Company is currently unable to estimate losses or ranges of losses because the Company cannot predict whether, when or to what extent Penn Treaty will ultimately be declared insolvent, the amount of the insolvency, if any, the amount and timing of any associated guaranty fund assessments or the availability and amount of any premium tax and other potential offsets.

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
The following is a description of the types of products and services from which each of the Company’s four reportable segments derives its revenues:

•
UnitedHealthcare includes the combined results of operations of UnitedHealthcare Employer & Individual, UnitedHealthcare Medicare & Retirement, UnitedHealthcare Community & State and UnitedHealthcare Global because they have similar economic characteristics, products and services, customers, distribution methods and operational processes and operate in a similar regulatory environment. The U.S. businesses also share significant common assets, including a contracted network of physicians, health care professionals, hospitals and other facilities, information technology infrastructure and other resources. UnitedHealthcare Employer & Individual offers an array of consumer-oriented health benefit plans and services for large national employers, public sector employers, mid-sized employers, small businesses and individuals nationwide and active and retired military and their families through the TRICARE program (West Region). UnitedHealthcare Medicare & Retirement provides health care coverage and health and well-being services to individuals age 50 and older, addressing their unique needs for preventive and acute health care services as well as services dealing with chronic disease and other specialized issues for older individuals. UnitedHealthcare Community & State’s primary customers oversee Medicaid plans, the Children’s Health Insurance Program, and other federal, state and community health care programs. UnitedHealthcare Global is a diversified global health services business with a variety of offerings, including international commercial health and dental benefits.

•
OptumHealth serves the physical, emotional and financial needs of individuals, enabling consumer health management and local care delivery through programs offered by employers, payers, government entities and directly with the care delivery system. OptumHealth offers access to networks of care provider specialists, health management services, local care delivery services, consumer engagement and relationship management and sales distribution platform services and financial services.

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

•
OptumRx offers pharmacy benefit management services and programs including retail pharmacy network management services, home delivery and specialty pharmacy services, manufacturer rebate contracting and administration, benefit plan design and consultation, claims processing, and a variety of clinical programs such as formulary management and compliance, drug utilization review and disease and drug therapy management services.

The Company’s accounting policies for reportable segment operations are consistent with those described in the Summary of Significant Accounting Policies (see Note 2). Transactions between reportable segments principally consist of sales of pharmacy benefit products and services to UnitedHealthcare customers by OptumRx, certain product offerings and care management and local care delivery services sold to UnitedHealthcare by OptumHealth, and health information and technology solutions, consulting and other services sold to UnitedHealthcare by OptumInsight. These transactions are recorded at management’s estimate of fair value. Intersegment transactions are eliminated in consolidation. Assets and liabilities that are jointly used are assigned to each reportable segment using estimates of pro-rata usage. Cash and investments are assigned such that each reportable segment has working capital and/or at least minimum specified levels of regulatory capital.
As a percentage of the Company’s total consolidated revenues, premium revenues from CMS were 29% for 2014, 2013 and 2012, most of which were generated by UnitedHealthcare Medicare & Retirement and included in the UnitedHealthcare segment. U.S. customer revenue represented approximately 95%, 95%, and 99% of consolidated total revenues for 2014, 2013 and 2012, respectively. Long-lived fixed assets located in the United States represented approximately 73% and 72% of the total long-lived fixed assets as of December 31, 2014 and 2013, respectively. The non-U.S. revenues and fixed assets are primarily related to UnitedHealthcare Global.
2014 Business Realignment
On January 1, 2014, the Company realigned certain of its businesses to respond to changes in the markets it serves and the opportunities that are emerging as the health system evolves. The Company’s Optum business platform took responsibility for certain technology operations and business processing activities with the intention of pursuing additional third-party commercial opportunities in addition to continuing to serve UnitedHealthcare. These activities, which were historically a corporate function, are now included in OptumInsight’s results of operations. The Company’s historical segment results have been restated to reflect the effect of this realignment and will continue to present the same four reportable segments (UnitedHealthcare, OptumHealth, OptumInsight and OptumRx).

Prior period reportable segment financial information has been recast to conform to the 2014 presentation. The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
2014
Revenues - external customers:
Premiums	$112,645	$2,657	$—	$—	$—	$2,657	$—	$115,302
Services	6,516	1,300	2,224	111	—	3,635	—	10,151
Products	3	18	96	4,125	—	4,239	—	4,242
Total revenues - external customers	119,164	3,975	2,320	4,236	—	10,531	—	129,695
Total revenues - intersegment	—	6,913	2,906	27,740	(489)	37,070	(37,070)	—
Investment and other income	634	144	1	—	—	145	—	779
Total revenues	$119,798	$11,032	$5,227	$31,976	$(489)	$47,746	$(37,070)	$130,474
Earnings from operations	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$—	$10,274
Interest expense	—	—	—	—	—	—	(618)	(618)
Earnings before income taxes	$6,992	$1,090	$1,002	$1,190	$—	$3,282	$(618)	$9,656
Total assets	$62,405	$11,148	$8,112	$5,474	$—	$24,734	$(757)	$86,382
Purchases of property, equipment and capitalized software	773	212	484	56	—	752	—	1,525
Depreciation and amortization	772	179	433	94	—	706	—	1,478
2013
Revenues - external customers:
Premiums	$107,024	$2,533	$—	$—	$—	$2,533	$—	$109,557
Services	6,076	819	2,006	96	—	2,921	—	8,997
Products	8	19	92	3,071	—	3,182	—	3,190
Total revenues - external customers	113,108	3,371	2,098	3,167	—	8,636	—	121,744
Total revenues - intersegment	—	6,357	2,615	20,839	(458)	29,353	(29,353)	—
Investment and other income	617	127	1	—	—	128	—	745
Total revenues	$113,725	$9,855	$4,714	$24,006	$(458)	$38,117	$(29,353)	$122,489
Earnings from operations	$7,132	$949	$831	$711	$—	$2,491	$—	$9,623
Interest expense	—	—	—	—	—	—	(708)	(708)
Earnings before income taxes	$7,132	$949	$831	$711	$—	$2,491	$(708)	$8,915
Total assets	$61,942	$9,244	$6,880	$4,483	$—	$20,607	$(667)	$81,882
Purchases of property, equipment and capitalized software	670	185	363	89	—	637	—	1,307
Depreciation and amortization	766	158	359	92	—	609	—	1,375
2012
Revenues - external customers:
Premiums	$97,985	$1,743	$—	$—	$—	$1,743	$—	$99,728
Services	4,780	767	1,807	83	—	2,657	—	7,437
Products	1	21	87	2,664	—	2,772	—	2,773
Total revenues - external customers	102,766	2,531	1,894	2,747	—	7,172	—	109,938
Total revenues - intersegment	—	5,503	2,363	15,611	(364)	23,113	(23,113)	—
Investment and other income	566	113	—	1	—	114	—	680
Total revenues	$103,332	$8,147	$4,257	$18,359	$(364)	$30,399	$(23,113)	$110,618
Earnings from operations	$7,687	$538	$656	$373	$—	$1,567	$—	$9,254
Interest expense	—	—	—	—	—	—	(632)	(632)
Earnings before income taxes	$7,687	$538	$656	$373	$—	$1,567	$(632)	$8,622
Total assets	$62,971	$8,198	$6,367	$3,434	$—	$17,999	$(85)	$80,885
Purchases of property, equipment and capitalized software	382	163	409	116	—	688	—	1,070
Depreciation and amortization	635	164	411	99	—	674	—	1,309

14.	Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2014 and 2013 is as follows:

	For the Quarter Ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2014
Revenues	$31,708	$32,574	$32,759	$33,433
Operating costs	29,654	30,022	29,856	30,668
Earnings from operations	2,054	2,552	2,903	2,765
Net earnings	1,099	1,408	1,602	1,510
Net earnings attributable to UnitedHealth Group common shareholders	1,099	1,408	1,602	1,510
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.12	1.44	1.65	1.58
Diluted	1.10	1.42	1.63	1.55
2013
Revenues	$30,340	$30,408	$30,624	$31,117
Operating costs	28,201	28,007	27,993	28,665
Earnings from operations	2,139	2,401	2,631	2,452
Net earnings	1,240	1,436	1,570	1,427
Net earnings attributable to UnitedHealth Group common shareholders	1,192	1,436	1,570	1,427
Net earnings per share attributable to UnitedHealth Group common shareholders:
Basic	1.17	1.42	1.56	1.43
Diluted	1.16	1.40	1.53	1.41

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the filing of this Annual Report on Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting as of December 31, 2014
UnitedHealth Group Incorporated and Subsidiaries’ (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the internal control over financial reporting of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting as of December 31, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
The following sets forth certain information regarding our directors as of February 10, 2015, including their name and principal occupation or employment:

William C. Ballard, Jr. Former Of Counsel Bingham Greenebaum Doll LLP (formerly Greenebaum Doll & McDonald PLLC)	Rodger A. Lawson Chairman E*TRADE Financial Corporation and Retired President and Chief Executive Officer Fidelity Investments - Financial Services
Edson Bueno, M.D. Founder and Chief Executive Officer Amil	Douglas W. Leatherdale Retired Chairman and Chief Executive Officer The St. Paul Companies, Inc. (currently known as Travelers Companies, Inc.)
Richard T. Burke Non-Executive Chairman UnitedHealth Group	Glenn M. Renwick Chairman, President and Chief Executive Officer The Progressive Corporation
Robert J. Darretta Retired Vice-Chairman and Chief Financial Officer Johnson & Johnson	Kenneth I. Shine, M.D. Special Advisor to the Chancellor for Health Affairs The University of Texas System
Stephen J. Hemsley Chief Executive Officer UnitedHealth Group	Gail R. Wilensky, Ph.D. Senior Fellow Project HOPE, an international health foundation
Michele J. Hooper President and Chief Executive Officer The Directors’ Council, a company focused on improving the governance processes of corporate boards
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller, and persons performing similar functions. The code of ethics, entitled Code of Conduct: Our Principles of Ethics and Integrity, is posted on our website at www.unitedhealthgroup.com. For information about how to obtain the Code of Conduct, see Part I, Item 1, “Business.”
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation,” “Director Compensation,” “Corporate Governance - Risk Oversight” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The information required by Item 201(d) of Regulation S-K will be included under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
The information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.
PART IV
ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements
The financial statements are included under Item 8 of this report:

•	Reports of Independent Registered Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statement of Operations for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

•	Notes to the Consolidated Financial Statements.

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
EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 30, 2007)

3.2
Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on October 26, 2009)

4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014
*10.3	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan
*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.12
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.13
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.15
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.16
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.17
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.18
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.19
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.20
Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.21
Summary of Non-Management Director Compensation, effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.22
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.23
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.24
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.25
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.26
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.27
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.28
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.30
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.31
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.32	Separation and Release Agreement, effective as of November 9, 2014, between United HealthCare Services, Inc. and Gail K. Boudreaux
*10.33
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.34
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35
Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.36
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.37
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.38
Employment Agreement, effective as of December 15, 2006, between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 18, 2006)

*10.39
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.29 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 10, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Schedule I - Condensed Financial Information of Registrant (Parent Company Only).

Schedule I
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of UnitedHealth Group Incorporated and Subsidiaries:
We have audited the consolidated financial statements of UnitedHealth Group Incorporated and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 10, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2015

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Balance Sheets

(in millions, except per share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$559	$822
Short-term notes receivable from subsidiaries	27	11
Deferred income taxes and other current assets	271	214
Total current assets	857	1,047
Equity in net assets of subsidiaries	44,643	44,301
Long-term notes receivable from subsidiaries	4,635	4,215
Other assets	278	144
Total assets	$50,413	$49,707

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$332	$335
Note payable to subsidiary	215	215
Commercial paper and current maturities of long-term debt	1,365	1,935
Total current liabilities	1,912	2,485
Long-term debt, less current maturities	15,891	14,804
Deferred income taxes and other liabilities	156	269
Total liabilities	17,959	17,558
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value -10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 954 and 988 issued and outstanding	10	10
Retained earnings	33,836	33,047
Accumulated other comprehensive loss	(1,392)	(908)
Total UnitedHealth Group shareholders’ equity	32,454	32,149
Total liabilities and shareholders’ equity	$50,413	$49,707
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Revenues:
Investment and other income	$293	$252	$28
Total revenues	293	252	28
Operating costs:
Operating costs	1	(9)	(2)
Interest expense	554	618	566
Total operating costs	555	609	564
Loss before income taxes	(262)	(357)	(536)
Benefit for income taxes	96	130	192
Loss of parent company	(166)	(227)	(344)
Equity in undistributed income of subsidiaries	5,785	5,852	5,870
Net earnings	5,619	5,625	5,526
Other comprehensive loss	(484)	(1,346)	(23)
Comprehensive income	$5,135	$4,279	$5,503
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Operating activities
Cash flows from operating activities	$7,445	$5,099	$6,116
Investing activities
Issuance of notes to subsidiaries	(436)	(1,517)	(4,149)
Repayments of notes receivable from subsidiaries	—	275	—
Cash paid for acquisitions	(1,852)	(274)	(3,737)
Capital contributions to subsidiaries	(704)	(942)	(99)
Other, net	(9)	—	—
Cash flows used for investing activities	(3,001)	(2,458)	(7,985)
Financing activities
Common stock repurchases	(4,008)	(3,170)	(3,084)
Proceeds from common stock issuances	462	598	1,078
Cash dividends paid	(1,362)	(1,056)	(820)
(Repayments of) proceeds from commercial paper, net	(794)	(474)	1,587
Proceeds from issuance of long-term debt	1,997	2,235	3,966
Repayments of long-term debt	(812)	(943)	(986)
Proceeds of note from subsidiary	—	40	30
Other	(190)	(74)	(383)
Cash flows (used for) from financing activities	(4,707)	(2,844)	1,388
Decrease in cash and cash equivalents	(263)	(203)	(481)
Cash and cash equivalents, beginning of period	822	1,025	1,506
Cash and cash equivalents, end of period	$559	$822	$1,025

Supplemental cash flow disclosures
Cash paid for interest	$578	$618	$547
Cash paid for income taxes	4,028	2,765	2,666
See Notes to the Condensed Financial Statements of Registrant

Schedule I
Condensed Financial Information of Registrant
(Parent Company Only)
UnitedHealth Group
Notes to Condensed Financial Statements
1.    Basis of Presentation
UnitedHealth Group’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The accounting policies for the registrant are the same as those described in Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”
2.    Subsidiary Transactions
Investment in Subsidiaries. UnitedHealth Group’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Transactions With Subsidiaries. During 2014 the parent company issued intercompany notes of $0.4 billion that were used for the subsidiaries’ general corporate purposes. In 2013, the parent company issued intercompany notes of $1.5 billion that were used primarily to fund the purchase of Amil’s remaining public shares. Additionally in 2013, the $2.6 billion term note issued in 2012 was reclassified to long-term. During 2012, the parent company completed a non-cash exchange of a $3.9 billion intercompany note to a subsidiary for a new term note of $2.6 billion and an equity interest of $1.3 billion.
Dividends. Cash dividends received from subsidiaries and included in Cash Flows from Operating Activities in the Condensed Statements of Cash Flows were $5.5 billion, $5.3 billion and $7.8 billion in 2014, 2013 and 2012, respectively.
3.    Commercial Paper and Long-Term Debt
Discussion of commercial paper and long-term debt can be found in Note 8 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.” Long-term debt obligations of the parent company do not include the other financing obligations at a subsidiary that totaled $150 million and $121 million at December 31, 2014 and 2013, respectively.
Maturities of commercial paper and long-term debt for the years ending December 31 are as follows:

(in millions)
2015	$1,362
2016	1,096
2017	1,972
2018	1,100
2019	1,000
Thereafter	10,817
4. Commitments and Contingencies
For a summary of commitments and contingencies, see Note 12 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 10, 2015

UNITEDHEALTH GROUP INCORPORATED

By	/s/ STEPHEN J. HEMSLEY
Stephen J. Hemsley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. HEMSLEY	Director and Chief Executive Officer (principal executive officer)	February 10, 2015
Stephen J. Hemsley
/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	February 10, 2015
David S. Wichmann
/s/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 10, 2015
Eric S. Rangen
*	Director	February 10, 2015
William C. Ballard, Jr.
*	Director	February 10, 2015
Edson Bueno
*	Director	February 10, 2015
Richard T. Burke
*	Director	February 10, 2015
Robert J. Darretta
*	Director	February 10, 2015
Michele J. Hooper
*	Director	February 10, 2015
Rodger A. Lawson
Director
Douglas W. Leatherdale
*	Director	February 10, 2015
Glenn M. Renwick
*	Director	February 10, 2015
Kenneth I. Shine
*	Director	February 10, 2015
Gail R. Wilensky

*By	/s/ MARIANNE D. SHORT
Marianne D. Short, As Attorney-in-Fact

EXHIBIT INDEX**

3.1
Third Restated Articles of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 30, 2007)

3.2
Fourth Amended and Restated Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on October 26, 2009)

4.1
Senior Indenture, dated as of November 15, 1998, between United HealthCare Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3/A, SEC File Number 333-66013, filed on January 11, 1999)

4.2
Amendment, dated as of November 6, 2000, to Senior Indenture, dated as of November 15, 1998, between the UnitedHealth Group Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3
Instrument of Resignation, Appointment and Acceptance of Trustee, dated January 8, 2007, pursuant to the Senior Indenture, dated November 15, 1988, amended November 6, 2000, among UnitedHealth Group Incorporated, The Bank of New York and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.4
Indenture, dated as of February 4, 2008, between UnitedHealth Group Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to UnitedHealth Group Incorporated’s Registration Statement on Form S-3, SEC File Number 333-149031, filed on February 4, 2008)

*10.1
UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective May 23, 2011 (incorporated by reference to Exhibit A to UnitedHealth Group Incorporated’s Definitive Proxy Statement dated April 13, 2011)

*10.2	Amendment to UnitedHealth Group Incorporated’s Stock Option and Stock Appreciation Right Awards, effective November 6, 2014
*10.3	Form of Agreement for Non-Qualified Stock Option Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan
*10.4
Form of Agreement for Non-Qualified Stock Option Award for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.5
Form of Addendum for Non-Qualified Stock Option Award Agreement for International Participants under UnitedHealth Group Incorporated's 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.6
Form of Agreement for Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.7
Form of Agreement for Restricted Stock Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.8
Form of Agreement for Stock Appreciation Rights Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.9
Form of Agreement for Performance-based Restricted Stock Unit Award to Executives under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.10
Form of Agreement for Initial Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.11
Form of Agreement for Deferred Stock Unit Award to Non-Employee Directors under UnitedHealth Group Incorporated’s 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on May 27, 2011)

*10.12
Amended and Restated UnitedHealth Group Incorporated Executive Incentive Plan (2009 Statement), effective as of December 31, 2008 (incorporated by reference to Exhibit 10.12 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.13
Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.14
Amendment, dated as of December 21, 2012, of Amended and Restated UnitedHealth Group Incorporated 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.11 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.15
UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10(e) of UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003)

*10.16
First Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.3 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 3, 2006)

*10.17
Second Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.13 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.18
Third Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.17 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.19
Fourth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.1 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.20
Fifth Amendment to UnitedHealth Group Executive Savings Plan (2004 Statement) (incorporated by reference to Exhibit 10.2 of UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.21
Summary of Non-Management Director Compensation, effective as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

*10.22
UnitedHealth Group Directors’ Compensation Deferral Plan (2009 Statement) (incorporated by reference to Exhibit 10.18 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.23
Amendment to the UnitedHealth Group Directors’ Compensation Deferral Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2009)

*10.24
First Amendment to UnitedHealth Group Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

*10.25
Employment Agreement, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.26
Agreement for Supplemental Executive Retirement Pay, effective April 1, 2004, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10(b) to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

*10.27
Amendment to Agreement for Supplemental Executive Retirement Pay, dated as of November 7, 2006, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit A to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on November 8, 2006)

*10.28
Amendment to Employment Agreement and Agreement for Supplemental Executive Retirement Pay, effective as of December 31, 2008, between United HealthCare Services, Inc. and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.29
Letter Agreement, effective as of February 19, 2008, by and between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.22 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.30
Amendment to Employment Agreement, dated as of December 14, 2010, between UnitedHealth Group Incorporated and Stephen J. Hemsley (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 15, 2010)

*10.31
Amended and Restated Employment Agreement, dated as of August 8, 2011, between United HealthCare Services, Inc. and Gail K. Boudreaux (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.32	Separation and Release Agreement, effective as of November 9, 2014, between United HealthCare Services, Inc. and Gail K. Boudreaux
*10.33
Employment Agreement, effective as of December 1, 2006, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.2 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.34
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and David S. Wichmann (incorporated by reference to Exhibit 10.37 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.35
Amended and Restated Employment Agreement, dated as of March 26, 2012, between United HealthCare Services, Inc. and Larry C. Renfro (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

*10.36
Amended Employment Agreement, effective as of November 1, 2012, between Amil Assistência Médica Internacional S.A. and Dr. Edson de Godoy Bueno (incorporated by reference to Exhibit 10.32 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012)

*10.37
Employment Agreement, effective as of January 1, 2013, between United HealthCare Services, Inc. and Marianne D. Short (incorporated by reference to Exhibit 10.34 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013)

*10.38
Employment Agreement, effective as of December 15, 2006, between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.1 to UnitedHealth Group Incorporated’s Current Report on Form 8-K filed on December 18, 2006)

*10.39
Amendment to Employment Agreement, effective as of December 31, 2008, between United HealthCare Services, Inc. and Eric S. Rangen (incorporated by reference to Exhibit 10.29 to UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2008)

11.1
Statement regarding computation of per share earnings (incorporated by reference to the information contained under the heading “Net Earnings Per Common Share” in Note 2 of Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements”)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of UnitedHealth Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 10, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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