Form 10-Q
period 2015-03-31
UNITEDHEALTH GROUP INC
filed 2015-05-06
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

As of April 30, 2015, there were 951,904,261 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,650	$7,495
Short-term investments	1,780	1,741
Accounts receivable, net	5,040	4,252
Other current receivables, net	5,346	5,498
Assets under management	2,921	2,962
Deferred income taxes	405	556
Prepaid expenses and other current assets	2,632	1,052
Total current assets	26,774	23,556
Long-term investments	19,416	18,827
Property, equipment and capitalized software, net	4,245	4,418
Goodwill	32,782	32,940
Other intangible assets, net	3,441	3,669
Other assets	3,061	2,972
Total assets	$89,719	$86,382
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$13,537	$12,040
Accounts payable and accrued liabilities	10,518	9,247
Other policy liabilities	6,392	5,965
Commercial paper and current maturities of long-term debt	2,797	1,399
Unearned revenues	1,734	1,972
Total current liabilities	34,978	30,623
Long-term debt, less current maturities	15,577	16,007
Future policy benefits	2,483	2,488
Deferred income taxes	2,056	2,065
Other liabilities	1,295	1,357
Total liabilities	56,389	52,540
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,452	1,388
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 952 and 954 issued and outstanding	10	10
Retained earnings	34,153	33,836
Accumulated other comprehensive loss	(2,285)	(1,392)
Total shareholders’ equity	31,878	32,454
Total liabilities and shareholders’ equity	$89,719	$86,382
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Revenues:
Premiums	$31,674	$28,115
Services	2,706	2,404
Products	1,230	998
Investment and other income	146	191
Total revenues	35,756	31,708
Operating costs:
Medical costs	25,689	23,208
Operating costs	5,949	5,194
Cost of products sold	1,100	892
Depreciation and amortization	378	360
Total operating costs	33,116	29,654
Earnings from operations	2,640	2,054
Interest expense	(150)	(160)
Earnings before income taxes	2,490	1,894
Provision for income taxes	(1,077)	(795)
Net earnings	$1,413	$1,099
Earnings per share:
Basic	$1.48	$1.12
Diluted	$1.46	$1.10
Basic weighted-average number of common shares outstanding	954	983
Dilutive effect of common share equivalents	15	13
Diluted weighted-average number of common shares outstanding	969	996
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	9	9
Cash dividends declared per common share	$0.3750	$0.2800

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Net earnings	$1,413	$1,099
Other comprehensive (loss) income:
Gross unrealized gains on investment securities during the period	105	166
Income tax effect	(37)	(61)
Total unrealized gains, net of tax	68	105
Gross reclassification adjustment for net realized gains included in net earnings	(3)	(46)
Income tax effect	1	17
Total reclassification adjustment, net of tax	(2)	(29)
Total foreign currency translation (losses) gains	(959)	259
Other comprehensive (loss) income	(893)	335
Comprehensive income	$520	$1,434

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$32,454
Net earnings				1,413			1,413
Other comprehensive income (loss)					66	(959)	(893)
Issuances of common shares, and related tax effects	6	—	—				—
Share-based compensation, and related tax benefits			206				206
Noncontrolling interests fair value and other adjustments			(49)				(49)
Common share repurchases	(8)	—	(157)	(739)			(896)
Cash dividends paid on common shares				(357)			(357)
Balance at March 31, 2015	952	$10	$—	$34,153	$289	$(2,574)	$31,878

Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$32,149
Net earnings				1,099			1,099
Other comprehensive income					76	259	335
Issuances of common shares, and related tax effects	8	—	(6)				(6)
Share-based compensation, and related tax benefits			159				159
Common share repurchases	(12)	—	(153)	(758)			(911)
Cash dividends paid on common shares				(276)			(276)
Balance at March 31, 2014	984	$10	$—	$33,112	$130	$(703)	$32,549

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating activities
Net earnings	$1,413	$1,099
Noncash items:
Depreciation and amortization	378	360
Deferred income taxes	122	99
Share-based compensation	125	105
Other, net	(44)	(65)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(758)	(990)
Other assets	(2,162)	(1,281)
Medical costs payable	1,610	387
Accounts payable and other liabilities	1,648	1,665
Other policy liabilities	154	(203)
Unearned revenues	(217)	232
Cash flows from operating activities	2,269	1,408
Investing activities
Purchases of investments	(1,891)	(2,914)
Sales of investments	503	2,235
Maturities of investments	843	825
Cash paid for acquisitions, net of cash assumed	(575)	(345)
Purchases of property, equipment and capitalized software	(373)	(353)
Other, net	(32)	(51)
Cash flows used for investing activities	(1,525)	(603)
Financing activities
Common stock repurchases	(896)	(911)
Cash dividends paid	(357)	(276)
Proceeds from common stock issuances	192	216
Repayments of long-term debt	(416)	(172)
Proceeds from commercial paper, net	1,194	9
Customer funds administered	1,049	818
Other, net	(270)	(257)
Cash flows from (used for) financing activities	496	(573)
Effect of exchange rate changes on cash and cash equivalents	(85)	6
Increase in cash and cash equivalents	1,155	238
Cash and cash equivalents, beginning of period	7,495	7,276
Cash and cash equivalents, end of period	$8,650	$7,514

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
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (GAAP) and has included the accounts of UnitedHealth Group and its subsidiaries. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC), the Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in its annual audited Consolidated Financial Statements. Therefore, these Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and the Notes included in Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (2014 10-K). The accompanying Condensed Consolidated Financial Statements include all normal recurring adjustments necessary to present the interim financial statements fairly.
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
The accounting policies disclosed in Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2014 10-K remain unchanged.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In April 2015, the FASB announced its intention to delay ASU 2014-09 for one year and is expected to become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.

2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,663	$19	$—	$1,682
State and municipal obligations	6,464	232	(3)	6,693
Corporate obligations	7,668	158	(10)	7,816
U.S. agency mortgage-backed securities	2,011	48	(3)	2,056
Non-U.S. agency mortgage-backed securities	858	16	(2)	872
Total debt securities - available-for-sale	18,664	473	(18)	19,119
Equity securities - available-for-sale	1,526	37	(33)	1,530
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	4	—	182
State and municipal obligations	15	—	—	15
Corporate obligations	354	—	—	354
Total debt securities - held-to-maturity	547	4	—	551
Total investments	$20,737	$514	$(51)	$21,200
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,614	$7	$(1)	$1,620
State and municipal obligations	6,456	217	(5)	6,668
Corporate obligations	7,241	112	(26)	7,327
U.S. agency mortgage-backed securities	2,022	39	(5)	2,056
Non-U.S. agency mortgage-backed securities	872	12	(4)	880
Total debt securities - available-for-sale	18,205	387	(41)	18,551
Equity securities - available-for-sale	1,511	36	(25)	1,522
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	2	—	180
State and municipal obligations	19	—	—	19
Corporate obligations	298	—	—	298
Total debt securities - held-to-maturity	495	2	—	497
Total investments	$20,211	$425	$(66)	$20,570
The amortized cost and fair value of available-for-sale debt securities as of March 31, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,856	$1,862
Due after one year through five years	6,927	7,035
Due after five years through ten years	5,205	5,387
Due after ten years	1,807	1,907
U.S. agency mortgage-backed securities	2,011	2,056
Non-U.S. agency mortgage-backed securities	858	872
Total debt securities - available-for-sale	$18,664	$19,119

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$127	$127
Due after one year through five years	207	209
Due after five years through ten years	109	110
Due after ten years	104	105
Total debt securities - held-to-maturity	$547	$551
The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
Debt securities - available-for-sale:
State and municipal obligations	$481	$(2)	$27	$(1)	$508	$(3)
Corporate obligations	1,509	(7)	235	(3)	1,744	(10)
U.S. agency mortgage-backed securities	151	(1)	133	(2)	284	(3)
Non-U.S. agency mortgage-backed securities	186	(2)	—	—	186	(2)
Total debt securities - available-for-sale	$2,327	$(12)	$395	$(6)	$2,722	$(18)
Equity securities - available-for-sale	$76	$(7)	$83	$(26)	$159	$(33)
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$420	$(1)	$—	$—	$420	$(1)
State and municipal obligations	711	(4)	99	(1)	810	(5)
Corporate obligations	2,595	(17)	464	(9)	3,059	(26)
U.S. agency mortgage-backed securities	—	—	272	(5)	272	(5)
Non-U.S. agency mortgage-backed securities	254	(2)	114	(2)	368	(4)
Total debt securities - available-for-sale	$3,980	$(24)	$949	$(17)	$4,929	$(41)
Equity securities - available-for-sale	$107	$(6)	$88	$(19)	$195	$(25)
The Company’s unrealized losses from all securities as of March 31, 2015 were generated from approximately 4,000 positions out of a total of 23,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of March 31, 2015, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.

Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended March 31,
(in millions)	2015	2014
Total OTTI	$(1)	$(3)
Portion of loss recognized in other comprehensive income	—	—
Net OTTI recognized in earnings	(1)	(3)
Gross realized losses from sales	(6)	(10)
Gross realized gains from sales	10	59
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	3	46
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(1)	(17)
Realized gains, net of taxes	$2	$29

3.	Fair Value
Certain assets and liabilities are measured at fair value in the Condensed Consolidated Financial Statements or have fair values disclosed in the Notes to the Condensed Consolidated Financial Statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2014 10-K.

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding assets and liabilities, related to a Supplemental Health Insurance Program (AARP Program), which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
March 31, 2015
Cash and cash equivalents	$8,617	$33	$—	$8,650
Debt securities - available-for-sale:
U.S. government and agency obligations	1,466	216	—	1,682
State and municipal obligations	—	6,693	—	6,693
Corporate obligations	7	7,736	73	7,816
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	866	6	872
Total debt securities - available-for-sale	1,473	17,567	79	19,119
Equity securities - available-for-sale	1,209	12	309	1,530
Interest rate swap assets	—	230	—	230
Total assets at fair value	$11,299	$17,842	$388	$29,529
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$1	$—	$1
December 31, 2014
Cash and cash equivalents	$7,472	$23	$—	$7,495
Debt securities - available-for-sale:
U.S. government and agency obligations	1,427	193	—	1,620
State and municipal obligations	—	6,668	—	6,668
Corporate obligations	2	7,257	68	7,327
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	874	6	880
Total debt securities - available-for-sale	1,429	17,048	74	18,551
Equity securities - available-for-sale	1,200	12	310	1,522
Interest rate swap assets	—	62	—	62
Total assets at fair value	$10,101	$17,145	$384	$27,630
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$55	$—	$55
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the three months ended March 31, 2015 or 2014.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$182	$—	$—	$182	$178
State and municipal obligations	—	—	15	15	15
Corporate obligations	93	10	251	354	354
Total debt securities - held-to-maturity	$275	$10	$266	$551	$547
Other assets	$—	$490	$—	$490	$489
Long-term debt and other financing obligations	$—	$18,826	$—	$18,826	$16,859
December 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$180	$—	$—	$180	$178
State and municipal obligations	—	—	19	19	19
Corporate obligations	46	10	242	298	298
Total debt securities - held-to-maturity	$226	$10	$261	$497	$495
Other assets	$—	$478	$—	$478	$484
Long-term debt and other financing obligations	$—	$18,863	$—	$18,863	$17,085
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the three months ended March 31, 2015 or 2014.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31, 2015			March 31, 2014
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Balance at beginning of period	$74	$310	$384	$42	$269	$311
Purchases	4	4	8	3	44	47
Sales	—	(1)	(1)	—	(4)	(4)
Net unrealized gains (losses) in accumulated other comprehensive income	1	(5)	(4)	1	4	5
Net realized gains in investment and other income	—	1	1	—	—	—
Balance at end of period	$79	$309	$388	$46	$313	$359

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
March 31, 2015
Equity securities - available-for-sale
Venture capital portfolios	$259	Market approach - comparable companies	Revenue multiple	1.0	7.0
			EBITDA multiple	8.0	10.0
	50	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$309
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $79 million of available-for-sale debt securities as of March 31, 2015, which were not significant.
The Company elected to measure the entirety of the AARP Program assets under management at fair value pursuant to the fair value option. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on the AARP Program. The following table presents fair value information about the AARP Program-related financial assets and liabilities:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
March 31, 2015
Cash and cash equivalents	$262	$—	$262
Debt securities:
U.S. government and agency obligations	407	214	621
State and municipal obligations	—	96	96
Corporate obligations	—	1,279	1,279
U.S. agency mortgage-backed securities	—	375	375
Non-U.S. agency mortgage-backed securities	—	203	203
Total debt securities	407	2,167	2,574
Other investments	—	85	85
Total assets at fair value	$669	$2,252	$2,921
Other liabilities	$8	$24	$32
December 31, 2014
Cash and cash equivalents	$415	$—	$415
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	95	95
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	340	340
Non-U.S. agency mortgage-backed securities	—	177	177
Total debt securities	409	2,057	2,466
Other investments	—	81	81
Total assets at fair value	$824	$2,138	$2,962
Other liabilities	$5	$13	$18

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	March 31, 2015			December 31, 2014
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,448	$239	$46	$1,801	$719	$20
Other policy liabilities	—	—	—	—	302	—
As of March 31, 2015, the Centers for Medicare and Medicaid Services (CMS) had underfunded the payment for drug discounts and accordingly, the Company recorded a receivable from CMS along with the receivables from pharmaceutical manufacturers. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on Medicare Part D.

5.	Medical Costs Reserve Development
Favorable medical cost reserve development was $140 million and $220 million for the three months ended March 31, 2015 and 2014, respectively. In both periods, favorable development was driven by a number of individual factors that were not material.

6.	Health Insurance Industry Tax
The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax). As of March 31, 2015, the liability recorded in accounts payable and accrued liabilities related to the Health Insurance Industry Tax was $1.8 billion. The corresponding deferred cost recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets was $1.4 billion. There was no liability or asset related to the Health Insurance Industry Tax recorded as of December 31, 2014 as the Health Insurance Industry Tax was paid in September 2014. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on the Health Insurance Industry Tax.

7.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	March 31, 2015			December 31, 2014
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,515	$1,515	$1,515	$321	$321	$321
4.875% notes due March 2015 (a)	—	—	—	416	419	419
0.850% notes due October 2015 (a)	625	626	626	625	625	627
5.375% notes due March 2016 (a)	601	620	627	601	623	634
1.875% notes due November 2016 (a)	400	400	407	400	397	406
5.360% notes due November 2016	95	95	102	95	95	103
6.000% notes due June 2017 (a)	441	467	488	441	466	489
1.400% notes due October 2017 (a)	625	624	631	625	616	624
6.000% notes due November 2017 (a)	156	165	175	156	164	175
1.400% notes due December 2017 (a)	750	755	756	750	745	749
6.000% notes due February 2018 (a)	1,100	1,120	1,245	1,100	1,106	1,238
1.625% notes due March 2019 (a)	500	506	501	500	496	493
2.300% notes due December 2019 (a)	500	508	510	500	496	502
3.875% notes due October 2020 (a)	450	463	492	450	450	477
4.700% notes due February 2021 (a)	400	424	456	400	413	450
3.375% notes due November 2021 (a)	500	512	534	500	496	519
2.875% notes due December 2021 (a)	750	773	770	750	748	759
2.875% notes due March 2022 (a)	1,100	1,082	1,119	1,100	1,042	1,104
0.000% notes due November 2022	15	10	11	15	10	11
2.750% notes due February 2023 (a)	625	628	631	625	604	613
2.875% notes due March 2023 (a)	750	806	768	750	777	745
5.800% notes due March 2036	850	845	1,096	850	845	1,052
6.500% notes due June 2037	500	495	703	500	495	670
6.625% notes due November 2037	650	646	927	650	646	888
6.875% notes due February 2038	1,100	1,085	1,584	1,100	1,085	1,544
5.700% notes due October 2040	300	298	387	300	298	378
5.950% notes due February 2041	350	348	471	350	348	455
4.625% notes due November 2041	600	593	677	600	593	646
4.375% notes due March 2042	502	486	553	502	486	536
3.950% notes due October 2042	625	611	640	625	611	621
4.250% notes due March 2043	750	740	811	750	740	786
Total commercial paper and long-term debt	$18,125	$18,246	$20,213	$17,347	$17,256	$19,034

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
The Company’s long-term debt obligations also included $128 million and $150 million of other financing obligations, of which $36 million and $34 million were current as of March 31, 2015 and December 31, 2014, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of March 31, 2015, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.3%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2019 and November 2015, respectively. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. There were no amounts outstanding under these facilities as of March 31, 2015. The interest rates on borrowings are variable based on term and are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. As of March 31, 2015, the annual interest rates on the bank credit facilities, had they been drawn, would have ranged from 1.0% to 1.2%.
On May 1, 2015, the Company entered into an additional $2.0 billion 364-day revolving bank credit facility to provide liquidity support for the Company’s commercial paper program. In addition, on the same date, the Company entered into a $1.5 billion delayed draw term loan. The commercial paper and term loan proceeds will be used to fund a portion of the purchase of

Catamaran Corporation (Catamaran). No amounts have been drawn on the $2.0 billion bank credit facility or the $1.5 billion term loan. For more information on the purchase of Catamaran, see Note 9.
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of March 31, 2015.
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

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
March 31, 2015
Interest rate swap contracts	$10.3	$2	Prepaid expenses and other current assets
		228	Other assets
		1	Other liabilities
December 31, 2014
Interest rate swap contracts	$10.7	$62	Other assets
		55	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2015	2014
Hedge - interest rate swap gain recognized in interest expense	$222	$66
Hedged item - long-term debt loss recognized in interest expense	(222)	(66)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—

8.	Share-Based Compensation
The Company’s outstanding share-based awards consist mainly of nonqualified stock options, stock-settled stock appreciation rights (SARs) and restricted stock and restricted stock units (collectively, restricted shares).
Stock Options and SARs
Stock option and SAR activity for the three months ended March 31, 2015 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	33	$53
Granted	8	109
Exercised	(4)	52
Outstanding at end of period	37	66	6.3	$1,959
Exercisable at end of period	19	47	3.8	1,368
Vested and expected to vest, end of period	36	65	6.2	1,920

Restricted Shares
Restricted share activity for the three months ended March 31, 2015 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$61
Granted	2	109
Vested	(4)	57
Nonvested at end of period	7	78
Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended March 31,
	2015	2014
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$23	$22
Total intrinsic value of stock options and SARs exercised	221	212
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	109	70
Total fair value of restricted shares vested	395	414
Share-Based Compensation Items
Share-based compensation expense, before tax	125	105
Share-based compensation expense, net of tax effects	101	86
Income tax benefit realized from share-based award exercises	138	119

(in millions, except years)	March 31, 2015
Unrecognized compensation expense related to share awards	$618
Weighted-average years to recognize compensation expense	1.1
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.6%	1.7%
Expected volatility	24.1%	39.6%
Expected dividend yield	1.4%	1.6%
Forfeiture rate	5.0%	5.0%
Expected life in years	6.1	5.4

9.	Commitments and Contingencies
Pending Acquisition
In March 2015, the Company entered into an agreement to acquire Catamaran. Catamaran offers retail pharmacy network management, mail service pharmacy, pharmacy claims management and patient-centric specialty pharmacy services to a broad client portfolio, including health plans and employers, serving 35 million people and provides health care information technology solutions to the pharmacy benefits management industry. The Company will acquire for $12.8 billion in cash all of Catamaran’s outstanding common stock and assume Catamaran’s outstanding debt, net of acquired cash. The transaction is expected to close during the fourth quarter of 2015, subject to Catamaran shareholder approval, regulatory approvals and other customary closing conditions.

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
Guaranty Fund Assessments
Under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. In December 2014, the court set a hearing for July 2015 to consider the latest proposed rehabilitation plan.
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

10.	Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company's 2014 10-K.
The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2015
Revenues - external customers:
Premiums	$30,905	$769	$—	$—	$—	$769	$—	$31,674
Services	1,603	521	559	23	—	1,103	—	2,706
Products	—	5	20	1,205	—	1,230	—	1,230
Total revenues - external customers	32,508	1,295	579	1,228	—	3,102	—	35,610
Total revenues - intersegment	—	1,963	811	7,067	(159)	9,682	(9,682)	—
Investment and other income	115	31	—	—	—	31	—	146
Total revenues	$32,623	$3,289	$1,390	$8,295	$(159)	$12,815	$(9,682)	$35,756
Earnings from operations	$1,898	$234	$222	$286	$—	$742	$—	$2,640
Interest expense	—	—	—	—	—	—	(150)	(150)
Earnings before income taxes	$1,898	$234	$222	$286	$—	$742	$(150)	$2,490
Three Months Ended March 31, 2014
Revenues - external customers:
Premiums	$27,511	$604	$—	$—	$—	$604	$—	$28,115
Services	1,586	263	525	30	—	818	—	2,404
Products	1	7	26	964	—	997	—	998
Total revenues - external customers	29,098	874	551	994	—	2,419	—	31,517
Total revenues - intersegment	—	1,671	696	6,464	(115)	8,716	(8,716)	—
Investment and other income	156	35	—	—	—	35	—	191
Total revenues	$29,254	$2,580	$1,247	$7,458	$(115)	$11,170	$(8,716)	$31,708
Earnings from operations	$1,404	$211	$197	$242	$—	$650	$—	$2,054
Interest expense	—	—	—	—	—	—	(160)	(160)
Earnings before income taxes	$1,404	$211	$197	$242	$—	$650	$(160)	$1,894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and Notes and with our 2014 10-K, including the Consolidated Financial Statements and Notes in Part II, Item 8, “Financial Statements” in that report. Unless the context indicates otherwise, references to the terms “UnitedHealth Group,” “we,” “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to UnitedHealth Group Incorporated and its consolidated subsidiaries.

Readers are cautioned that the statements, estimates, projections or outlook contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including discussions regarding financial prospects, economic conditions, trends and uncertainties contained in this Item 2, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed or implied in the forward-looking statements. A description of some of the risks and uncertainties is set forth in Part I, Item 1A, “Risk Factors” in our 2014 10-K and in the discussion below.
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
Further information on our business is included in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K and additional information on our segments can be found in this Item 2 and in Note 10 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Pricing Trends. To price our health care benefit products, we start with our view of expected future costs. We frequently evaluate and adjust our approach in each of the local markets we serve, considering all relevant factors, such as product positioning, price competitiveness and environmental, competitive, legislative and regulatory considerations. Our review of regulatory considerations involves a focus on minimum loss ratio (MLR) thresholds and the risk adjustment, risk corridor and reinsurance provisions that impact the small group and individual markets. We will continue seeking to balance growth and profitability across all of these dimensions.
We continue to be under pressure from ongoing market competition in commercial products and from government payment rates. The intensity of commercial pricing competition depends on local market conditions and competitive dynamics. Annual commercial premium rate increases are subject to federal and state review and approval procedures. The Medicare Advantage rate structure is changing and funding has been cut in recent years, with additional reductions taking effect in 2015, as discussed below in “Regulatory Trends and Uncertainties.” Although we expect continued Medicaid revenue increases due to anticipated growth in the number of people served through our offerings, the reimbursement rate environment creates the risk of downward pressure on Medicaid net margin percentages.
Medical Cost Trends. Our medical cost trends are primarily related to changes in unit costs, health system utilization and prescription drug costs. Although Health Reform Legislation and prescription drug utilization, particularly use of new specialty medications, have exerted upward pressure on medical cost trends, our medical cost management strategies have had a moderating impact on utilization trends in recent years.
Regulatory Trends and Uncertainties
Following is a summary of management’s view of the trends and uncertainties related to some of the key provisions of Health Reform Legislation and other regulatory items. For additional information regarding Health Reform Legislation and regulatory trends and uncertainties, see Part I, Item 1, “Business - Government Regulation”, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K.
Medicare Advantage Rates. Medicare Advantage rates have been cut over the last several years, with additional funding reductions to be phased-in through 2017. The impact of these cuts to our 2015 Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements for those care providers with rates indexed to Medicare Advantage revenues or Medicare fee-for-service reimbursement rates. These factors affected our plan benefit designs, market participation, growth prospects and earnings expectations for our Medicare Advantage plans this year.
The 2016 Final Rate notice released by CMS in April 2015 provided some progress toward more stable program rates, with the industry seeing an average increase in funding of 125 basis points. However, these rates still trail the pace of the rising cost of medical care and create continued pressure on the Medicare Advantage program.
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The previous star bonus program, which paid bonuses to qualifying plans rated 3 stars or higher, expired after 2014. In 2015, quality bonus payments will be paid only to plans rated 4 stars and higher. For the 2015 star bonus payment year, 37% of our Medicare Advantage members are enrolled in plans rated 4 stars or higher. We are dedicating substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance in future years.
Health Insurance Industry Tax and Premium Stabilization Programs. Health Reform Legislation includes a Health Insurance Industry Tax levied on risk-based products proportionally across the industry. The industry-wide amount of the annual tax is $11.3 billion in 2015 and we expect that our proportionate share will be $1.8 billion. Health Reform Legislation also includes three programs designed to stabilize the health insurance markets. These programs encompass: a temporary reinsurance program; a temporary risk corridors program; and a permanent risk adjustment program. Of the $8 billion allocated for the reinsurance program in 2015, $6 billion will fund the reinsurance pool and $2 billion will fund the U.S. Treasury. While funding for the reinsurance program will come from all commercial lines of business, only market reform compliant individual business will be eligible for reinsurance recoveries.
For further detail on the Health Insurance Industry Tax and Premium Stabilization Programs, see Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements” in our 2014 10-K.
Exchanges and Coverage Expansion. We and our competitors are adapting product, network and marketing strategies across markets to anticipate new or expanding distribution channels, including public exchanges, private exchanges and off exchange purchasing. In 2015, we are participating in 23 individual public exchanges and in 12 small group public exchanges.

RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	2015 vs. 2014
Revenues:
Premiums	$31,674	$28,115	$3,559	13%
Services	2,706	2,404	302	13
Products	1,230	998	232	23
Investment and other income	146	191	(45)	(24)
Total revenues	35,756	31,708	4,048	13
Operating costs:
Medical costs	25,689	23,208	2,481	11
Operating costs	5,949	5,194	755	15
Cost of products sold	1,100	892	208	23
Depreciation and amortization	378	360	18	5
Total operating costs	33,116	29,654	3,462	12
Earnings from operations	2,640	2,054	586	29
Interest expense	(150)	(160)	(10)	(6)
Earnings before income taxes	2,490	1,894	596	31
Provision for income taxes	(1,077)	(795)	282	35
Net earnings	$1,413	$1,099	$314	29
Diluted earnings per share attributable to UnitedHealth Group common shareholders	$1.46	$1.10	$0.36	33%
Medical care ratio (a)	81.1%	82.5%	(1.4)%
Operating cost ratio	16.6	16.4	0.2
Operating margin	7.4	6.5	0.9
Tax rate	43.3	42.0	1.3
Net earnings margin	4.0	3.5	0.5
Return on equity (b)	17.6%	13.6%	4.0%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2015 year-over-year operating comparisons to first quarter 2014 and other 2015 significant items.

•	Consolidated revenues increased 13%, UnitedHealthcare revenues increased 12% and Optum revenues grew 15%.

•	UnitedHealthcare grew to serve an additional 1.6 million people domestically.

•	Earnings from operations increased 29%, including an increase of 35% at UnitedHealthcare and 14% at Optum.

•	Diluted earnings per share to UnitedHealth Group shareholders increased 33% to $1.46.

•	First quarter 2015 cash flows from operations were $2.3 billion an increase of 61%.

•
In March 2015, we announced our agreement to acquire Catamaran through the purchase of all of its outstanding common stock for cash. See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information about this transaction.

2015 RESULTS OF OPERATIONS COMPARED TO 2014 RESULTS
Consolidated Financial Results
Revenues
The increase in revenues during the three months ended March 31, 2015 was primarily driven by growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses.
Medical Costs and Medical Care Ratio
Medical costs during the three months ended March 31, 2015 increased due to risk-based membership growth in our benefits businesses. The medical care ratio for the three months ended March 31, 2015 decreased 140 basis points primarily due to premium increases to cover the 2015 step up in the Health Insurance Industry Tax and our performance in managing health care costs across our benefits businesses.
Operating Cost Ratio
The increase in our operating cost ratio during the three months ended March 31, 2015 was due to services business growth and acquisitions, which carry proportionately higher operating costs, partially offset by productivity and operating performance gains.
Reportable Segments
See Note 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014
Revenues
UnitedHealthcare	$32,623	$29,254	$3,369	12%
OptumHealth	3,289	2,580	709	27
OptumInsight	1,390	1,247	143	11
OptumRx	8,295	7,458	837	11
Optum eliminations	(159)	(115)	44	38
Optum	12,815	11,170	1,645	15
Eliminations	(9,682)	(8,716)	966	11
Consolidated revenues	$35,756	$31,708	$4,048	13%
Earnings from operations
UnitedHealthcare	$1,898	$1,404	$494	35%
OptumHealth	234	211	23	11
OptumInsight	222	197	25	13
OptumRx	286	242	44	18
Optum	742	650	92	14
Consolidated earnings from operations	$2,640	$2,054	$586	29%
Operating margin
UnitedHealthcare	5.8%	4.8%	1.0%
OptumHealth	7.1	8.2	(1.1)
OptumInsight	16.0	15.8	0.2
OptumRx	3.4	3.2	0.2
Optum	5.8	5.8	—
Consolidated operating margin	7.4%	6.5%	0.9%

UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014
UnitedHealthcare Employer & Individual	$11,423	$10,957	$466	4%
UnitedHealthcare Medicare & Retirement	12,781	11,502	1,279	11
UnitedHealthcare Community & State	6,905	5,174	1,731	33
UnitedHealthcare Global	1,514	1,621	(107)	(7)
Total UnitedHealthcare revenues	$32,623	$29,254	$3,369	12%
The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	March 31,		Increase/(Decrease)
(in thousands, except percentages)	2015	2014	2015 vs. 2014
Commercial risk-based	8,115	7,840	275	4%
Commercial fee-based, including TRICARE	21,315	21,270	45	—
Total commercial	29,430	29,110	320	1
Medicare Advantage	3,205	2,985	220	7
Medicaid	5,040	4,290	750	17
Medicare Supplement (Standardized)	3,930	3,625	305	8
Total public and senior	12,175	10,900	1,275	12
Total UnitedHealthcare - domestic medical	41,605	40,010	1,595	4
International	4,160	4,655	(495)	(11)
Total UnitedHealthcare - medical	45,765	44,665	1,100	2%
Supplemental Data:
Medicare Part D stand-alone	5,105	5,145	(40)	(1)%
The increase in commercial risk-based enrollment was a result of strong participation in UnitedHealthcare’s individual public exchange products and favorable annual renewal activity and new business wins in the employer group segment. Medicare Advantage participation increased year-over-year primarily due to growth in people served through employer-sponsored group Medicare Advantage plans. The Medicaid growth was driven by the combination of ACA Medicaid expansion, states launching new programs to complement established programs and growth in established programs, which was partially offset by a decrease of 175,000 people in one market, where an additional offering was introduced by the state in the first quarter of 2015. Medicare Supplement growth reflected strong customer retention and new sales. The number of people served internationally decreased year-over-year primarily due to pricing and underwriting disciplines in Brazil in response to regulatory actions.
UnitedHealthcare’s revenue growth during the three months ended March 31, 2015 was due to growth in the number of individuals served across its businesses and commercial price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings and operating margins for the three months ended March 31, 2015 increased year-over-year due to a combination of strong growth across the business along with improved medical cost management and increased productivity.
Optum
Total revenues increased for the three months ended March 31, 2015 as each reporting segment advanced revenues by a double-digit percentage as a result of the factors discussed below.
The increases in Optum’s earnings from operations for the three months ended March 31, 2015 were driven by revenue growth and increased productivity, partially offset by transaction costs at OptumRx.

The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth during the three months ended March 31, 2015 primarily due to growth in the number of patients served across its OptumCare health delivery businesses as well as the impact of 2014 acquisitions. The operating margin for the three months ended March 31, 2015 decreased from the prior year as overall business growth was offset by investments made to support future growth.
OptumInsight
Revenue and earnings from operations at OptumInsight for the three months ended March 31, 2015 increased primarily due to growth in technology and business operation services and the expansion and growth in care provider revenue management services.
OptumRx
OptumRx revenue, earnings from operations and operating margin for the three months ended March 31, 2015 increased due to an increase in prescription volume driven by serving an increasing number of people, partially offset by $42 million in transaction costs related to the pending acquisition of Catamaran. For more information about the Catamaran transaction, see Note 9 in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Our regulated subsidiaries generate significant cash flows from operations and are subject to financial regulations and standards in their respective jurisdictions. These standards, among other things, require these subsidiaries to maintain specified levels of statutory capital, as defined by each jurisdiction, and restrict the timing and amount of dividends and other distributions that may be paid to their parent companies. In the United States, these regulations and standards are generally consistent with model regulations established by the National Association of Insurance Commissioners. These standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally may be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
For the three months ended March 31, 2015, our U.S. regulated subsidiaries paid their parent companies dividends of $1.0 billion, and we had approximately $2.6 billion in ordinary dividend capacity remaining for the year.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2015	2014	2015 vs. 2014
Sources of cash:
Cash provided by operating activities	$2,269	$1,408	$861
Customer funds administered	1,049	818	231
Issuances of commercial paper and long-term debt, net of repayments	778	—	778
Proceeds from common stock issuances	192	216	(24)
Sales and maturities of investments, net of purchases	—	146	(146)
Total sources of cash	4,288	2,588
Uses of cash:
Common stock repurchases	(896)	(911)	15
Cash paid for acquisitions, net of cash assumed	(575)	(345)	(230)
Purchases of investments, net of sales and maturities	(545)	—	(545)
Purchases of property, equipment and capitalized software, net	(373)	(353)	(20)
Cash dividends paid	(357)	(276)	(81)
Repayment of long-term debt and commercial paper, net of issuances	—	(163)	163
Other	(302)	(308)	6
Total uses of cash	(3,048)	(2,356)
Effect of exchange rate changes on cash and cash equivalents	(85)	6	(91)
Net increase in cash and cash equivalents	$1,155	$238	$917
2015 Cash Flows Compared to 2014 Cash Flows
Cash flows provided by operating activities in 2015 increased primarily due to improvement in net earnings and growth in risk-based products, which increased medical costs payable, partially offset by the first quarter 2015 payment of reinsurance program fees.
Other significant changes in sources or uses of cash year-over-year included net debt issuances in 2015 compared to net repayments in 2014 and a change in investment activity to net purchases in 2015 compared to net sales in 2014.
Financial Condition
As of March 31, 2015, our cash, cash equivalent and available-for-sale investment balances of $29.3 billion included $8.7 billion of cash and cash equivalents (of which $574 million was available for general corporate use), $19.1 billion of debt securities and $1.5 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $388 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair values of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “AA” as of March 31, 2015. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

Capital Resources and Uses of Liquidity
In addition to cash flows from operations and cash and cash equivalent balances available for general corporate use, our capital resources and uses of liquidity are as follows:
Commercial Paper and Bank Credit Facilities. Our bank credit facilities provide liquidity support for our commercial paper borrowing program, which facilitates the private placement of unsecured debt through third-party broker-dealers, and are available for general corporate purposes. For more information on our commercial paper and bank credit facilities, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 36.6% as of March 31, 2015.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases.
Credit Ratings. Our credit ratings as of March 31, 2015, after the announcement of the pending Catamaran acquisition, were as follows:

	Moody’s		Standard & Poor’s		Fitch		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Negative	A+	Negative	A-	Negative Watch	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a
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
Share Repurchase Program. Under our Board of Directors’ authorization, we maintain a share repurchase program. The objectives of the share repurchase program are to optimize our capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including structured repurchase programs), subject to certain Board restrictions. In June 2014, our Board renewed our share repurchase program with an authorization to repurchase up to 100 million shares of our common stock. During the three months ended March 31, 2015, we repurchased 8 million shares at an average price of $111 per share. As of March 31, 2015, we had Board authorization to purchase up to an additional 63 million shares of our common stock. We expect moderated share repurchase activity for the remainder of 2015 due to the pending acquisition of Catamaran.
Dividends. In June 2014, our Board of Directors increased our quarterly cash dividend to shareholders to an annual dividend rate of $1.50 per share. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Catamaran Acquisition. In March 2015, we entered into an agreement to purchase all of Catamaran’s outstanding common stock for cash. The transaction is expected to close during the fourth quarter of 2015, subject to Catamaran shareholder approval, regulatory approvals and other customary closing conditions. We plan to pay for the acquisition from existing cash resources and the proceeds of new indebtedness. For more information about the Catamaran transaction, see Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014 was disclosed in our 2014 10-K. During the three months ended March 31, 2015, other than the pending Catamaran acquisition, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard using either the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In April 2015, the FASB announced its intention to delay ASU 2014-09 for one year and is expected to become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
We have determined that there have been no other recently issued, but not yet adopted, accounting standards that will have a material impact on our Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
In preparing our Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and consider known and projected trends. On an ongoing basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.
Our critical accounting estimates include medical costs payable, revenues, goodwill and intangible assets, investments, income taxes and contingent liabilities. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2014 10-K. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in our 2014 10-K.
FORWARD-LOOKING STATEMENTS
The statements, estimates, projections, guidance or outlook contained in this document include “forward-looking” statements within the meaning of the PSLRA. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “forecast,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends and involve risks and uncertainties. We caution that actual results could differ materially from those that management expects, depending on the outcome of certain factors.
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions regulations affecting the health care industry; assessments for insolvent payers under state guaranty fund laws; our ability to achieve improvement in CMS star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in risk adjustment data validation audits, payment adjustment methodology or the CMS star ratings program; our participation in federal and state health insurance exchanges which entail uncertainties associated with mix and volume of business; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations;

regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including our pending acquisition of Catamaran; fluctuations in foreign currency exchange rates on our reported shareholders equity and results of operations; downgrades in our credit ratings; adverse economic conditions, including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our other periodic and current filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any or all forward-looking statements we make may turn out to be wrong, and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this document or any of our prior communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are exposures to changes in interest rates that impact our investment income and interest expense and the fair value of certain of our fixed-rate investments and debt, as well as foreign currency exchange rate risk of the U.S. dollar primarily to the Brazilian real.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of March 31, 2015 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	March 31, 2015
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$212	$268	$(1,376)	$(1,927)
1	106	134	(692)	(1,059)
(1)	(60)	(24)	642	1,296
(2)	nm	nm	1,006	2,891
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of March 31, 2015, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of March 31, 2015, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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

An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of March 31, 2015, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $360 million and $790 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 9 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2014 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
There have been no material changes to the risk factors disclosed in our 2014 10-K.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
First Quarter 2015

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
January 31, 2015	2	$102	2	69
February 28, 2015	2	111	2	68
March 31, 2015	4	115	4	63
Total	8	$111	8

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

2.1
Arrangement Agreement, dated as of March 29, 2015, among UnitedHealth Group Incorporated, 1031387 B.C. Unlimited Liability Company and Catamaran Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2015)

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

*10.1	Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann
*10.2	Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	May 6, 2015
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	Dated:	May 6, 2015
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	May 6, 2015
Eric S. Rangen

EXHIBIT INDEX**

The following exhibits are filed in response to Item 601 of Regulation S-K.

2.1
Arrangement Agreement, dated as of March 29, 2015, among UnitedHealth Group Incorporated, 1031387 B.C. Unlimited Liability Company and Catamaran Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2015)

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

*10.1	Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and David Wichmann
*10.2	Amended and Restated Employment Agreement, effective as of December 1, 2014, between United HealthCare Services, Inc. and Larry Renfro
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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