Form 10-Q
period 2015-06-30
UNITEDHEALTH GROUP INC
filed 2015-07-29
CIK 731766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission file number: 1-10864
__________________________________________________________

UnitedHealth Group Incorporated
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware	41-1321939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UnitedHealth Group Center 9900 Bren Road East Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)
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

As of July 24, 2015, there were 953,562,580 shares of the registrant’s Common Stock, $.01 par value per share, issued and outstanding.

UNITEDHEALTH GROUP

PART I
ITEM 1.    FINANCIAL STATEMENTS
UnitedHealth Group
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,887	$7,495
Short-term investments	1,915	1,741
Accounts receivable, net	6,034	4,252
Other current receivables, net	6,160	5,498
Assets under management	2,863	2,962
Deferred income taxes	514	556
Prepaid expenses and other current assets	2,193	1,052
Total current assets	27,566	23,556
Long-term investments	18,996	18,827
Property, equipment and capitalized software, net	4,473	4,418
Goodwill	34,154	32,940
Other intangible assets, net	3,316	3,669
Other assets	2,918	2,972
Total assets	$91,423	$86,382
Liabilities and shareholders’ equity
Current liabilities:
Medical costs payable	$13,867	$12,040
Accounts payable and accrued liabilities	10,901	9,247
Other policy liabilities	6,772	5,965
Commercial paper and current maturities of long-term debt	2,693	1,399
Unearned revenues	1,508	1,972
Total current liabilities	35,741	30,623
Long-term debt, less current maturities	15,378	16,007
Future policy benefits	2,491	2,488
Deferred income taxes	1,877	2,065
Other liabilities	1,301	1,357
Total liabilities	56,788	52,540
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	1,615	1,388
Shareholders’ equity:
Preferred stock, $0.001 par value - 10 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value - 3,000 shares authorized; 952 and 954 issued and outstanding	10	10
Additional paid in capital	55	—
Retained earnings	35,262	33,836
Accumulated other comprehensive loss	(2,307)	(1,392)
Total shareholders’ equity	33,020	32,454
Total liabilities and shareholders’ equity	$91,423	$86,382
See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenues:
Premiums	$31,961	$28,840	$63,635	$56,955
Services	2,865	2,447	5,571	4,851
Products	1,223	1,037	2,453	2,035
Investment and other income	214	250	360	441
Total revenues	36,263	32,574	72,019	64,282
Operating costs:
Medical costs	26,026	23,523	51,715	46,731
Operating costs	5,852	5,206	11,801	10,400
Cost of products sold	1,111	929	2,211	1,821
Depreciation and amortization	379	364	757	724
Total operating costs	33,368	30,022	66,484	59,676
Earnings from operations	2,895	2,552	5,535	4,606
Interest expense	(151)	(155)	(301)	(315)
Earnings before income taxes	2,744	2,397	5,234	4,291
Provision for income taxes	(1,159)	(989)	(2,236)	(1,784)
Net earnings	$1,585	$1,408	$2,998	$2,507
Earnings per common share:
Basic	$1.66	$1.44	$3.15	$2.56
Diluted	$1.64	$1.42	$3.10	$2.52
Basic weighted-average number of common shares outstanding	952	979	953	981
Dilutive effect of common share equivalents	14	12	14	13
Diluted weighted-average number of common shares outstanding	966	991	967	994
Anti-dilutive shares excluded from the calculation of dilutive effect of common share equivalents	8	8	8	9
Cash dividends declared per common share	$0.5000	$0.3750	$0.8750	$0.6550

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net earnings	$1,585	$1,408	$2,998	$2,507
Other comprehensive (loss) income:
Gross unrealized (losses) gains on investment securities during the period	(222)	314	(117)	480
Income tax effect	80	(114)	43	(175)
Total unrealized (losses) gains, net of tax	(142)	200	(74)	305
Gross reclassification adjustment for net realized gains included in net earnings	(68)	(107)	(71)	(153)
Income tax effect	25	39	26	56
Total reclassification adjustment, net of tax	(43)	(68)	(45)	(97)
Total foreign currency translation gains (losses)	163	151	(796)	410
Other comprehensive (loss) income	(22)	283	(915)	618
Comprehensive income	$1,563	$1,691	$2,083	$3,125

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income		Total Shareholders’ Equity
(in millions)	Shares	Amount			Net Unrealized Gains (Losses) on Investments	Foreign Currency Translation (Losses) Gains
Balance at January 1, 2015	954	$10	$—	$33,836	$223	$(1,615)	$32,454
Net earnings				2,998			2,998
Other comprehensive loss					(119)	(796)	(915)
Issuances of common shares, and related tax effects	7	—	23				23
Share-based compensation, and related tax benefits			319				319
Noncontrolling interests fair value and other adjustments			(73)				(73)
Common share repurchases	(9)	—	(214)	(739)			(953)
Cash dividends paid on common shares				(833)			(833)
Balance at June 30, 2015	952	$10	$55	$35,262	$104	$(2,411)	$33,020

Balance at January 1, 2014	988	$10	$—	$33,047	$54	$(962)	$32,149
Net earnings				2,507			2,507
Other comprehensive income					208	410	618
Issuances of common shares, and related tax effects	10	—	23				23
Share-based compensation, and related tax benefits			217				217
Common share repurchases	(25)	—	(240)	(1,697)			(1,937)
Cash dividends paid on common shares				(642)			(642)
Balance at June 30, 2014	973	$10	$—	$33,215	$262	$(552)	$32,935

See Notes to the Condensed Consolidated Financial Statements

UnitedHealth Group
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Operating activities
Net earnings	$2,998	$2,507
Noncash items:
Depreciation and amortization	757	724
Deferred income taxes	(30)	(16)
Share-based compensation	211	188
Other, net	(160)	(148)
Net change in other operating items, net of effects from acquisitions and changes in AARP balances:
Accounts receivable	(1,725)	(2,131)
Other assets	(2,178)	(1,135)
Medical costs payable	1,988	560
Accounts payable and other liabilities	1,809	2,219
Other policy liabilities	208	(218)
Unearned revenues	(446)	(128)
Cash flows from operating activities	3,432	2,422
Investing activities
Purchases of investments	(4,286)	(5,477)
Sales of investments	2,260	4,393
Maturities of investments	1,622	1,544
Cash paid for acquisitions, net of cash assumed	(1,778)	(523)
Purchases of property, equipment and capitalized software	(716)	(716)
Other, net	48	(99)
Cash flows used for investing activities	(2,850)	(878)
Financing activities
Common stock repurchases	(953)	(1,937)
Cash dividends paid	(833)	(642)
Proceeds from common stock issuances	242	267
Repayments of long-term debt	(416)	(172)
Proceeds from (repayments of) commercial paper, net	1,086	(101)
Customer funds administered	941	333
Other, net	(188)	(170)
Cash flows used for financing activities	(121)	(2,422)
Effect of exchange rate changes on cash and cash equivalents	(69)	14
Increase (decrease) in cash and cash equivalents	392	(864)
Cash and cash equivalents, beginning of period	7,495	7,276
Cash and cash equivalents, end of period	$7,887	$6,412

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
Subsequent Events
On July 1, 2015, UnitedHealth Group Incorporated changed its state of incorporation from Minnesota to Delaware pursuant to a plan of conversion. The reincorporation was approved by the Company’s shareholders at its 2015 Annual Meeting of Shareholders held on June 1, 2015. Upon reincorporation, the affairs of UnitedHealth Group Incorporated became subject to the Delaware General Corporation Law, a new certificate of incorporation and new bylaws, and each previously outstanding share of UnitedHealth Group Incorporated’s common stock as a Minnesota corporation (UNH Minnesota) converted into an outstanding share of common stock of UnitedHealth Group Incorporated as a Delaware corporation after the reincorporation (UNH Delaware). The reincorporation was a tax-free reorganization under the U.S. Internal Revenue Code and did not affect the Company’s business operations.
On July 23, 2015, the Company acquired all of the outstanding common shares of Catamaran Corporation (Catamaran) for $12.9 billion in cash and funded Catamaran’s payoff of its outstanding debt and credit facility in connection with the closing. The Company drew its $1.5 billion delayed draw term loan and issued commercial paper and senior unsecured notes to fund the Company’s purchase of Catamaran; see Note 7 of Notes to the Condensed Consolidated Financial Statements for detail on the related July 2015 debt issuance. Catamaran offers retail pharmacy network management, mail service pharmacy, pharmacy claims management and patient-centric specialty pharmacy services to a broad client portfolio, including health plans and employers serving 35 million people, and provides health care information technology solutions to the pharmacy benefits management industry. This acquisition diversifies OptumRx’s customer and business mix, while accelerating its technology leadership and flexible service offerings. As the Catamaran acquisition occurred in the third quarter of 2015, it is not yet practicable to provide disclosures related to the purchase price allocation or pro forma information.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In July 2015, the FASB approved the deferral of ASU 2014-09 for one year and it is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its Condensed Consolidated Financial Statements.
2.Investments
A summary of short-term and long-term investments by major security type is as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,859	$6	$(4)	$1,861
State and municipal obligations	6,196	127	(17)	6,306
Corporate obligations	7,654	76	(31)	7,699
U.S. agency mortgage-backed securities	2,091	25	(14)	2,102
Non-U.S. agency mortgage-backed securities	837	8	(5)	840
Total debt securities - available-for-sale	18,637	242	(71)	18,808
Equity securities - available-for-sale	1,559	36	(38)	1,557
Debt securities - held-to-maturity:
U.S. government and agency obligations	182	3	—	185
State and municipal obligations	15	—	—	15
Corporate obligations	349	—	—	349
Total debt securities - held-to-maturity	546	3	—	549
Total investments	$20,742	$281	$(109)	$20,914
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$1,614	$7	$(1)	$1,620
State and municipal obligations	6,456	217	(5)	6,668
Corporate obligations	7,241	112	(26)	7,327
U.S. agency mortgage-backed securities	2,022	39	(5)	2,056
Non-U.S. agency mortgage-backed securities	872	12	(4)	880
Total debt securities - available-for-sale	18,205	387	(41)	18,551
Equity securities - available-for-sale	1,511	36	(25)	1,522
Debt securities - held-to-maturity:
U.S. government and agency obligations	178	2	—	180
State and municipal obligations	19	—	—	19
Corporate obligations	298	—	—	298
Total debt securities - held-to-maturity	495	2	—	497
Total investments	$20,211	$425	$(66)	$20,570

The amortized cost and fair value of available-for-sale debt securities as of June 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,010	$2,014
Due after one year through five years	6,943	7,009
Due after five years through ten years	5,016	5,067
Due after ten years	1,740	1,776
U.S. agency mortgage-backed securities	2,091	2,102
Non-U.S. agency mortgage-backed securities	837	840
Total debt securities - available-for-sale	$18,637	$18,808
The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$126	$126
Due after one year through five years	204	205
Due after five years through ten years	106	107
Due after ten years	110	111
Total debt securities - held-to-maturity	$546	$549
The fair value of available-for-sale investments with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
Debt securities - available-for-sale:
U.S. government and agency obligations	$529	$(4)	$—	$—	$529	$(4)
State and municipal obligations	1,561	(16)	22	(1)	1,583	(17)
Corporate obligations	3,126	(27)	229	(4)	3,355	(31)
U.S. agency mortgage-backed securities	752	(10)	126	(4)	878	(14)
Non-U.S. agency mortgage-backed securities	364	(4)	77	(1)	441	(5)
Total debt securities - available-for-sale	$6,332	$(61)	$454	$(10)	$6,786	$(71)
Equity securities - available-for-sale	$148	$(9)	$82	$(29)	$230	$(38)
December 31, 2014
Debt securities - available-for-sale:
U.S. government and agency obligations	$420	$(1)	$—	$—	$420	$(1)
State and municipal obligations	711	(4)	99	(1)	810	(5)
Corporate obligations	2,595	(17)	464	(9)	3,059	(26)
U.S. agency mortgage-backed securities	—	—	272	(5)	272	(5)
Non-U.S. agency mortgage-backed securities	254	(2)	114	(2)	368	(4)
Total debt securities - available-for-sale	$3,980	$(24)	$949	$(17)	$4,929	$(41)
Equity securities - available-for-sale	$107	$(6)	$88	$(19)	$195	$(25)
The Company’s unrealized losses from all securities as of June 30, 2015 were generated from approximately 7,100 positions out of a total of 23,000 positions. The Company believes that it will collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. The unrealized losses were primarily caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment (OTTI). As of June 30, 2015, the Company did not have the intent to sell any of the securities in an unrealized loss position. Therefore, the Company believes these losses to be temporary.
The Company’s investments in equity securities consist of investments in Brazilian real denominated fixed-income funds, employee savings plan related investments, venture capital funds, and dividend paying stocks. The Company evaluated its investments in equity securities for severity and duration of unrealized loss, overall market volatility and other market factors.
Net realized gains reclassified out of accumulated other comprehensive income were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total OTTI	$(3)	$(4)	$(4)	$(7)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net OTTI recognized in earnings	(3)	(4)	(4)	(7)
Gross realized losses from sales	(5)	(29)	(11)	(39)
Gross realized gains from sales	76	140	86	199
Net realized gains (included in investment and other income on the Condensed Consolidated Statements of Operations)	68	107	71	153
Income tax effect (included in provision for income taxes on the Condensed Consolidated Statements of Operations)	(25)	(39)	(26)	(56)
Realized gains, net of taxes	$43	$68	$45	$97

3.	Fair Value
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

The following table presents a summary of fair value measurements by level and carrying values for items measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets excluding assets and liabilities, related to a Supplemental Health Insurance Program (AARP Program), which are presented in a separate table below:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair and Carrying Value
June 30, 2015
Cash and cash equivalents	$7,754	$133	$—	$7,887
Debt securities - available-for-sale:
U.S. government and agency obligations	1,650	211	—	1,861
State and municipal obligations	—	6,306	—	6,306
Corporate obligations	12	7,609	78	7,699
U.S. agency mortgage-backed securities	—	2,102	—	2,102
Non-U.S. agency mortgage-backed securities	—	834	6	840
Total debt securities - available-for-sale	1,662	17,062	84	18,808
Equity securities - available-for-sale	1,226	12	319	1,557
Interest rate swap assets	—	54	—	54
Total assets at fair value	$10,642	$17,261	$403	$28,306
Percentage of total assets at fair value	38%	61%	1%	100%
Interest rate swap liabilities	$—	$33	$—	$33
December 31, 2014
Cash and cash equivalents	$7,472	$23	$—	$7,495
Debt securities - available-for-sale:
U.S. government and agency obligations	1,427	193	—	1,620
State and municipal obligations	—	6,668	—	6,668
Corporate obligations	2	7,257	68	7,327
U.S. agency mortgage-backed securities	—	2,056	—	2,056
Non-U.S. agency mortgage-backed securities	—	874	6	880
Total debt securities - available-for-sale	1,429	17,048	74	18,551
Equity securities - available-for-sale	1,200	12	310	1,522
Interest rate swap assets	—	62	—	62
Total assets at fair value	$10,101	$17,145	$384	$27,630
Percentage of total assets at fair value	37%	62%	1%	100%
Interest rate swap liabilities	$—	$55	$—	$55
Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the six months ended June 30, 2015 or 2014.

The following table presents a summary of fair value measurements by level and carrying values for certain financial instruments not measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2015
Debt securities - held-to-maturity:
U.S. government and agency obligations	$185	$—	$—	$185	$182
State and municipal obligations	—	—	15	15	15
Corporate obligations	92	10	247	349	349
Total debt securities - held-to-maturity	$277	$10	$262	$549	$546
Other assets	$—	$473	$—	$473	$472
Long-term debt and other financing obligations	$—	$17,755	$—	$17,755	$16,664
December 31, 2014
Debt securities - held-to-maturity:
U.S. government and agency obligations	$180	$—	$—	$180	$178
State and municipal obligations	—	—	19	19	19
Corporate obligations	46	10	242	298	298
Total debt securities - held-to-maturity	$226	$10	$261	$497	$495
Other assets	$—	$478	$—	$478	$484
Long-term debt and other financing obligations	$—	$18,863	$—	$18,863	$17,085
Nonfinancial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when the Company records an impairment. There were no significant fair value adjustments for these assets and liabilities recorded during the six months ended June 30, 2015 or 2014.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for other current financial assets and liabilities approximate fair value because of their short-term nature. These assets and liabilities are not listed in the table above.
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended			Six Months Ended
(in millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
June 30, 2015
Balance at beginning of period	$79	$309	$388	$74	$310	$384
Purchases	6	10	16	10	14	24
Sales	(2)	(13)	(15)	(2)	(14)	(16)
Net unrealized gains (losses) in accumulated other comprehensive income	1	—	1	2	(5)	(3)
Net realized gains in investment and other income	—	13	13	—	14	14
Balance at end of period	$84	$319	$403	$84	$319	$403

June 30, 2014
Balance at beginning of period	$46	$313	$359	$42	$269	$311
Purchases	10	6	16	13	50	63
Sales	—	(147)	(147)	—	(151)	(151)
Net unrealized gains in accumulated other comprehensive income	1	6	7	2	10	12
Net realized gains in investment and other income	—	124	124	—	124	124
Balance at end of period	$57	$302	$359	$57	$302	$359

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Low	High
June 30, 2015
Equity securities - available-for-sale
Venture capital portfolios	$268	Market approach - comparable companies	Revenue multiple	1.0	5.0
			EBITDA multiple	8.0	10.0
	51	Market approach - recent transactions	Inactive market transactions	N/A	N/A
Total equity securities available-for-sale	$319
Also included in the Company’s assets measured at fair value on a recurring basis using Level 3 inputs were $84 million of available-for-sale debt securities as of June 30, 2015, which were not significant.
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

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair and Carrying Value
June 30, 2015
Cash and cash equivalents	$205	$—	$205
Debt securities:
U.S. government and agency obligations	431	164	595
State and municipal obligations	—	96	96
Corporate obligations	—	1,287	1,287
U.S. agency mortgage-backed securities	—	400	400
Non-U.S. agency mortgage-backed securities	—	195	195
Total debt securities	431	2,142	2,573
Other investments	—	85	85
Total assets at fair value	$636	$2,227	$2,863
Other liabilities	$4	$6	$10
December 31, 2014
Cash and cash equivalents	$415	$—	$415
Debt securities:
U.S. government and agency obligations	409	245	654
State and municipal obligations	—	95	95
Corporate obligations	—	1,200	1,200
U.S. agency mortgage-backed securities	—	340	340
Non-U.S. agency mortgage-backed securities	—	177	177
Total debt securities	409	2,057	2,466
Other investments	—	81	81
Total assets at fair value	$824	$2,138	$2,962
Other liabilities	$5	$13	$18

4.	Medicare Part D Pharmacy Benefits
The Condensed Consolidated Balance Sheets include the following amounts associated with the Medicare Part D program:

	June 30, 2015			December 31, 2014
(in millions)	Subsidies	Drug Discount	Risk-Share	Subsidies	Drug Discount	Risk-Share
Other current receivables	$1,776	$266	$20	$1,801	$719	$20
Other policy liabilities	—	164	—	—	302	—
See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on Medicare Part D.

5.	Medical Costs Reserve Development
The following table provides details of the Company's medical cost reserve development:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Related to Prior Years	$(10)	$40	$130	$260
Related to Current Year	100	90	N/A	N/A
In the three and six months ended June 30, 2015 and 2014, the medical cost reserve development was driven by a number of individual factors that were not material.

6.	Health Insurance Industry Tax
The Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (together, Health Reform Legislation) includes an annual, nondeductible insurance industry tax (Health Insurance Industry Tax). As of June 30, 2015, the liability recorded in accounts payable and accrued liabilities related to the Health Insurance Industry Tax was $1.8 billion. The corresponding deferred cost recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets was $900 million. There was no liability or asset related to the Health Insurance Industry Tax recorded as of December 31, 2014 as the Health Insurance Industry Tax was paid in September 2014 and the asset was fully expensed by year end. See Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company’s 2014 10-K for further detail on the Health Insurance Industry Tax.

7.     Commercial Paper and Long-Term Debt
Commercial paper and senior unsecured long-term debt consisted of the following:

	June 30, 2015			December 31, 2014
(in millions, except percentages)	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Commercial paper	$1,407	$1,407	$1,407	$321	$321	$321
4.875% notes due March 2015 (a)	—	—	—	416	419	419
0.850% notes due October 2015 (a)	625	625	625	625	625	627
5.375% notes due March 2016 (a)	601	614	620	601	623	634
1.875% notes due November 2016 (a)	400	399	405	400	397	406
5.360% notes due November 2016	95	95	101	95	95	103
6.000% notes due June 2017 (a)	441	463	480	441	466	489
1.400% notes due October 2017 (a)	625	621	626	625	616	624
6.000% notes due November 2017 (a)	156	163	174	156	164	175
1.400% notes due December 2017 (a)	750	750	749	750	745	749
6.000% notes due February 2018 (a)	1,100	1,111	1,223	1,100	1,106	1,238
1.625% notes due March 2019 (a)	500	499	494	500	496	493
2.300% notes due December 2019 (a)	500	499	501	500	496	502
3.875% notes due October 2020 (a)	450	451	481	450	450	477
4.700% notes due February 2021 (a)	400	413	441	400	413	450
3.375% notes due November 2021 (a)	500	495	514	500	496	519
2.875% notes due December 2021 (a)	750	747	750	750	748	759
2.875% notes due March 2022 (a)	1,100	1,043	1,068	1,100	1,042	1,104
0.000% notes due November 2022	15	10	11	15	10	11
2.750% notes due February 2023 (a)	625	602	598	625	604	613
2.875% notes due March 2023 (a)	750	771	722	750	777	745
5.800% notes due March 2036	850	845	988	850	845	1,052
6.500% notes due June 2037	500	495	631	500	495	670
6.625% notes due November 2037	650	646	833	650	646	888
6.875% notes due February 2038	1,100	1,085	1,447	1,100	1,085	1,544
5.700% notes due October 2040	300	298	351	300	298	378
5.950% notes due February 2041	350	348	417	350	348	455
4.625% notes due November 2041	600	593	599	600	593	646
4.375% notes due March 2042	502	486	487	502	486	536
3.950% notes due October 2042	625	612	565	625	611	621
4.250% notes due March 2043	750	740	709	750	740	786
Total commercial paper and long-term debt	$18,017	$17,926	$19,017	$17,347	$17,256	$19,034

(a)	Fixed-rate debt instruments hedged with interest rate swap contracts. See below for more information on the Company’s interest rate swaps.
The Company’s long-term debt obligations also included $145 million and $150 million of other financing obligations, of which $47 million and $34 million were current as of June 30, 2015 and December 31, 2014, respectively.
Commercial Paper and Bank Credit Facilities
Commercial paper consists of short-duration, senior unsecured debt privately placed on a discount basis through broker-dealers. As of June 30, 2015, the Company’s outstanding commercial paper had a weighted-average annual interest rate of 0.3%.
The Company has $3.0 billion five-year and $1.0 billion 364-day revolving bank credit facilities with 23 banks, which mature in November 2019 and November 2015, respectively. The Company also has a $2.0 billion 364-day revolving bank credit facility with 22 banks maturing in April 2016. These facilities provide liquidity support for the Company’s commercial paper program and are available for general corporate purposes. In addition, the Company has a $1.5 billion delayed draw term loan to fund the Catamaran acquisition. As of June 30, 2015, no amounts had been drawn on any of the bank credit facilities or the term loan. The annual interest rates, which are variable based on term, are calculated based on the London Interbank Offered Rate (LIBOR) plus a credit spread based on the Company’s senior unsecured credit ratings. If amounts had been drawn on the bank credit facilities and the term loan as of June 30, 2015, annual interest rates would have ranged from 1.0% to 1.3%.

July 2015 Debt Issuance
In July 2015, the Company issued commercial paper and senior unsecured notes and drew on its delayed draw term loan. The proceeds of these debt issuances were used to fund the Catamaran acquisition. For more detail on the Catamaran acquisition see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

(in millions, except percentages)	Par Value
Floating rate notes due January 2017	$750
1.450% notes due July 2017	750
1.900% notes due July 2018	1,500
2.700% notes due July 2020	1,500
3.350% notes due July 2022	1,000
3.750% notes due July 2025	2,000
4.625% notes due July 2035	1,000
4.750% notes due July 2045	2,000
Total July 2015 Issuance	$10,500
Delayed draw term loan	$1,500
Commercial paper	$2,400
Debt Covenants
The Company’s bank credit facilities contain various covenants including requiring the Company to maintain a debt to debt-plus-equity ratio of not more than 50%. The Company was in compliance with its debt covenants as of June 30, 2015.
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

Type of Fair Value Hedge	Notional Amount	Fair Value	Balance Sheet Location
	(in billions)	(in millions)
June 30, 2015
Interest rate swap contracts	$10.3	54	Other assets
		33	Other liabilities

December 31, 2014
Interest rate swap contracts	$10.7	$62	Other assets
		55	Other liabilities
The following table provides a summary of the effect of changes in fair value of fair value hedges on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Hedge - interest rate swap (loss) gain recognized in interest expense	$(208)	$67	$14	$133
Hedged item - long-term debt gain (loss) recognized in interest expense	208	(67)	(14)	(133)
Net impact on the Company’s Condensed Consolidated Statements of Operations	$—	$—	$—	$—

8.	Shareholders' Equity
Share Repurchase Program
Under its Board of Directors’ authorization, the Company maintains a share repurchase program. The objectives of the share repurchase program are to optimize the Company’s capital structure and cost of capital, thereby improving returns to shareholders, as well as to offset the dilutive impact of share-based awards. Repurchases may be made from time to time in open market purchases or other types of transactions (including prepaid or structured repurchase programs), subject to certain Board restrictions. During the six months ended June 30, 2015, the Company repurchased 9 million shares at an average price of $111.56 per share and an aggregate cost of $953 million. As of June 30, 2015, the Company had Board authorization to purchase up to 63 million shares of its common stock.
Dividends
In June 2015, the Company’s Board of Directors increased the Company’s quarterly cash dividend to shareholders to equal an annual dividend rate of $2.00 per share compared to the annual dividend rate of $1.50 per share, which the Company had paid since June 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The following table provides details of the Company’s 2015 dividend payments:

Payment Date	Amount per Share	Total Amount Paid
		(in millions)
March 24, 2015	$0.3750	$357
June 24, 2015	0.5000	476

9.	Share-Based Compensation
In June 2015, the Company’s shareholders approved an amendment to the 2011 Stock Incentive Plan (Plan). The approved amendment increased the number of shares authorized for issuance under the Plan by 70 million and removed the limit in the Plan for shares other than options and stock-settled stock appreciation rights (SARs) that can be awarded. The Company’s outstanding share-based awards consist mainly of nonqualified stock options, SARs and restricted stock and restricted stock units (collectively, restricted shares). As of June 30, 2015, the Company had 85 million shares available for future grants of share-based awards under its share-based compensation plan.
Stock Options and SARs
Stock option and SAR activity for the six months ended June 30, 2015 is summarized in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at beginning of period	33	$53
Granted	8	109
Exercised	(6)	52
Outstanding at end of period	35	66	6.2	$1,971
Exercisable at end of period	18	47	3.7	1,335
Vested and expected to vest, end of period	34	66	6.1	1,933
Restricted Shares
Restricted share activity for the six months ended June 30, 2015 is summarized in the table below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	9	$61
Granted	2	109
Vested	(4)	57
Nonvested at end of period	7	79

Other Share-Based Compensation Data

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options and SARs
Weighted-average grant date fair value of shares granted, per share	$21	$19	$23	$22
Total intrinsic value of stock options and SARs exercised	107	74	328	286
Restricted Shares
Weighted-average grant date fair value of shares granted, per share	118	80	109	70
Total fair value of restricted shares vested	12	9	407	423
Share-Based Compensation Items
Share-based compensation expense, before tax	86	83	211	188
Share-based compensation expense, net of tax effects	76	71	177	157
Income tax benefit realized from share-based award exercises	36	24	174	143

(in millions, except years)	June 30, 2015
Unrecognized compensation expense related to share awards	$551
Weighted-average years to recognize compensation expense	1.4
Share-Based Compensation Recognition and Estimates
The principal assumptions the Company used in calculating grant-date fair value for stock options and SARs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.7%	1.8%	1.6% - 1.7%	1.7% - 1.8%
Expected volatility	22.5%	31.7%	22.5% - 24.1%	31.7% - 39.6%
Expected dividend yield	1.7%	1.9%	1.4% - 1.7%	1.6% - 1.9%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected life in years	5.6	5.4	5.6 - 6.1	5.4

10.	Commitments and Contingencies
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
Government Investigations, Audits and Reviews
The Company has been involved or is currently involved in various governmental investigations, audits and reviews. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the Brazilian national regulatory agency for private health insurance and plans (the Agência Nacional de Saúde Suplementar), state attorneys general, the Office of the Inspector General, the Office of Personnel Management, the Office of Civil Rights, the Government Accountability Office, the Federal Trade Commission, U.S. Congressional committees, the U.S. Department of Justice, the SEC, the Internal Revenue Service, the U.S. Drug Enforcement Administration, the Brazilian federal revenue service (the Secretaria da Receita Federal), the U.S. Department of Labor, the Federal Deposit Insurance Corporation, the Defense Contract Audit Agency and other governmental authorities. Certain of the Company’s businesses have been reviewed or are currently under review, including for, among other things, compliance with coding and other requirements under the Medicare risk-adjustment model.
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
Guaranty Fund Assessments
Under state guaranty fund laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies. In 2009, the Pennsylvania Insurance Commissioner placed long term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In 2012, the court denied the liquidation petition and ordered the Insurance Commissioner to submit a rehabilitation plan. The court held a hearing on July 13, 2015 to begin its consideration of the latest proposed rehabilitation plan.
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

11.	Segment Financial Information
The Company’s four reportable segments are UnitedHealthcare, OptumHealth, OptumInsight and OptumRx. For more information on the Company’s segments see Part I, Item I, “Business” and Note 13 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the Company's 2014 10-K.
The following table presents the reportable segment financial information:

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Three Months Ended June 30, 2015
Revenues - external customers:
Premiums	$31,186	$775	$—	$—	$—	$775	$—	$31,961
Services	1,715	579	542	29	—	1,150	—	2,865
Products	1	11	16	1,195	—	1,222	—	1,223
Total revenues - external customers	32,902	1,365	558	1,224	—	3,147	—	36,049
Total revenues - intersegment	—	2,031	851	7,688	(172)	10,398	(10,398)	—
Investment and other income	171	42	—	1	—	43	—	214
Total revenues	$33,073	$3,438	$1,409	$8,913	$(172)	$13,588	$(10,398)	$36,263
Earnings from operations	$2,031	$253	$271	$340	$—	$864	$—	$2,895
Interest expense	—	—	—	—	—	—	(151)	(151)
Earnings before income taxes	$2,031	$253	$271	$340	$—	$864	$(151)	$2,744
Three Months Ended June 30, 2014
Revenues - external customers:
Premiums	$28,213	$627	$—	$—	$—	$627	$—	$28,840
Services	1,646	242	532	27	—	801	—	2,447
Products	1	4	14	1,018	—	1,036	—	1,037
Total revenues - external customers	29,860	873	546	1,045	—	2,464	—	32,324
Total revenues - intersegment	—	1,674	697	6,955	(115)	9,211	(9,211)	—
Investment and other income	211	39	—	—	—	39	—	250
Total revenues	$30,071	$2,586	$1,243	$8,000	$(115)	$11,714	$(9,211)	$32,574
Earnings from operations	$1,824	$224	$213	$291	$—	$728	$—	$2,552
Interest expense	—	—	—	—	—	—	(155)	(155)
Earnings before income taxes	$1,824	$224	$213	$291	$—	$728	$(155)	$2,397

		Optum
(in millions)	UnitedHealthcare	OptumHealth	OptumInsight	OptumRx	Optum Eliminations	Optum	Corporate and Eliminations	Consolidated
Six Months Ended June 30, 2015
Revenues - external customers:
Premiums	$62,091	$1,544	$—	$—	$—	$1,544	$—	$63,635
Services	3,318	1,100	1,101	52	—	2,253	—	5,571
Products	1	16	36	2,400	—	2,452	—	2,453
Total revenues - external customers	65,410	2,660	1,137	2,452	—	6,249	—	71,659
Total revenues - intersegment	—	3,994	1,662	14,755	(331)	20,080	(20,080)	—
Investment and other income	286	73	—	1	—	74	—	360
Total revenues	$65,696	$6,727	$2,799	$17,208	$(331)	$26,403	$(20,080)	$72,019
Earnings from operations	$3,929	$487	$493	$626	$—	$1,606	$—	$5,535
Interest expense	—	—	—	—	—	—	(301)	(301)
Earnings before income taxes	$3,929	$487	$493	$626	$—	$1,606	$(301)	$5,234
Six Months Ended June 30, 2014
Revenues - external customers:
Premiums	$55,724	$1,231	$—	$—	$—	$1,231	$—	$56,955
Services	3,232	505	1,057	57	—	1,619	—	4,851
Products	2	11	40	1,982	—	2,033	—	2,035
Total revenues - external customers	58,958	1,747	1,097	2,039	—	4,883	—	63,841
Total revenues - intersegment	—	3,345	1,393	13,419	(230)	17,927	(17,927)	—
Investment and other income	367	74	—	—	—	74	—	441
Total revenues	$59,325	$5,166	$2,490	$15,458	$(230)	$22,884	$(17,927)	$64,282
Earnings from operations	$3,228	$435	$410	$533	$—	$1,378	$—	$4,606
Interest expense	—	—	—	—	—	—	(315)	(315)
Earnings before income taxes	$3,228	$435	$410	$533	$—	$1,378	$(315)	$4,291

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Further information on our business is included in Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K and additional information on our segments can be found in this Item 2 and in Note 11 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Our Medicare Advantage rates are currently enhanced by CMS quality bonuses in certain counties based on our local plans’ star ratings. The level of star ratings from CMS, based upon specified clinical and operational performance standards, will impact future quality bonuses. In addition, star ratings affect the amount of savings a plan has to generate to offer supplemental benefits, which ultimately may affect the plan’s membership and revenue. The previous star bonus program, which paid bonuses to qualifying plans rated 3 stars or higher, expired after 2014. In 2015, quality bonus payments will be paid only to plans rated 4 stars and higher. For the 2015 star bonus payment year, 39% of our Medicare Advantage members are enrolled in plans rated 4 stars or higher. We are dedicating substantial resources to advance our quality scores and star ratings to strengthen our local market programs and further improve our performance in future years.

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
RESULTS SUMMARY
The following table summarizes our consolidated results of operations and other financial information:

(in millions, except percentages and per share data)	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues:
Premiums	$31,961	$28,840	$3,121	11%	$63,635	$56,955	$6,680	12%
Services	2,865	2,447	418	17	5,571	4,851	720	15
Products	1,223	1,037	186	18	2,453	2,035	418	21
Investment and other income	214	250	(36)	(14)	360	441	(81)	(18)
Total revenues	36,263	32,574	3,689	11	72,019	64,282	7,737	12
Operating costs:
Medical costs	26,026	23,523	2,503	11	51,715	46,731	4,984	11
Operating costs	5,852	5,206	646	12	11,801	10,400	1,401	13
Cost of products sold	1,111	929	182	20	2,211	1,821	390	21
Depreciation and amortization	379	364	15	4	757	724	33	5
Total operating costs	33,368	30,022	3,346	11	66,484	59,676	6,808	11
Earnings from operations	2,895	2,552	343	13	5,535	4,606	929	20
Interest expense	(151)	(155)	(4)	(3)	(301)	(315)	(14)	(4)
Earnings before income taxes	2,744	2,397	347	14	5,234	4,291	943	22
Provision for income taxes	(1,159)	(989)	170	17	(2,236)	(1,784)	452	25
Net earnings	$1,585	$1,408	$177	13	$2,998	$2,507	$491	20
Diluted earnings per common share	$1.64	$1.42	$0.22	15%	$3.10	$2.52	$0.58	23%
Medical care ratio (a)	81.4%	81.6%	(0.2)%		81.3%	82.0%	(0.7)%
Operating cost ratio	16.1	16.0	0.1		16.4	16.2	0.2
Operating margin	8.0	7.8	0.2		7.7	7.2	0.5
Tax rate	42.2	41.3	0.9		42.7	41.6	1.1
Net earnings margin	4.4	4.3	0.1		4.2	3.9	0.3
Return on equity (b)	19.5%	17.2%	2.3%		18.5%	15.4%	3.1%

(a)	Medical care ratio is calculated as medical costs divided by premium revenue.

(b)
Return on equity is calculated as annualized net earnings divided by average equity. Average equity is calculated using the equity balance at the end of the preceding year and the equity balances at the end of each of the quarters in the periods presented.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2015 year-over-year operating comparisons to second quarter 2014 and other 2015 significant items.

•	Consolidated revenues grew 11%, UnitedHealthcare revenues grew 10% and Optum revenues grew 16%.

•	UnitedHealthcare grew to serve an additional 1.6 million people domestically.

•	Earnings from operations increased 13%, including an increase of 11% at UnitedHealthcare and 19% at Optum.

•	Diluted earnings per common share increased 15% to $1.64.

•	Year-to-date 2015 cash flows from operations were $3.4 billion an increase of 42%.

•
On July 23, 2015, we acquired Catamaran through the purchase of all of its outstanding common stock for cash. See Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information about this transaction.

2015 RESULTS OF OPERATIONS COMPARED TO 2014 RESULTS
Consolidated Financial Results
Revenues
The increase in revenues during the three and six months ended June 30, 2015 was primarily driven by growth in the number of individuals served across our benefits businesses and growth across all of Optum’s businesses.
Medical Costs and Medical Care Ratio
Medical costs during the three and six months ended June 30, 2015 increased due to risk-based membership growth in our benefits businesses. The medical care ratio for the three and six months ended June 30, 2015 decreased 20 and 70 basis points, respectively, primarily due to premium increases to cover the 2015 step up in the Health Insurance Industry Tax and our performance in managing health care costs across our benefits businesses.
Operating Cost Ratio
The increase in our operating cost ratio during the three and six months ended June 30, 2015 was due to services business acquisitions, which carry proportionately higher operating costs than premium-based business, largely offset by growth in government benefits programs and productivity gains.

Reportable Segments
See Note 11 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for more information on our segments. The following table presents a summary of the reportable segment financial information:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues
UnitedHealthcare	$33,073	$30,071	$3,002	10%	$65,696	$59,325	$6,371	11%
OptumHealth	3,438	2,586	852	33	6,727	5,166	1,561	30
OptumInsight	1,409	1,243	166	13	2,799	2,490	309	12
OptumRx	8,913	8,000	913	11	17,208	15,458	1,750	11
Optum eliminations	(172)	(115)	57	50	(331)	(230)	101	44
Optum	13,588	11,714	1,874	16	26,403	22,884	3,519	15
Eliminations	(10,398)	(9,211)	1,187	13	(20,080)	(17,927)	2,153	12
Consolidated revenues	$36,263	$32,574	$3,689	11%	$72,019	$64,282	$7,737	12%
Earnings from operations
UnitedHealthcare	$2,031	$1,824	$207	11%	$3,929	$3,228	$701	22%
OptumHealth	253	224	29	13	487	435	52	12
OptumInsight	271	213	58	27	493	410	83	20
OptumRx	340	291	49	17	626	533	93	17
Optum	864	728	136	19	1,606	1,378	228	17
Consolidated earnings from operations	$2,895	$2,552	$343	13%	$5,535	$4,606	$929	20%
Operating margin
UnitedHealthcare	6.1%	6.1%	—%		6.0%	5.4%	0.6%
OptumHealth	7.4	8.7	(1.3)		7.2	8.4	(1.2)
OptumInsight	19.2	17.1	2.1		17.6	16.5	1.1
OptumRx	3.8	3.6	0.2		3.6	3.4	0.2
Optum	6.4	6.2	0.2		6.1	6	0.1
Consolidated operating margin	8.0%	7.8%	0.2%		7.7%	7.2%	0.5%
UnitedHealthcare
The following table summarizes UnitedHealthcare revenues by business:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(in millions, except percentages)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
UnitedHealthcare Employer & Individual	$11,845	$10,729	$1,116	10%	23,268	$21,686	$1,582	7%
UnitedHealthcare Medicare & Retirement	12,559	11,785	774	7	25,340	23,287	2,053	9
UnitedHealthcare Community & State	7,205	5,764	1,441	25	14,110	10,938	3,172	29
UnitedHealthcare Global	1,464	1,793	(329)	(18)	2,978	3,414	(436)	(13)
Total UnitedHealthcare revenues	$33,073	$30,071	$3,002	10%	$65,696	$59,325	$6,371	11%

The following table summarizes the number of individuals served by our UnitedHealthcare businesses, by major market segment and funding arrangement:

	June 30,		Increase/(Decrease)
(in thousands, except percentages)	2015	2014	2015 vs. 2014
Commercial risk-based	8,105	7,610	495	7%
Commercial fee-based, including TRICARE	21,295	21,240	55	—
Total commercial	29,400	28,850	550	2
Medicare Advantage	3,205	2,985	220	7
Medicaid	5,210	4,670	540	12
Medicare Supplement (Standardized)	3,965	3,665	300	8
Total public and senior	12,380	11,320	1,060	9
Total UnitedHealthcare - domestic medical	41,780	40,170	1,610	4
International	4,080	4,765	(685)	(14)
Total UnitedHealthcare - medical	45,860	44,935	925	2%
Supplemental Data:
Medicare Part D stand-alone	5,075	5,150	(75)	(1)%
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
UnitedHealthcare’s revenue growth during the three and six months ended June 30, 2015 was due to growth in the number of individuals served across its businesses and price increases reflecting underlying medical cost trends.
UnitedHealthcare’s operating earnings for the three and six months ended June 30, 2015 increased year-over-year due to a combination of strong growth across the business along with improved medical cost management and increased productivity.
Optum
Total revenues increased for the three and six months ended June 30, 2015 as each reporting segment advanced revenues by double-digit percentages as a result of the factors discussed below.
The increases in Optum’s earnings from operations for the three and six months ended June 30, 2015 were driven by revenue growth. For the six months ended June 30, 2015, the increase in earnings from operations was partially offset by transaction costs related to the acquisition of Catamaran at OptumRx.
The results by segment were as follows:
OptumHealth
Revenue and earnings from operations increased at OptumHealth during the three and six months ended June 30, 2015 primarily due to growth in the number of patients served across its OptumCare health delivery businesses as well as the impact of acquisitions. The operating margins for the three and six months ended June 30, 2015 decreased from the prior year primarily due to stronger growth in lower margin lines of business and investments made to support future growth.
OptumInsight
Revenue at OptumInsight for the three and six months ended June 30, 2015 increased primarily due to growth in care provider revenue management services. Earnings from operations and operating margins for the three and six months ended June 30, 2015 increased primarily due to increased revenues, growth in technology services and simplification of lines of business.
OptumRx
OptumRx revenue, earnings from operations and operating margin for the three and six months ended June 30, 2015 increased due to an increase in prescription volume driven by serving an increasing number of people, increases in revenue per script and growth in specialty medications. The increases in earnings from operations and operating margin for the six months ended June 30, 2015 were partially offset by transaction costs related to the acquisition of Catamaran. For more information about the Catamaran transaction, see Note 1 in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
For the six months ended June 30, 2015, our U.S. regulated subsidiaries paid their parent companies dividends of $2.4 billion, and we had approximately $1.9 billion in ordinary dividend capacity remaining for the year.
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

Summary of our Major Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2015	2014	2015 vs. 2014
Sources of cash:
Cash provided by operating activities	$3,432	$2,422	$1,010
Customer funds administered	941	333	608
Issuances of commercial paper and long-term debt, net of repayments	670	—	670
Proceeds from common stock issuances	242	267	(25)
Sales and maturities of investments, net of purchases	—	460	(460)
Other	48	—	48
Total sources of cash	5,333	3,482
Uses of cash:
Common stock repurchases	(953)	(1,937)	984
Cash paid for acquisitions, net of cash assumed	(1,778)	(523)	(1,255)
Purchases of investments, net of sales and maturities	(404)	—	(404)
Purchases of property, equipment and capitalized software, net	(716)	(716)	—
Cash dividends paid	(833)	(642)	(191)
Repayments of long-term debt and commercial paper, net of issuances	—	(273)	273
Other	(188)	(269)	81
Total uses of cash	(4,872)	(4,360)
Effect of exchange rate changes on cash and cash equivalents	(69)	14	(83)
Net increase (decrease) in cash and cash equivalents	$392	$(864)	$1,256
2015 Cash Flows Compared to 2014 Cash Flows
Cash flows provided by operating activities in 2015 increased primarily due to improvement in net earnings and growth in risk-based products, which increased medical costs payable, partially offset by the first quarter 2015 payment of reinsurance program fees.
Other significant changes in sources or uses of cash year-over-year included decreased share repurchases in 2015 compared to 2014, net debt issuances in 2015 compared to net repayments in 2014, increased cash paid for acquisitions in 2015 compared to 2014, and a change in investment activity to net purchases in 2015 compared to net sales in 2014.
Financial Condition
As of June 30, 2015, our cash, cash equivalent and available-for-sale investment balances of $28.3 billion included $7.9 billion of cash and cash equivalents (of which $654 million was available for general corporate use), $18.8 billion of debt securities and $1.6 billion of investments in equity securities consisting of investments in non-U.S. dollar fixed-income funds; employee savings plan related investments; venture capital funds; and dividend paying stocks. Given the significant portion of our portfolio held in cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position. The use of different market assumptions or valuation methodologies, especially those used in valuing our $403 million of available-for-sale Level 3 securities (those securities priced using significant unobservable inputs), may have an effect on the estimated fair values of our investments. Due to the subjective nature of these assumptions, the estimates may not be indicative of the actual exit price if we had sold the investment at the measurement date. Other sources of liquidity, primarily from operating cash flows and our commercial paper program, which is supported by our bank credit facilities, reduce the need to sell investments during adverse market conditions. See Note 3 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further detail concerning our fair value measurements.
Our available-for-sale debt portfolio had a weighted-average duration of 3.3 years and a weighted-average credit rating of “AA” as of June 30, 2015. When multiple credit ratings are available for an individual security, the average of the available ratings is used to determine the weighted-average credit rating.

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
Our bank credit facilities contain various covenants, including covenants requiring us to maintain a debt to debt-plus-equity ratio of not more than 50%. Our debt to debt-plus-equity ratio, calculated as the sum of debt divided by the sum of debt and shareholders’ equity, which reasonably approximates the actual covenant ratio, was 35.4% as of June 30, 2015.
Long-Term Debt. Periodically, we access capital markets and issue long-term debt for general corporate purposes, for example, to meet our working capital requirements, to refinance debt, to finance acquisitions or for share repurchases. In July 2015, we issued debt to fund the acquisition of Catamaran. For more information on this debt issuance, see Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Credit Ratings. Our credit ratings as of June 30, 2015, were as follows:

	Moody’s		Standard & Poor’s		Fitch(a)		A.M. Best
	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook	Ratings	Outlook
Senior unsecured debt	A3	Negative	A+	Negative	A-	Negative Watch	bbb+	Stable
Commercial paper	P-2	n/a	A-1	n/a	F1	n/a	AMB-2	n/a

(a)	In July 2015, Fitch removed us from Negative Watch, affirmed our ratings, and changed our outlook to Negative.
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
Share Repurchase Program. We expect continued moderated share repurchase activity for the remainder of 2015 due to the acquisition of Catamaran. For more information on our share repurchase program, see Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Dividends. In June 2015, our Board increased our quarterly cash dividend to shareholders to an annual dividend rate of $2.00 per share. For more information on our dividend, see Note 8 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Catamaran Acquisition. In March 2015, we entered into an agreement to purchase all of Catamaran’s outstanding common shares for cash. The transaction closed on July 23, 2015. We paid for the acquisition primarily with the proceeds of new indebtedness. For more information about the Catamaran transaction and related debt issuances, see Note 1 and Note 7 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014 was disclosed in our 2014 10-K. During the six months ended June 30, 2015, other than the Catamaran acquisition, there were no material changes to this previously disclosed information outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including through internal development of new products, programs and technology applications and acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard using either the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In July 2015, the FASB approved the deferral of ASU 2014-09 for one year and is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. We are currently evaluating the effect of the new revenue recognition guidance.
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
Some factors that could cause actual results to differ materially from results discussed or implied in the forward-looking statements include: our ability to effectively estimate, price for and manage our medical costs, including the impact of any new coverage requirements; new laws or regulations, or changes in existing laws or regulations, or their enforcement or application, including increases in medical, administrative, technology or other costs or decreases in enrollment resulting from U.S., Brazilian and other jurisdictions regulations affecting the health care industry; assessments for insolvent payers under state guaranty fund laws; our ability to achieve improvement in CMS star ratings and other quality scores that impact revenue; reductions in revenue or delays to cash flows received under Medicare, Medicaid and TRICARE programs, including sequestration and the effects of a prolonged U.S. government shutdown or debt ceiling constraints; changes in Medicare, including changes in payment methodology, the CMS star ratings program or the application of risk adjustment data validation audits; our participation in federal and state health insurance exchanges which entail uncertainties associated with mix and volume of business; cyber-attacks or other privacy or data security incidents; failure to comply with privacy and data security regulations; regulatory and other risks and uncertainties of the pharmacy benefits management industry; competitive pressures, which could affect our ability to maintain or increase our market share; challenges to our public sector contract awards; our ability to execute contracts on competitive terms with physicians, hospitals and other service providers; failure to achieve targeted operating cost productivity improvements, including savings resulting from technology enhancement and administrative modernization; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; failure to manage successfully our strategic alliances or complete or receive anticipated benefits of acquisitions and other strategic transactions, including our acquisition of Catamaran; fluctuations in foreign currency exchange rates on our reported shareholders equity and results of operations; downgrades in our credit ratings; adverse economic conditions, including decreases in enrollment resulting from increases in the unemployment rate and commercial attrition; the performance of our investment portfolio; impairment of the value of our goodwill and intangible assets in connection with dispositions or if estimated future results do not adequately support goodwill and intangible assets recorded for our existing businesses or the businesses that we acquire; increases in health care costs resulting from large-scale medical emergencies; failure to maintain effective and efficient information systems or if our technology products do not operate as intended; and our ability to obtain sufficient funds from our regulated subsidiaries or the debt or capital markets to fund our obligations, to maintain our debt to total capital ratio at targeted levels, to maintain our quarterly dividend payment cycle or to continue repurchasing shares of our common stock.
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
The following table summarizes the impact of hypothetical changes in market interest rates across the entire yield curve by 1% point or 2% points as of June 30, 2015 on our investment income and interest expense per annum, and the fair value of our investments and debt (in millions, except percentages):

	June 30, 2015
Increase (Decrease) in Market Interest Rate	Investment Income Per Annum (a)	Interest Expense Per Annum (a)	Fair Value of Financial Assets (b)	Fair Value of Financial Liabilities
2%	$197	$263	$(1,374)	$(1,657)
1	98	131	(696)	(909)
(1)	(61)	(24)	645	1,108
(2)	nm	nm	1,114	2,464
nm = not meaningful

(a)
Given the low absolute level of short-term market rates on our floating-rate assets and liabilities as of June 30, 2015, the assumed hypothetical change in interest rates does not reflect the full 100 basis point reduction in interest income or interest expense as the rate cannot fall below zero and thus the 200 basis point reduction is not meaningful.

(b)	As of June 30, 2015, some of our investments had interest rates below 2% so the assumed hypothetical change in the fair value of investments does not reflect the full 200 basis point reduction.
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
An appreciation of the U.S. dollar against the Brazilian real reduces the carrying value of the net assets denominated in Brazilian real. For example, as of June 30, 2015, a hypothetical 10% and 25% increase in the value of the U.S. dollar against the Brazilian real would have caused a reduction in net assets of approximately $370 million and $815 million, respectively. We manage exposure to foreign currency risk by conducting our international business operations primarily in their functional currencies.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of our legal proceedings is included in and incorporated by reference to Note 10 of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (a)
Second Quarter 2015

For the Month Ended	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
	(in millions)		(in millions)	(in millions)
April 30, 2015	—	$—	—	63
May 31, 2015	—	—	—	63
June 30, 2015	—	—	—	63
Total	—	$—	—

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

(b)	During the three months ended June 30, 2015, we repurchased 0.5 million shares at an average price of $117 per share.

ITEM 6.	EXHIBITS**

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
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
Amended and Restated UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

UNITEDHEALTH GROUP INCORPORATED

/s/ STEPHEN J. HEMSLEY	Chief Executive Officer (principal executive officer)	Dated:	July 29, 2015
Stephen J. Hemsley

/s/ DAVID S. WICHMANN	President and Chief Financial Officer (principal financial officer)	Dated:	July 29, 2015
David S. Wichmann

/S/ ERIC S. RANGEN	Senior Vice President and Chief Accounting Officer (principal accounting officer)	Dated:	July 29, 2015
Eric S. Rangen

EXHIBIT INDEX**

The following exhibits are filed in response to Item 601 of Regulation S-K.

3.1	Certificate of Incorporation of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
3.2	Bylaws of UnitedHealth Group Incorporated (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A/A filed on July 1, 2015)
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
Amended and Restated UnitedHealth Group Incorporated 2011 Stock Incentive Plan, effective June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from UnitedHealth Group Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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